Form 10-Q
period 2022-03-31
North Haven Private Income Fund LLC
filed 2022-05-11
CIK 1851322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 000-56388
North Haven Private Income Fund LLC
(Exact name of registrant as specified in charter)

Delaware (State or other jurisdiction of incorporation or registration)	87-4562172 (I.R.S. Employer Identification No.)

1585 Broadway, New York, NY (Address of principal executive offices)	10036 (Zip Code)
1 212-761-4000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of May 11, 2022, there was no established public market for the registrant’s limited liability company units.
The number of the registrant’s Class S Units outstanding at May 11, 2022 was 42,175,061.

North Haven Private Income Fund LLC

Part I. Financial Information
Item 1.	Consolidated Financial Statements
	Report of Independent Registered Public Accounting Firm	3
	Consolidated Statements of Financial Condition as of March 31, 2022 (unaudited) and December 31, 2021 (audited)	4
	Consolidated Statements of Operations for the three months ended March 31, 2022 (unaudited) and for the period from March 4, 2021 (inception) to March 31, 2021 (unaudited)	5
	Consolidated Statements of Changes in Members’ Capital for the three months ended March 31, 2022 (unaudited) and for the period from March 4, 2021 (inception) to March 31, 2021 (unaudited)	6
	Consolidated Statements of Cash Flows for the three months ended March 31, 2022 (unaudited) and for the period from March 4, 2021 (inception) to March 31, 2021 (unaudited)	7
	Consolidated Schedule of Investments as of March 31, 2022 (unaudited)	8
	Notes to the Consolidated Financial Statements (unaudited)	18
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	40
Part II. Other Information
Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	42
Item 6.	Exhibits and Financial Statement Schedules	43
SIGNATURES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the unitholders and the Board of Directors of North Haven Private Income Fund LLC
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statements of financial condition of North Haven Private Income Fund LLC and subsidiaries (the "Company"), including the consolidated schedule of investments as of March 31, 2022, and the related consolidated statements of operations, changes in member’s Capital and cash flows for the three-month period ended March 31, 2022 and for the period from March 4, 2021 (inception) to March 31, 2021, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of financial condition of the Company as of December 31, 2021, and the related consolidated statements of operations, changes in member’s Capital, and cash flows for the period from March 4, 2021 (inception) through December 31, 2021 then ended (not presented herein); and in our report dated January 21, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of financial condition as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.
Basis for Review Results
This interim financial information is the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our reviews in accordance with standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
/s/ Deloitte & Touche LLP
New York, NY
May 11, 2022

North Haven Private Income Fund LLC
Consolidated Statements of Financial Condition
(In thousands, except unit and per unit amounts)

	March 31, 2022 (Unaudited)	December 31, 2021 (Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $781,384 and $— at March 31, 2022 and December 31, 2021, respectively)	$775,312	$—
Cash	180,928	35
Deferred financing costs	4,990	—
Deferred offering costs	357	96
Interest and dividend receivable from non-controlled/non-affiliated investments	2,713	—
Receivable for investments sold	125	—
Prepaid expenses and other assets	685	—
Total assets	965,110	131

Liabilities
Payable for investments purchased	132,588	—
Payable to affiliates (Note 3)	1,156	260
Financing costs payable	250	—
Dividends payable	2,793	—
Subscriptions received in advance (Note 8)	145,508	—
Accrued expenses and other liabilities	1,779	327
Total liabilities	284,074	587

Commitments and Contingencies (Note 7)

Members' Capital
Class S Units (34,481,011 and 1,750 units issued and outstanding as of March 31, 2022 and December 31, 2021, respectively)	34	—
Paid-in capital in excess of par value	687,734	35
Distributable earnings (accumulated losses)	(6,732)	(491)
Total members' capital	$681,036	$(456)
Total liabilities and members' capital	$965,110	$131
Net asset value per unit	$19.75	$(260.57)
The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund LLC
Consolidated Statements of Operations (Unaudited)
(In thousands, except unit and per unit amounts)

	For the Three Months Ended March 31, 2022	For the period from March 4, 2021 (inception) to March 31, 2021
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$5,169	$—
Payment-in-kind interest income	10	—
Other income	187	—
Total investment income	5,366	—

Expenses:
Interest and other financing expenses	565	—
Management fees	1,101	—
Professional fees	355	—
Organization and offering costs	238	21
Directors' fees	77	—
Administrative service fees	30	—
Servicing fees	753	—
General and other expenses	125	—
Total expenses	3,244	21
Expense support (Note 3)	(535)	—
Management fees waiver (Note 3)	(1,101)	—
Net expenses	1,608	21
Net investment income (loss)	3,758	(21)

Realized and unrealized gain (loss) on investment transactions:
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(6,072)	—
Net realized and unrealized gain (loss)	(6,072)	—
Net increase (decrease) in members' capital resulting from operations	$(2,314)	$(21)

Per unit information—basic and diluted
Net investment income (loss) per unit	$0.13	$—
Earnings per unit	$(0.08)	$—
Weighted average units outstanding (Note 9):	29,595,140	—

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund LLC
Consolidated Statements of Changes in Members’ Capital (Unaudited)
(In thousands)

	For the Three Months Ended March 31, 2022	For the period from March 4, 2021 (inception) to March 31, 2021
Members' Capital at beginning of period:	$(456)	$—
Increase (decrease) in members’ capital resulting from operations:
Net investment income (loss)	3,758	(21)
Net realized gain (loss)	—	—
Net change in unrealized appreciation (depreciation)	(6,072)	—
Net increase (decrease) in members’ capital resulting from operations	(2,314)	(21)

Capital transactions:
Issuance of Units	687,156	—
Reinvestment of dividends	577	—
Dividends declared	(3,927)	—
Net increase in members' capital resulting from capital transactions	683,806	—
Total increase (decrease) in members' capital	681,492	(21)
Members' capital at end of period	$681,036	$(21)

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund LLC
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Three Months Ended March 31, 2022	For the period from March 4, 2021 (inception) to March 31, 2021
Cash flows from operating activities:
Net increase (decrease) in members' capital resulting from operations	$(2,314)	$(21)
Adjustments to reconcile net increase (decrease) in members' capital resulting from operations to net cash provided by (used in) operating activities
Net accretion of discount and amortization of premium on investments	(131)	—
Net change in unrealized (appreciation) depreciation on investments	6,072	—
Amortization of deferred financing costs	159	—
Amortization of deferred offering costs	69	—
Purchases of investments and change in payable for investments purchased	(651,888)	—
Proceeds from sale of investments and principal repayments and change in receivable for investments sold	3,098	—
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	(2,713)	—
(Increase) decrease in prepaid expenses and other assets	(685)	—
(Decrease) increase in payable to affiliates	896	—
(Decrease) increase in accrued expenses and other liabilities	1,452	57
Net cash provided by (used in) operating activities	(645,985)	37

Cash flows from financing activities:
Subscriptions received in advance	145,508	—
Proceeds from issuance of Class S Units	687,156	—
Distributions paid	(557)	—
Deferred financing costs paid	(4,899)	—
Offering costs paid	(330)	(37)
Net cash provided by (used in) financing activities	826,878	(37)
Net increase (decrease) in cash	180,893	—
Cash at beginning of period	35	—
Cash at end of period	$180,928	$—

Supplemental information and non-cash activities:
Accrued but unpaid dividends	$2,793	$—
Accrued but unpaid deferred financing costs	$250	$—
Accrued but unpaid deferred offering costs	$425	$—
Dividend reinvestment paid	$577	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
First Lien Debt
Aerospace & Defense
KKR Apple Bidco, LLC	(8)	L + 3.00%	3.50%	09/23/2028	4,988	$4,981	$4,917	0.72%
Air Freight & Logistics
Omni Intermediate Holdings, LLC	(5) (6)	L + 5.00%	6.01%	12/30/2026	7,858	7,785	7,824	1.15
Omni Intermediate Holdings, LLC	(5) (6) (11)	L + 5.00%	6.01%	12/30/2026	355	353	351	0.05
Omni Intermediate Holdings, LLC	(5) (6) (11)	L + 5.00%	6.01%	12/30/2025	—	(4)	(3)	—
						8,134	8,172	1.20
Auto Components
Continental Battery Company	(5) (6)	L + 6.75%	7.75%	01/20/2027	6,234	6,113	6,113	0.90
Les Schwab Tire Centers	(7)	L + 3.25%	4.00%	11/02/2027	5,000	5,006	4,950	0.73
Sonny's Enterprises, Inc.	(5) (6)	L + 6.75%	7.75%	08/05/2026	2,170	2,129	2,111	0.31
Sonny's Enterprises, Inc.	(5) (6) (11)	L + 5.50%	6.50%	08/05/2026	—	(119)	(177)	(0.03)
						13,129	12,997	1.91
Automobiles
ARI Network Services, Inc.	(5) (7)	L + 5.50%	6.25%	02/28/2025	14,338	14,066	14,066	2.07
Portfolio Group	(5) (6) (11)	L + 6.00%	7.01%	12/02/2025		(24)	(24)	—
						14,042	14,042	2.06
Beverages
Triton Water Holdings, Inc.	(8)	L + 3.50%	4.51%	03/31/2028	4,987	4,963	4,856	0.71
Biotechnology
GraphPad Software, LLC	(5) (6)	L + 5.50%	6.50%	04/27/2027	8,068	7,990	8,020	1.18
GraphPad Software, LLC	(5) (6) (11)	L + 6.00%	7.00%	04/27/2027	—	(42)	(27)	—
						7,948	7,993	1.17
Building Products
ACProducts, Inc.	(9)	L + 4.25%	4.75%	05/17/2028	5,000	4,981	4,497	0.66
Chamberlain Group, Inc.	(8)	L + 3.50%	4.51%	11/03/2028	3,994	3,988	3,940	0.58
DiversiTech Holdings, Inc.	(8)	L + 3.75%	4.76%	12/22/2028	2,071	2,077	2,040	0.30
DiversiTech Holdings, Inc.	(8) (11)	L + 3.75%	4.76%	12/22/2028	—	1	(6)	—
Leaf Home Solutions, LLC	(9)	L + 4.25%	5.64%	02/16/2029	7,000	6,900	6,913	1.02
White Cap Buyer, LLC	(8)	S + 3.75%	4.25%	10/19/2027	2,500	2,503	2,468	0.36
						20,450	19,852	2.91
Chemicals
Olympus Water US Holding Corporation	(8)	L + 3.75%	4.75%	11/09/2028	2,993	2,996	2,908	0.43
Commercial Services & Supplies
Allied Universal Holdco, LLC	(8)	L + 3.75%	4.25%	05/12/2028	6,982	6,973	6,866	1.01

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Belfor Holdings, Inc.	(7)	L + 3.75%	4.21%	04/06/2026	4,987	$4,993	$4,956	0.73%
DG Investment Intermediate Holdings 2, Inc.	(9)	L + 3.50%	4.25%	03/31/2028	2,494	2,503	2,466	0.36
Employbridge, LLC	(5) (6)	L + 5.00%	5.81%	07/14/2028	2,494	2,494	2,461	0.36
FLS Holding, Inc.	(5) (6) (10) (11)	L + 5.25%	6.25%	12/17/2028	9,583	9,398	9,405	1.38
FLS Holding, Inc.	(5) (6) (10) (11)	L + 5.25%	6.25%	12/17/2028	—	(20)	(39)	(0.01)
FLS Holding, Inc.	(5) (6) (10) (11)	L + 5.25%	6.25%	12/17/2027	—	(16)	(16)	—
KWOR Acquisition, Inc.	(5)	L + 5.25%	6.00%	12/22/2028	7,024	6,923	6,871	1.01
KWOR Acquisition, Inc.	(5) (11)	L + 5.25%	6.00%	12/22/2027	63	49	42	0.01
MHE Intermediate Holdings, LLC	(5) (6)	L + 5.75%	7.04%	07/21/2027	4,975	4,927	4,886	0.72
PECF USS Intermediate Holding III Corporation	(8)	L + 4.25%	4.76%	12/15/2028	4,988	5,000	4,934	0.72
Sherlock Buyer Corp.	(5) (7)	L + 5.75%	6.50%	12/08/2028	7,116	6,978	7,088	1.04
Sherlock Buyer Corp.	(5) (7) (11)	L + 5.75%	6.50%	12/08/2028	—	(20)	(8)	—
Sherlock Buyer Corp.	(5) (7) (11)	L + 5.75%	6.50%	12/08/2027	—	(16)	(3)	—
SITEL Worldwide Corporation	(9)	L + 3.75%	4.25%	08/28/2028	4,987	5,006	4,939	0.73
Sweep Purchaser, LLC	(5) (6) (11)	L + 5.75%	6.75%	11/30/2026	1,432	1,401	1,404	0.21
Tamarack Intermediate, LLC	(5) (7)	S + 5.75%	6.50%	03/13/2028	15,125	14,824	14,824	2.18
Tamarack Intermediate, LLC	(5) (7) (11)	S + 5.75%	6.50%	03/13/2028	—	(49)	(49)	(0.01)
TruGreen Limited Partnership	(7)	L + 4.00%	4.75%	11/02/2027	4,987	4,938	4,952	0.73
USIC Holdings, Inc.	(9)	L + 3.50%	4.25%	05/12/2028	3,994	3,968	3,949	0.58
Valcourt Holdings II, LLC	(5) (6)	S + 5.50%	6.50%	01/07/2027	3,289	3,224	3,224	0.47
						83,478	83,152	12.21
Construction & Engineering
Centuri Group, Inc.	(8)	L + 2.50%	3.01%	08/27/2028	2,724	2,720	2,674	0.39
KPSKY Acquisition, Inc.	(5) (7)	L + 5.50%	6.25%	10/19/2028	6,566	6,438	6,452	0.95
KPSKY Acquisition, Inc.	(5) (7) (11)	P + 4.50%	8.00%	10/19/2028	375	365	362	0.05
						9,523	9,488	1.39
Construction Materials
SRS Distribution, Inc.	(8)	L + 3.50%	4.00%	06/02/2028	5,500	5,499	5,427	0.80
Construction Materials
Deerfield Dakota Holding, LLC	(6)	L + 3.75%	4.75%	04/09/2027	4,987	5,012	4,956	0.73
Containers & Packaging
BP Purchaser, LLC	(5)	L + 5.50%	6.25%	12/10/2028	9,891	9,700	9,651	1.42
Flex Acquisition Company, Inc.	(8)	L + 3.50%	4.00%	03/02/2028	3,671	3,671	3,661	0.54
Fortis Solutions Group, LLC	(5) (7)	L + 5.50%	6.25%	10/13/2028	4,615	4,528	4,539	0.67
Fortis Solutions Group, LLC	(5) (7) (11)	L + 5.50%	6.25%	10/13/2028	—	(18)	(31)	—
Fortis Solutions Group, LLC	(5) (7) (11)	L + 5.50%	6.25%	10/15/2027	—	(12)	(10)	—
Proampac PG Borrower, LLC	(7)	L + 3.75%	4.50%	11/03/2025	4,987	5,006	4,869	0.71
						22,875	22,679	3.33

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Distributors
ABB Concise Optical Group, LLC	(5) (7)	L + 7.50%	8.28%	02/23/2028	18,113	$17,666	$17,666	2.59%
ABB Concise Optical Group, LLC	(5) (11)	P + 6.50%	10.00%	02/23/2028	698	652	652	0.10
PT Intermediate Holdings III, LLC	(5) (7)	L + 5.50%	6.51%	11/01/2028	14,528	14,387	14,383	2.11
PT Intermediate Holdings III, LLC	(5) (7)	L + 5.50%	6.51%	11/01/2028	3,461	3,428	3,427	0.50
						36,133	36,128	5.30
Diversified Consumer Services
Asurion, LLC	(9)	L + 3.25%	3.71%	12/23/2026	4,987	4,975	4,873	0.72
Heartland Home Services	(5) (7) (11)	L + 5.75%	6.50%	12/15/2026	—	—	—	—
Lightspeed Solution,LLC	(5) (7)	S + 6.00%	6.75%	03/01/2028	15,122	14,823	14,823	2.18
Lightspeed Solution,LLC	(5) (7) (11)	S + 6.00%	6.75%	03/01/2028	—	(48)	(48)	(0.01)
LUV Car Wash Group, LLC	(5) (6) (7) (8) (9) (10) (11)	L + 5.50%	6.50%	12/09/2026	4,778	4,677	4,677	0.69
Spin Holdco, Inc.	(9)	L + 4.00%	4.75%	03/04/2028	4,987	5,000	4,943	0.73
						29,427	29,268	4.30
Diversified Financial Services
Finastra USA, Inc.	(6) (10)	L + 3.50%	4.50%	06/13/2024	4,986	4,980	4,917	0.72
SitusAMC Holdings Corp.	(5) (7)	L + 5.75%	6.50%	12/22/2027	5,600	5,546	5,555	0.82
Smarsh, Inc.	(5) (7)	S + 6.50%	7.25%	02/16/2029	4,286	4,201	4,201	0.62
Smarsh, Inc.	(5) (7) (11)	S + 6.50%	7.25%	02/16/2029	—	(11)	(11)	—
Smarsh, Inc.	(5) (7) (11)	S + 6.50%	7.25%	02/16/2029	—	(5)	(5)	—
						14,711	14,657	2.15
Electrical Equipment
Dynacast International, LLC	(6)	L + 4.50%	5.50%	07/22/2025	2,270	2,281	2,257	0.33
Electronic Equipment, Instruments & Components
Alliance Laundry Systems, LLC	(7)	L + 3.50%	4.25%	10/08/2027	4,987	5,000	4,934	0.72
EXC Holdings III Corp.	(9)	L + 3.50%	4.51%	12/02/2024	2,992	2,992	2,970	0.44
						7,992	7,904	1.16
Food & Staples Retailing
CNT Holdings I Corp.	(7)	L + 3.50%	4.25%	11/08/2027	4,987	5,006	4,955	0.73
Shearer's Foods, Inc.	(7)	L + 3.50%	4.25%	09/23/2027	2,494	2,493	2,416	0.35
						7,499	7,371	1.08
Health Care Equipment & Supplies
Medline Borrower, LP	(9)	L + 3.25%	3.75%	10/23/2028	5,000	4,997	4,947	0.73
Health Care Providers & Services
CHG Healthcare Services, Inc.	(8)	L + 3.50%	5.00%	09/29/2028	4,987	5,006	4,936	0.72
DCA Investment Holdings, LLC	(5) (7)	S + 6.00%	6.75%	04/03/2028	7,092	7,022	7,022	1.03
DCA Investment Holdings, LLC	(5) (7) (11)	S + 6.00%	6.75%	04/03/2028	—	(8)	(16)	—
Electron BidCo, Inc.	(8)	L + 3.25%	3.75%	11/01/2028	5,000	5,006	4,939	0.73
Heartland Veterinary Partners, LLC	(5)	L + 4.75%	5.75%	12/10/2026	2,603	2,578	2,595	0.38
Heartland Veterinary Partners, LLC	(5) (11)	L + 4.75%	5.75%	12/10/2026	1,195	1,140	1,178	0.17

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Heartland Veterinary Partners, LLC	(5) (11)	L + 4.75%	5.75%	12/10/2026	—	$(5)	$(2)	—%
Medical Solutions Holdings, Inc.	(9)	L + 3.50%	4.51%	11/01/2028	4,620	4,616	4,574	0.67
Medical Solutions Holdings, Inc.	(9) (11)	L + 3.50%	4.51%	11/01/2028	—	(1)	(9)	—
Midwest Physician Administrative Services, LLC	(7)	L + 3.25%	4.26%	03/12/2028	3,990	3,981	3,934	0.58
National Mentor Holdings, Inc.	(9)	L + 3.75%	4.76%	03/02/2028	4,675	4,637	4,515	0.66
National Mentor Holdings, Inc.	(9)	L + 3.75%	4.76%	03/02/2028	131	130	127	0.02
National Mentor Holdings, Inc.	(9) (11)	L + 3.75%	4.76%	03/02/2028	—	(1)	(7)	—
Parexel International Corporation	(8)	L + 3.50%	4.00%	11/15/2028	7,000	7,016	6,942	1.02
PetVet Care Centers, LLC	(7)	L + 3.50%	4.25%	02/14/2025	4,987	5,005	4,956	0.73
Phoenix Guarantor, Inc.	(9)	L + 3.50%	3.95%	03/05/2026	5,000	5,013	4,941	0.73
Stepping Stones Healthcare Services, LLC	(5) (7)	L + 6.25%	6.76%	01/02/2029	4,375	4,311	4,311	0.63
Stepping Stones Healthcare Services, LLC	(5) (7) (11)	L + 6.25%	6.76%	01/02/2029	—	(6)	(6)	—
Stepping Stones Healthcare Services, LLC	(5) (7) (11)	P + 4.75%	6.76%	12/30/2026	100	91	91	0.01
Vardiman Black Holdings, LLC	(5) (8)	S + 8.00%	8.50%	03/18/2027	6,875	6,807	6,807	1.00
Vardiman Black Holdings, LLC	(5) (8) (11)	S + 8.00%	8.50%	03/18/2027	365	323	323	0.05
Vermont Aus Pty Ltd	(5) (7) (10)	S + 5.50%	6.04%	03/22/2028	10,000	9,751	9,751	1.43
WP CityMD Bidco, LLC	(8)	L + 3.25%	3.75%	12/22/2028	5,055	5,055	5,022	0.74
						77,467	76,924	11.30
Health Care Technology
Athenahealth, Inc.	(8)	S + 3.50%	4.00%	02/15/2029	4,275	4,249	4,223	0.62
Athenahealth, Inc.	(8) (11)	S + 3.50%	4.00%	02/15/2029	—	(5)	(9)	—
Ensemble RCM, LLC		L + 3.75%	4.05%	08/03/2026	4,987	5,006	4,954	0.73
eResearchTechnology, Inc.	(6)	L + 4.50%	5.50%	02/04/2027	3,491	3,465	3,474	0.51
Gainwell Acquisition Corp.	(7)	L + 4.00%	5.01%	10/01/2027	6,982	7,012	6,965	1.02
MedAssets Software Intermediate Holdings, Inc.	(8)	L + 4.00%	4.50%	12/18/2028	7,000	7,004	6,915	1.02
Navicure, Inc.		L + 4.00%	4.46%	10/22/2026	6,982	7,003	6,956	1.02
Project Ruby Ultimate Parent Corp.	(9)	L + 3.25%	4.00%	03/03/2028	5,486	5,486	5,426	0.80
Symplr Software, Inc.	(7)	L + 4.50%	5.25%	12/22/2027	4,987	5,000	4,901	0.72
Verscend Holding Corp.		L + 4.00%	4.46%	08/27/2025	6,982	6,978	6,948	1.02
						51,198	50,753	7.45
Hotels, Restaurants & Leisure
IRB Holding Corp.	(6)	L + 2.75%	3.76%	02/05/2025	4,987	4,987	4,943	0.73
Household Products
AI Aqua Merger Sub, Inc.	(8) (9)	L + 4.00%	4.50%	07/31/2028	4,816	4,828	4,766	0.70
AI Aqua Merger Sub, Inc.	(8) (9)	L + 3.50%	4.00%	07/31/2028	321	322	318	0.05
						5,150	5,084	0.75
Industrial Conglomerates
Filtration Group Corporation	(8)	L + 3.50%	4.00%	10/21/2028	4,987	4,994	4,925	0.72
Insurance Services
Alliant Holdings Intermediate, LLC	(8)	L + 3.50%	4.00%	11/06/2027	3,979	3,980	3,948	0.58

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Foundation Risk Partners, Corp.	(5) (7)	L + 5.75%	6.50%	10/29/2028	6,184	$6,093	$6,098	0.90%
Foundation Risk Partners, Corp.	(5) (7) (11)	L + 5.75%	6.50%	10/29/2028	1,103	1,085	1,084	0.16
Foundation Risk Partners, Corp.	(5) (7) (11)	L + 5.75%	6.50%	10/29/2027	—	(9)	(9)	—
Higginbotham Insurance Agency, Inc.	(5) (7)	L + 5.50%	6.25%	11/25/2026	1,231	1,219	1,217	0.18
Higginbotham Insurance Agency, Inc.	(5) (7) (11)	L + 5.50%	6.25%	11/25/2026	352	337	320	0.05
High Street Buyer, Inc.	(5) (11)	L + 5.75%	6.50%	02/02/2029	1,770	1,482	1,482	0.22
Hub International Limited	(9)	L + 3.25%	4.26%	04/25/2025	4,987	4,994	4,951	0.73
Integrity Marketing Acquisition, LLC	(5) (7)	L + 5.50%	6.25%	08/27/2025	4,975	4,905	4,947	0.73
Integrity Marketing Acquisition, LLC	(5) (6) (11)	L + 5.75%	6.75%	08/27/2025	—	(26)	(21)	—
Keystone Agency Investors	(5) (6)	L + 5.50%	6.51%	05/03/2027	1,998	1,970	1,971	0.29
Keystone Agency Investors	(5) (6) (11)	L + 5.50%	6.51%	05/03/2027	—	(37)	(35)	(0.01)
Oakbridge Insurance Agency, LLC	(5) (6)	S + 5.75%	6.75%	12/31/2026	1,903	1,875	1,875	0.28
Oakbridge Insurance Agency, LLC	(5) (6) (11)	S + 5.75%	6.75%	12/31/2026	—	(118)	(118)	(0.02)
Oakbridge Insurance Agency, LLC	(5) (6) (11)	S + 5.75%	6.75%	12/31/2026	169	160	160	0.02
Patriot Growth Insurance Services, LLC	(5) (7)	L + 5.50%	6.25%	10/16/2028	4,945	4,853	4,859	0.71
Patriot Growth Insurance Services, LLC	(5) (7) (11)	L + 5.50%	6.25%	10/16/2028	—	(15)	(29)	—
Patriot Growth Insurance Services, LLC	(5) (7) (11)	L + 5.50%	6.25%	10/16/2028	—	(9)	(8)	—
Peter C. Foy & Associates Insurance Services, LLC	(5) (7)	L + 6.00%	6.75%	11/01/2028	3,984	3,945	3,945	0.58
Peter C. Foy & Associates Insurance Services, LLC	(5) (7) (11)	S + 6.00%	7.74%	11/01/2028	1,477	1,421	1,421	0.21
Peter C. Foy & Associates Insurance Services, LLC	(5) (7)	L + 6.00%	6.75%	11/01/2028	1,107	1,096	1,096	0.16
Peter C. Foy & Associates Insurance Services, LLC	(5) (7) (11)	L + 6.00%	6.75%	11/01/2027	—	(2)	(2)	—
RSC Acquisition, Inc.	(5) (7)	L + 5.50%	6.25%	10/30/2026	2,896	2,869	2,835	0.42
RSC Acquisition, Inc.	(5) (7) (11)	L + 5.50%	6.25%	10/30/2026	—	(26)	(58)	(0.01)
USI, Inc.		L + 3.25%	4.26%	12/02/2026	4,239	4,234	4,200	0.62
World Insurance Associates, LLC	(5) (6)	L + 5.75%	6.76%	04/01/2026	2,254	2,212	2,209	0.32
World Insurance Associates, LLC	(5) (6) (11)	L + 5.75%	6.75%	04/01/2026	3,311	3,184	3,108	0.46
						51,672	51,446	7.55
Interactive Media & Services
Arches Buyer, Inc.	(8)	L + 3.25%	3.75%	12/06/2027	2,494	2,485	2,449	0.36
MSM Acquisitions, Inc.	(5) (6) (11)	L + 6.00%	7.00%	12/09/2026	—	—	(38)	(0.01)
Triple Lift, Inc.	(5) (6)	S + 5.75%	6.75%	03/16/2029	4,762	4,667	4,667	0.69
						7,152	7,078	1.04
Internet & Direct Marketing Retail
PUG, LLC		L + 3.50%	3.96%	02/12/2027	4,987	4,981	4,881	0.72
IT Services
Donuts, Inc.	(5) (6)	S + 6.00%	7.00%	12/29/2027	11,876	11,876	11,876	1.74
Donuts, Inc.	(5) (6) (11)	S + 6.00%	7.00%	12/29/2027	—	—	—	—
Endure Digital Inc.	(7)	L + 3.50%	4.25%	02/10/2028	2,494	2,478	2,419	0.36
Govbrands Intermediate, Inc.	(5) (7)	L + 5.50%	6.51%	08/04/2027	6,875	6,711	6,747	0.99
Govbrands Intermediate, Inc.	(5) (7) (11)	L + 5.50%	6.51%	08/04/2027	1,547	1,502	1,505	0.22

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Govbrands Intermediate, Inc.	(5) (7) (11)	L + 5.50%	6.51%	08/04/2027	—	$(20)	$(15)	—%
Imperva, Inc.	(9)	L + 4.00%	5.00%	01/12/2026	5,000	5,025	4,932	0.72
IRI Holdings, Inc.		L + 4.25%	4.71%	12/01/2025	6,988	6,985	6,950	1.02
MH Sub I, LLC	(6)	L + 3.75%	4.75%	09/13/2024	4,987	5,005	4,926	0.72
Red Planet Borrower, LLC	(8)	L + 3.75%	4.76%	10/02/2028	4,987	5,003	4,914	0.72
						44,565	44,254	6.50
Leisure Products
GSM Acquisition Corp. (GSM Outdoors)	(5) (6)	L + 5.00%	6.01%	11/16/2026	7,207	7,137	7,135	1.05
SRAM, LLC	(8)	L + 2.75%	3.25%	05/18/2028	2,425	2,428	2,394	0.35
						9,565	9,529	1.40
Life Sciences Tools & Services
Curia Global, Inc.	(7)	L + 3.75%	4.50%	08/30/2026	6,982	6,998	6,914	1.02
Machinery
Answer Target Holdco, LLC	(5) (6)	L + 6.00%	7.01%	12/30/2026	17,293	16,962	17,130	2.52
Answer Target Holdco, LLC	(5) (6) (11)	L + 6.00%	7.01%	12/30/2026	133	108	121	0.02
Engineered Machinery Holdings, Inc.	(7)	L + 3.75%	4.76%	05/19/2028	2,494	2,506	2,456	0.36
Granite Holdings US Acquisition Co.		L + 4.00%	5.06%	09/30/2026	2,494	2,494	2,463	0.36
Madison IAQ, LLC	(8)	L + 3.25%	4.52%	06/21/2028	4,987	4,981	4,908	0.72
Vertical US Newco, Inc.	(8)	L + 3.50%	4.02%	07/30/2027	4,990	5,015	4,937	0.72
						32,066	32,015	4.70
Media
Ascend Learning, LLC	(8)	L + 3.50%	4.00%	12/11/2028	2,494	2,497	2,463	0.36
Recorded Books, Inc.		L + 4.00%	4.39%	08/29/2025	5,000	4,984	4,952	0.73
						7,481	7,415	1.09
Personal Products
Conair Holdings, LLC	(9)	L + 3.75%	4.76%	05/17/2028	4,000	4,004	3,930	0.58
Pharmaceuticals
Cambrex Corporation	(7)	L + 3.50%	4.25%	12/04/2026	2,494	2,500	2,471	0.36
Packaging Coordinators Midco, Inc.	(7)	L + 3.75%	4.76%	11/30/2027	6,982	7,003	6,937	1.02
						9,503	9,408	1.38
Professional Services
GHX Ultimate Parent Corporation	(6)	L + 3.25%	4.26%	06/28/2024	3,990	3,990	3,960	0.58
Tempo Acquisition, LLC	(9)	S + 3.00%	3.50%	08/31/2028	5,000	5,025	4,961	0.73
						9,015	8,921	1.31

Real Estate Management & Development
Associations, Inc.	(5) (6)	L + 4.00%; 2.50% PIK	7.50%	07/02/2027	1,772	1,763	1,763	0.26
MRI Software, LLC	(5) (11)	L + 5.50%	6.51%	02/10/2026	—	(15)	(30)	—
						1,748	1,733	0.25

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Road & Rail
PODS, LLC	(7)	L + 3.00%	3.75%	03/31/2028	4,987	$4,993	$4,928	0.72%
Software
Aptean, Inc.		L + 4.25%	4.71%	04/23/2026	2,053	2,058	2,028	0.30
Astra Acquisition Corp.	(8)	L + 5.25%	5.75%	10/25/2028	2,494	2,469	2,416	0.35
Barracuda Networks, Inc.	(7)	L + 4.75%	4.73%	02/12/2025	6,982	7,004	6,944	1.02
Cloudera, Inc.	(8)	L + 3.75%	4.25%	10/08/2028	2,500	2,497	2,466	0.36
Cordeagle US Finco, Inc.	(5) (6) (10)	L + 6.75%	7.75%	07/30/2027	4,839	4,745	4,745	0.70
Delta TopCo, Inc.	(7)	L + 3.75%	4.50%	12/01/2027	5,324	5,330	5,232	0.77
ECI Macola Max Holding, LLC	(9)	L + 3.75%	4.76%	11/09/2027	5,000	5,009	4,933	0.72
Epicor Software Corporation	(9)	L + 3.25%	4.00%	07/30/2027	2,500	2,503	2,477	0.36
GoTo Group, Inc.		L + 4.75%	5.22%	08/31/2027	4,987	4,932	4,889	0.72
Greeneden U.S. Holdings II, LLC	(9)	L + 4.00%	4.75%	12/01/2027	4,000	3,998	3,990	0.59
Hyland Software, Inc.	(7)	L + 3.50%	4.25%	07/01/2024	5,382	5,393	5,347	0.79
Imprivata, Inc.	(8)	L + 3.50%	4.00%	12/01/2027	3,990	3,995	3,956	0.58
Ivanti Software, Inc.	(7)	L + 4.25%	5.00%	12/01/2027	2,500	2,503	2,461	0.36
Magenta Buyer, LLC	(7)	L + 5.00%	5.75%	07/27/2028	5,000	4,982	4,954	0.73
Matrix Parent, Inc.	(5) (7)	S + 5.00%	5.75%	03/01/2029	13,000	12,871	12,871	1.89
Mediaocean, LLC	(9)	L + 3.50%	4.00%	12/15/2028	2,000	2,008	1,978	0.29
Panther Commercial Holdings LP	(8)	L + 4.50%	5.00%	01/07/2028	2,494	2,500	2,473	0.36
Polaris Newco, LLC	(9)	L + 4.00%	4.50%	06/02/2028	4,987	5,006	4,946	0.73
Proofpoint, Inc.	(8)	L + 3.25%	3.76%	08/31/2028	2,659	2,649	2,628	0.39
Revalize, Inc.	(5) (6)	L + 5.25%	6.75%	04/15/2027	4,687	4,642	4,628	0.68
Revalize, Inc.	(5) (6) (11)	L + 3.75%	6.75%	04/15/2027	—	(34)	(89)	(0.01)
Revalize, Inc.	(5) (6) (11)	L + 5.75%	6.75%	04/15/2027	443	437	434	0.06
Skopima Merger Sub, Inc.	(8)	L + 4.00%	4.50%	05/12/2028	2,494	2,500	2,459	0.36
Sophia, L.P.	(9)	L + 3.25%	4.26%	10/07/2027	5,486	5,483	5,426	0.80
Sovos Compliance, LLC	(8)	L + 4.50%	5.00%	08/11/2028	1,701	1,714	1,696	0.25
Sovos Compliance, LLC	(8) (11)	L + 4.50%	5.00%	08/11/2028	—	2	(1)	—
Tibco Software, Inc.	(9)	L + 3.75%	4.21%	06/30/2026	2,494	2,497	2,478	0.36
Trunk Acquisition, Inc.	(5) (6)	L + 6.00%	7.26%	02/19/2027	6,840	6,774	6,750	0.99
Trunk Acquisition, Inc.	(5) (6) (11)	L + 6.00%	7.26%	02/19/2026	—	(6)	(8)	—
Ultimate Software Group, Inc. (The)		L + 3.75%	4.76%	05/04/2026	4,987	4,999	4,963	0.73
Veritas US, Inc.	(6)	L + 5.00%	6.01%	09/01/2025	4,987	5,000	4,653	0.68
Vision Solutions, Inc.	(7)	L + 4.00%	4.75%	04/24/2028	4,987	4,986	4,929	0.72
						121,446	120,052	17.63
Specialty Retail
Wheel Pros, LLC	(9)	L + 4.50%	5.25%	05/11/2028	2,500	2,503	2,379	0.35
Wireless Telecommunication Services
CCI Buyer, Inc.	(7)	L + 4.00%	4.75%	12/17/2027	2,992	2,940	2,947	0.43

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Total First Lien Debt						$770,498	$764,430	112.25%

Second Lien Debt
Health Care Providers & Services
Heartland Veterinary Partners, LLC	(5) (6)	L + 8.00%	9.00%	12/10/2027	360	$353	$351	0.05%
Heartland Veterinary Partners, LLC	(5) (6) (11)	L + 8.00%	9.00%	12/10/2027	53	52	50	0.01
						405	401	0.06
Software
Matrix Parent, Inc.	(5) (7)	S + 8.00%	8.75%	03/01/2030	10,667	10,481	10,481	1.54
Total Second Lien Debt						$10,886	$10,882	1.60%
Total Portfolio Investments						$781,384	$775,312	113.84%

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of March 31, 2022, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2022, the Company is not an “affiliated person” of any of its portfolio companies.

(2)	Unless otherwise indicated, the Company's investments are pledged as collateral supporting the amounts outstanding under the ING Facility (as defined below). See Note 6 "Debt".
(3)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”), Secured Overnight Financing Rate (“SOFR” and “S”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2022. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2022. As of March 31, 2022, the reference rates for our variable rate loans were the 1-month L at 0.45%, 3-month L at 0.97%, the 6-month L at 1.47%, 1-month S at 0.16%, 3-month S at 0.09% and the P at 3.50%.

(4)	The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(5)	These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Board of Directors (the “Board of Directors” or the “Board”) (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(6)	Loan includes interest rate floor of 1.00%.
(7)	Loan includes interest rate floor of 0.75%.
(8)	Loan includes interest rate floor of 0.50%.
(9)	Position or portion thereof unsettled as of March 31, 2022.
(10)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2022 non-qualifying assets represented 3.0% of total assets as calculated in accordance with regulatory requirements.

(11)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of March 31, 2022.

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
ABB Concise Optical Group, LLC	0.50%	Revolver	02/23/2028	$1,189	$(29)
Answer Target Holdco, LLC	0.50%	Revolver	12/30/2026	1,200	(11)
Athenahealth, Inc.	0.00%	Delayed Draw Term Loan	02/15/2029	725	(9)
DCA Investment Holdings, LLC	1.00%	Delayed Draw Term Loan	03/02/2023	1,658	(16)
DiversiTech Holdings, Inc.	0.00%	Delayed Draw Term Loan	12/22/2028	429	(6)
Donuts, Inc.	0.25%	Delayed Draw Term Loan	08/14/2023	5,541	—
FLS Holding, Inc.	1.00%	Delayed Draw Term Loan	06/17/2023	2,083	(39)
FLS Holding, Inc.	0.50%	Revolver	02/17/2027	833	(16)
Fortis Solutions Group, LLC	0.50%	Delayed Draw Term Loan	10/15/2023	1,874	(31)
Fortis Solutions Group, LLC	0.50%	Revolver	10/15/2027	642	(11)
Foundation Risk Partners, Corp.	1.00%	Delayed Draw Term Loan	10/29/2023	242	(3)
Foundation Risk Partners, Corp.	0.50%	Revolver	10/29/2027	653	(9)
Govbrands Intermediate, Inc.	1.00%	Delayed Draw Term Loan	08/04/2023	718	(13)
Govbrands Intermediate, Inc.	0.50%	Revolver	08/04/2027	818	(15)
GraphPad Software, LLC	0.00%	Delayed Draw Term Loan	04/27/2027	4,412	(26)
Heartland Home Services	0.50%	Delayed Draw Term Loan	02/15/2026	27,500	—
Heartland Veterinary Partners, LLC	0.75%	Delayed Draw Term Loan	01/17/2023	4,673	(14)
Heartland Veterinary Partners, LLC	0.50%	Revolver	02/10/2026	519	(2)
Higginbotham Insurance Agency, Inc.	1.00%	Delayed Draw Term Loan	11/25/2026	2,537	(28)
High Street Buyer, Inc.	1.00%	Delayed Draw Term Loan	08/11/2023	25,891	(270)
Integrity Marketing Acquisition, LLC	1.00%	Delayed Draw Term Loan	02/03/2023	3,750	(21)
KPSKY Acquisition, Inc.	1.00%	Delayed Draw Term Loan	10/19/2023	377	(7)
KWOR Acquisition, Inc.	0.50%	Revolver	02/02/2027	912	(20)
Keystone Agency Investors	1.00%	Delayed Draw Term Loan	02/01/2023	2,578	(35)
LUV Car Wash Group, LLC	1.00%	Delayed Draw Term Loan	02/09/2026	5,471	(54)
Lightspeed Solution,LLC	0.50%	Delayed Draw Term Loan	03/01/2028	4,878	(48)
MRI Software, LLC	1.00%	Delayed Draw Term Loan	03/24/2023	6,000	(30)
MSM Acquisitions, Inc.	1.00%	Delayed Draw Term Loan	01/30/2023	12,500	(38)
Medical Solutions Holdings, Inc.	0.00%	Delayed Draw Term Loan	11/01/2028	880	(9)
National Mentor Holdings, Inc.	0.00%	Delayed Draw Term Loan	03/02/2028	194	(7)
Oakbridge Insurance Agency, LLC	1.00%	Delayed Draw Term Loan	03/31/2024	15,862	(118)
Oakbridge Insurance Agency, LLC	0.50%	Revolver	02/01/2026	465	(7)
Omni Intermediate Holdings, LLC	1.00%	Delayed Draw Term Loan	12/01/2023	488	(2)
Omni Intermediate Holdings, LLC	0.50%	Revolver	12/30/2025	710	(3)
Patriot Growth Insurance Services, LLC	0.75%	Delayed Draw Term Loan	10/14/2023	1,671	(29)
Patriot Growth Insurance Services, LLC	0.50%	Revolver	10/16/2028	468	(8)
Peter C. Foy & Associates Insurance Services, LLC	1.00%	Delayed Draw Term Loan	11/01/2028	8,523	(48)

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Peter C. Foy & Associates Insurance Services, LLC	0.50%	Revolver	01/01/2027	$185	$(2)
Portfolio Group	0.50%	Delayed Draw Term Loan	12/02/2025	2,500	(24)
RSC Acquisition, Inc.	0.50%	Delayed Draw Term Loan	01/02/2023	2,759	(58)
Revalize, Inc.	0.50%	Delayed Draw Term Loan	06/13/2023	7,092	(89)
Revalize, Inc.	1.00%	Revolver	04/15/2027	266	(3)
Sherlock Buyer Corp.	0.50%	Delayed Draw Term Loan	02/08/2023	2,053	(8)
Sherlock Buyer Corp.	0.50%	Revolver	02/08/2027	821	(3)
Smarsh, Inc.	1.00%	Delayed Draw Term Loan	02/16/2029	1,071	(11)
Smarsh, Inc.	0.50%	Revolver	02/16/2029	268	(5)
Sonny's Enterprises, Inc.	1.00%	Delayed Draw Term Loan	01/01/2022	6,525	(177)
Sovos Compliance, LLC	1.00%	Delayed Draw Term Loan	01/02/2029	295	(1)
Stepping Stones Healthcare Services, LLC	0.50%	Delayed Draw Term Loan	01/14/2024	1,250	(6)
Stepping Stones Healthcare Services, LLC	1.00%	Revolver	12/30/2026	525	(8)
Sweep Purchaser, LLC	1.00%	Delayed Draw Term Loan	11/30/2026	315	(5)
Tamarack Intermediate, LLC	1.00%	Revolver	03/13/2028	2,475	(49)
Trunk Acquisition, Inc.	0.50%	Revolver	02/19/2026	643	(8)
Vardiman Black Holdings, LLC	0.50%	Delayed Draw Term Loan	03/18/2027	7,760	(40)
World Insurance Associates, LLC	1.00%	Delayed Draw Term Loan	04/01/2026	6,934	(138)
Total First Lien Debt Unfunded Commitments				$193,601	$(1,667)
Second Lien Debt
Heartland Veterinary Partners, LLC	1.00%	Delayed Draw Term Loan	01/17/2023	$87	$(2)
Total Second Lien Debt Unfunded Commitments				$87	$(2)
Total Unfunded Commitments				$193,688	$(1,669)

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund LLC
Notes to the Consolidated Financial Statements (Unaudited)
March 31, 2022
(In thousands, except unit and per unit amounts)

(1)        Organization
North Haven Private Income Fund LLC (the “Company”) is a non-diversified, externally managed specialty finance company that is focused on lending to middle-market companies. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 Act, as amended (the “1940 Act”). In addition, for US federal income tax purposes, the Company intends to elect to be treated, and intends to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is not a subsidiary of, or consolidated with, Morgan Stanley.
The Company was formed as a Delaware limited liability company on March 4, 2021 with the name “Morgan Stanley Private Income Fund LLC”. The Company changed its name to “North Haven Private Income Fund LLC” on November 4, 2021. The Company commenced investing operations on February 1, 2022. On November 4, 2021, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with MS Capital Partners Adviser Inc., the investment adviser to the Company (the “Investment Adviser”). On January 13, 2022, the Investment Adviser and Eaton Vance Management (the “Sub-Adviser”) entered into an investment sub-advisory agreement (the “Investment Sub-Advisory Agreement”). Each of the Investment Adviser and the Sub-Adviser is an indirect, wholly owned and consolidated subsidiary of Morgan Stanley.
The Company’s investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies backed by financial sponsors, including first lien senior secured term loans (including unitranche loans), second lien senior secured term loans, with the balance of its investments expected to be in higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic asset purchases.
The Company expects to conduct a continuous private offering of its units in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. The Company has offered and intends to initially offer one class of units, Class S Units (the “Class S Units” or the “Units”) in its continuous private offering. The Company applied for exemptive relief from the SEC that, if granted, will permit the Company to issue multiple classes of its units with varying sales loads, contingent deferred sales charges, and/or asset-based service and/or distribution fees, the details for which will be finalized at a later date at the Company’s discretion
The Company has formed wholly-owned subsidiaries for the purpose of holding certain investments in portfolio companies made by the Company. As of March 31, 2022, the Company’s wholly-owned subsidiaries were formed as Delaware limited liability companies and included: PIF CA SPV LLC (“CA SPV”), NHPIF Equity Holdings SPV LLC (“NHPIF Equity Holdings”) and Broadway Funding Holdings, LLC (“Broadway Holdings,” and collectively with CA SPV and NHPIF Equity Holdings, the “subsidiaries”). The Company consolidates its wholly-owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary’s formation.
(2)Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”). The carrying value for all assets and liabilities approximates their fair value.
The consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures for annual audited consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that the Company may ultimately achieve for the year ending December 31, 2022.

Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Such amounts could differ from those estimates and such differences could be material. Management’s estimates are based on historical experiences and other factors, including expectations of future events that management believes to be reasonable under the circumstances. Assumptions and estimates regarding the valuation of investments involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the consolidated financial statements.
Consolidation
As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.
Cash
Cash is carried at cost, which approximates fair value. The Company deposits its cash with multiple financial institutions and, at times, may exceed the Federal Deposit Insurance Corporation insured limit.
Investments
Investment transactions are recorded on the trade date. Receivables/payables from investments sold/purchased on the Consolidated Statements of Financial Condition consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date. Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period. See Note 5 for further information about fair value measurements.
The Board of Directors, with the assistance of the Company’s audit committee (the “Audit Committee”), determines the fair value of the Company’s investments in accordance with ASC Topic 820, Fair Value Measurements (“ASC 820”) issued by FASB. ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value is a market-based measurement, not an entity-specific measurement. For some investments, observable market transactions or market information might be available. For other investments, observable market transactions and market information might not be available. However, the objective of a fair value measurement in both cases is the same—to estimate the price when an orderly transaction to sell the investment would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant. Refer to Note 5 for our framework for determining fair value, fair value hierarchies, and the composition of our portfolio.
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective investment using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt investment, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
PIK Income
The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to unitholders in the form of dividends, even though the Company has not yet collected cash.

Other Income
The Company may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment and syndication fees as well as fees for managerial assistance rendered by the Company to the portfolio companies. Such fees are recognized in income when earned or when the services are rendered and there is no uncertainty or contingency related to the amount to be received.
Non-Accrual Income
Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.
Organization and Offering Costs
Costs associated with the organization of the Company are expensed as incurred. These costs consist primarily of legal fees and other costs of organizing the Company. Costs associated with the offering of units are capitalized as “deferred offering costs” on the Statement of Financial Condition and amortized over a twelve-month period from incurrence of such offering of Units. These costs consist primarily of legal fees and other costs incurred in connection with the Company’s continuous private offerings of its Class S Units. As of March 31, 2022 and December 31, 2021, organization and offering costs are included in payable to affiliates and accrued expenses on the Consolidated Statements of Financial Condition.
Expenses
The Company is responsible for investment expenses, legal expenses, auditing fees and other expenses related to the Company’s operations. The Company pays MS Private Credit Administrative Services LLC (the “Administrator”) the Company’s allocable portion of certain expenses incurred by the Administrator in performing its obligations under the administration agreement between the Company and the Administrator (the “Administration Agreement”), including the Company’s allocable portion of the cost of its Chief Financial Officer and Chief Compliance Officer. The Administrator is reimbursed for certain expenses it incurs on the Company’s behalf. The Administrator is an indirect, wholly owned and consolidated subsidiary of Morgan Stanley.
The Company pays the Investment Adviser a base management fee and an incentive fee under the Investment Advisory Agreement as described in Note 3 below. The fees are recorded in the Consolidated Statements of Operations.
Deferred Financing Costs
Deferred financing costs represent upfront fees, legal and other direct incremental costs incurred in connection with the Company’s borrowings. These costs are deferred and will be amortized over the life of the related borrowings using the straight-line method. Deferred financing costs related to revolving credit facilities are presented separately as an asset on the Company’s Statement of Financial Condition.
Income Taxes
The Company intends to elect to be treated as a RIC under Subchapter M of the Code. So long as the Company maintains its status as a RIC, it generally will not pay corporate U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its unitholders as dividends.
In order to qualify as a RIC, the Company must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay income taxes only on the portion of its taxable income and gains it does not distribute.
The minimum distribution requirements applicable to RICs require the Company to distribute to its unitholders at least 90% of its investment company taxable income (the “ICTI”), as defined by the Code, each year. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year distributions into the next tax year. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.

In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. The Company currently intends to make sufficient distributions each taxable year to satisfy the excise distribution requirements.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense. Each of the SPVs, except for NHPIF Equity Holdings, is a disregarded entity for tax purposes and will be consolidated with the tax return of the Company.
For the three months ended March 31, 2022 and for the period from March 4, 2021 (inception) to March 31, 2021, the Company did not incur any U.S. federal excise tax.
New Accounting Standards
In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update 2020-04 (“ASU 2020-04”) “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This accounting update provides optional accounting relief to entities with contracts, hedge accounting relationships or other transactions that reference LIBOR or other interest rate benchmarks for which the referenced rate is expected to be discontinued or replaced. This optional relief generally allows for contract modifications solely related to the replacement of the reference rate to be accounted for as a continuation of the existing contract instead of as an extinguishment of the contract, and would therefore not trigger certain accounting impacts that would otherwise be required. The optional relief can be applied beginning January 1, 2020 and ending December 31, 2022. The Company adopted the accounting relief on January 1, 2022, and noted no material impact on the consolidated financial statements, as relevant contract relationship modifications are made during the course of the reference rate reform transition period.
(3)Related Party Transactions
Investment Advisory Agreement
In November 2021, the Board of Directors, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”), approved the Investment Advisory Agreement in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, Section 15(c) of the 1940 Act.
The Company pays the Investment Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a base management fee (the “Base Management Fee”) and an incentive fee. The cost of both the Base Management Fee and the incentive fee will ultimately be borne by the unitholders.
Base Management Fee
The base management fee is calculated at an annual rate of 1.25% based on the average of the Company’s net asset value at the end of the two most recently completed calendar months. All or part of the base management fee not taken as to any month will be deferred without interest and may be taken in any subsequent month. Base management fees for any partial month are prorated based on the number of days in the month. The Investment Adviser has agreed to irrevocably waive its management fee through June 30, 2022.
For the three months ended March 31, 2022 and for the period from March 4, 2021 (inception) to March 31, 2021, base management fees were $1,101 and $— and the Investment Adviser irrevocably agreed to waive $1,101 and $—, respectively. As of March 31, 2022, no amount was payable to the Investment Adviser relating to base management fees.
Incentive Fee
The Company also pays the Investment Adviser an incentive fee consisting of two parts. The first part is determined and paid quarterly based on our pre-incentive fee net investment income and the second part is determined and payable in arrears based on net capital gains as of the end of each calendar year or upon termination of the Investment Advisory Agreement.
Pre-incentive fee net investment income is defined as interest income, distribution income and any other income accrued during the calendar quarter, minus operating expenses for the quarter, including the base management fee, expenses payable under the Administration Agreement and any interest expense, but excluding the incentive fee and servicing fees. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Our Investment Adviser is not obligated to return to us the incentive fee it receives on PIK interest that is later determined to be uncollectible in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
Pursuant to the Investment Advisory Agreement, we pay the Investment Adviser an incentive fee with respect to our pre-incentive fee net investment income as follows:
•No incentive fee based on pre-incentive fee net investment income in any calendar quarter in which our pre-incentive fee net investment income does not exceed a hurdle rate of 1.25% (5% annualized);
•100% of pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 1.43% in any quarter (5.72% annualized). We refer to this portion of the pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 1.43%) as the “catch-up.” The “catch-up” is meant to provide the Investment Adviser with approximately 12.5% of our pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeds 1.43% in any calendar quarter; and
•12.5% of the pre-incentive fee net investment income, if any, that exceeds 1.43% in any calendar quarter (5.72% annualized), which reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all pre-incentive fee net investment income is paid to the Investment Adviser.
The Investment Adviser has agreed to irrevocably waive its incentive fee based on net investment income through June 30, 2022.
The second part of the incentive fee is determined on realized capital gains calculated and payable in arrears in cash as of the end of each calendar year or upon the termination of the Investment Advisory Agreement in an amount equal to 12.5% of the realized capital gains, if any, on a cumulative basis from the date of our election to be regulated as a BDC through the end of a given calendar year or upon the termination of the Investment Advisory Agreement, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees (the “Cumulative Capital Gains”).
Under U.S. GAAP, the Company is required to accrue an incentive fee on capital gains, including unrealized capital appreciation even though such unrealized capital appreciation is not included in calculating the incentive fee payable under the Investment Advisory Agreement. If such amount is positive at the end of a period, then the Company records an incentive fee on capital gain incentive fee equal to 12.5% of such amount, less the aggregate amount of any previously paid capital gain incentive fees. If such amount is negative, no accrual is recorded for such period.
For the three months ended March 31, 2022 and for the period from March 4, 2021 (inception) to March 31, 2021, no income based incentive fee net of waiver was accrued to the Investment Adviser. For the three months ended March 31, 2022 and for the period from March 4, 2021 (inception) to March 31, 2021, no capital gains incentive fee was accrued to the Investment Adviser. The Investment Advisory Agreement does not permit unrealized capital appreciation for purposes of calculating the amount payable to the Investment Adviser. Amounts due related to unrealized capital appreciation, if any, will not be paid to the Investment Adviser until realized under the terms of the Investment Advisory Agreement and determined based on the calculation. Incentive fees on Cumulative Capital Gains crystallize at calendar year-end. As of March 31, 2022, there was no income based incentive fee payable or capital gains incentive fee payable to the Investment Adviser.
Administration Agreement
The Administrator is the administrator of the Company pursuant to an Administration Agreement. Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements from the Company for its costs and expenses and the Company’s allocable portion of overhead costs incurred by the Administrator in performing its obligations under the Administration Agreement. Reimbursement under the Administration Agreement occurs quarterly in arrears.
For the three months ended March 31, 2022 and for the period from March 4, 2021 (inception) to March 31, 2021, the Company incurred $30 and $— of expenses under the Administration Agreement, which were recorded in administrative service expenses on the Company’s Consolidated Statements of Operations. Amounts unpaid and included in the payable to affiliates on the Consolidated Statements of Financial Condition as of March 31, 2022 were $30.
Placement Agent Agreements
On November 9, 2021, the Company entered into a placement agent agreement (the “Placement Agent Agreement”) with Morgan Stanley Distribution Inc. (the “Paying Agent”), Morgan Stanley Smith Barney LLC (the “Placement Agent”) and the Investment Adviser. Under the terms of the Placement Agent Agreement, the Placement Agent and certain of its affiliates assist in the placement of Units in the Company’s private offering. The Company is not liable for any payments to the Placement Agent pursuant to the Placement Agent Agreement, which payments are made by the Investment Adviser and, to the extent the Paying Agent receives any payments, the Paying Agent.

On November 9, 2021, the Company entered into a placement agency agreement (the “MSDI Agreement”) with Morgan Stanley Distribution Inc. (“MSDI”). Under the terms of the MSDI Agreement, MSDI assists in the placement of Units in the Company’s private offering. The Company pays servicing fees to MSDI calculated based on the net asset values of each eligible class of units and calculated in arrears.
For the three months ended March 31, 2022 and for the period from March 4, 2021 (inception) to March 31, 2021, the Company incurred $753 and $— expenses under the MSDI Agreement, which were recorded in servicing fees on the Company’s Consolidated Statements of Operations. Amounts unpaid and included in the payable to affiliates on the Consolidated Statements of Financial Condition as of March 31, 2022 were $753.
Expense Support and Conditional Reimbursement Agreement
On November 30, 2021, the Company entered into an Expense Support and Conditional Reimbursement Agreement with the Investment Adviser, which was subsequently amended on March 15, 2022 (as amended, the “Expense Support Agreement”). The Investment Adviser may elect to pay certain of the Company’s expenses on its behalf (each, an “Expense Payment”), provided that no portion of the payment will be used to pay any of the Company’s interest expense and/or unitholder servicing fees. The Investment Adviser has agreed to make Expense Payments on the Company’s behalf through June 30, 2022. The Expense Support Agreement may require the Company to repay the Investment Adviser for previously waived reimbursement of expense payments under certain circumstances. The previously waived expenses are potentially subject to repayment by the Company, if at all, within a period not to exceed three years from the date of the relevant waiver.
Investment Sub-Advisory Agreement
The Investment Adviser and the Sub-Adviser have entered into the Investment Sub-Advisory Agreement. Pursuant to the Investment Sub-Advisory Agreement, the Sub-Adviser will, at the direction of the Investment Adviser, provide recommendations as to traded bank loans and other liquid debt securities of U.S. corporate issuers for investment by the Company and manage on a discretionary basis all or a portion of the Company’s investments in such traded bank loans and other liquid debt securities in accordance with parameters established by the Investment Adviser, in order to permit the Company to effectively manage liquidity to, among other things, manage payment obligations under the Company’s unit repurchase program. The Investment Sub-Advisory Agreement provides that the Sub-Adviser will receive a fee, payable by the Investment Adviser, equal to an annual rate of 0.40% based on the average value of assets managed by the Sub-Adviser pursuant to the Investment Sub-Advisory Agreement at the end of the two most recently completed calendar months.
MS Credit Partners Holdings, Inc. Investment
Morgan Stanley, through an affiliate, MS Credit Partners Holdings, Inc. has entered into subscription agreements and has made capital contributions to the Company thereunder equal to 3% of the Units sold at each closing of the Company’s continuous private offering through March 31, 2022, representing an aggregate capital contribution of $19,980. MS Credit Partners Holdings, Inc. will continue to make capital contributions at each subsequent closing of the Company’s continuous private offering equal to 3% of the Units sold at each closing up to an aggregate capital contribution of $25,000. MS Credit Partners Holdings, Inc. is an indirect, wholly owned and consolidated subsidiary of Morgan Stanley.
(4) Investments
The composition of the Company’s investment portfolio was as follows:

	March 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$770,498	$764,430	98.6%
Second Lien Debt	10,886	10,882	1.4
Total	$781,384	$775,312	100.0%

The industry composition of investments at fair value was as follows:

March 31, 2022
Aerospace & Defense	0.6%
Air Freight & Logistics	1.1
Auto Components	1.7
Automobiles	1.8
Beverages	0.6
Biotechnology	1.0
Building Products	2.6
Chemicals	0.4
Commercial Services & Supplies	10.7
Construction & Engineering	1.2
Construction Materials	0.7
Consumer Finance	0.6
Containers & Packaging	2.9
Distributors	4.7
Diversified Consumer Services	3.8
Diversified Financial Services	1.9
Electrical Equipment	0.3
Electronic Equipment, Instruments & Components	1.0
Food & Staples Retailing	1.0
Health Care Equipment & Supplies	0.7
Health Care Providers & Services	10.0
Health Care Technology	6.6
Hotels, Restaurants & Leisure	0.6
Household Products	0.7
Industrial Conglomerates	0.6
Insurance Services	6.6
Interactive Media & Services	0.9
Internet & Direct Marketing Retail	0.6
IT Services	5.7
Leisure Products	1.2
Life Sciences Tools & Services	0.9
Machinery	4.1
Media	1.0
Personal Products	0.5
Pharmaceuticals	1.2
Professional Services	1.2
Real Estate Management & Development	0.2
Road & Rail	0.6
Software	16.8
Specialty Retail	0.3
Wireless Telecommunication Services	0.4
Total	100.0%

The geographic composition of investments at cost and fair value was as follows:

	March 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value
Australia	$9,751	$9,751	1.3%
United States	771,633	765,561	98.7
Total	$781,384	$775,312	100.0%
(5) Fair Value Measurements
ASC 820 establishes a hierarchical disclosure framework which ranks the observability of inputs used in measuring financial instruments at fair value. The observability of inputs is impacted by a number of factors, including the type of financial instruments and their specific characteristics. Financial instruments with readily available quoted prices, or for which fair value can be measured from quoted prices in active markets, generally will have a higher degree of market price observability and a lesser degree of judgment applied in determining fair value.
The three-level hierarchy for fair value measurements is defined as follows:
Level 1—inputs to the valuation methodology are quoted prices available in active markets for identical financial instruments as of the measurement date. The types of financial instruments in this category include unrestricted securities, including equities and derivatives, listed in active markets. The Company will not adjust the quoted price for these instruments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.
Level 2—inputs to the valuation methodology are quoted prices in markets that are not active or for which all significant inputs are either directly or indirectly observable as of the measurement date. The types of financial instruments in this category include less liquid and restricted securities listed in active markets, securities traded in markets that are not active, and certain over-the-counter derivatives where the fair value is based on observable inputs.
Level 3—inputs to the valuation methodology are unobservable and significant to the overall fair value measurement, and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. The types of financial instruments in this category include investments in privately held entities, non-investment grade residual interests in securitizations and certain over-the-counter derivatives where the fair value is based on unobservable inputs.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the determination of which category within the fair value hierarchy is appropriate for any given financial instrument is based on the lowest level of input that is significant to the fair value measurement. Assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument.
Pursuant to the framework set forth above, the Company values securities traded in active markets on the measurement date by multiplying the exchange closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. The Company may also obtain quotes with respect to certain of the investments from pricing services, brokers or dealers' quotes, or counterparty marks in order to value liquid assets that are not traded in active markets. Pricing services aggregate, evaluate and report pricing from a variety of sources including observed trades of identical or similar securities, broker or dealer quotes, model-based valuations and internal fundamental analysis and research. When doing so, the Company will determine whether the quote obtained is sufficient according to U.S. GAAP to determine the fair value of the security. If determined adequate, the Company will use the quote obtained.
Securities that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Investment Adviser or the Board, does not represent fair value, each is valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment but include comparable public market valuations, comparable precedent transaction valuations and discounted cash flow analyses. Non-controlled debt investments are generally fair valued using discounted cash flow technique. Expected cash flows are projected based on contractual terms and discounted back to the measurement date based on a discount rate. Discount rate is determined based upon an assessment of current and expected yields for similar investments and risk profiles. Non-controlled equity investments are generally fair valued using a market approach and/or an income approach. The market approach typically utilizes market value multiples of comparable publicly traded companies. The income approach typically utilizes a discounted cash flow analysis of the portfolio company. The Board of Directors undertakes a multi-step valuation process each quarter, as described below:
1)each portfolio company or investment is initially valued by using a standardized template designed to approximate fair market value based on observable market inputs and updated credit statistics and unobservable inputs;

2)preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of members of the Investment Adviser’s senior management;
3)the Board engages one independent third-party valuation firm to provide positive assurance on a portion of the Company’s illiquid investments each quarter (such that each illiquid investment will be reviewed by an independent valuation firm at least once on a rolling twelve month basis) including review of management’s preliminary valuation and conclusion of fair value;
4)the Audit Committee reviews the assessments of the Investment Adviser and the independent third-party valuation firm and provide the Board of Directors with recommendations with respect to the fair value of each investment in the Company’s portfolio; and
5)the Board of Directors discusses the valuation recommendations of the Audit Committee and determine the fair value of each investment in the Company’s portfolio in good faith based on the input of the Investment Adviser and, where applicable, the third-party valuation firm.
The fair value is generally determined based on the assessment of the following factors, as relevant:
•the nature and realizable value of any collateral;
•call features, put features and other relevant terms of debt;
•the portfolio company’s leverage and ability to make payments;
•the portfolio company’s public or “private letter” credit ratings;
•the portfolio company’s actual and expected earnings and discounted cash flow;
•prevailing interest rates for like securities and expected volatility in future interest rates;
•the markets in which the issuer does business and recent economic and/or market events; and
•comparisons to publicly traded securities.
Investment performance data utilized will be the most recently available as of the measurement date which in many cases may reflect up to a one quarter lag in information.
The Board is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.
The following table presents the fair value hierarchy of the investments as of:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$441,673	$322,757	$764,430
Second Lien Debt	—	—	10,882	10,882
Total	$—	$441,673	$333,639	$775,312
The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2022:

	First Lien Debt	Second Lien Debt	Total Investments
Fair value, beginning of period	$—	$—	$—
Purchases of investments	325,054	10,886	335,940
Proceeds from principal repayments and sales of investments	(2,434)	—	(2,434)
Accretion of discount/amortization of premium	135	—	135
Net change in unrealized appreciation (depreciation)	2	(4)	(2)
Fair value, end of period	$322,757	$10,882	$333,639

Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2022	$2	$(4)	$(2)

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	March 31, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
				Low	High
Investments in first lien debt	$322,757	Yield Analysis	Discount Rate	6.20%	10.70%	8.45%
Investments in second lien debt	10,882	Yield Analysis	Discount Rate	9.80%	11.75%	9.87%
Total Investments	$333,639
The significant unobservable input used in yield analysis is discount rate based on comparable market yields. Significant increases in discount rates in isolation would result in a significantly lower fair value measurement.
(6)Debt
ING Facility
On February 1, 2022, February 4, 2022, and February 8, 2022, the Company entered into, and subsequently amended, a Senior Secured Revolving Credit Agreement (as amended, restated, supplemented or otherwise modified from time to time, the “ING Facility”) with the Company, as a borrower, ING, as administrative agent, Sumitomo Mitsui Banking Corporation and MUFG Union Bank, N.A., as joint lead arrangers, and the lenders from time to time party thereto. Pursuant to the ING Facility, the lenders have agreed to extend credit to the Company in an aggregate principal amount of up to $700,000, subject to availability under a borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness. Maximum capacity under the ING Facility may be increased to $1,000,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The availability period of the ING Facility will terminate on February 1, 2026 and the Facility will mature on February 1, 2027.
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Borrowings under the ING Facility bear interest at a per annum rate equal to, (x) for loans for which the Company elects the base rate option, the “alternate base rate” (which is the highest of (a) the prime rate as publicly announced by The Wall Street Journal, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions, as published by the Federal Reserve Bank of New York plus (ii) 0.5%, and (c) one month SOFR plus 1% per annum) plus (A) 0.75% or (B) 0.875%, based on certain borrowing base conditions, and (y) for loans for which the Company elects the SOFR option, the applicable SOFR rate for the related interest period for such borrowing plus (A) 1.75% per annum or (B) 1.875% per annum, depending on certain borrowing base conditions. The Company will pay an unused fee of 0.375% per annum on the daily unused amount of the revolver commitments. As of March 31, 2022, the Company was in compliance with all covenants and other requirements of the ING Facility.
The summary information of the ING Facility is as follows:

	For the Three Months Ended March 31, 2022	For the period from March 4, 2021 (inception) to March 31, 2021
Borrowing interest expense	$—	N/A
Facility unused commitment fees	406	N/A
Amortization of deferred financing costs	159	N/A
Total	$565	N/A
Weighted average interest rate (excluding unused fees and financing costs)	—%	N/A
Weighted average outstanding balance(1)	$—	N/A
(1) Calculated for the period from February 1, 2022 (ING Facility closing date) through March 31, 2022.
For the three months ended March 31, 2022, the Company made no borrowings or repayments under the ING Facility. As of March 31, 2022, the Company had $700,000 of available capacity under the ING Facility (subject to borrowing base restrictions).

The Company’s outstanding debt obligations were as follows:

	March 31, 2022			December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
ING Facility	$700,000	$—	$700,000	N/A	N/A	N/A
Total	$700,000	$—	$700,000	N/A	N/A	N/A
(7)Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. Currently, no such claims exist or are expected to arise, and accordingly, the Company has not accrued any liability in connection with such indemnifications.
As of March 31, 2022, the Company had $193,688 of unfunded commitments to fund delayed draw and revolving senior secured loans.
Warehouse Transaction
On October 12, 2021, the Company entered into a facility agreement (as amended and restated on December 29, 2021) with an unaffiliated third party to acquire its initial portfolio investments by purchasing certain investments owned and held by such third party concurrently with the initial closing of its private offering. The Company’s obligation to purchase such investments was conditional upon satisfying certain conditions, namely (1) the earlier of (a) February 1, 2022, so long as the Company has received aggregate subscriptions of $150,000 or greater, or (b) the receipt of aggregate subscriptions of $500,000 or greater, and (2) the Board of Directors’ approval of the Company’s acceptance of such capital subscriptions.
On February 1, 2022, the Company satisfied the conditions set forth in the facility agreement purchased an initial portfolio of $270,297 of gross commitments. The initial portfolio of investments consisted primarily of directly originated senior secured term loans issued by U.S. middle-market companies backed by financial sponsors.
Below is an unaudited summary of the balance sheet, as of February 1, 2022, the Company acquired pursuant to the facility agreement.

February 1, 2022
Assets
Investments at fair value	$187,040
Cash	255
Interest receivable	964
Total assets	188,259
Liabilities
Total liabilities	—
Net Assets	188,259
Total net assets
Total liabilities and net assets	$188,259
(8)Members’ Capital
The following table shows the components of distributable earnings as shown on the Consolidated Statements of Financial Condition:

	March 31, 2022	December 31, 2021
Net distributable earnings (accumulated losses), beginning of period	$(491)	$—
Net investment income (loss)	3,758	(491)
Net realized gain (loss)	—	—
Net unrealized appreciation (depreciation)	(6,072)	—
Dividends declared	(3,927)	—
Tax reclassification of unitholders' equity (Note 10)	—	—
Net distributable earnings (accumulated losses), end of period	$(6,732)	$(491)

The following table summarizes the total units issued and proceeds received from the closings of the Company’s continuous private offering that occurred for the three months ended March 31, 2022:

Unit Issuance Date	Class S Units Issued	Proceeds Received
February 01, 2022	24,186,111	$483,722
March 01, 2022	10,264,044	203,434
Total	34,450,155	$687,156
As of March 31, 2022, the Company received, in advance, $145,508 related to the April 1, 2022 issuance of Class S Units in the Company’s continuous private offering. The amount received is included in the subscriptions received in advance on the Consolidated Statements of Financial Condition as of March 31, 2022.
The Company did not hold a closing of the continuous private offering for the period from March 4, 2021 (inception) to March 31, 2021.
The following table summarizes the Company’s distributions declared and payable for the three months ended March 31, 2022:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
February 24, 2022	February 28, 2022	March 03, 2022	$0.05	$1,134
March 25, 2022	March 31, 2022	April 05, 2022	0.08	2,793
Total Distributions			$0.13	$3,927
The Board of Directors did not declare a distribution for the period from March 4, 2021 (inception) to March 31, 2021.
The Company adopted an “opt out” distribution reinvestment plan (“DRIP”). As a result, unless unitholders elect to “opt out” of the DRIP, unitholders will have their cash dividends or distributions automatically reinvested in additional units of same class of units to which the distribution relates, rather than receiving cash. Unitholders who receive distributions in the form of Class S Units will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions; however, those unitholders will not receive cash with which to pay any applicable taxes.
The following table summarizes the amounts received and units issued to unitholders who have participated in the DRIP during for the three months ended March 31, 2022:

Payment Date	DRIP Units Issued	DRIP Units Value
March 03, 2022	29,106	$577
Total	29,106	$577
(9)Earnings Per Unit
The following table sets forth the computation of basic and diluted earnings per Class S Unit:

	For the Three Months Ended March 31, 2022	For the period from March 4, 2021 (inception) to March 31, 2021
Net increase (decrease) in Members' Capital from operations	$(2,314)	$(21)
Weighted average Units outstanding	29,595,140	—
Basic and diluted earnings per Class S Unit	$(0.08)	$—

(10)Consolidated Financial Highlights
The Company commenced investment operations on February 1, 2022. Net asset value, at the beginning of period, represents the offering price per Class S Unit at the initial closing of the Company’s private offering on February 1, 2022. The following are the financial highlights:

	For the Three Months Ended March 31, 2022	For the period from March 4, 2021 (inception) to March 31, 2021
Per Unit Data:(1)
Net asset value, beginning of period	$20.00	$—
Net investment income (loss)	0.13	—
Net unrealized and realized gain (loss)(2)	(0.25)	—
Net increase (decrease) in net assets resulting from operations	(0.12)	—
Distributions declared	(0.13)	—
Total increase (decrease) in net assets	(0.25)	—
Net asset value, end of period	$19.75	$—
Units outstanding, end of period	34,481,011	—
Total return based on net asset value(3)	(0.61)%	—%
Ratio/Supplemental Data:
Members' Capital, end of period	$681,036	$(21)
Weighted average units outstanding(4)	29,595,140	—
Ratio of total expenses to average Members’ Capital(5)	3.22%	—%
Ratio of net expenses to average Members’ Capital(5)	1.49%	—%
Ratio of net investment income to average Members’ Capital(5)	4.18%	—%
Asset coverage ratio	—%	—%
Portfolio turnover rate	0.45%	—%

(1)	The per unit data was derived by using the weighted average units outstanding during the period, except otherwise noted.
(2)	The amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)	Total return (not annualized) is calculated assuming a purchase of units at the opening of the first day of the period and a sale on the closing of the last business day of the period. Distributions, if any, are assumed for purposes of this calculation, to be reinvested at prices obtained under the Company’s distribution reinvestment plan. Because the Company commenced investment operations in February 2022, the total return for the short operating period is not indicative of the actual performance.
(4)	Weighted average units outstanding was calculated for the period from February 1, 2022, the date of first external issuance of units through March 31,2022.
(5)	Amounts are annualized except for incentive fees, organization and offering costs, and expense support relating to organization and offering costs.
(11)Subsequent Events
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.
Pursuant to the Company’s continuous private offering, the Company issued approximately 7,621,662 Class S Units for an aggregate offering price of $150,528 effective April 1, 2022.
On April 27, 2022, PIF Financing SPV LLC (“PIF SPV LLC”), a wholly owned subsidiary of the Company was formed as a Delaware limited liability company. PIF SPV LLC expects to hold certain investments in portfolio companies made by the Company. PIF SPV LLC will be consolidated in the consolidated financial statements commencing from the date of its formation.
Pursuant to the Company’s continuous private offering, the Company held a close relating to the sale of the Company’s Class S Units for an aggregate offering price of $124,860 effective May 1, 2022.
At the discretion of the Board, the Company has commenced a unit repurchase program in which the Company may repurchase, in each quarter, no more than 5% of its outstanding units (either by number of units or aggregate net asset value) as of such quarter end. Repurchases of Class S Units will be made at the current net offering price per unit on the date of such repurchase, which the Company believes reflects the net asset value per unit as determined in accordance with the Company's unit pricing policy. Any periodic repurchase offers will be subject in part to the Company's available cash and compliance with the BDC and RIC qualification and diversification rules promulgated under the 1940 Act and the Code, respectively. While the Company intends to conduct quarterly repurchase offers, the Company is not required to do so and may suspend or terminate the unit repurchase program at any time. As a result, unit repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, except per unit amounts, unless otherwise indicated)
In this Quarterly Report on Form 10-Q, or this “Report”, except where context suggests otherwise, the terms “Company,” “we,” “our” or “us” refers to North Haven Private Income Fund LLC and its consolidated subsidiaries. This Report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and you should not place undue reliance on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions and our assumptions. For the avoidance of doubt, we are not a subsidiary of, or consolidated with, Morgan Stanley. Furthermore, Morgan Stanley has no obligation, contractual or otherwise, to financially support us beyond the aggregate capital commitment to purchase our units pursuant to a subscription agreement entered into by MS Credit Partners Holdings, Inc. described below. Morgan Stanley has no history of financially supporting any business development companies (“BDCs”) on the MS Private Credit platform, even during periods of financial distress. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “potential”, “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:
•our future operating results;
•our business prospects and the prospects of our portfolio companies;
•risk associated with possible disruptions in our operations or the economy generally, including disruptions from the impact of the current Coronavirus (also referred to as “COVID-19” or “Coronavirus”) pandemic;
•changes in the general interest rate environment;
•general economic, political and industry trends and other external factors, including uncertainty surrounding the financial and political stability of the United States and other countries;
•our contractual arrangements and relationships with third parties;
•actual and potential conflicts of interest with MS Capital Partners Adviser Inc., our investment adviser (the “Investment Adviser”), and its affiliates;
•the dependence of our future success on the general economy and its effect on the industries in which we invest;
•the ability of our portfolio companies to achieve their objectives, including as a result of the Coronavirus pandemic;
•the use of borrowed money to finance a portion of our investments;
•the adequacy of our financing sources and working capital;
•the timing and amount of cash flows, if any, from the operations of our portfolio companies;
•the ability of our Investment Adviser to locate suitable investments for us and to monitor and administer our investments;
•the ability of our Investment Adviser and its affiliates to attract and retain highly talented professionals;
•our ability to qualify and maintain our qualification as a BDC, and as a regulated investment company (a “RIC”), under the Internal Revenue Code of 1986, as amended (the “Code”);
•the impact on our business of U.S. and international financial reform legislation, rules and regulations;
•the effect of changes in tax laws and regulations and interpretations thereof; and
•the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” and elsewhere in this Report.
The information contained in this section should be read in conjunction with “Item 1. Consolidated Financial Statements.” Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Report should not be regarded as a representation by us that our plans and objectives will be achieved. This discussion contains forward-looking statements, which relate to future events or our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our registration statement on Form 10 (the “Registration Statement”) filed with the SEC and elsewhere in this Report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
You should understand that under Section 27A(b)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to forward-looking statements made in periodic reports we file under the Exchange Act.

OVERVIEW
We are a non-diversified, externally managed specialty finance company focused on lending to middle-market companies. We have elected to be regulated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we intend to elect to be treated, and intend to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code. We are a private, perpetual-life BDC, which is a BDC whose units are not listed for trading on a stock exchange or other securities market. We use the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration whose units are intended to be sold by us monthly on a continuous basis at a price generally equal to our monthly net asset value per Unit. We are not a subsidiary of, or consolidated with, Morgan Stanley.
Our investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies backed by financial sponsors. For the purposes of this report, “middle-market companies” refers to companies that, in general, generate annual EBITDA in the range of approximately $15 million to $100 million, which we believe is a useful proxy for cash flow although not all of our portfolio companies will meet this criteria.
We invest primarily in directly originated senior secured term loans including first lien senior secured term loans (including unitranche loans), second lien senior secured term loans, with the balance of our investments expected to be in higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic asset purchases. Typical middle-market senior loans may be issued by middle-market companies in the context of leveraged buyouts (“LBOs”), acquisitions, debt refinancings recapitalizations, and other similar transactions. We generally expect our debt investments to have a stated term of five to eight years and typically bear interest at a floating rate usually determined on the basis of a benchmark (historically, the London Bank Offered Rate (“LIBOR” or “L”) and, prospectively, alternate reference rates including the Secured Overnight Financing Rate (“SOFR” or “S”). We also make investments in traded bank loans and other liquid debt securities of U.S. corporate issuers, including broadly syndicated loans, which may provide more liquidity than our private credit investments, for cash management purposes, including to manage payment obligations under our unit repurchase program. Depending on various factors, including our cash flows and the market for middle-market company debt investments, we expect that our liquid loan portfolio could represent a material portion of our investments from time to time. We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer.
We generate revenues primarily in the form of interest income from investments we hold. In addition, we generate income from dividends or distributions of income on on any direct equity investments, capital gains on the sale of loans and equity securities and various other loan origination and other fees, including commitment, origination, amendment, structuring, syndication or due diligence fees, fees for providing managerial assistance and consulting fees.
On September 18, 2020, the SEC granted our Investment Adviser exemptive relief that allows us to enter into certain negotiated co-investment transactions alongside certain other alternative investment funds, regulated funds and investment programs, accounts and businesses (collectively, together with any new or successor funds, program, accounts or business, the “Affiliated Investment Accounts”) in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions specified thereunder (the “Order”). Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our unitholders and do not involve overreaching in respect of us or our unitholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our unitholders and is consistent with our investment objective and strategies.
Coronavirus Developments
The effect on the U.S. and global economy of the ongoing Coronavirus pandemic, uncertainty relating to new variants of the Coronavirus that have emerged in the United States and globally, vaccine hesitancy and efficacy, the length of economic recovery, government policies and actions taken or to be taken in response to the pandemic have created stress on the market and could affect our portfolio companies. In addition, government spending and disruptions in supply chains in the United States and elsewhere in response to the Coronavirus pandemic and otherwise, in conjunction with other factors, including those described above, have led and could continue to lead to inflationary economic environments that could affect our portfolio companies, our financial condition and our results of operations. We will continue to monitor the evolving situation relating to the Coronavirus pandemic and guidance from U.S. and international authorities, including federal, state and local public health authorities. In these circumstances, there may be developments outside our control requiring us to adjust our plan of operation. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of the Coronavirus on our financial condition, results of operations or cash flows in the future. Despite these factors, we believe we and our portfolio are well positioned to manage the current environment, and we and our Investment Adviser continue to be fully operational.

KEY COMPONENTS OF OUR RESULTS OF OPERATIONS
Investments
Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt available to middle-market companies, the general economic environment and the competitive environment for the type of investments we make.
Revenue
We generate revenue primarily in the form of interest income on debt investments we hold. In addition, we generate income from dividends or distributions on income on direct equity investments, capital gains on the sales of loans and equity securities and various loan origination and other fees. Our debt investments generally have a stated term of five to eight years and typically to bear interest at a floating rate usually determined on the basis of a benchmark such as LIBOR or SOFR. Interest on these debt investments is paid quarterly. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we may receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments is expected to fluctuate significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. We may also generate revenue in the form of commitment, origination, amendment, structuring, syndication or due diligence fees, fees for providing managerial assistance and consulting fees.
Expenses
Our primary operating expenses include the payment of: (i) investment advisory fees, including base management fees and incentive fees, to our Investment Adviser pursuant to the Investment Advisory Agreement between us and our Investment Adviser (the “Investment Advisory Agreement”); (ii) costs and other expenses and our allocable portion of overhead incurred by our Administrator in performing its administrative obligations under the Administration Agreement between us and our Administrator (the “Administration Agreement”); and (iii) other operating expenses as detailed below:
•initial organization costs and offering costs incurred prior to the filing of our election to be regulated as a BDC;
•costs associated with any private offerings of our units and any other securities offerings;
•calculating individual asset values and our net asset value (including the cost and expenses of any third-party valuation services);
•out of pocket expenses, including travel expenses, incurred by the Investment Adviser, or members of its investment team or payable to third parties, performing due diligence on prospective portfolio companies and monitoring actual portfolio companies and, if necessary, enforcing our rights;
•base management fee and any incentive fee payable under the Investment Advisory Agreement;
•certain costs and expenses relating to distributions paid by us;
•administration fees payable under the Administration Agreement and any sub-administration agreements, including related expenses;
•debt service and other costs of borrowings, senior securities or other financing arrangements;
•the allocated costs incurred by the Investment Adviser in providing managerial assistance to those portfolio companies that request it;
•amounts payable to third parties relating to, or associated with, making or holding investments;
•the costs associated with subscriptions to data service, research-related subscriptions and expenses and quotation equipment and services used in making or holding investments;
•transfer agent and custodial fees;
•costs of hedging;
•commissions and other compensation payable to brokers or dealers;
•any fees payable to rating agencies;
•federal and state registration fees;
•U.S. federal, state and local taxes, including any excise taxes;
•independent director fees and expenses;
•costs of preparing financial statements and maintaining books and records, costs of preparing tax returns, costs of Sarbanes-Oxley Act compliance and attestation and costs of filing reports or other documents with the SEC (or other regulatory bodies), and other reporting and compliance costs, including registration fees, and the compensation of professionals responsible for the preparation or review of the foregoing;
•the costs of any reports, proxy statements or other notices to our unitholders (including printing and mailing costs), the costs of any unitholders’ meetings, and costs and expenses of preparation for the foregoing and related matters;
•the costs of specialty and custom software for monitoring risk, compliance and overall investments;
•any fidelity bond required by applicable law;
•any necessary insurance premiums;
•indemnification payments;

•any extraordinary expenses (such as litigation or indemnification payments or amounts payable pursuant to any agreement to provide indemnification entered into by the Company),
•direct fees and expenses associated with independent audits, agency, consulting and legal costs;
•cost of winding up; and
•all other expenses incurred by either the Administrator or us in connection with administering our business.
We reimburse the Administrator or its affiliates for amounts paid or costs borne that properly constitute Company expenses as set forth in the Administration Agreement or otherwise. We expect our general and administrative expenses to be relatively stable or to decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.
PORTFOLIO, INVESTMENT ACTIVITY AND RESULTS OF OPERATIONS
As of March 31, 2022, we had investments in 152 portfolio companies across 41 industries. Based on fair value as of March 31, 2022, 100.0% of our debt portfolio was invested in debt bearing a floating interest rate, which are primarily subject to interest rate floors. Approximately 99.9% of our debt portfolio at fair value had an interest rate floor denoted in LIBOR or SOFR. The weighted average interest rate floor across our floating-rate portfolio was approximately 0.8% as of March 31, 2022. These floors allow us to mitigate (to a degree) any impact of spread widening on the valuation of our investments. As of March 31, 2022, our weighted average total yield of investments in debt securities at amortized cost was 5.6%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2022.
Our portfolio as of March 31, 2022 is presented below:

	March 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$770,498	$764,430	98.6%
Second Lien Debt	10,886	10,882	1.4
Total	$781,384	$775,312	100.0%
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

As of and for the Three Months Ended March 31, 2022
New Investments Committed/Purchased
Gross Principal Balance(1)	$982,736
Net New Investments Committed/Purchased	982,736
Investments, at Cost
Investments, beginning of period	—
New investments purchased	784,476
Net accretion of discount on investments	131
Investments sold or repaid	(3,223)
Investments, end of period	781,384
Principal amount of investments funded
First lien debt	780,109
Second lien debt	11,080
Total	$791,189
As of March 31, 2022
Weighted average yield on debt and income producing investments, at cost(2)	5.6%
Weighted average yield on debt and income producing investments, at fair value(2)	5.6%
Number of portfolio companies	152
Percentage of debt investments bearing a floating rate, at fair value	100.0%
Percentage of debt investments bearing a fixed rate, at fair value	—%

(1)Includes new investment commitments, excluding sale/repayments and including unfunded investment commitments.
(2)Computed as (a) the annual stated spread, plus applicable Prime/LIBOR or Floor, as applicable, plus the annual accretion of discounts, as applicable, on accruing debt securities, divided by (b) total debt investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented herein.
As part of the monitoring process, our Investment Adviser has developed risk policies pursuant to which it regularly assesses the risk profile of each of our debt investments. Our Investment Adviser has developed a classification system to group investments into four categories. The investments are evaluated regularly and assigned a category based on certain credit metrics. Our Investment Adviser’s ratings do not constitute any rating of investments by a nationally recognized statistical rating organization or represent or reflect any third-party assessment of any of our investments. Please see below for a description of the four categories of the Investment Adviser’s Internal Risk Rating system:
Category 1 — In the opinion of our Investment Adviser, investments in Category 1 involve the least amount of risk relative to our initial cost basis at the time of origination or acquisition. Category 1 investments performance is above our initial underwriting expectations and the business trends and risk factors are generally favorable, which may include the performance of the portfolio company, or the likelihood of a potential exit.
Category 2 — In the opinion of our Investment Adviser, investments in Category 2 involve a level of risk relative to our initial cost basis at the time of origination or acquisition. Category 2 investments are generally performing in line with our initial underwriting expectations and risk factors to ultimately recoup the cost of our principal investment are neutral to favorable. All new originated or acquired investments are initially included in Category 2.
Category 3 — In the opinion of our Investment Adviser, investments in Category 3 indicate that the risk to our ability to recoup the initial cost basis at the time of origination or acquisition has increased materially since the origination or acquisition of the investment, such as declining financial performance and non-compliance with debt covenants; however, principal and interest payments are not more than 120 days past due.
Category 4 — In the opinion of our Investment Adviser, investments in Category 4 involve a borrower performing substantially below expectations and indicate that the loan’s risk has increased substantially since origination or acquisition. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. For Category 4 investments, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis at the time of origination or acquisition upon exit.
The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System is as follows:

	March 31, 2022
	Fair Value	% of Portfolio	Number of Portfolio Companies
Risk rating 1	$—	—%	—
Risk rating 2	775,312	100.0	152
Risk rating 3	—	—	—
Risk rating 4	—	—	—
	$775,312	100.0%	152
CONSOLIDATED RESULTS OF OPERATIONS
We were formed on March 4, 2021 and commenced investment operations on February 1, 2022. The following table represents our operating results:

	For the Three Months Ended March 31, 2022	For the period from March 4, 2021 (inception) to March 31, 2021
Total investment income	$5,366	$—
Less: Net expenses	1,608	21
Net investment income	3,758	(21)
Net change in unrealized appreciation (depreciation)	(6,072)	—
Net increase (decrease) in Members' Capital resulting from operations	$(2,314)	$(21)

Investment Income
Investment income was as follows:

	For the Three Months Ended March 31, 2022	For the period from March 4, 2021 (inception) to March 31, 2021
Investment income:
Interest income	$5,169	$—
Payment-in-kind interest income	10	—
Other income	187	—
Total Investment Income	$5,366	$—
For the three months ended March 31, 2022, total investment income was driven by our deployment of capital and invested balance of investments. The size of our investment portfolio at fair value was $775.3 million as of March 31, 2022 and, as of such date, all our debt investments were income-producing.
Interest income on our debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of March 31, 2022, all of our first and second lien debt investments were performing and current on their interest payments.
Expenses
Expenses were as follows:

	For the Three Months Ended March 31, 2022	For the period from March 4, 2021 (inception) to March 31, 2021
Expenses:
Interest and other financing expenses	$565	$—
Management fees	1,101	—
Professional fees	355	—
Organization and offering costs	238	21
Directors' fees	77	—
Administrative service fees	30	—
Servicing fees	753	—
General and other expenses	125	—
Total expenses	$3,244	$21
Expense support	(535)	—
Management fees waiver	(1,101)	—
Net expenses	$1,608	$21
For the three months ended March 31, 2022, net expenses were primarily comprised of interest and other financing expenses of $565, management fees of $1,101, professional fees of $355, directors’ fees of $77, organization and offering costs of $238, servicing fees of $753 and general and other expenses of $125; offset by expense support of $535 and management fees waiver of $1,101.
Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the management of the Company. General and other expenses include insurance, filing, research, subscriptions and other costs. Organization and offering costs include expenses incurred in our initial formation and our offering of units.
Income Taxes, Including Excise Taxes
We intend to elect to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our unitholders in each taxable year generally at least 90% of the sum of our ICTI, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our unitholders, which generally relieve us from corporate-level U.S. federal income taxes. For the three months ended March 31, 2022, we did not incur any excise tax.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We generate cash from the net proceeds of offerings of our units, net borrowings from our credit facility, and from cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities, including before we have fully invested the proceeds of any closing of our continuous private offering of our units. Our primary use of cash will be investments in portfolio companies, payments of our expenses and payment of cash distributions to our unitholders. As of March 31, 2022, we had one revolving credit facility outstanding, as described in “Debt” below. We may also from time to time enter into new credit facilities, increase the size of existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.
As of March 31, 2022, we had approximately $180.9 million of cash, which taken together with our approximately $700.0 million of availability under the ING Facility (as defined below) (subject to borrowing base availability), we expect to be sufficient for our investing activities and to conduct our operations in the near term.
Unregistered Sales of Equity Securities
For the three months ended March 31, 2022, we held two closings of our continuous private offering of units. As a result, the total Class S Units issued and proceeds received related to such closings were as follows:

Unit Issuance Date	Class S Units Issued	Proceeds Received
February 01, 2022	24,186,111	$483,722
March 01, 2022	10,264,044	203,434
Total	34,450,155	$687,156
As of March 31, 2022, we received, in advance, $145.5 million related to the April 1, 2022 issuance of Class S Units in our continuous private offering. The amount received is included in the subscribed but unissued units on the Consolidated Statements of Financial Condition as of March 31, 2022.
We did not hold a closing of the continuous private offering for the period from March 4, 2021 (inception) to March 31, 2021.
Distributions and Distribution Reinvestment
The following table summarizes our distributions declared and payable for the three months ended March 31, 2022:

Date Declared	Record Date	Payment Date	Per Unit Amount	Distribution Yield(1)	Total Amount
February 24, 2022	February 28, 2022	March 03, 2022	$0.05	2.8%	$1,134
March 25, 2022	March 31, 2022	April 05, 2022	0.08	5.0%	2,793
Total Distributions			$0.13		$3,927
(1)    Annualized distribution yield is calculated by dividing the declared distribution by the weighted average net asset value at the beginning of the month, subscriptions received and distributions reinvested during the month and annualizing over 12 monthly periods.
The Board of Directors did not declare a distribution for the period from March 4, 2021 (inception) to March 31, 2021.
We have adopted an “opt out” distribution reinvestment plan (“DRIP”). As a result, if our Board of Directors authorizes, and we declare, a cash distribution, our unitholders will have their cash distributions automatically reinvested in additional units of same class of units to which the distribution relates unless they specifically “opt out” of the DRIP and elect to receive distributions in cash.
The following table summarizes the amounts received and units issued to unitholders who have participated in the DRIP during for the three months ended March 31, 2022:

Payment Date	DRIP Units Issued	DRIP Units Value
March 03, 2022	29,106	$577
Total	29,106	$577

Debt
Our outstanding debt obligations were as follows:

	March 31, 2022			December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
ING Facility	$700,000	$—	$700,000	N/A	N/A	N/A
Total	$700,000	$—	$700,000	N/A	N/A	N/A
ING Facility
On February 1, 2022, February 4, 2022, and February 8, 2022, we entered into, and subsequently amended, a Senior Secured Revolving Credit Agreement (as amended, restated, supplemented or otherwise modified from time to time, the “ING Facility”) with the Company, as a borrower, ING, as administrative agent, Sumitomo Mitsui Banking Corporation and MUFG Union Bank, N.A., as joint lead arrangers, and the lenders from time to time party thereto. Pursuant to the ING Facility, the lenders have agreed to extend credit to us in an aggregate principal amount of up to $700.0 million, subject to availably under a borrowing base, which is based on our portfolio investments and other outstanding indebtedness. Maximum capacity under the ING Facility may be increased to $1,000.0 million through the exercise by us of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The availability period of the ING Facility will terminate on February 1, 2026 and the Facility will mature on February 1, 2027.
We may borrow amounts in U.S. dollars or certain other permitted currencies. Borrowings under the ING Facility bear interest at a per annum rate equal to, (x) for loans for which we elect the base rate option, the “alternate base rate” (which is the highest of (a) the prime rate as publicly announced by The Wall Street Journal, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions, as published by the Federal Reserve Bank of New York plus (ii) 0.5%, and (c) one month SOFR plus 1% per annum) plus (A) 0.75% or (B) 0.875%, based on certain borrowing base conditions, and (y) for loans for which we elect the SOFR option, the applicable SOFR rate for the related interest period for such borrowing plus (A) 1.75% per annum or (B) 1.875% per annum, depending on certain borrowing base conditions. We will pay an unused fee of 0.375% per annum on the daily unused amount of the revolver commitments.
For the three months ended March 31, 2022, we made no borrowings or repayments under the ING Facility. As of March 31, 2022, we had $— million outstanding under the ING Facility. As of March 31, 2022, we had $700.0 million of available capacity under the ING Facility (subject to borrowing base restrictions).
As of March 31, 2022, we were in compliance with all covenants and other requirements of the ING Facility, as well as the leverage restrictions contained in the 1940 Act.
RECENT DEVELOPMENTS
Subsequent to March 31, 2022 through May 11, 2022, the Company has closed or the Investment Committee has committed/approved approximately $280.5 million of new/add-on investments. This includes transactions for which a formal mandate, letter of intent or a signed commitment have been issued, and therefore the Company believes are likely to close. Of these new commitments, approximately $278.7 million were first lien senior secured loans and $1.8 million were equity securities. 100% of the senior secured loans were floating rate loans. We remain highly focused on conducting extensive due diligence and leveraging the Morgan Stanley platform. We continue to seek to invest in companies that are led by strong management teams, generate substantial free cash flow, have leading market positions, benefit from sustainable business models, and are well positioned to perform well despite the impact of the Coronavirus pandemic. We believe the current market environment offers opportunities to seek compelling risk adjusted returns. Our investment pace will depend on several factors including the market environment, deal flow, and the continued impact of Coronavirus.
Pursuant to our continuous private offering, we issued approximately 7,621,662 Class S Units for an aggregate offering price of $150.5 million effective April 1, 2022.
On April 27, 2022, PIF Financing SPV LLC (“PIF SPV LLC”), a wholly owned subsidiary of the Company was formed as a Delaware limited liability company. PIF SPV LLC expects to hold certain investments in portfolio companies made by the Company. PIF SPV LLC will be consolidated in the consolidated financial statements commencing from the date of its formation.
Pursuant to the Company’s continuous private offering, the Company held a close relating to the sale of the Company’s Units for an aggregate offering price of $124.9 million effective May 1, 2022.
At the discretion of the Board of Directors, we have commenced a unit repurchase program in which we may repurchase, in each quarter, no more than 5% of our outstanding units (either by number of units or aggregate net asset value) as of such quarter end. Repurchases of Class S Units will be made at the current net offering price per unit on the date of such repurchase, which we believe reflects the net asset value per unit as determined in accordance with our unit pricing policy. Any periodic repurchase offers will be subject in part to our available cash and compliance with the BDC and RIC qualification and diversification rules promulgated under the 1940 Act and the Code, respectively. While we intend to conduct quarterly repurchase offers, we are not required to do so and may suspend or terminate the unit repurchase program at any time. As a result, unit repurchases may not be available each quarter. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act.
CRITICAL ACCOUNTING ESTIMATES
The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, should be read in connection with our financial statements in Part I, Item 1 of this Form 10-Q, "Risk Factors" in Part II, Item 1A of this Report, and “Risk Factors” in Part I, Item 1A of our Registration Statement.
RELATED PARTY TRANSACTIONS
We have entered into a number of business relationships with affiliated or related parties, including the following (which are defined in the notes to the accompanying consolidated financial statements if not defined herein):
•the Investment Advisory Agreement;
•the Investment Sub-Advisory Agreement;
•the Administration Agreement;
•the Placement Agent Agreement;
•the MSDI Agreement; and
•the Expense Support Agreement.
See “Item 1. Consolidated Financial Statements—Notes to the Consolidated Financial Statements—Note 3. Related Party Transactions.”
Morgan Stanley, through an affiliate, MS Credit Partners Holdings, Inc. has entered into subscription agreements and has made capital contributions at the closings of the Company’s continuous private offering held on February 1, 2022 and March 1, 2022, representing an aggregate capital contribution of $20.0 million, in exchange for 1,001,874 Class S Units, which represent 3% of the outstanding Class S Units as of March 1, 2022. MS Credit Partners Holdings, Inc. will continue to make capital contributions at each subsequent closing of the continuous private offering equal to 3% of the units sold at each closing up to an aggregate capital contribution of $25.0 million.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including valuation risk, market risk and interest rate risk.
Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of portfolio companies. During periods of market dislocation, we will seek to invest prudently in the secondary loan market to provide our investors better risk adjusted returns while adhering to our core investment tenants. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Coronavirus Developments.”Most of our investments will not have a readily available market price. To ensure accurate valuation, our investments are valued at fair value in good faith by our Board of Directors, based on, among other things, the input of the Investment Adviser, our Audit Committee and independent third-party valuation firm engaged at the direction of our Board of Directors, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment while employing a consistently applied valuation process for the investments we hold. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
Market Risk
The market value of a security may move up or down, sometimes rapidly and unpredictably. These fluctuations may cause a security to be worth less than the price originally paid for it, or less than it was worth at an earlier time. Market risk may affect a single issuer, industry, sector of the economy or the market as a whole. Global economies and financial markets are increasingly interconnected, which increases the probabilities that conditions in one country or region might adversely impact issuers in a different country or region. Conditions affecting the general economy, including political, social, or economic instability at the local, regional, or global level, may also affect the market value of a security. Health crises, such as pandemic and epidemic diseases, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have and may in the future have an adverse effect on a company’s investments and net asset value and can lead to increased market volatility. See “Item 1A. Risk Factors—General Risk Factors—Risks Relating to Our Business and Structure—We are operating in a period of capital markets disruption and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future disruptions or instability in capital markets may have a negative impact on our business and operations.” and “Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics, such as the Coronavirus pandemic, may impact our portfolio companies and our Investment Adviser and harm our business, operating results and financial condition” in the Registration Statement.
Interest Rate Risk
We are subject to financial market risks, most significantly changes in interest rates. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we expect to fund a portion of our investments with borrowings, our net investment income is expected to be affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
As of March 31, 2022, 100.0% of our debt investments were at floating rates. Based on our Consolidated Statements of Financial Condition as of March 31, 2022, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of March 31, 2022):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$18,665	$—	$18,665
Up 200 basis points	$12,013	$—	$12,013
Up 100 basis points	$5,363	$—	$5,363
Down 100 basis points	$(665)	$—	$(665)
Down 200 basis points	$(665)	$—	$(665)
Down 300 basis points	$(665)	$—	$(665)
We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts or our credit facilities, subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates or higher exchange rates with respect to our portfolio of investments with fixed interest rates or investments denominated in foreign currencies. During the periods covered by this Report, we did not engage in interest rate hedging activities.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Report and determined that our disclosure controls and procedures are effective as of the end of the period covered by this Report.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred for the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings
The Company, the Investment Adviser, the Sub-Adviser and the Administrator may become party to certain lawsuits in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Each of the Company, the Investment Adviser, the Sub-Adviser and the Administrator is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company.
Item 1A. Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the risk factors previously disclosed under Item 1A of the Registration Statement, which could materially affect our business, financial condition and/or operating results. The risks described below as well as in the Registration Statement are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results.

The discontinuation of LIBOR may adversely affect our business and results of operations.
Many financial instruments have historically used and continue to use a floating rate based on LIBOR, which is the offered rate for short-term Eurodollar deposits between major international banks. For several years, LIBOR has been the subject of national and international regulatory scrutiny. On March 5, 2021, the U.K.’s Financial Conduct Authority publicly announced that all U.S. Dollar LIBOR settings will either cease to be provided by any administrator or no longer be representative (i) immediately after December 31, 2021 for one-week and two-month U.S. Dollar LIBOR settings and (ii) immediately after June 30, 2023 for the remaining U.S. Dollar LIBOR settings. In addition, as a result of supervisory guidance from U.S. regulators, some U.S. regulated entities will cease to enter into new LIBOR contracts after December 31, 2021. In accordance with announcements by the FCA and the ICE Benchmark Administration, which administers LIBOR publication, the publication of most non-U.S. dollar LIBOR rates ceased as of the end of December 2021. While publication of the 1, 3 and 6 month Sterling and Japanese yen LIBOR settings will continue at least for one year on the basis of a synthetic methodology (known as “synthetic LIBOR”), these rates have been designated unrepresentative by the FCA and are solely available for use in legacy transactions. Furthermore, while certain U.S. dollar LIBOR tenors are expected to continue to be published until June 30, 2023, the U.S. banking agencies and the FCA have issued guidance instructing banks to cease entering into new contracts referencing LIBOR no later than December 31, 2021, with certain exceptions. The Federal Reserve Bank of New York now publishes the Secured Overnight Financing Rate based on overnight U.S. Treasury repurchase agreement transactions, which has been recommended as the alternative to U.S. dollar LIBOR by the Alternative Reference Rates Committee convened by the Board of Governors of the Federal Reserve System (“Federal Reserve”) and the Federal Reserve Bank of New York. Further, the Bank of England publishes a reformed Sterling Overnight Index Average, comprised of a broader set of overnight Sterling money market transactions, which has been selected by the Working Group on Sterling Risk-Free Reference Rates as the alternative rate to Sterling LIBOR. Certain bank-sponsored committees in other jurisdictions, including Europe, Japan and Switzerland, have selected alternative reference rates denominated in other currencies. Certain of the loan agreements entered into by Affiliated Investment Accounts advised by our Investment Adviser with portfolio companies include fallback language providing a mechanism for the parties to negotiate a new reference interest rate in the event that LIBOR ceases to exist. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition, tax position and results of operations.
The market transition away from LIBOR and other current reference rates to alternative reference rates is complex and could have a range of adverse impacts on our business, financial condition and results of operations. In particular, any such transition or reform could:
•Adversely impact the pricing, liquidity, value of, return on and trading for a broad array of financial products, including any LIBOR-linked securities, loans and derivatives that are included in our assets and liabilities;
•Require extensive changes to documentation that governs or references LIBOR or LIBOR-based products, including, for example, pursuant to time-consuming renegotiations of existing documentation to modify the terms of outstanding investments and hedging transactions;
•Result in a population of products with documentation that governs or references LIBOR or LIBOR-based products but that cannot be amended due to an inability to obtain sufficient consent from counterparties;
•Result in inquiries, reviews or other actions from regulators in respect of our (or the market’s) preparation, readiness, transition plans and actions regarding the replacement of a LIBOR with one or more alternative reference rates, including regulatory guidance regarding constraints on the entry into new U.S. dollar LIBOR-linked contracts after December 31, 2021;
•Result in disputes, litigation or other actions with portfolio companies, or other counterparties, regarding the interpretation and enforceability of provisions in our LIBOR-based investments, such as fallback language or other related provisions, including, in the case of fallbacks to the alternative reference rates, any economic, legal, operational or other impact resulting from the fundamental differences between LIBOR and the various alternative reference rates;
•Require the transition and/or development of appropriate systems and analytics to effectively transition our and our Investment Adviser’s risk management processes from LIBOR-based products to those based on one or more alternative reference rates in a timely manner, including by quantifying value and risk for various alternative reference rates, which may prove challenging given the limited history of the proposed alternative reference rates; and
•Cause us to incur additional costs in relation to any of the above factors.

In addition, the failure of any alternative benchmark rate to gain or maintain market acceptance could adversely affect the return on, value of and market for securities, variable rate debt and derivative financial instruments linked to such rates. Depending on several factors, including those set forth above, our business, financial condition and results of operations could be materially adversely impacted by the market transition or reform of certain reference rates and benchmarks. Other factors include the pace of the transition to replacement or reformed rates, timing mismatches between cash and derivative markets, the specific terms and parameters for and market acceptance of any alternative reference rate, market conventions for the use of any alternative reference rate in connection with a particular product (including the timing and market adoption of any conventions proposed or recommended by any industry or other group), prices of and the liquidity of trading markets for products based on alternative reference rates, and our ability to transition and develop appropriate systems and analytics for one or more alternative reference rates.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
Refer to “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 8. Members’ Capital” in this Report, the Registration Statement and our Current Report on Form 8-K filed on March 29, 2022 for the issuance of our Class S Units for the three months ended March 31, 2022. Such issuances were part of our continuous private offering and were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.
Issuer Purchases of Equity Securities
None
Item 3: Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report
(b) Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
3.1	Certificate of Formation of the Company.(1)
3.2	Certificate of Amendment of Certificate of Formation of the Company, dated as of November 3, 2021.(1)
3.3	First Amended and Restated Limited Liability Company Agreement of the Company, dated as of October 26, 2021.(1)
3.4	First Amendment to First Amended and Restated Limited Liability Company Agreement of the Company, dated as of November 3, 2021.(1)
10.1	Investment Advisory Agreement, dated as of November 4, 2021.(1)
10.2	Investment Sub-Advisory Agreement, dated as of January 13 2022.(1)
10.3	Administration Agreement, dated as of November 4, 2021.(1)
10.4	Form of Indemnification Agreement.(1)
10.5a	Master Custodian Agreement by and among each business development company identified on Appendix A thereto and State Street Bank and Trust Company, dated as of September 25, 2019.(1)
10.5b
Form of Joinder to Master Custodian Agreement by and among each business development company identified on Appendix A thereto and State Street Bank and Trust Company, dated as of September 25, 2019.(1)

10.6	Distribution Reinvestment Plan.(1)
10.7	Form of Subscription Agreement.(1)
10.8	Expense Support and Conditional Reimbursement Agreement, dated November 30, 2021.(1)
10.9
Second Amended and Restated Facility Agreement, dated as of December 29, 2021, by and among Broadway Funding Holdings, LLC, as the seller, Cliffwater Corporate Lending Fund, as the parent, and the Company, as the purchaser.(2)

10.10
Senior Secured Revolving Credit Agreement, dated as of February 1, 2022 with the Company, as a borrower, ING Capital LLC, as administrative agent, Sumitomo Mitsui Banking Corporation and MUFG Union Bank, N.A., as joint lead arrangers, and the lenders from time to time party thereto.(2)

10.11
Joinder Agreement, dated as of February 4, 2022, by Sumitomo Mitsui Banking Corporation, as assuming lender, in favor of North Haven Private Income Fund LLC, as borrower, and ING Capital LLC, as administrative agent.(2)

10.12
Joinder Agreement, dated as of February 4, 2022, by State Street Bank and Trust Company, as assuming lender, in favor of North Haven Private Income Fund LLC, as borrower, and ING Capital LLC, as administrative agent.(2)

10.13	Joinder Agreement, dated as of February 8, 2022, by MUFG Bank, Ltd., as assuming lender, in favor of North Haven Private Income Fund LLC, as borrower, and ING Capital LLC, as administrative agent.(2)
10.14	First Amendment to the Expense Support and Conditional Reimbursement Agreement, dated March 15, 2022.(2)
10.15	Placement Agency Agreement, dated as of November 9, 2021, by and between North Haven Private Income Fund LLC and Morgan Stanley Distribution Inc.(2)
14.1	Code of Ethics of the Company.(1)
14.2	Code of Ethics of MS Capital Partners Adviser Inc.(1)
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Filed herewith
(1)	Incorporated by reference to the Company’s Form 10-12G filed by the Company on January 21, 2022 (File No. 000-56388)
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Form 10-12G filed by the Company on March 15, 2022 (File No. 000-56388)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 11, 2022	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (Principal Executive Officer)

Dated: May 11, 2022	By:	/s/ Venugopal Rathi
Venugopal Rathi Chief Financial Officer (Principal Financial Officer)