Form 10-Q
period 2022-06-30
North Haven Private Income Fund LLC
filed 2022-08-10
CIK 1851322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of August 10, 2022, there was no established public market for the registrant’s limited liability company units.
The number of the registrant’s Class S Units outstanding at August 10, 2022 was 58,192,089.

North Haven Private Income Fund LLC

Part I. Financial Information
Item 1.	Consolidated Financial Statements
	Report of Independent Registered Public Accounting Firm	3
	Consolidated Statements of Financial Condition as of June 30, 2022 (unaudited) and December 31, 2021 (audited)	4
	Consolidated Statements of Operations for the three and six months ended June 30, 2022 and three months ended June 30, 2021 and for the period from March 4, 2021 (inception) to June 30, 2021 (unaudited)	5
	Consolidated Statements of Changes in Members’ Capital for the three and six months ended June 30, 2022 and three months ended June 30, 2021 and for the period from March 4, 2021 (inception) to June 30, 2021 (unaudited)	6
	Consolidated Statements of Cash Flows for the three and six months ended June 30, 2022 and three months ended June 30, 2021 and for the period from March 4, 2021 (inception) to June 30, 2021 (unaudited)	7
	Consolidated Schedule of Investments as of June 30, 2022 (unaudited)	8
	Notes to the Consolidated Financial Statements (unaudited)	22
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46
Item 4.	Controls and Procedures	47
Part II. Other Information
Item 1.	Legal Proceedings	48
Item 1A.	Risk Factors	48
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3.	Defaults Upon Senior Securities	48
Item 4.	Mine Safety Disclosures	48
Item 5.	Other Information	48
Item 6.	Exhibits	49
SIGNATURES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the unitholders and the Board of Directors of North Haven Private Income Fund LLC
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statements of financial condition of North Haven Private Income Fund LLC and subsidiaries (the "Company"), including the consolidated schedule of investments as of June 30, 2022, and the related consolidated statements of operations, changes in members’ Capital for the three-month and six-month periods ended June 30, 2022 and for the period from March 4, 2021 (inception) to June 30, 2021, and of cash flows for the six-month periods ended June 30, 2022 and for the period from March 4, 2021 (inception) to June 30, 2021, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of financial condition of the Company as of December 31, 2021, and the related consolidated statements of operations, changes in members’ Capital, and cash flows for the period from March 4, 2021 (inception) to December 31, 2021 (not presented herein); and in our report dated January 21, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of financial condition as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.
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
/s/ Deloitte & Touche LLP
New York, NY
August 10, 2022

North Haven Private Income Fund LLC
Consolidated Statements of Financial Condition
(In thousands, except unit and per unit amounts)

	June 30, 2022 (Unaudited)	December 31, 2021 (Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $1,433,414 and $0 at June 30, 2022 and December 31, 2021, respectively)	$1,389,012	$—
Cash	217,412	35
Deferred financing costs	9,222	—
Deferred offering costs	261	96
Interest and dividend receivable from non-controlled/non-affiliated investments	4,680	—
Receivable for investments sold/repaid	115	—
Prepaid expenses and other assets	4,294	—
Total assets	1,624,996	131

Liabilities
Debt	413,500	—
Payable for investments purchased	92,131	—
Payable to affiliates (Note 3)	899	260
Financing costs payable	2,275	—
Dividends payable	4,838	—
Subscriptions received in advance (Note 8)	87,178	—
Payable for repurchased units (Note 8)	5,821	—
Interest payable	289	—
Accrued expenses and other liabilities	3,166	327
Total liabilities	610,097	587

Commitments and Contingencies (Note 7)

Members' Capital
Common units, par value $0.001 per unit (100,000,000 units authorized and 53,448,765 and 1,750 units issued and outstanding as of June 30, 2022 and December 31, 2021, respectively)	54	—
Paid-in capital in excess of par value	1,060,370	35
Net distributable earnings (accumulated losses)	(45,525)	(491)
Total members' capital	$1,014,899	$(456)
Total liabilities and members' capital	$1,624,996	$131
Net asset value per unit	$18.99	$(260.57)

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund LLC
Consolidated Statements of Operations (Unaudited)
(In thousands, except unit and per unit amounts)

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2022	For the period from March 4, 2021 (inception) to June 30, 2021
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$15,027	$—	$20,196	$—
Payment-in-kind interest income	14	—	24	—
Dividend income	22	—	22	—
Other income	575	—	762	—
Total investment income	15,638	—	21,004	—

Expenses:
Interest expense and other financing expenses	1,543	—	2,108	—
Management fees	2,733	—	3,834	—
Income based incentive fees	764	—	764	—
Professional fees	455	—	810	—
Organization and offering costs	197	42	435	63
Directors' fees	76	—	153	—
Administrative service fees	30	—	60	—
Servicing fees	1,859	—	2,612	—
General and other expenses	175	—	300	—
Total expenses	7,832	42	11,076	63
Expense support (Note 3)	(785)	—	(1,320)	—
Incentive fees wavier (Note 3)	(764)	—	(764)	—
Management fees waiver (Note 3)	(2,733)	—	(3,834)	—
Net expenses	3,550	42	5,158	63
Net investment income (loss)	12,088	(42)	15,846	(63)

Realized and unrealized gain (loss) on investment transactions:
Net realized gain (loss):
Non-controlled/non-affiliated investments	(122)	—	(122)	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(38,330)	—	(44,402)	—
Net realized and unrealized gain (loss)	(38,452)	—	(44,524)	—
Net increase (decrease) in members' capital resulting from operations	$(26,364)	$(42)	$(28,678)	$(63)

Per unit information—basic and diluted
Net investment income (loss) per unit	$0.25	$—	$0.39	$—
Earnings per unit	$(0.55)	$—	$(0.70)	$—
Weighted average units outstanding (Note 9):	48,146,059	—	40,849,364	—
The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund LLC
Consolidated Statements of Changes in Members’ Capital (Unaudited)
(In thousands)

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2022	For the period from March 4, 2021 (inception) to June 30, 2021
Members' Capital at beginning of period:	$681,036	$(21)	$(456)	$—
Increase (decrease) in members’ capital resulting from operations:
Net investment income (loss)	12,088	(42)	15,846	(63)
Net realized gain (loss)	(122)	—	(122)	—
Net change in unrealized appreciation (depreciation)	(38,330)	—	(44,402)	—
Net increase (decrease) in members’ capital resulting from operations	(26,364)	(42)	(28,678)	(63)

Capital transactions:
Issuance of Units	373,009	—	1,060,165	—
Reinvestment of dividends	5,468	—	6,045	—
Dividends declared	(12,429)	—	(16,356)	—
Repurchased Units	(5,821)	—	(5,821)	—
Net increase in members' capital resulting from capital transactions	360,227	—	1,044,033	—
Total increase (decrease) in members' capital	333,863	(42)	1,015,355	(63)
Members' capital at end of period	$1,014,899	$(63)	$1,014,899	$(63)

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund LLC
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Six Months Ended June 30, 2022	For the period from March 4, 2021 (inception) to June 30, 2021
Cash flows from operating activities:
Net increase (decrease) in members' capital resulting from operations	$(28,678)	$(63)
Adjustments to reconcile net increase (decrease) in members' capital resulting from operations to net cash provided by (used in) operating activities
Net change in unrealized (appreciation) depreciation on investments	44,402	—
Net realized (gain) loss on investments	122
Payment-in-kind interest and dividend capitalized	(10)
Net accretion of discount and amortization of premium on investments	(615)	—
Amortization of deferred financing costs	418	—
Amortization of deferred offering costs	182	—
Purchases of investments and change in payable for investments purchased	(1,356,082)	—
Proceeds from sale of investments and principal repayments and change in receivable for investments sold	15,187	—
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	(4,680)	—
(Increase) decrease in prepaid expenses and other assets	(4,294)	—
(Decrease) increase in payable to affiliates	639	1
(Decrease) increase in interest payable	289	—
(Decrease) increase in accrued expenses and other liabilities	2,839	139
Net cash provided by (used in) operating activities	(1,330,281)	77

Cash flows from financing activities:
Borrowings on debt	568,500	—
Repayments on debt	(155,000)
Deferred financing costs paid	(7,365)	—
Distributions paid	(5,473)
Proceeds from issuance of Class S Units	1,060,165	—
Subscriptions received in advance	87,178	—
Offering costs paid	(347)	(77)
Net cash provided by (used in) financing activities	1,547,658	(77)
Net increase (decrease) in cash	217,377	—
Cash at beginning of period	35	—
Cash at end of period	$217,412	$—

Supplemental information and non-cash activities:
Interest expense paid	$400	$—
Dividend reinvestment paid	$6,045	$—
Accrued but unpaid dividends	$4,838	$—
Accrued but unpaid deferred financing costs	$2,275	$—
Accrued but unpaid deferred offering costs	$354	$—
The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
First Lien Debt
Aerospace & Defense
KKR Apple Bidco, LLC	(9)	L + 2.75%	4.42%	09/23/2028	4,975	$4,969	$4,687	0.46%
Air Freight & Logistics
Omni Intermediate Holdings, LLC	(5) (6) (7) (10)	L + 5.00%	7.12%	12/30/2026	9,385	9,264	9,197	0.91
Omni Intermediate Holdings, LLC	(5) (7) (10) (13)	L + 5.00%	7.12%	12/30/2026	355	333	319	0.03
Omni Intermediate Holdings, LLC	(5) (7) (13)	L + 5.00%	7.12%	12/30/2025	—	(6)	(14)	—
						9,591	9,502	0.94
Auto Components
Continental Battery Company	(5) (6) (7)	L + 6.75%	9.00%	01/20/2027	6,219	6,103	5,971	0.59
Les Schwab Tire Centers	(8)	L + 3.25%	4.00%	11/02/2027	4,975	4,981	4,633	0.46
Sonny's Enterprises, Inc.	(5) (7)	L + 5.50%	7.17%	08/05/2026	2,164	2,126	2,080	0.20
Sonny's Enterprises, Inc.	(5) (6) (13)	L + 5.50%	7.17%	08/05/2026	—	(113)	(253)	(0.02)
						13,097	12,431	1.22
Automobiles
ARI Network Services, Inc.	(5) (6)	L + 5.50%	6.88%	02/28/2025	14,302	14,052	13,983	1.38
Portfolio Group	(5) (7) (13)	S + 5.50%	8.25%	12/02/2025	133	110	53	0.01
						14,162	14,036	1.38
Beverages
Triton Water Holdings, Inc.	(9)	L + 3.50%	5.75%	03/31/2028	4,975	4,951	4,387	0.43
Biotechnology
GraphPad Software, LLC	(5) (6) (7)	L + 5.50%	6.50%	04/27/2027	8,048	7,973	7,779	0.77
GraphPad Software, LLC	(5) (7) (13)	L + 5.50%	6.50%	04/27/2027	—	(40)	(147)	(0.01)
						7,933	7,632	0.75
Building Products
ACProducts, Inc.	(9)	L + 4.25%	6.97%	05/17/2028	4,975	4,957	3,831	0.38
Chamberlain Group, Inc.	(9)	L + 3.50%	5.17%	11/03/2028	3,980	3,974	3,585	0.35
Icebox Holdco III, Inc.	(9)	L + 3.75%	6.00%	12/22/2028	2,066	2,071	1,937	0.19
Icebox Holdco III, Inc.	(9) (13)	L + 3.75%	6.00%	12/22/2028	—	1	(27)	—
Leaf Home Solutions, LLC		L + 4.25%	6.38%	02/17/2029	4,489	4,434	3,861	0.38
White Cap Buyer, LLC	(9)	S + 3.75%	6.08%	10/19/2027	2,494	2,497	2,291	0.23
						17,934	15,478	1.53
Chemicals
Olympus Water US Holding Corporation	(9)	L + 3.75%	6.06%	11/09/2028	2,985	2,989	2,773	0.27
Tank Holding Corp.	(5) (8)	S + 6.00%	7.63%	03/31/2028	33,133	32,492	32,492	3.20
Tank Holding Corp.	(5) (8) (13)	S + 6.00%	7.63%	03/31/2028	778	742	742	0.07

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
V Global Holdings, LLC	(5) (8)	L + 5.75%	6.91%	12/22/2027	14,784	$14,494	$14,494	1.43%
V Global Holdings, LLC	(5) (8) (13)	L + 5.75%	6.91%	12/22/2025	302	262	262	0.03
						50,979	50,763	5.00
Commercial Services & Supplies
Allied Universal Holdco, LLC	(9)	L + 3.75%	5.42%	05/12/2028	6,965	6,955	6,370	0.63
Belfor Holdings, Inc.	(8)	L + 3.75%	5.42%	04/06/2026	4,974	4,980	4,800	0.47
DG Investment Intermediate Holdings 2, Inc.	(8)	L + 3.50%	5.42%	03/31/2028	4,482	4,486	4,179	0.41
Employbridge, LLC	(8)	L + 4.75%	7.00%	07/19/2028	2,487	2,487	2,257	0.22
FLS Holding, Inc.	(5) (6) (7) (11)	L + 5.25%	7.28%	12/17/2028	9,583	9,404	9,391	0.93
FLS Holding, Inc.	(5) (7) (11) (13)	L + 5.25%	7.28%	12/17/2028	—	(19)	(42)	—
FLS Holding, Inc.	(5) (7) (11) (13)	L + 5.25%	7.28%	12/17/2027	—	(15)	(17)	—
KWOR Acquisition, Inc.	(5) (6) (8)	L + 5.25%	6.99%	12/22/2028	23,218	22,797	22,755	2.24
KWOR Acquisition, Inc.	(5) (8) (13)	L + 5.25%	6.99%	12/22/2028	—	(170)	(341)	(0.03)
KWOR Acquisition, Inc.	(5) (13)	P + 4.25%	9.00%	12/22/2027	132	118	112	0.01
MHE Intermediate Holdings, LLC	(5) (7)	L + 6.00%	7.29%	07/21/2027	4,963	4,917	4,917	0.48
MHE Intermediate Holdings, LLC	(5) (7) (13)	L + 6.00%	7.29%	07/21/2027	1,549	1,486	1,486	0.15
PECF USS Intermediate Holding III Corporation	(9)	L + 4.25%	5.92%	12/15/2028	4,975	4,987	4,476	0.44
QW Holding Corporation	(5) (7)	L + 5.75%	7.04%	08/31/2024	18,241	17,985	17,985	1.77
QW Holding Corporation	(5) (7) (13)	L + 5.75%	7.04%	08/31/2024	2,085	2,038	2,038	0.20
QW Holding Corporation	(5) (7) (13)	L + 5.75%	7.04%	08/31/2024	—	(64)	(64)	(0.01)
Sherlock Buyer Corp.	(5) (6) (8)	L + 5.75%	6.74%	12/08/2028	7,098	6,965	6,946	0.68
Sherlock Buyer Corp.	(5) (8) (13)	L + 5.75%	6.74%	12/08/2028	—	(19)	(44)	—
Sherlock Buyer Corp.	(5) (8) (13)	L + 5.75%	6.74%	12/08/2027	—	(15)	(18)	—
SITEL Worldwide Corporation	(9)	L + 3.75%	6.01%	08/28/2028	4,975	4,993	4,773	0.47
Sweep Purchaser, LLC	(5) (7) (13)	L + 5.75%	7.20%	11/30/2026	2,195	2,122	2,122	0.21
Tamarack Intermediate, LLC	(5) (6)	S + 5.75%	6.94%	03/13/2028	15,125	14,834	14,422	1.42
Tamarack Intermediate, LLC	(5) (13)	S + 5.75%	6.94%	03/13/2028	—	(47)	(115)	(0.01)
TruGreen Limited Partnership	(8)	L + 4.00%	5.67%	11/02/2027	4,975	4,927	4,718	0.46
USIC Holdings, Inc.	(8) (10)	L + 3.50%	5.17%	05/12/2028	6,987	6,946	6,484	0.64
Valcourt Holdings II, LLC	(5) (6) (7)	S + 5.50%	7.70%	01/07/2027	3,281	3,219	3,263	0.32
						126,297	122,853	12.10
Construction & Engineering
Centuri Group, Inc.	(9)	L + 2.50%	4.07%	08/27/2028	2,716	2,713	2,596	0.26
KPSKY Acquisition, Inc.	(5) (6) (8)	L + 5.50%	7.14%	10/19/2028	6,549	6,426	6,418	0.63
KPSKY Acquisition, Inc.	(5) (13)	P + 4.50%	9.25%	10/19/2028	706	567	439	0.04
						9,706	9,453	0.93

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Construction Materials
SRS Distribution, Inc.	(9)	L + 3.50%	4.02%	06/02/2028	5,486	$5,485	$5,050	0.50%
Construction Materials
Deerfield Dakota Holding, LLC	(7)	S + 3.75%	5.28%	04/09/2027	4,975	4,998	4,645	0.46
Containers & Packaging
BP Purchaser, LLC	(5) (6) (8)	L + 5.50%	7.19%	12/11/2028	9,866	9,682	9,309	0.92
Fortis Solutions Group, LLC	(5) (8)	L + 5.50%	7.75%	10/13/2028	4,600	4,516	4,516	0.44
Fortis Solutions Group, LLC	(5) (8) (13)	L + 5.50%	7.75%	10/13/2028	1,264	1,244	1,244	0.12
Fortis Solutions Group, LLC	(5) (8) (10) (13)	L + 5.50%	7.75%	10/15/2028	—	(195)	(195)	(0.02)
Fortis Solutions Group, LLC	(5) (8) (13)	L + 5.50%	7.75%	10/15/2027	43	31	31	0.01
Proampac PG Borrower, LLC	(8)	L + 3.75%	5.01%	11/03/2025	4,975	4,992	4,592	0.45
						20,270	19,497	1.92
Distributors
48Forty Solutions, LLC	(5) (7)	S + 6.00%	7.22%	11/30/2026	32,189	31,569	31,568	3.11
48Forty Solutions, LLC	(5) (7) (13)	S + 6.00%	7.22%	11/30/2026	—	(12)	(12)	—
48Forty Solutions, LLC	(5) (7) (13)	S + 6.00%	7.22%	11/30/2026	—	(108)	(108)	(0.01)
ABB Concise Optical Group, LLC	(5) (6) (8)	L + 7.50%	8.26%	02/23/2028	18,068	17,637	17,405	1.71
ABB Concise Optical Group, LLC	(5) (8) (13)	P + 6.50%	11.22%	02/23/2028	1,642	1,597	1,572	0.15
PT Intermediate Holdings III, LLC	(5) (6) (8) (10)	L + 5.50%	7.75%	11/01/2028	19,104	18,899	18,915	1.86
PT Intermediate Holdings III, LLC	(5) (8) (10)	L + 5.50%	7.75%	11/01/2028	5,051	4,994	5,000	0.50
						74,576	74,340	7.32
Diversified Consumer Services
Asurion, LLC		L + 3.25%	4.92%	12/23/2026	4,975	4,963	4,500	0.44
Heartland Home Services	(5) (8) (13)	L + 5.50%	7.37%	12/15/2026	13,113	12,984	11,998	1.18
Lightspeed Solution, LLC	(5) (6)	S + 6.00%	7.53%	03/01/2028	15,122	14,833	14,543	1.43
Lightspeed Solution, LLC	(5) (13)	S + 6.00%	7.53%	03/01/2028	—	(46)	(187)	(0.02)
LUV Car Wash Group, LLC	(5) (6) (7) (13)	L + 5.50%	6.50%	12/09/2026	6,623	6,528	6,369	0.63
Mammoth Holdings, LLC	(5) (7) (13)	S + 6.00%	7.00%	10/16/2023	9,219	9,102	9,102	0.90
Spin Holdco, Inc.	(8)	L + 4.00%	5.61%	03/04/2028	4,975	4,987	4,569	0.45
						53,351	50,894	5.01

Diversified Financial Services
Everest Intermediate, Ltd	(5) (8) (11)	S + 5.75%	7.75%	05/25/2029	9,827	9,633	9,633	0.95
Everest Intermediate, Ltd	(5) (11) (13)	S + 5.75%	7.75%	05/25/2028	—	(28)	(28)	—
Finastra USA, Inc.	(7) (11)	L + 3.50%	4.74%	06/13/2024	4,972	4,967	4,470	0.44
SitusAMC Holdings Corp.	(5) (6) (8)	L + 5.75%	8.00%	12/22/2027	5,586	5,533	5,375	0.53
Smarsh, Inc.	(5)	S + 6.50%	7.25%	02/16/2029	4,286	4,204	4,176	0.41

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Smarsh, Inc.	(5) (13)	S + 6.50%	7.25%	02/16/2029	—	$(5)	$(7)	—%
Smarsh, Inc.	(5) (13)	S + 6.50%	7.25%	02/16/2029	—	(10)	(28)	—
						24,294	23,591	2.32
Electrical Equipment
Dynacast International, LLC	(7)	L + 4.50%	6.01%	07/22/2025	2,264	2,275	2,060	0.20
Electronic Equipment, Instruments & Components
Alliance Laundry Systems, LLC	(8)	L + 3.50%	4.52%	10/08/2027	4,974	4,986	4,717	0.46
EXC Holdings III Corp.	(7)	L + 3.50%	5.75%	12/02/2024	2,984	2,985	2,850	0.28
						7,971	7,567	0.75
Entertainment
Creative Artists Agency, LLC		L + 3.75%	5.42%	11/27/2026	2,992	2,992	2,829	0.28
Food & Staples Retailing
CNT Holdings I Corp.	(8)	L + 3.50%	5.37%	11/08/2027	4,975	4,993	4,713	0.46
Shearer's Foods, Inc.	(8)	L + 3.50%	5.17%	09/23/2027	2,487	2,487	2,249	0.22
						7,480	6,962	0.69
Health Care Equipment & Supplies
Medline Borrower, LP	(9)	L + 3.25%	4.92%	10/23/2028	4,988	4,985	4,617	0.45
Health Care Providers & Services
CHG Healthcare Services, Inc.	(9)	L + 3.25%	4.75%	09/29/2028	4,975	4,993	4,709	0.46
DCA Investment Holdings, LLC	(5) (6)	S + 6.00%	6.75%	04/03/2028	7,074	7,007	6,853	0.68
DCA Investment Holdings, LLC	(5) (13)	S + 6.00%	6.75%	04/03/2028	154	146	103	0.01
Electron BidCo, Inc.	(9)	L + 3.00%	4.67%	11/01/2028	4,988	4,994	4,660	0.46
Gateway US Holdings, Inc.	(5) (8) (11)	S + 5.50%	8.23%	09/22/2024	11,297	11,192	11,192	1.10
Gateway US Holdings, Inc.	(5) (8) (11) (13)	S + 5.50%	8.23%	09/22/2024	613	583	583	0.06
Gateway US Holdings, Inc.	(5) (8) (11) (13)	S + 5.50%	8.23%	09/22/2024	23	18	18	—
Heartland Veterinary Partners, LLC	(5) (6) (7)	L + 4.75%	6.19%	12/10/2026	2,597	2,573	2,549	0.25
Heartland Veterinary Partners, LLC	(5) (7) (13)	L + 4.75%	6.19%	12/10/2026	1,576	1,524	1,468	0.14
Heartland Veterinary Partners, LLC	(5) (7) (13)	L + 4.75%	6.19%	12/10/2026	—	(5)	(10)	—
Medical Solutions Holdings, Inc.	(9)	L + 3.50%	6.38%	11/01/2028	4,608	4,605	4,312	0.42
Medical Solutions Holdings, Inc.	(9) (13)	L + 3.50%	6.38%	11/01/2028	—	(1)	(57)	(0.01)
Midwest Physician Administrative Services, LLC	(8)	L + 3.25%	5.50%	03/12/2028	3,980	3,971	3,632	0.36
National Mentor Holdings, Inc.	(8)	L + 3.75%	5.75%	03/02/2028	2,788	2,766	2,408	0.24
Parexel International Corporation	(9)	L + 3.25%	4.92%	11/15/2028	6,983	6,998	6,543	0.64
PetVet Care Centers, LLC	(8)	L + 3.50%	5.17%	02/14/2025	4,974	4,991	4,680	0.46
Phoenix Guarantor, Inc.		L + 3.50%	5.14%	03/05/2026	4,975	4,987	4,658	0.46
Southern Veterinary Partners, LLC	(5) (10)	S + 5.50%	7.70%	06/28/2027	9,250	9,065	9,065	0.89

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Stepping Stones Healthcare Services, LLC	(5) (8)	L + 5.75%	8.00%	01/02/2029	4,364	$4,302	$4,181	0.41%
Stepping Stones Healthcare Services, LLC	(5) (8) (13)	L + 5.75%	8.00%	01/02/2029	—	(6)	(52)	(0.01)
Stepping Stones Healthcare Services, LLC	(5) (8) (13)	L + 5.75%	8.00%	12/30/2026	—	(8)	(26)	—
Tivity Health, Inc.	(5) (8)	S + 6.00%	8.01%	06/28/2029	13,320	13,120	13,120	1.29
Vardiman Black Holdings, LLC	(5) (6)	S + 8.00%	8.78%	03/18/2027	6,858	6,792	6,516	0.64
Vardiman Black Holdings, LLC	(5) (13)	S + 8.00%	8.78%	03/18/2027	2,929	2,876	2,524	0.25
Vermont Aus Pty Ltd	(5) (6) (8) (10) (11)	S + 5.50%	7.55%	03/23/2028	22,975	22,411	22,411	2.21
WP CityMD Bidco, LLC	(9)	L + 3.25%	5.50%	12/22/2028	5,042	5,042	4,742	0.47
						124,936	120,782	11.90
Health Care Technology
Athenahealth, Inc.	(9)	S + 3.50%	5.65%	02/15/2029	4,275	4,250	3,925	0.39
Athenahealth, Inc.	(9) (13)	S + 3.50%	5.65%	02/15/2029	—	(4)	(59)	(0.01)
Ensemble RCM, LLC		L + 3.75%	4.99%	08/03/2026	4,974	4,992	4,799	0.47
eResearchTechnology, Inc.	(7)	L + 4.50%	6.17%	02/04/2027	3,482	3,457	3,208	0.32
Gainwell Acquisition Corp.	(8)	L + 4.00%	6.25%	10/01/2027	6,965	6,993	6,573	0.65
MedAssets Software Intermediate Holdings, Inc.	(9)	L + 4.00%	5.67%	12/18/2028	6,983	6,986	6,459	0.64
Navicure, Inc.		L + 4.00%	5.67%	10/22/2026	6,964	6,984	6,590	0.65
Project Ruby Ultimate Parent Corp.	(8)	L + 3.25%	4.92%	03/03/2028	5,472	5,472	5,118	0.50
Symplr Software, Inc.	(8)	S + 4.50%	6.65%	12/22/2027	4,975	4,987	4,701	0.46
Verscend Holding Corp.		L + 4.00%	5.67%	08/27/2025	6,964	6,960	6,651	0.66
						51,077	47,965	4.73
Hotels, Restaurants & Leisure
IRB Holding Corp.	(7)	L + 2.75%	4.42%	02/05/2025	4,974	4,974	4,657	0.46
Household Products
AI Aqua Merger Sub, Inc.	(9) (10)	S + 3.75%	5.44%	07/31/2028	4,816	4,828	4,376	0.43
AI Aqua Merger Sub, Inc.	(9) (10)	S + 3.75%	5.44%	07/31/2028	321	322	292	0.03
						5,150	4,668	0.46
Industrial Conglomerates
Filtration Group Corporation	(9)	L + 3.50%	5.17%	10/21/2028	4,975	4,981	4,639	0.46
Insurance Services								—
Alliant Holdings Intermediate, LLC	(9)	L + 3.50%	5.01%	11/06/2027	3,969	3,970	3,682	0.36
Foundation Risk Partners, Corp.	(5) (6) (8)	L + 5.50%	7.75%	10/29/2028	8,529	8,407	8,405	0.83
Foundation Risk Partners, Corp.	(5) (8) (13)	L + 5.50%	7.75%	10/29/2028	2,998	2,898	2,840	0.28
Foundation Risk Partners, Corp.	(5) (8) (13)	L + 5.50%	7.75%	10/29/2027	—	(9)	(10)	—
Galway Borrower, LLC	(5) (8)	L + 5.25%	7.50%	09/29/2028	29,133	28,517	28,517	2.81
Galway Borrower, LLC	(5) (8) (13)	L + 5.25%	7.50%	09/29/2028	—	(63)	(63)	(0.01)

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Galway Borrower, LLC	(5) (8) (13)	L + 5.25%	7.50%	09/30/2027	—	$(43)	$(43)	—%
Higginbotham Insurance Agency, Inc.	(5) (6) (8)	L + 5.50%	7.17%	11/25/2026	1,228	1,216	1,206	0.12
Higginbotham Insurance Agency, Inc.	(5) (8) (13)	L + 5.50%	7.17%	11/25/2026	403	388	353	0.03
High Street Buyer, Inc.	(5) (8) (13)	L + 5.75%	6.86%	02/02/2029	2,285	2,002	2,144	0.21
Hub International Limited	(8)	L + 3.25%	4.35%	04/25/2025	4,975	4,981	4,709	0.46
Integrity Marketing Acquisition, LLC	(5) (6) (8)	L + 5.50%	7.58%	08/27/2025	4,962	4,898	4,864	0.48
Integrity Marketing Acquisition, LLC	(5) (8) (13)	L + 5.50%	7.58%	08/27/2025	3,418	2,930	2,905	0.29
Keystone Agency Investors	(5) (6) (7)	S + 6.00%	8.20%	05/03/2027	5,524	5,444	5,442	0.54
Keystone Agency Investors	(5) (7)	S + 6.00%	8.20%	05/03/2027	2,578	2,543	2,540	0.25
Keystone Agency Investors	(5) (7) (13)	S + 6.00%	8.20%	05/03/2027	—	(91)	(91)	(0.01)
Oakbridge Insurance Agency, LLC	(5) (6) (7)	S + 5.75%	7.95%	12/31/2026	1,898	1,871	1,825	0.18
Oakbridge Insurance Agency, LLC	(5) (7) (13)	S + 5.75%	7.95%	12/31/2026	651	534	47	—
Oakbridge Insurance Agency, LLC	(5) (7) (13)	S + 5.75%	5.75%	12/31/2026	127	118	103	0.01
Patriot Growth Insurance Services, LLC	(5) (6) (8)	L + 5.25%	7.00%	10/16/2028	4,933	4,844	4,763	0.47
Patriot Growth Insurance Services, LLC	(5) (8) (13)	L + 5.25%	7.00%	10/16/2028	721	702	664	0.07
Patriot Growth Insurance Services, LLC	(5) (8) (13)	L + 5.25%	7.00%	10/16/2028	—	(8)	(16)	—
Peter C. Foy & Associates Insurance Services, LLC	(5) (6) (8)	L + 6.00%	7.40%	11/01/2028	6,717	6,638	6,617	0.65
Peter C. Foy & Associates Insurance Services, LLC	(5) (8) (13)	S + 6.00%	7.40%	11/01/2028	8,400	8,312	8,251	0.81
Peter C. Foy & Associates Insurance Services, LLC	(5) (8) (13)	L + 6.00%	7.40%	11/01/2028	1,104	1,043	985	0.10
Peter C. Foy & Associates Insurance Services, LLC	(5) (8) (13)	L + 6.00%	7.40%	11/01/2027	—	(2)	(3)	—
RSC Acquisition, Inc.	(5) (8)	L + 5.50%	7.44%	10/30/2026	2,886	2,860	2,857	0.28
RSC Acquisition, Inc.	(5) (8) (13)	L + 5.50%	7.44%	10/30/2026	1,200	744	741	0.07
USI, Inc.		L + 3.25%	5.50%	12/02/2026	4,228	4,223	3,901	0.38
World Insurance Associates, LLC	(5) (6) (7)	L + 5.75%	7.80%	04/01/2026	2,248	2,209	2,204	0.22
World Insurance Associates, LLC	(5) (7) (13)	L + 5.75%	7.80%	04/01/2026	10,411	9,686	9,106	0.90
						111,762	109,445	10.78
Interactive Media & Services
Arches Buyer, Inc.	(9)	L + 3.25%	4.92%	12/06/2027	2,475	2,466	2,252	0.22
MSM Acquisitions, Inc.	(5) (13)	L + 6.00%	8.25%	12/09/2026	—	—	(289)	(0.03)
Triple Lift, Inc.	(5) (6)	L + 5.75%	6.58%	03/16/2029	4,738	4,646	4,522	0.45
						7,112	6,485	0.64
Internet & Direct Marketing Retail
PUG, LLC		L + 3.50%	5.17%	02/12/2027	4,974	4,969	4,477	0.44
IT Services
Donuts, Inc.	(5) (6)	S + 6.00%	7.45%	12/29/2027	11,846	11,846	11,664	1.15
Donuts, Inc.	(5) (13)	S + 6.00%	7.45%	12/29/2027	—	—	(85)	(0.01)
Endure Digital Inc.	(8)	L + 3.50%	4.62%	02/10/2028	2,487	2,473	2,228	0.22

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Govbrands Intermediate, Inc.	(5) (6) (8)	L + 5.50%	7.75%	08/04/2027	6,857	$6,701	$6,605	0.65%
Govbrands Intermediate, Inc.	(5) (8) (13)	L + 5.50%	7.75%	08/04/2027	1,543	1,499	1,460	0.14
Govbrands Intermediate, Inc.	(5) (8) (13)	L + 5.50%	7.75%	08/04/2027	—	(18)	(30)	—
Imperva, Inc.	(7)	L + 4.00%	5.40%	01/12/2026	4,974	4,998	4,437	0.44
IRI Holdings, Inc.	(10)	L + 4.25%	5.92%	12/01/2025	6,977	6,974	6,872	0.68
Long Term Care Group, Inc.	(5) (8)	L + 6.00%	7.25%	09/08/2027	11,471	11,250	11,250	1.11
MH Sub I, LLC	(7)	L + 3.75%	5.42%	09/13/2024	4,975	4,991	4,675	0.46
Red Planet Borrower, LLC	(9)	L + 3.75%	5.42%	10/02/2028	4,975	4,990	4,347	0.43
Redwood Services Group, LLC	(5) (8)	S + 6.00%	7.70%	06/15/2029	39,139	38,357	38,357	3.78
Redwood Services Group, LLC	(5) (8) (13)	S + 6.00%	7.70%	06/15/2029	—	(93)	(93)	(0.01)
						93,968	91,687	9.03
Leisure Products
GSM Acquisition Corp. (GSM Outdoors)	(5) (6) (7)	S + 5.00%	7.13%	11/16/2026	7,189	7,122	7,151	0.70
SRAM, LLC	(9)	L + 2.75%	4.42%	05/18/2028	2,313	2,316	2,197	0.22
						9,438	9,348	0.92
Life Sciences Tools & Services
Curia Global, Inc.	(8)	L + 3.75%	4.99%	08/30/2026	6,965	6,979	6,560	0.65
Machinery
Answer Target Holdco, LLC	(5) (6) (7)	L + 5.75%	8.00%	12/30/2026	17,250	16,934	16,618	1.64
Answer Target Holdco, LLC	(5) (7) (13)	L + 5.75%	8.00%	12/30/2026	—	(24)	(49)	—
Engineered Machinery Holdings, Inc.	(8)	L + 3.75%	6.00%	05/19/2028	2,488	2,499	2,331	0.23
Granite Holdings US Acquisition Co.		L + 4.00%	6.31%	09/30/2026	2,487	2,487	2,344	0.23
Madison IAQ, LLC	(9)	L + 3.25%	4.52%	06/21/2028	4,975	4,969	4,519	0.45
Vertical US Newco, Inc.	(9)	L + 3.50%	4.02%	07/30/2027	4,975	4,999	4,649	0.46
						31,864	30,412	3.00
Media
Ascend Learning, LLC	(9)	L + 3.50%	5.17%	12/11/2028	4,981	4,972	4,589	0.45
Recorded Books, Inc.		L + 4.00%	6.00%	08/29/2025	5,000	4,985	4,731	0.47
						9,957	9,320	0.92
Metals & Mining
Clydesdale Acquisition Holdings, Inc.	(9)	S + 4.25%	5.88%	04/13/2029	5,000	4,953	4,670	0.46
Oil, Gas & Consumable Fuels
Energy Labs Holdings Corp.	(5) (7)	S + 5.25%	6.25%	04/07/2028	7,408	7,301	7,301	0.72
Energy Labs Holdings Corp.	(5) (7) (13)	S + 5.25%	6.25%	04/07/2028	—	(7)	(7)	—
Energy Labs Holdings Corp.	(5) (7) (13)	S + 5.25%	6.25%	04/07/2028	221	204	204	0.02
						7,498	7,498	0.74

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Personal Products
Conair Holdings, LLC	(9)	L + 3.75%	6.00%	05/17/2028	3,980	$3,984	$3,317	0.33%
Pharmaceuticals
Cambrex Corporation	(8)	S + 3.50%	5.13%	12/04/2026	2,435	2,440	2,304	0.23
Packaging Coordinators Midco, Inc.	(8)	L + 3.75%	6.00%	11/30/2027	6,965	6,985	6,569	0.65
						9,425	8,873	0.87
Professional Services
Bullhorn, Inc.	(5) (7)	L + 5.75%	8.00%	09/30/2026	3,184	3,152	3,152	0.31
Bullhorn, Inc.	(5) (7) (13)	L + 5.75%	8.00%	09/30/2026	188	185	185	0.02
Bullhorn, Inc.	(5) (7) (13)	L + 5.75%	8.00%	09/30/2026	—	(1)	(2)	—
GHX Ultimate Parent Corporation	(7)	L + 3.25%	6.13%	06/28/2024	3,979	3,979	3,780	0.37
Project Boost Purchaser, LLC	(5) (8)	S + 5.50%	8.20%	05/02/2029	11,632	11,518	11,518	1.13
Project Boost Purchaser, LLC	(5) (8) (13)	S + 5.50%	8.20%	05/02/2029	—	(12)	(12)	—
Project Boost Purchaser, LLC	(5) (8) (13)	S + 5.50%	8.20%	05/02/2028	—	(9)	(9)	—
Tempo Acquisition, LLC		S + 3.00%	4.53%	08/31/2028	4,975	4,999	4,708	0.46
						23,811	23,320	2.30
Real Estate Management & Development
Associations, Inc.	(5) (7)	L + 4.00%; 2.50% PIK	7.50%	07/02/2027	12,982	12,862	12,862	1.27
Associations, Inc.	(5) (7) (13)	L + 4.00%; 2.50% PIK	7.50%	07/02/2027	5,140	4,830	4,830	0.48
MRI Software, LLC	(5) (13)	L + 5.50%	7.75%	02/10/2026	—	(13)	(30)	—
						17,679	17,662	1.74
Road & Rail
PODS, LLC	(8)	L + 3.00%	4.67%	03/31/2028	4,975	4,981	4,621	0.46
Software
Anaplan, Inc.	(5) (8)	S + 6.50%	8.01%	06/21/2029	50,000	49,001	49,001	4.83
APEX Analytix	(5) (10)	S + 5.75%	7.95%	08/18/2026	27,002	26,462	26,462	2.61
APEX Analytix	(5) (10) (13)	S + 5.75%	7.95%	06/30/2028	—	(61)	(61)	(0.01)
Appfire Technologies, LLC	(5) (7) (13)	S + 5.50%	7.70%	03/09/2027	—	(50)	(50)	—
Appfire Technologies, LLC	(5) (7) (13)	S + 5.50%	7.70%	03/09/2027	34	25	25	—
Aptean, Inc.		L + 4.25%	5.92%	04/23/2026	6,037	6,033	5,700	0.56
Astra Acquisition Corp.	(9)	L + 5.25%	6.92%	10/25/2028	2,253	2,232	1,949	0.19
Barracuda Networks, Inc.	(8)	L + 3.75%	5.98%	02/12/2025	6,965	6,985	6,889	0.68
Bottomline Technologies, Inc.	(5)	S + 5.50%	6.74%	05/14/2029	20,800	20,391	20,391	2.01
Bottomline Technologies, Inc.	(5) (13)	S + 5.50%	6.74%	05/15/2028	—	(34)	(34)	—
Cloudera, Inc.	(9)	L + 3.75%	5.42%	10/08/2028	2,494	2,491	2,288	0.23
Cordeagle US Finco, Inc.	(5) (6) (7) (11)	L + 6.75%	7.99%	07/30/2027	4,839	4,749	4,801	0.47

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Delta TopCo, Inc.	(8)	L + 3.75%	5.84%	12/01/2027	5,311	$5,317	$4,797	0.47%
ECI Macola Max Holding, LLC	(8)	L + 3.75%	6.00%	11/09/2027	4,975	4,984	4,673	0.46
Epicor Software Corporation	(8)	L + 3.25%	4.92%	07/30/2027	2,487	2,490	2,341	0.23
GoTo Group, Inc.		L + 4.75%	6.35%	08/31/2027	4,975	4,922	3,756	0.37
Greeneden U.S. Holdings II, LLC	(8)	L + 4.00%	5.67%	12/01/2027	3,990	3,988	3,805	0.37
GS AcquisitionCo, Inc.	(5) (10)	L + 5.75%	7.30%	05/22/2026	7,388	7,295	7,296	0.72
GS AcquisitionCo, Inc.	(5) (10) (13)	L + 5.75%	7.16%	05/22/2026	147	139	139	0.01
GS AcquisitionCo, Inc.	(5) (10) (13)	L + 5.75%	7.65%	05/22/2026	42	40	40	—
Hyland Software, Inc.	(8)	L + 3.50%	5.17%	07/01/2024	5,368	5,378	5,168	0.51
Imprivata, Inc.	(9) (10)	L + 3.50%	5.42%	12/01/2027	6,592	6,590	6,316	0.62
Ivanti Software, Inc.	(8)	L + 4.25%	5.85%	12/01/2027	2,494	2,497	2,136	0.21
Kaseya, Inc.	(5) (8)	S + 5.75%	8.29%	06/25/2029	50,483	49,728	49,728	4.90
Kaseya, Inc.	(5) (8) (13)	S + 5.75%	8.29%	05/02/2029	—	(23)	(23)	—
Kaseya, Inc.	(5) (8) (13)	S + 5.75%	8.29%	05/02/2029	—	(46)	(46)	—
LegitScript	(5)	S + 5.75%	7.26%	06/24/2029	27,083	26,543	26,543	2.62
LegitScript	(5) (13)	S + 5.75%	7.26%	06/24/2029	—	(353)	(353)	(0.03)
LegitScript	(5) (13)	S + 5.75%	7.26%	06/24/2028	—	(104)	(104)	(0.01)
Magenta Buyer, LLC	(8)	L + 5.00%	6.23%	07/27/2028	4,987	4,970	4,469	0.44
Matrix Parent, Inc.	(5) (6)	S + 5.00%	6.55%	03/01/2029	13,000	12,875	12,648	1.25
Maverick Bidco, Inc.	(8)	L + 3.75%	4.99%	05/18/2028	3,990	3,970	3,741	0.37
Mediaocean, LLC	(9)	L + 3.50%	5.17%	12/15/2028	1,995	2,002	1,873	0.18
Netwrix Corporation And Concept Searching, Inc.	(5) (8)	S + 5.00%	6.50%	06/01/2029	14,543	14,398	14,398	1.42
Netwrix Corporation And Concept Searching, Inc.	(5) (8) (13)	S + 5.00%	6.50%	06/01/2029	—	(38)	(38)	—
Netwrix Corporation And Concept Searching, Inc.	(5) (8) (13)	S + 5.00%	6.50%	06/01/2029	—	(15)	(15)	—
Oak Purchaser, Inc.	(5)	L + 5.50%	7.55%	04/28/2028	8,375	8,293	8,293	0.82
Oak Purchaser, Inc.	(5) (13)	L + 5.50%	7.55%	04/28/2028	—	(54)	(54)	(0.01)
Oak Purchaser, Inc.	(5) (13)	L + 5.50%	7.55%	04/28/2028	—	(11)	(11)	—
Panther Commercial Holdings LP	(9)	L + 4.50%	5.74%	01/07/2028	2,487	2,493	2,329	0.23
Polaris Newco, LLC	(9)	L + 4.00%	5.67%	06/02/2028	4,975	4,993	4,582	0.45
Project Leopard Holdings, Inc.	(5) (10) (11)	S + 5.25%	7.45%	06/16/2028	22,280	20,720	20,720	2.04
Proofpoint, Inc.	(9)	L + 3.25%	4.82%	08/31/2028	2,653	2,643	2,459	0.24
Quest Software US Holdings, Inc.		S + 4.25%	5.47%	02/01/2029	4,000	3,973	3,546	0.35
Revalize, Inc.	(5)	L + 5.75%	8.00%	04/15/2027	4,675	4,632	4,492	0.44
Revalize, Inc.	(5) (13)	L + 5.75%	8.00%	04/15/2027	149	117	(128)	(0.01)
Revalize, Inc.	(5) (13)	L + 5.75%	8.00%	04/15/2027	443	437	416	0.04
Securonix, Inc.	(5) (8)	S + 6.50%	7.25%	04/05/2028	21,010	20,654	20,654	2.04
Securonix, Inc.	(5) (8) (13)	S + 6.50%	7.25%	04/05/2028	—	(64)	(64)	(0.01)

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Skopima Merger Sub, Inc.	(9)	L + 4.00%	5.67%	05/12/2028	2,487	$2,493	$2,266	0.22%
Sophia, L.P.	(9)	L + 3.25%	5.50%	10/07/2027	5,472	5,469	5,096	0.50
Sovos Compliance, LLC	(9)	L + 4.50%	6.17%	08/11/2028	1,697	1,709	1,594	0.16
Sovos Compliance, LLC	(9)	L + 4.50%	6.17%	08/11/2028	295	297	277	0.03
Tibco Software, Inc.		L + 3.75%	5.42%	06/30/2026	2,487	2,490	2,433	0.24
Trunk Acquisition, Inc.	(5) (6) (7)	L + 6.00%	8.25%	02/19/2027	6,823	6,759	6,559	0.65
Trunk Acquisition, Inc.	(5) (7) (13)	L + 6.00%	8.25%	02/19/2026	—	(6)	(25)	—
Ultimate Software Group, Inc. (The)		L + 3.75%	5.42%	05/04/2026	4,974	4,986	4,689	0.46
Veritas US, Inc.	(7)	L + 5.00%	7.25%	09/01/2025	4,958	4,970	4,037	0.40
Vision Solutions, Inc.	(8)	L + 4.00%	5.18%	04/24/2028	4,975	4,974	4,487	0.44
						378,738	369,296	36.39
Specialty Retail
Wheel Pros, LLC	(8)	L + 4.50%	6.10%	05/11/2028	2,487	2,491	2,057	0.20
Wireless Telecommunication Services
CCI Buyer, Inc.	(7)	L + 4.00%	6.05%	12/17/2027	2,985	2,935	2,716	0.27
Total First Lien Debt						$1,391,958	$1,347,749	132.80%

Second Lien Debt
Air Freight & Logistics
Omni Logistics	(5)	L + 9.00%	11.18%	12/30/2027	16,500	$16,006	$16,006	1.58%
Health Care Providers & Services
Heartland Veterinary Partners, LLC	(5) (7)	L + 8.00%	9.00%	12/10/2027	360	353	342	0.03
Heartland Veterinary Partners, LLC	(5) (7)	L + 8.00%	9.00%	12/10/2027	89	88	82	0.01
						441	424	0.04
Software
Matrix Parent, Inc.	(5)	S + 8.00%	9.55%	03/01/2030	10,667	10,485	10,240	1.01
Total Second Lien Debt						$26,932	$26,670	2.63%

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Other Securities
Preferred Equity
Revalize, Inc.	(5) (12)		11.00%	04/14/2022		885	$867	$921	0.09%
FORTIS Solutions Group, LLC	(5) (12)			06/24/2022		3,000,000	2,925	2,940	0.29
Knockout Intermediate Holdings Inc.	(5) (12)		11.75%	06/25/2022		9,990	9,740	9,740	0.96
Total Preferred Equity							13,532	13,601	1.34
Common Equity
LUV Car Wash	(5) (12)			04/06/2022		992	$992	$992	0.10%
Total Common Equity							$992	$992	0.10%
Total Other Securities							$14,524	$14,593	1.44%
Total Portfolio Investments							$1,433,414	$1,389,012	136.86%

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of June 30, 2022, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2022, the Company is not an “affiliated person” of any of its portfolio companies.

(2)	Unless otherwise indicated, the Company's investments are pledged as collateral supporting the amounts outstanding under the Truist Credit Facility (as defined below). See Note 6 "Debt".
(3)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”), Secured Overnight Financing Rate (“SOFR” and “S”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2022. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2022. As of June 30, 2022, the reference rates for our variable rate loans were the 1-month L at 1.79%, 3-month L at 2.29%, the 6-month L at 2.90%, 1-month S at 1.09%, 3-month S at 0.70% and the P at 4.75%.

(4)	The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(5)	These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Company’s Board of Directors (the “Board of Directors” or the “Board”) (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(6)	Assets or a portion thereof are pledged as collateral for the Wells Fargo Funding Facility. See Note 6 “Debt”.
(7)	Loan includes interest rate floor of 1.00%.
(8)	Loan includes interest rate floor of 0.75%.
(9)	Loan includes interest rate floor of 0.50%.
(10)	Position or portion thereof unsettled as of June 30, 2022.
(11)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2022 non-qualifying assets represented 5.1% of total assets as calculated in accordance with regulatory requirements.

(12)
Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities”. As of June 30, 2022, the aggregate fair value of these securities is $14,593 or 1.4% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(13)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of June 30, 2022.

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
48Forty Solutions, LLC	1.00%	Delayed Draw Term Loan	02/11/2024	$1,261	$(12)
48Forty Solutions, LLC	0.50%	Revolver	11/30/2026	5,610	(107)
ABB Concise Optical Group, LLC	0.50%	Revolver	02/23/2028	245	(9)
APEX Analytix	0.00%	Revolver	06/30/2028	3,048	(61)
Answer Target Holdco, LLC	0.50%	Revolver	12/30/2026	1,334	(49)
Appfire Technologies, LLC	0.50%	Delayed Draw Term Loan	06/13/2024	6,704	(50)
Appfire Technologies, LLC	0.50%	Revolver	01/05/2023	562	(8)
Associations, Inc.	1.00%	Delayed Draw Term Loan	06/10/2024	25,840	(258)
Athenahealth, Inc.	3.50%	Delayed Draw Term Loan	02/15/2029	725	(59)
Bottomline Technologies, Inc.	0.50%	Revolver	01/27/2028	1,733	(34)
Bullhorn, Inc.	0.50%	Delayed Draw Term Loan	02/11/2024	175	(2)
Bullhorn, Inc.	0.50%	Revolver	09/30/2026	143	(1)
DCA Investment Holdings, LLC	1.00%	Delayed Draw Term Loan	03/02/2023	1,504	(47)
Donuts, Inc.	0.25%	Delayed Draw Term Loan	02/29/2027	5,541	(85)
Energy Labs Holdings Corp.	1.00%	Delayed Draw Term Loan	04/13/2023	896	(6)
Energy Labs Holdings Corp.	0.50%	Revolver	04/07/2028	974	(14)
Everest Intermediate, Ltd	0.50%	Revolver	05/25/2028	1,400	(28)
FLS Holding, Inc.	1.00%	Delayed Draw Term Loan	06/17/2023	2,083	(42)
FLS Holding, Inc.	0.50%	Revolver	12/17/2027	833	(17)
Fortis Solutions Group, LLC	0.50%	Delayed Draw Term Loan	10/15/2023	610	(6)
Fortis Solutions Group, LLC	0.50%	Delayed Draw Term Loan	06/24/2024	13,000	(195)
Fortis Solutions Group, LLC	0.50%	Revolver	10/15/2027	600	(11)
Foundation Risk Partners Corp.	1.00%	Delayed Draw Term Loan	04/14/2024	7,808	(114)
Foundation Risk Partners Corp.	0.50%	Revolver	10/29/2027	653	(10)
GS AcquisitionCo, Inc.	0.50%	Delayed Draw Term Loan	11/03/2022	465	(6)
GS AcquisitionCo, Inc.	0.50%	Revolver	05/22/2026	127	(2)
Galway Borrower, LLC	0.50%	Delayed Draw Term Loan	09/30/2023	2,976	(63)
Galway Borrower, LLC	0.50%	Revolver	09/30/2027	2,014	(43)
Gateway US Holdings, Inc.	1.00%	Delayed Draw Term Loan	04/15/2024	2,565	(24)
Gateway US Holdings, Inc.	0.50%	Revolver	09/22/2024	431	(4)
Govbrands Intermediate, Inc.	1.00%	Delayed Draw Term Loan	08/04/2023	718	(26)
Govbrands Intermediate, Inc.	0.50%	Revolver	02/01/2026	818	(30)
GraphPad Software, LLC	1.00%	Delayed Draw Term Loan	04/27/2027	4,412	(147)
Heartland Home Services	0.75%	Delayed Draw Term Loan	02/15/2026	14,354	(583)
Heartland Veterinary Partners, LLC	0.75%	Delayed Draw Term Loan	01/17/2023	4,289	(78)
Heartland Veterinary Partners, LLC	0.50%	Revolver	12/10/2026	519	(10)
Higginbotham Insurance Agency, Inc.	1.00%	Delayed Draw Term Loan	11/25/2026	2,486	(43)

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
High Street Buyer, Inc.	1.00%	Delayed Draw Term Loan	08/11/2023	$25,372	$(129)
Icebox Holdco III, Inc.	3.75%	Delayed Draw Term Loan	12/22/2028	429	(27)
Integrity Marketing Acquisition, LLC	1.00%	Delayed Draw Term Loan	12/03/2023	324	(6)
Integrity Marketing Acquisition, LLC	0.50%	Delayed Draw Term Loan	06/21/2024	44,235	(439)
KPSKY Acquisition, Inc.	1.00%	Delayed Draw Term Loan	06/17/2024	12,645	(253)
KWOR Acquisition, Inc.	1.00%	Delayed Draw Term Loan	06/22/2024	17,106	(341)
KWOR Acquisition, Inc.	0.50%	Revolver	12/22/2027	844	(17)
Kaseya, Inc.	0.50%	Delayed Draw Term Loan	06/22/2024	3,064	(23)
Kaseya, Inc.	0.50%	Revolver	05/02/2029	3,064	(46)
Keystone Agency Investors	1.00%	Delayed Draw Term Loan	06/03/2024	6,188	(91)
LUV Car Wash Group, LLC	1.00%	Delayed Draw Term Loan	02/09/2026	3,442	(87)
LegitScript	0.50%	Delayed Draw Term Loan	06/24/2024	17,708	(353)
LegitScript	0.50%	Revolver	06/24/2028	5,208	(104)
Lightspeed Solution, LLC	0.50%	Delayed Draw Term Loan	03/01/2028	4,878	(187)
MHE Intermediate Holdings, LLC	1.00%	Delayed Draw Term Loan	04/07/2024	3,447	(44)
MRI Software, LLC	0.50%	Delayed Draw Term Loan	02/10/2026	6,000	(30)
MSM Acquisitions, Inc.	0.75%	Delayed Draw Term Loan	01/30/2023	12,500	(289)
Mammoth Holdings, LLC	0.50%	Delayed Draw Term Loan	10/29/2023	3,953	(35)
Medical Solutions Holdings, Inc.	3.50%	Delayed Draw Term Loan	11/01/2028	880	(57)
Netwrix Corporation And Concept Searching, Inc.	0.50%	Delayed Draw Term Loan	06/09/2024	10,436	(38)
Netwrix Corporation And Concept Searching, Inc.	0.50%	Revolver	06/01/2029	1,521	(15)
Oak Purchaser, Inc.	0.50%	Delayed Draw Term Loan	04/28/2024	5,583	(54)
Oak Purchaser, Inc.	0.50%	Revolver	04/30/2029	1,117	(11)
Oakbridge Insurance Agency, LLC	1.00%	Delayed Draw Term Loan	03/31/2024	15,164	(579)
Oakbridge Insurance Agency, LLC	0.50%	Revolver	02/01/2026	508	(19)
Omni Intermediate Holdings, LLC	1.00%	Delayed Draw Term Loan	12/01/2023	2,440	(29)
Omni Intermediate Holdings, LLC	0.50%	Revolver	12/30/2025	710	(14)
Patriot Growth Insurance Services, LLC	0.75%	Delayed Draw Term Loan	10/14/2023	935	(32)
Patriot Growth Insurance Services, LLC	0.50%	Revolver	10/16/2028	468	(16)
Peter C. Foy & Associates Insurance Services, LLC	1.00%	Delayed Draw Term Loan	11/01/2028	8,457	(126)
Peter C. Foy & Associates Insurance Services, LLC	0.50%	Revolver	01/01/2027	185	(3)
Portfolio Group	1.00%	Delayed Draw Term Loan	12/02/2025	2,367	(76)
Project Boost Purchaser, LLC	1.00%	Delayed Draw Term Loan	05/02/2024	2,406	(12)
Project Boost Purchaser, LLC	0.50%	Revolver	05/02/2027	963	(9)
QW Holding Corporation	1.00%	Delayed Draw Term Loan	05/02/2024	2,498	(26)
QW Holding Corporation	0.50%	Revolver	08/31/2024	4,583	(64)
RSC Acquisition, Inc.	0.50%	Delayed Draw Term Loan	05/31/2024	45,559	(447)
Redwood Services Group, LLC	0.00%	Delayed Draw Term Loan	12/22/2023	9,311	(93)

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Revalize, Inc.	0.50%	Delayed Draw Term Loan	06/13/2023	$6,943	$(271)
Revalize, Inc.	0.50%	Revolver	04/15/2027	266	(10)
Securonix, Inc.	0.50%	Revolver	04/05/2028	3,782	(64)
Sherlock Buyer Corp.	0.50%	Delayed Draw Term Loan	02/08/2023	2,053	(44)
Sherlock Buyer Corp.	0.50%	Revolver	02/08/2027	821	(18)
Smarsh, Inc.	1.00%	Delayed Draw Term Loan	02/16/2029	1,071	(27)
Smarsh, Inc.	0.50%	Revolver	02/16/2029	268	(7)
Sonny's Enterprises, LLC	1.00%	Delayed Draw Term Loan	11/01/2022	6,525	(253)
Stepping Stones Healthcare Services, LLC	1.00%	Delayed Draw Term Loan	01/02/2029	1,250	(52)
Stepping Stones Healthcare Services, LLC	0.50%	Revolver	12/30/2026	625	(26)
Sweep Purchaser, LLC	1.00%	Delayed Draw Term Loan	05/05/2024	3,245	(36)
Tamarack Intermediate, LLC	0.50%	Revolver	03/13/2028	2,475	(115)
Tank Holding Corp.	0.50%	Revolver	03/31/2028	1,089	(21)
Trunk Acquisition, Inc.	0.50%	Revolver	02/19/2026	643	(25)
V Global Holdings, LLC	0.50%	Revolver	12/22/2025	1,714	(34)
Vardiman Black Holdings, LLC	1.25%	Delayed Draw Term Loan	03/18/2027	5,195	(259)
World Insurance Associates, LLC	1.00%	Delayed Draw Term Loan	11/26/2023	54,835	(1,097)
Total First Lien Debt Unfunded Commitments				$498,754	$(8,864)
Second Lien Debt
Heartland Veterinary Partners, LLC	1.00%	Delayed Draw Term Loan	01/17/2023	51	(3)
Total Second Lien Debt Unfunded Commitments				$51	$(3)
Total Unfunded Commitments				$498,805	$(8,867)

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund LLC
Notes to the Consolidated Financial Statements (Unaudited)
June 30, 2022
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
The Company was formed as a Delaware limited liability company on March 4, 2021 with the name “Morgan Stanley Private Income Fund LLC”. The Company changed its name to “North Haven Private Income Fund LLC” on November 4, 2021. The Company commenced investing operations on February 1, 2022. On November 4, 2021, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with MS Capital Partners Adviser Inc., the investment adviser to the Company (the “Investment Adviser”). On January 13, 2022, the Investment Adviser and Eaton Vance Management (the “Sub-Adviser”) entered into an investment sub-advisory agreement (the “Investment Sub-Advisory Agreement”). Each of the Investment Adviser and the Sub-Adviser is an indirect, wholly owned subsidiary of Morgan Stanley.
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
The Company expects to conduct a continuous private offering of its units in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. The Company has offered and intends to initially offer one class of units, Class S Units (the “Class S Units” or the “Units”) in its continuous private offering. The Company applied for exemptive relief from the SEC that, if granted, will permit the Company to issue multiple classes of its units with varying sales loads, contingent deferred sales charges, and/or asset-based service and/or distribution fees, the details for which will be finalized at a later date at the Company’s discretion
The Company has formed wholly-owned subsidiaries for the purpose of holding certain investments in portfolio companies made by the Company. As of June 30, 2022, the Company’s wholly-owned subsidiaries were formed as Delaware limited liability companies and included: PIF CA SPV LLC (“CA SPV”), NHPIF Equity Holdings SPV LLC (“NHPIF Equity Holdings”), PIF Financing SPV LLC (“PIF SPV LLC”) and Broadway Funding Holdings, LLC (“Broadway Holdings,” and collectively with CA SPV and NHPIF Equity Holdings, the “subsidiaries”). The Company consolidates its wholly-owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary’s formation.
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
Foreign Currency Translation
The functional currency of the Company is the U.S. Dollar. Investments denominated in foreign currencies are translated into U.S. Dollars based upon currency exchange rates effective on the last business day of the current reporting period. Net changes in fair value of investments due to foreign exchange rates fluctuation is recorded as change in unrealized appreciation (depreciation) from foreign currency translation on the Consolidated Statement of Operations. Investment and non-investment activities denominated in foreign currencies, including purchase and sales of investments, borrowings and repayments of debt, income and expenses, are translated into U.S. dollars based upon currency exchange rates prevailing on the transaction dates.
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
PIK Income
The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in PIK income on the Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK income. This non-cash source of income is included when determining what must be paid out to stockholders in the form of distributions in order for the Company to qualify as a RIC, even though the Company has not yet collected cash.
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
Organization and Offering Costs
Costs associated with the organization of the Company are expensed as incurred. These costs consist primarily of legal fees and other costs of organizing the Company. Costs associated with the offering of units are capitalized as “deferred offering costs” on the Statement of Financial Condition and amortized over a twelve-month period from incurrence of such offering of Units. These costs consist primarily of legal fees and other costs incurred in connection with the Company’s continuous private offerings of its Class S Units. As of June 30, 2022 and December 31, 2021, organization and offering costs are included in payable to affiliates and accrued expenses on the Consolidated Statements of Financial Condition.
Expenses
The Company is responsible for investment expenses, legal expenses, auditing fees and other expenses related to the Company’s operations. The Company pays MS Private Credit Administrative Services LLC (the “Administrator”) the Company’s allocable portion of certain expenses incurred by the Administrator in performing its obligations under the administration agreement between the Company and the Administrator (the “Administration Agreement”), including the Company’s allocable portion of the cost of its Chief Financial Officer and Chief Compliance Officer. The Administrator is reimbursed for certain expenses it incurs on the Company’s behalf. The Administrator is an indirect, wholly owned subsidiary of Morgan Stanley.
The Company pays the Investment Adviser a base management fee and an incentive fee under the Investment Advisory Agreement between the Company and the Investment Adviser (the “Investment Advisory Agreement”) as described in Note 3 below. The fees are recorded in the Consolidated Statements of Operations.
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
For the three and six months ended June 30, 2022, and for the three months ended June 30, 2021 and for the period from March 4, 2021 (inception) to June 30, 2021, the Company did not incur any U.S. federal excise tax.
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
Base Management Fee
The base management fee is calculated at an annual rate of 1.25% based on the average of the Company’s net asset value at the end of the two most recently completed calendar months. All or part of the base management fee not taken as to any month will be deferred without interest and may be taken in any subsequent month. Base management fees for any partial month are prorated based on the number of days in the month. The Investment Adviser has agreed to irrevocably waive 50% of its management fee through August 31, 2022.
For the three and six months ended June 30, 2022, base management fees were $2,733 and $3,834 and the Investment Adviser irrevocably agreed to waive $2,733 and $3,834, respectively. For the three months ended June 30, 2021 and for the period from March 4, 2021 (inception) to June 30, 2021, base management fees were $— and $— and the Investment Adviser irrevocably agreed to waive $— and $—, respectively. As of June 30, 2022, no amount was payable to the Investment Adviser relating to base management fees.
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
Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. The Investment Adviser is not obligated to return any incentive fee it receives on PIK interest that is later determined to be uncollectible in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
Pursuant to the Investment Advisory Agreement, the Company pays the Investment Adviser an incentive fee with respect to its pre-incentive fee net investment income as follows:
•No incentive fee based on pre-incentive fee net investment income in any calendar quarter in which pre-incentive fee net investment income does not exceed a hurdle rate of 1.25% (5% annualized);

•100% of pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 1.43% in any quarter (5.72% annualized). The Company refers to this portion of the pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 1.43%) as the “catch-up.” The “catch-up” is meant to provide the Investment Adviser with approximately 12.5% of pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeds 1.43% in any calendar quarter; and
•12.5% of the pre-incentive fee net investment income, if any, that exceeds 1.43% in any calendar quarter (5.72% annualized), which reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all pre-incentive fee net investment income is paid to the Investment Adviser.
The Investment Adviser has agreed to irrevocably waive its incentive fee based on net investment income through August 31, 2022.
The second part of the incentive fee is determined on realized capital gains calculated and payable in arrears in cash as of the end of each calendar year or upon the termination of the Investment Advisory Agreement in an amount equal to 12.5% of the realized capital gains, if any, on a cumulative basis from the date of the Company’s election to be regulated as a BDC through the end of a given calendar year or upon the termination of the Investment Advisory Agreement, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees (the “Cumulative Capital Gains”).
Under U.S. GAAP, the Company is required to accrue an incentive fee on capital gains, including unrealized capital appreciation even though such unrealized capital appreciation is not included in calculating the incentive fee payable under the Investment Advisory Agreement. If such amount is positive at the end of a period, then the Company records an incentive fee on capital gain incentive fee equal to 12.5% of such amount, less the aggregate amount of any previously paid capital gain incentive fees. If such amount is negative, no accrual is recorded for such period. The Investment Advisory Agreement does not include unrealized capital appreciation for purposes of calculating the amount payable to the Investment Adviser, and amounts due related to unrealized capital appreciation, if any, will not be paid to the Investment Adviser until realized under the terms of the Investment Advisory Agreement.
For the three and six months ended June 30, 2022, income based incentive fees were $764 and $764 and the Investment Adviser irrevocably agreed to waive $764 and $764, respectively. For the three months ended June 30, 2021 and for the period from March 4, 2021 (inception) to June 30, 2021, no income based incentive fee net of waiver was accrued to the Investment Adviser because the Company had not yet commenced investment operations. For the three and six months ended June 30, 2022, no capital gains incentive fee was accrued to the Investment Adviser. For the three months ended June 30, 2021 and for the period from March 4, 2021 (inception) to June 30, 2021, no capital gains incentive fee was accrued to the Investment Adviser because the Company had not yet commenced investment operations. The Investment Advisory Agreement does not include unrealized capital appreciation for purposes of calculating the amount payable to the Investment Adviser. Amounts due related to unrealized capital appreciation, if any, will not be paid to the Investment Adviser until realized under the terms of the Investment Advisory Agreement and determined based on the calculation. Incentive fees on Cumulative Capital Gains crystallize at calendar year-end. As of June 30, 2022, there was no income based incentive fee payable or capital gains incentive fee payable to the Investment Adviser.
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
For the three and six months ended June 30, 2022, the Company incurred $30 and $60 of expenses under the Administration Agreement, which were recorded in administrative service expenses on the Consolidated Statements of Operations. For the three months ended June 30, 2021 and for the period from March 4, 2021 (inception) to June 30, 2021, the Company incurred $— and $— of expenses under the Administration Agreement, which were recorded in administrative service expenses on the Company’s Consolidated Statements of Operations. Amounts unpaid and included in the payable to affiliates on the Consolidated Statements of Financial Condition as of June 30, 2022 were $60.

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
For the three and six months ended June 30, 2022, the Company incurred $1,859 and $2,612 expenses under the MSDI Agreement, which were recorded in servicing fees on the Company’s Consolidated Statements of Operations. For the three months ended June 30, 2021 and for the period from March 4, 2021 (inception) to June 30, 2021, the Company incurred $— and $— expenses under the MSDI Agreement, which were recorded in servicing fees on the Company’s Consolidated Statements of Operations. Amounts unpaid and included in the payable to affiliates on the Consolidated Statements of Financial Condition as of June 30, 2022 were $733.
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
MS Credit Partners Holdings, Inc. Investment
MS Credit Partners Holdings, Inc., an indirect, wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, has entered into subscription agreements and has made capital contributions at the closings of the Company’s continuous private offering through June 30, 2022, representing an aggregate capital contribution of $25,000, in exchange for 1,256,051 Class S Units, which represents 3% of the outstanding Class S Units as of June 30, 2022. MS Credit Partners Holdings, Inc. will continue to make capital contributions at each subsequent closing of the Company’s continuous private offering equal to 3% of the Units sold at each closing up to an aggregate capital contribution of $25,000.
(4) Investments
The composition of the Company’s investment portfolio was as follows:

	June 30, 2022
	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,391,958	$1,347,749	97.0%
Second Lien Debt	26,932	26,670	1.9
Other Securities	14,524	14,593	1.1
Total	$1,433,414	$1,389,012	100.0%

The industry composition of investments at fair value was as follows:

June 30, 2022
Aerospace & Defense	0.3%
Air Freight & Logistics	1.8
Auto Components	0.9
Automobiles	1.0
Beverages	0.3
Biotechnology	0.6
Building Products	1.1
Chemicals	3.7
Commercial Services & Supplies	8.8
Construction & Engineering	0.7
Construction Materials	0.4
Consumer Finance	0.3
Containers & Packaging	1.6
Distributors	5.4
Diversified Consumer Services	3.7
Diversified Financial Services	1.7
Electrical Equipment	0.2
Electronic Equipment, Instruments & Components	0.5
Entertainment	0.2
Food & Staples Retailing	0.5
Health Care Equipment & Supplies	0.3
Health Care Providers & Services	8.7
Health Care Technology	3.5
Hotels, Restaurants & Leisure	0.3
Household Products	0.3
Industrial Conglomerates	0.3
Insurance Services	7.9
Interactive Media & Services	0.5
Internet & Direct Marketing Retail	0.3
IT Services	6.6
Leisure Products	0.7
Life Sciences Tools & Services	0.5
Machinery	2.2
Media	0.7
Metals & Mining	0.3
Oil, Gas & Consumable Fuels	0.5
Personal Products	0.2
Pharmaceuticals	0.7
Professional Services	1.7
Real Estate Management & Development	1.3
Road & Rail	0.3
Software	28.1
Specialty Retail	0.2
Wireless Telecommunication Services	0.2
Total	100.0%

The geographic composition of investments at cost and fair value was as follows:

	June 30, 2022
	Cost	Fair Value	% of Total Investments at Fair Value
Australia	$22,411	$22,411	1.6%
Canada	11,793	11,793	0.8
United Kingdom	9,716	9,271	0.7
United States	1,389,494	1,345,537	96.9
Total	$1,433,414	$1,389,012	100.0%
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
3)the Board engages independent third-party valuation firms to provide positive assurance on a portion of the Company’s illiquid investments each quarter (such that each illiquid investment will be reviewed by an independent valuation firm at least once on a rolling twelve month basis) including review of management’s preliminary valuation and conclusion of fair value;
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
The Board is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.
The following table presents the fair value hierarchy of the investments as of:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$432,626	$915,123	$1,347,749
Second Lien Debt	—	—	26,670	26,670
Other Securities	—	—	14,593	14,593
Total	$—	$432,626	$956,386	$1,389,012
The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended June 30, 2022:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$322,757	$10,882	$—	$333,639
Purchases of investments	605,474	16,040	14,524	636,038
Proceeds from principal repayments and sales of investments	(5,016)	—	—	(5,016)
Accretion of discount/amortization of premium	485	6	—	491
Payment-in-kind	10	—	—	10
Net change in unrealized appreciation (depreciation)	(8,588)	(258)	69	(8,777)
Net realized gains (losses)	1	—	—	1
Transfers into/out of Level 3	—	—	—	—
Fair value, end of period	$915,123	$26,670	$14,593	$956,386

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2022	$(8,588)	$(258)	$69	$(8,777)
The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the six months ended June 30, 2022:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$—	$—	$—	$—
Purchases of investments	930,528	26,926	14,524	971,978
Proceeds from principal repayments and sales of investments	(7,450)	—	—	(7,450)
Accretion of discount/amortization of premium	620	6	—	626
Payment-in-kind	10	—	—	10
Net change in unrealized appreciation (depreciation)	(8,586)	(262)	69	(8,779)
Net realized gains (losses)	1	—	—	1
Transfers into/out of Level 3	—	—	—	—
Fair value, end of period	$915,123	$26,670	$14,593	$956,386

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2022	$(8,586)	$(262)	$69	$(8,779)
The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	June 30, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
				Low	High
Investments in first lien debt	$915,123	Yield Analysis	Discount Rate	7.70%	12.91%	9.58%
Investments in second lien debt	26,670	Yield Analysis	Discount Rate	12.27%	13.10%	12.78%
Investments in other securities:
Preferred equity	13,601	Income Approach	Discount Rate	11.68%	14.80%	14.25%
Common equity	992	Market Approach	EBITDA Multiple	11.70x	11.70x	11.70x
Total investment in other securities	14,593
Total Investments	$956,386
The significant unobservable input used in yield analysis is discount rate based on comparable market yields. Significant increases in discount rates in isolation would result in a significantly lower fair value measurement. The significant unobservable input used in the market approach is the comparable company multiple. The multiple is used to estimate the enterprise value of the underlying investment. An increase/decrease in the multiple would result in an increase/decrease, respectively, in the fair value.
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
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Borrowings under the ING Facility bear interest at a per annum rate equal to, (x) for loans for which the Company elects the base rate option, the “alternate base rate” (which is the highest of (a) the prime rate as publicly announced by The Wall Street Journal, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions, as published by the Federal Reserve Bank of New York plus (ii) 0.5%, and (c) one month SOFR plus 1% per annum) plus (A) 0.75% or (B) 0.875%, based on certain borrowing base conditions, and (y) for loans for which the Company elects the SOFR option, the applicable SOFR rate for the related interest period for such borrowing plus (A) 1.75% per annum or (B) 1.875% per annum, depending on certain borrowing base conditions. The Company will pay an unused fee of 0.375% per annum on the daily unused amount of the revolver commitments. As of June 30, 2022, the Company was in compliance with all covenants and other requirements of the ING Facility.

The summary information of the ING Facility is as follows:

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2022	For the period from March 4, 2021 (inception) to June 30, 2021
Borrowing interest expense	$689	N/A	$689	N/A
Facility unused commitment fees	581	N/A	987	N/A
Amortization of deferred financing costs	254	N/A	413	N/A
Total	$1,524	N/A	$2,089	N/A
Weighted average interest rate (excluding unused fees and financing costs)	3.14%	N/A	3.14%	N/A
Weighted average outstanding balance(1)	$86,901	N/A	$52,720	N/A
(1) Calculated for the period from February 1, 2022 (ING Facility closing date) through June 30, 2022.
For the three months ended June 30, 2022, the Company borrowed $568,500 and repaid $155,000 under the ING Facility. For the six months ended June 30, 2022, the Company borrowed $568,500 and repaid $155,000 under the ING Facility. As of June 30, 2022, the Company had $286,500 of available capacity under the ING Facility (subject to borrowing base restrictions).
Wells Funding Facility
On June 29, 2022, the Company entered into (i) a Contribution Agreement (the “Contribution Agreement”) with PIF SPV LLC, pursuant to which the Company will contribute to PIF SPV LLC certain loans it has originated or acquired, or will originate or acquire (the “Loans”) from time to time, (ii) a Loan and Servicing Agreement (the “Loan and Servicing Agreement” and, together with the Contribution Agreement, the “Agreements”) with PIF SPV LLC, as the borrower, Wells Fargo Bank, National Association (“Wells”), as the administrative agent and lender, the Company, as the equityholder and as the servicer, and State Street Bank and Trust Company, as collateral agent and as collateral custodian, pursuant to which Wells has agreed to extend credit to PIF SPV LLC in an aggregate principal amount up to $500,000 at any one time outstanding (the “Wells Funding Facility”) and (iii) various supporting documentation, including an account control agreement.
The obligations of PIF SPV LLC under the Wells Funding Facility are secured by all of the assets held by PIF SPV LLC, including the Loans contributed or transferred by the Company to PIF SPV LLC. The Wells Funding Facility is a revolving funding facility with a reinvestment period ending June 29, 2025 and a final maturity date of June 29, 2027. Subject to certain conditions, the reinvestment period and final maturity are both subject to a one-year extension. Advances under the Wells Funding Facility are available in US dollars, pound sterling, Euros or Canadian dollars, and subject to certain exceptions, the interest charged on the Wells Funding Facility is based on Term SOFR (Daily) (Dollar), SONIA (GBP), EURIBOR (Euros) or CDOR (Canadian dollars), as applicable (or, if any such reference rate is not available, a benchmark replacement or a “base rate” (which is the greater of a prime rate and the federal funds rate plus 1.50%), as applicable), plus a margin equal to 2.25%. SONIA, EURIBOR and CDOR are subject to a floor of zero. Under the Agreements, the Company and PIF SPV LLC, as applicable, have made representations and warranties regarding the Loans, as well as their businesses, and are required to comply with various covenants, servicing procedures, limitations on disposition of Loans, reporting requirements and other customary requirements for similar revolving funding facilities. The Loan and Servicing Agreement includes usual and customary events of default for revolving funding facilities of this nature, including allowing Wells, upon a default, to accelerate and foreclose on the Loans and to pursue the rights under the Loans directly with the obligors thereof.
The summary information of the Wells Funding Facility is as follows:

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2022	For the period from March 4, 2021 (inception) to June 30, 2021
Borrowing interest expense	$—	N/A	$—	N/A
Facility unused commitment fees	14	N/A	14	N/A
Amortization of deferred financing costs	5	N/A	5	N/A
Total	$19	N/A	$19	N/A
Weighted average interest rate (excluding unused fees and financing costs)	—%	N/A	—%	N/A
Weighted average outstanding balance(1)	$—	N/A	$—	N/A
(1) Calculated for the period from June 29, 2022 (Wells Funding Facility closing date) through June 30, 2022.

For the three and six months ended June 30, 2022, the Company made no borrowings or repayments under the Wells Funding Facility. As of June 30, 2022, the Company had $500,000 of available capacity under the Wells Funding Facility (subject to borrowing base restrictions).
The Company’s outstanding debt obligations were as follows:

	June 30, 2022			December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
ING Facility	$700,000	$413,500	$286,500	N/A	N/A	N/A
Wells Funding Facility	500,000	—	500,000	N/A	N/A	N/A
Total	$1,200,000	$413,500	$786,500	N/A	N/A	N/A
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
As of June 30, 2022, the Company had $498,805 of unfunded commitments to fund delayed draw and revolving senior secured loans.
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
Below is an unaudited summary of the balance sheet, as of February 1, 2022, the Company acquired pursuant to the facility agreement.

February 1, 2022
Assets
Investments, at fair value	$187,040
Cash	255
Interest receivable	964
Total assets	188,259
Liabilities
Total liabilities	—
Net Assets	188,259
Total net assets
Total liabilities and net assets	$188,259

(8)Members’ Capital
The following table shows the components of distributable earnings as shown on the Consolidated Statements of Financial Condition:

	June 30, 2022	December 31, 2021
Net distributable earnings (accumulated losses), beginning of period	$(491)	$—
Net investment income (loss)	15,846	(491)
Net realized gain (loss)	(122)	—
Net unrealized appreciation (depreciation)	(44,402)	—
Dividends declared	(16,356)	—
Tax reclassification of unitholders' equity (Note 10)	—	—
Net distributable earnings (accumulated losses), end of period	$(45,525)	$(491)
The following table summarizes the total units issued and proceeds received from the closings of the Company’s continuous private offering that occurred for the six months ended June 30, 2022:

Unit Issuance Date	Class S Units Issued	Proceeds Received
February 01, 2022	24,186,111	$483,722
March 01, 2022	10,264,044	203,434
April 01, 2022	7,621,662	150,528
May 01, 2022	6,328,434	124,860
June 01, 2022	5,045,031	97,621
Total	53,445,282	$1,060,165
As of June 30, 2022, the Company received, in advance, $87,178 related to the July 1, 2022 issuance of Class S Units in the Company’s continuous private offering. The amount received is included in the subscriptions received in advance on the Consolidated Statements of Financial Condition as of June 30, 2022.
The Company did not hold a closing of the continuous private offering for the period from March 4, 2021 (inception) to June 30, 2021.
The following table summarizes the Company’s distributions declared and payable for the six months ended June 30, 2022:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
February 24, 2022	February 28, 2022	March 03, 2022	$0.05	$1,134
March 25, 2022	March 31, 2022	April 05, 2022	0.08	2,793
April 26, 2022	April 30, 2022	May 04, 2022	0.09	3,644
May 25, 2022	May 31, 2022	June 03, 2022	0.08	3,947
June 24, 2022	June 30, 2022	July 06, 2022	0.09	4,838
Total Distributions			$0.39	$16,356
The Board of Directors did not declare a distribution for the period from March 4, 2021 (inception) to June 30, 2021.
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
The following table summarizes the amounts received and units issued to unitholders who have participated in the DRIP during for the six months ended June 30, 2022:

Payment Date	DRIP Units Issued	DRIP Units Value
March 03, 2022	29,106	$577
April 05, 2022	72,388	1,430
May 04, 2022	97,701	1,927
June 03, 2022	109,080	2,111
Total	308,275	$6,045
Unit Repurchase Program

At the discretion of the Board of Directors, the Company may repurchase, in each quarter, up to 5% of the outstanding Units (either by number of units or aggregate net asset value) as of such quarter end pursuant to a quarterly unit repurchase program. Repurchases of Class S Units will be made at the current net offering price per Unit on the date of such repurchase, which the Company believes reflects the net asset value per Unit as determined in accordance with its unit pricing policy. Units purchased by the Company pursuant to the terms of each offer to repurchase will be retired and thereafter will be unissued units.
In the event the amount of units tendered exceeds the repurchase offer amount, Units will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted in the next quarterly tender offer, or upon the recommencement of the unit repurchase plan, as applicable.
For the three months ended June 30, 2022, approximately 306,543 Units were repurchased. The following table further summarizes the unit repurchases completed for the three months ended June 30, 2022:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased	Maximum number of units that may yet be purchased under the repurchase program(2)
June 09, 2022	5.00%	$18.99	June 30, 2022	$5,821	306,543	0.57%	—

(1)	Percentage is based on total units as of March 31, 2022, the close of the previous calendar quarter.
(2)	All repurchase requests were satisfied in full.
(9)Earnings Per Unit
The following table sets forth the computation of basic and diluted earnings per Class S Unit:

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2022	For the period from March 4, 2021 (inception) to June 30, 2021
Net increase (decrease) in Members' Capital from operations	$(26,364)	$(42)	$(28,678)	$(63)
Weighted average Class S Units outstanding	48,146,059	—	40,849,364	—
Basic and diluted earnings per Class S Unit	$(0.55)	$—	$(0.70)	$—

(10)Consolidated Financial Highlights
The Company commenced investment operations on February 1, 2022. Net asset value, at the beginning of period, represents the offering price per Class S Unit at the initial closing of the Company’s private offering on February 1, 2022. The following are the financial highlights:

	For the Six Months Ended June 30, 2022	For the period from March 4, 2021 (inception) to June 30, 2021
Per Class S Unit Data:(1)
Net asset value, beginning of period	$20.00	$—
Net investment income (loss)	0.39	—
Net unrealized and realized gain (loss)(2)	(1.01)	—
Net increase (decrease) in net assets resulting from operations	(0.62)	—
Distributions declared	(0.39)	—
Total increase (decrease) in net assets	(1.01)	—
Net asset value, end of period	$18.99	$—
Class S Units outstanding, end of period	53,448,765	—
Total return based on net asset value(3)	(3.16)%	—%
Ratio/Supplemental Data:
Members' Capital, end of period	$1,014,899	$(63)
Weighted average units outstanding(4)	40,849,364	—
Ratio of total expenses to average Members’ Capital(5)	3.18%	—%
Ratio of net expenses to average Members’ Capital(5)	1.50%	—%
Ratio of net investment income to average Members’ Capital(5)	4.94%	—%
Asset coverage ratio	345.44%	—%
Portfolio turnover rate	1.61%	—%

(1)	The per unit data was derived by using the weighted average units outstanding during the period, except otherwise noted.
(2)	The amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)	Total return (not annualized) is calculated assuming a purchase of units at the opening of the first day of the period and a sale on the closing of the last business day of the period. Distributions, if any, are assumed for purposes of this calculation, to be reinvested at prices obtained under the Company’s distribution reinvestment plan. Because the Company commenced investment operations in February 2022, the total return for the short operating period is not indicative of the actual performance.
(4)	Weighted average units outstanding was calculated for the period from February 1, 2022, the date of first external issuance of units through June 30, 2022.
(5)	Amounts are annualized except for incentive fees, organization and offering costs, and expense support relating to organization and offering costs.
(11)Subsequent Events
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.
Pursuant to the Company’s continuous private offering, the Company issued approximately 4,606,552 Class S Units for an aggregate offering price of $87,478 effective July 1, 2022.
On July 7, 2022, the Company, entered into an amendment (the “Second Amendment”) to the ING Facility. The Second Amendment, among other things, corrects an error of a technical nature in the documentation for the ING Facility. On July 8, 2022, Apple Bank for Savings and BNP Paribas entered into joinder agreements in favor of the Company and the Administrative Agent, pursuant to which Apple Bank for Savings and BNP Paribas agreed to become lenders under the ING Facility and to provide dollar or eurocurrency commitments of $50,000 and $125,000, respectively. Following the effectiveness of the joinder agreements, the aggregate amount of total commitments under the ING Facility is $875,000. The other material terms of the ING Facility remain unchanged. Borrowings under the ING Facility are subject to various covenants under the related agreements as well as the leverage restrictions contained in the 1940 Act.
Pursuant to the Company’s continuous private offering, the Company held a close relating to the sale of the Company’s Class S Units for an aggregate offering price of $36,235 effective August 1, 2022.
On August 10, 2022, the Investment Adviser has agreed to irrevocably waive 50% of its management fee and 100% of its incentive fee based on net investment income through August 31, 2022.

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
•the effect of an inflationary economic environment on our portfolio companies, our financial condition and our results of operations;
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
•currency fluctuations, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars, could adversely affect the results of our investments in foreign companies;
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
Our investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies backed by financial sponsors. For the purposes of this report, “middle-market companies” refers to companies that, in general, generate annual EBITDA in the range of approximately $15 million to $150 million, which we believe is a useful proxy for cash flow although not all of our portfolio companies will meet this criteria.
We invest primarily in directly originated senior secured term loans issued by U.S. middle market companies backed by financial sponsors, including first lien senior secured term loans (including unitranche loans), second lien senior secured term loans, with the balance of our investments expected to be in higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic asset purchases. Typical middle-market senior loans may be issued by middle-market companies in the context of leveraged buyouts (“LBOs”), acquisitions, debt refinancings recapitalizations, and other similar transactions. We generally expect our debt investments to have a stated term of five to eight years and typically bear interest at a floating rate usually determined on the basis of a benchmark (historically, the London Inter-Bank Offered Rate (“LIBOR” or “L”) and the Secured Overnight Financing Rate (“SOFR” or “S”) and prospectively, alternate reference rates). We also make investments in traded bank loans and other liquid debt securities of U.S. corporate issuers, including broadly syndicated loans, which may provide more liquidity than our private credit investments, for cash management purposes, including to manage payment obligations under our unit repurchase program. Depending on various factors, including our cash flows and the market for middle-market company debt investments, we expect that our liquid loan portfolio could represent a material portion of our investments from time to time. We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer.
We generate revenues primarily in the form of interest income from investments we hold. In addition, we generate income from dividends or distributions of income on any direct equity investments, capital gains on the sale of loans and equity securities and various other loan origination and other fees, including commitment, origination, amendment, structuring, syndication or due diligence fees, fees for providing managerial assistance and consulting fees.
Pursuant to exemptive relief from the SEC granted to our Adviser (as amended, the “Order”) we are able to enter into certain negotiated co-investment transactions alongside certain other Affiliated Investment Accounts (as defined in the Order) in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our unitholders and do not involve overreaching in respect of us or our unitholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our unitholders and is consistent with our investment objective and strategies.
Recent Market Developments
Uncertainty as to the probability of, and length and depth of a global recession and the impact of new variants of the Coronavirus that have emerged in the United States and globally, has created stress on the market and could affect our portfolio companies. In addition, government spending, government policies, including recent increases in certain interest rates by the U.S. Federal Reserve, high oil prices and disruptions in supply chains in the United States and elsewhere, in conjunction with other factors, including those described above, have led and could continue to lead to inflationary economic environments that could affect our portfolio companies, our financial condition and our results of operations. We will continue to monitor the evolving market environment including as it relates to the Coronavirus pandemic and guidance from U.S. and international public health authorities. In these circumstances, there may be developments outside our control requiring us to adjust our plan of operation. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of the developments described above on our financial condition, results of operations or cash flows in the future. Despite these factors, we believe we and our portfolio are well positioned to manage the current environment, and we and our Investment Adviser continue to be fully operational.

KEY COMPONENTS OF OUR RESULTS OF OPERATIONS
Investments
Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt available to middle-market companies, the general economic environment and the competitive environment for the type of investments we make.
Revenue
We generate revenue primarily in the form of interest income on debt investments we hold. In addition, we generate income from dividends or distributions on income on direct equity investments, capital gains on the sales of loans and equity securities and various loan origination and other fees. Our debt investments generally have a stated term of five to eight years and typically to bear interest at a floating rate usually determined on the basis of a benchmark such as LIBOR or SOFR. Interest on these debt investments is paid quarterly. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we may receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments are expected to fluctuate significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. We may also generate revenue in the form of commitment, origination, amendment, structuring, syndication or due diligence fees, fees for providing managerial assistance and consulting fees.
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
•base management fee and any incentive fees payable under the Investment Advisory Agreement;
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
PORTFOLIO, INVESTMENT ACTIVITY AND RESULTS OF OPERATIONS
As of June 30, 2022, we had investments in 181 portfolio companies across 44 industries. Based on fair value as of June 30, 2022, 100.0% of our debt portfolio was invested in debt bearing a floating interest rate, which are primarily subject to interest rate floors. Approximately 99.8% of our debt portfolio at fair value had an interest rate floor denoted in LIBOR or SOFR. These floors allow us to mitigate (to a degree) any impact of spread widening on the valuation of our investments. As of June 30, 2022, our weighted average total yield of investments in debt securities at amortized cost was 7.3%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2022.
Our portfolio as of June 30, 2022 is presented below:

	June 30, 2022
	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,391,958	$1,347,749	97.0%
Second Lien Debt	26,932	26,670	1.9
Other Securities	14,524	14,593	1.1
Total	$1,433,414	$1,389,012	100.0%
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

As of and For the Three Months Ended June 30, 2022
New Investments Committed/Purchased
Gross Principal Balance(1)	$981,115
Net New Investments Committed/Purchased	981,115
Investments, at Cost
Investments, beginning of period	781,384
New investments purchased	663,737
Net accretion of discount on investments	484
Payment-in-kind	10
Net realized gain (loss) on investments	(122)
Investments sold or repaid	(12,079)
Investments, end of period	1,433,414
Principal amount of investments funded
First lien debt	648,814
Second lien debt	16,536
Other securities	14,524
Total	$679,874
Weighted average yield on debt and income producing investments, at cost(2)	7.3%
Weighted average yield on debt and income producing investments, at fair value(2)	7.5%
Number of portfolio companies	181
Percentage of debt investments bearing a floating rate, at fair value	100.0%
Percentage of debt investments bearing a fixed rate, at fair value	—%

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
The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System is as follows:

	June 30, 2022
	Fair Value	% of Portfolio	Number of Portfolio Companies
Risk rating 1	$—	—%	—
Risk rating 2	1,389,012	100.0	181
Risk rating 3	—	—	—
Risk rating 4	—	—	—
	$1,389,012	100.0%	181
CONSOLIDATED RESULTS OF OPERATIONS
We were formed on March 4, 2021 and commenced investment operations on February 1, 2022. The following table represents our operating results:

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2022	For the period from March 4, 2021 (inception) to June 30, 2021
Total investment income	$15,638	$—	$21,004	$—
Less: Net expenses	3,550	42	5,158	63
Net investment income	12,088	(42)	15,846	(63)
Net change in unrealized appreciation (depreciation)	(38,330)	—	(44,402)	—
Net realized gain (loss)	(122)	—	(122)	—
Net increase (decrease) in Members' Capital resulting from operations	$(26,364)	$(42)	$(28,678)	$(63)

Investment Income
Investment income was as follows:

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2022	For the period from March 4, 2021 (inception) to June 30, 2021
Investment income:
Interest income	$15,027	$—	$20,196	$—
Payment-in-kind interest income	14	—	24	—
Dividend income	22	—	22	—
Other income	575	—	762	—
Total Investment Income	$15,638	$—	$21,004	$—
For the three months ended June 30, 2022, total investment income was driven by our deployment of capital and invested balance of investments. The size of our investment portfolio at fair value was $1,389.0 million as of June 30, 2022 and, as of such date, all our debt investments were income-producing.
Interest income on our debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of June 30, 2022, all of our first and second lien debt investments were performing and current on their interest payments.
Expenses
Expenses were as follows:

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2022	For the period from March 4, 2021 (inception) to June 30, 2021
Expenses:
Interest and other financing expenses	$1,543	$—	$2,108	$—
Management fees	2,733	—	3,834	—
Income based incentive fees	764	—	764	—
Professional fees	455	—	810	—
Organization and offering costs	197	42	435	63
Directors' fees	76	—	153	—
Administrative service fees	30	—	60	—
Servicing fees	1,859	—	2,612	—
General and other expenses	175	—	300	—
Total expenses	$7,832	$42	$11,076	$63
Expense support	(785)	—	(1,320)	—
Incentive fees waiver	(764)	—	(764)	—
Management fees waiver	(2,733)	—	(3,834)	—
Net expenses	$3,550	$42	$5,158	$63
For the three and six months ended June 30, 2022, net expenses were primarily comprised of interest and other financing expenses of $1,543 and $2,108, management fees of $2,733 and $3,834, income based incentive fees of $764 and $764, professional fees of $455 and $810, organization and offering costs of $197 and $435, directors’ fees of $76 and $153, servicing fees of $1,859 and $2,612, and general and other expenses of $175 and $300; offset by expense support of $785 and $1,320, incentive fees waiver of $764 and $764, and management fees waiver of $2,733 and $3,834.
Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the management of the Company. General and other expenses include insurance, filing, research, subscriptions and other costs. Organization and offering costs include expenses incurred in our initial formation and our offering of units.
Income Taxes, Including Excise Taxes
We intend to elect to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our unitholders in each taxable year generally at least 90% of the sum of our ICTI, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our unitholders, which generally relieve us from corporate-level U.S. federal income taxes. For the three months ended June 30, 2022, we did not incur any excise tax.
Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2022	For the period from March 4, 2021 (inception) to June 30, 2021
Realized and unrealized gain (loss) on investment transactions:
Net realized gain (loss):
Non-controlled/non-affiliated investments	$(122)	$—	$(122)	$—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(38,330)	—	(44,402)	—
Net realized and unrealized gain (loss)	$(38,452)	$—	$(44,524)	$—
We determine the fair value of our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. For the three and six months ended June 30, 2022, net change in unrealized loss on our investments of $38,330 and $44,402, respectively, were primarily driven by the decreases of valuations of our debt and equity investments as a result of the volatile credit environment and spread widening in the primary and secondary markets, including in the broadly syndicated loan market.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We generate cash from the net proceeds of offerings of our units, net borrowings from our credit facility, and from cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities, including before we have fully invested the proceeds of any closing of our continuous private offering of our units. Our primary use of cash will be investments in portfolio companies, payments of our expenses and payment of cash distributions to our unitholders. Details of our credit facilities are described in “Debt” below. We may also from time to time enter into new credit facilities, increase the size of existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.
As of June 30, 2022, we had approximately $217.4 million of cash, which taken together with our approximately $286.5 million and $500.0 million of availability under the ING Facility and Wells Funding Facility (subject to borrowing base availability) (each as defined below), respectively, we expect to be sufficient for our investing activities and to conduct our operations in the near term. As of June 30, 2022, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Unregistered Sales of Equity Securities
For the six months ended June 30, 2022, we held five closings of our continuous private offering of units. As a result, the total Class S Units issued and proceeds received related to such closings were as follows:

Unit Issuance Date	Class S Units Issued	Proceeds Received
February 01, 2022	24,186,111	$483,722
March 01, 2022	10,264,044	203,434
April 01, 2022	7,621,662	150,528
May 01, 2022	6,328,434	124,860
June 01, 2022	5,045,031	97,621
Total	53,445,282	$1,060,165
As of June 30, 2022, we received, in advance, $87.2 million related to the July 1, 2022 issuance of Class S Units in our continuous private offering. The amount received is included in the subscriptions received in advance on the Consolidated Statements of Financial Condition as of June 30, 2022.
We did not hold a closing of the continuous private offering for the period from March 4, 2021 (inception) to March 31, 2021.
Distributions and Distribution Reinvestment
The following table summarizes our distributions declared and payable for the six months ended June 30, 2022:

Date Declared	Record Date	Payment Date	Per Unit Amount	Distribution Yield(1)	Total Amount
February 24, 2022	February 28, 2022	March 03, 2022	$0.05	2.8%	$1,134
March 25, 2022	March 31, 2022	April 05, 2022	0.08	5.0%	2,793
April 26, 2022	April 30, 2022	May 04, 2022	0.09	5.3%	3,644
May 25, 2022	May 31, 2022	June 03, 2022	0.08	5.0%	3,947
June 24, 2022	June 30, 2022	July 06, 2022	0.09	5.6%	4,838
Total Distributions			$0.39		$16,356
(1)    Distribution yield (annualized) is calculated by dividing the declared distribution by the weighted average net asset value at the beginning of the month, subscriptions received and distributions reinvested during the month and annualizing over 12 monthly periods.
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
The following table summarizes the amounts received and units issued to unitholders who have participated in the DRIP during for the six months ended June 30, 2022:

Payment Date	DRIP Units Issued	DRIP Units Value
March 03, 2022	29,106	$577
April 05, 2022	72,388	1,430
May 04, 2022	97,701	1,927
June 03, 2022	109,080	2,111
Total	308,275	$6,045
Unit Repurchase Program
At the discretion of the Board of Directors, we may repurchase, in each quarter, up to 5% of the outstanding Units (either by number of units or aggregate net asset value) as of such quarter end pursuant to a quarterly unit repurchase program. The limitations and restrictions described the applicable offer to repurchase units may prevent us from accommodating all repurchase requests made in any quarter. The unit repurchase program has many limitations, including the limitations described above, and should not in any way be viewed as the equivalent of a secondary market. We will offer to repurchase Units on such terms as may be determined by our Board of Directors in its complete and absolute discretion.
For the three months ended June 30, 2022, approximately 306,543 Units were repurchased. The following table further summarizes the unit repurchases completed for the three months ended June 30, 2022:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased	Maximum number of units that may yet be purchased under the repurchase program(2)
June 09, 2022	5.00%	$18.99	June 30, 2022	$5,821	306,543	0.57%	—

(1)	Percentage is based on total units as of the close of the previous calendar quarter.
(2)	All repurchase requests were satisfied in full.
Debt
Our outstanding debt obligations were as follows:

	June 30, 2022			December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
ING Facility	$700,000	$413,500	$286,500	N/A	N/A	N/A
Wells Funding Facility	500,000	—	500,000	N/A	N/A	N/A
Total	$1,200,000	$413,500	$786,500	N/A	N/A	N/A

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
For the three months ended June 30, 2022, we borrowed $568.5 million and repaid $155.0 million under the ING Facility. For the six months ended June 30, 2022, we borrowed $568.5 million and repaid $155.0 million under the ING Facility. As of June 30, 2022, we had $286.5 million of available capacity under the ING Facility (subject to borrowing base restrictions).
As of June 30, 2022, we were in compliance with all covenants and other requirements of the ING Facility, as well as the leverage restrictions contained in the 1940 Act.
Wells Funding Facility
On June 29, 2022, we entered into (i) a Contribution Agreement (the “Contribution Agreement”) with PIF SPV LLC, pursuant to which we will contribute to PIF SPV LLC certain loans it has originated or acquired, or will originate or acquire (the “Loans”) from time to time, (ii) a Loan and Servicing Agreement (the “Loan and Servicing Agreement” and, together with the Contribution Agreement, the “Agreements”) with PIF SPV LLC, as the borrower, Wells Fargo Bank, National Association (“Wells”), as the administrative agent and lender, the Compasny, as the equityholder and as the servicer, and State Street Bank and Trust Company, as collateral agent and as collateral custodian, pursuant to which Wells has agreed to extend credit to PIF SPV LLC in an aggregate principal amount up to $500,000 at any one time outstanding (the “Wells Funding Facility”) and (iii) various supporting documentation, including an account control agreement.
The obligations of PIF SPV LLC under the Wells Funding Facility are secured by all of the assets held by PIF SPV LLC, including the Loans contributed or transferred by us to PIF SPV LLC. The Wells Funding Facility is a revolving funding facility with a reinvestment period ending June 29, 2025 and a final maturity date of June 29, 2027. Subject to certain conditions, the reinvestment period and final maturity are both subject to a one-year extension. Advances under the Wells Funding Facility are available in US dollars, pound sterling, Euros or Canadian dollars, and subject to certain exceptions, the interest charged on the Wells Funding Facility is based on Term SOFR (Daily) (Dollar), SONIA (GBP), EURIBOR (Euros) or CDOR (Canadian dollars), as applicable (or, if any such reference rate is not available, a benchmark replacement or a “base rate” (which is the greater of a prime rate and the federal funds rate plus 1.50%), as applicable), plus a margin equal to 2.25%. SONIA, EURIBOR and CDOR are subject to a floor of zero. Under the Agreements, the Company and PIF SPV LLC, as applicable, have made representations and warranties regarding the Loans, as well as their businesses, and are required to comply with various covenants, servicing procedures, limitations on disposition of Loans, reporting requirements and other customary requirements for similar revolving funding facilities. The Loan and Servicing Agreement includes usual and customary events of default for revolving funding facilities of this nature, including allowing Wells, upon a default, to accelerate and foreclose on the Loans and to pursue the rights under the Loans directly with the obligors thereof.
For the three and six months ended June 30, 2022, we made no borrowings or repayments under the Wells Funding Facility. As of June 30, 2022, we had $500.0 million of available capacity under the Wells Funding Facility (subject to borrowing base restrictions).
As of June 30, 2022, we were in compliance with all covenants and other requirements of the ING Facility, as well as the leverage restrictions contained in the 1940 Act.
RECENT DEVELOPMENTS
Subsequent to June 30, 2022 through August 10, 2022, we have closed or the Investment Committee has committed/approved approximately $249.2 million of new/add-on investments. This includes transactions for which a formal mandate, letter of intent or a signed commitment have been issued, and therefore the Company believes are likely to close. Of these new commitments, approximately $238.8 million were first lien senior secured loans and $10.4 million were equity securities. 100% of the senior secured loans were floating rate loans. We remain highly focused on conducting extensive due diligence and leveraging the Morgan Stanley platform. We continue to seek to invest in companies that are led by strong management teams, generate substantial free cash flow, have leading market positions, benefit from sustainable business models, and are well positioned to perform well despite the impact of the Coronavirus pandemic. We believe the current market environment offers opportunities to seek compelling risk adjusted returns. Our investment pace will depend on several factors including the market environment, deal flow, and the continued impact of Coronavirus.
On July 7, 2022, we entered into an amendment (the “Second Amendment”) to the ING Facility. The Second Amendment, among other things, corrects an error of a technical nature in the documentation for the ING Facility. On July 8, 2022, Apple Bank for Savings and BNP Paribas entered into joinder agreements in favor of the Company and the Administrative Agent, pursuant to which Apple Bank for Savings and BNP Paribas agreed to become lenders under the ING Facility and to provide dollar or eurocurrency commitments of $50.0 million and $125.0 million, respectively. Following the effectiveness of the joinder agreements, the aggregate amount of total commitments under the ING Facility is $875.0 million. The other material terms of the ING Facility remain unchanged. Borrowings under the ING Facility are subject to various covenants under the related agreements as well as the leverage restrictions contained in the 1940 Act.
Pursuant to our continuous private offering, we issued approximately 4,606,552 Class S Units for an aggregate offering price of $87.5 million effective July 1, 2022.
Pursuant to the Company’s continuous private offering, the Company held a close relating to the sale of the Company’s Class S Units for an aggregate offering price of $36.2 million effective August 1, 2022.
On August 10, 2022, the Investment Adviser has agreed to irrevocably waive 50% of its management fee and 100% of its incentive fee based on net investment income through August 31, 2022.
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
RELATED PARTY TRANSACTIONS
We have entered into a number of business relationships with affiliated or related parties, including the following (which are defined in the notes to the accompanying consolidated financial statements if not defined herein):
•the Investment Advisory Agreement;
•the Investment Sub-Advisory Agreement;
•the Administration Agreement;
•the Placement Agent Agreement;
•the MSDI Agreement; and
•the Expense Support Agreement.
See “Item 1. Consolidated Financial Statements—Notes to the Consolidated Financial Statements—Note 3. Related Party Transactions” in the accompanying unaudited financial statements.
MS Credit Partners Holdings, Inc., an indirect, wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, has entered into subscription agreements and has made capital contributions at the closings of the Company’s continuous private offering through June 30, 2022, representing an aggregate capital contribution of $25.0 million, in exchange for 1,256,051 Class S Units, which represents 3% of the outstanding Class S Units as of June 30, 2022. MS Credit Partners Holdings, Inc. will continue to make capital contributions at each subsequent closing of the continuous private offering equal to 3% of the units sold at each closing up to an aggregate capital contribution of $25.0 million.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including valuation risk, market risk and interest rate risk.
Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of portfolio companies. During periods of market dislocation, we will seek to invest prudently in the secondary loan market to provide our investors better risk adjusted returns while adhering to our core investment tenants. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Coronavirus Developments.”Most of our investments will not have a readily available market price. To ensure accurate valuation, our investments are valued at fair value in good faith by our Board of Directors, based on, among other things, the input of the Investment Adviser, our Audit Committee and independent third-party valuation firms engaged at the direction of our Board of Directors, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment while employing a consistently applied valuation process for the investments we hold. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
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
As of June 30, 2022, 100.0% of our debt investments were at floating rates. Based on our Consolidated Statements of Financial Condition as of June 30, 2022, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of June 30, 2022):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$42,976	$(12,405)	$30,571
Up 200 basis points	$28,564	$(8,270)	$20,294
Up 100 basis points	$14,153	$(4,135)	$10,018
Down 100 basis points	$(10,703)	$4,135	$(6,568)
Down 200 basis points	$(14,942)	$7,433	$(7,509)
Down 300 basis points	$(15,296)	$7,433	$(7,863)
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred for the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
Refer to “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 8. Members’ Capital” in this Report, the Registration Statement and our Current Report on Form 8-K filed on April 29, 2022, May 31, 2022 and June 30, 2022, for the issuance of our Class S Units for the three months ended June 30, 2022. Such issuances were part of our continuous private offering and were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.
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
10.1*
Loan and Servicing Agreement, dated as of June 29, 2022, among PIF Financing SPV LLC, as borrower, the conduit lenders and institutional lenders from time to time party hereto, as lenders, the lender agents from time to time party hereto, as lender agents, Wells Fargo Bank, National Association, as administrative agent, North Haven Private Income Fund LLC, as equityholder and servicer, and State Street Bank and Trust Company, as collateral agent and collateral custodian.

10.2*
Amendment No. 2 to Senior Secured Revolving Credit Agreement, dated as of February 1, 2022 with the Company, as a borrower, ING Capital LLC, as administrative agent, Sumitomo Mitsui Banking Corporation and MUFG Union Bank, N.A., as joint lead arrangers, and the lenders from time to time party thereto.

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

Dated: August 10, 2022	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (Principal Executive Officer)

Dated: August 10, 2022	By:	/s/ Venugopal Rathi
Venugopal Rathi Chief Financial Officer (Principal Financial Officer)