Form 10-Q
period 2022-09-30
North Haven Private Income Fund LLC
filed 2022-11-09
CIK 1851322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of November 9, 2022, there was no established public market for the registrant’s limited liability company units.
The number of the registrant’s Class S Units outstanding at November 9, 2022 was 64,334,705.

North Haven Private Income Fund LLC

Part I. Financial Information
Item 1.	Consolidated Financial Statements
	Report of Independent Registered Public Accounting Firm	3
	Consolidated Statements of Financial Condition as of September 30, 2022 (unaudited) and December 31, 2021 (audited)	4
	Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and three months ended September 30, 2021 and for the period from March 4, 2021 (inception) to September 30, 2021 (unaudited)	5
	Consolidated Statements of Changes in Members’ Capital for the three and nine months ended September 30, 2022 and three months ended September 30, 2021 and for the period from March 4, 2021 (inception) to September 30, 2021 (unaudited)	6
	Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2022 and three months ended September 30, 2021 and for the period from March 4, 2021 (inception) to September 30, 2021 (unaudited)	7
	Consolidated Schedule of Investments as of September 30, 2022 (unaudited)	8
	Notes to the Consolidated Financial Statements (unaudited)	24
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49
Item 4.	Controls and Procedures	50
Part II. Other Information
Item 1.	Legal Proceedings	51
Item 1A.	Risk Factors	51
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57
Item 3.	Defaults Upon Senior Securities	57
Item 4.	Mine Safety Disclosures	57
Item 5.	Other Information	57
Item 6.	Exhibits	58
SIGNATURES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the unitholders and the Board of Directors of North Haven Private Income Fund LLC
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statements of financial condition of North Haven Private Income Fund LLC and subsidiaries (the "Company"), including the consolidated schedule of investments as of September 30, 2022, and the related consolidated statements of operations, changes in members’ capital for the three-month and nine-month periods ended September 30, 2022, and for the period from March 4, 2021 (inception) to September 30, 2021, and cash flows for the nine-month period ended September 30, 2022, and for the period from March 4, 2021 (inception) to September 30, 2021, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
/s/ Deloitte & Touche LLP
New York, NY
November 9, 2022

North Haven Private Income Fund LLC
Consolidated Statements of Financial Condition
(In thousands, except unit and per unit amounts)

	September 30, 2022 (Unaudited)	December 31, 2021 (Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $1,805,140 and $0 at September 30, 2022 and December 31, 2021, respectively)	$1,739,847	$—
Cash	86,109	35
Deferred financing costs	9,596	—
Deferred offering costs	165	96
Interest and dividend receivable from non-controlled/non-affiliated investments	11,280	—
Receivable for investments sold/repaid	202	—
Prepaid expenses and other assets	777	—
Total assets	1,847,976	131

Liabilities
Debt	595,003	—
Payable for investments purchased	320	—
Payable to affiliates (Note 3)	905	260
Financing costs payable	2,275	—
Distributions payable	7,373	—
Management fees payable	1,817	—
Subscriptions received in advance (Note 8)	50,217	—
Payable for repurchased units (Note 8)	33,167	—
Interest payable	1,085	—
Accrued expenses and other liabilities	4,211	327
Total liabilities	696,373	587

Commitments and Contingencies (Note 7)

Members' Capital
Common units, par value $0.001 per unit (100,000,000 units authorized and 61,439,977 and 1,750 units issued and outstanding as of September 30, 2022 and December 31, 2021, respectively)	64	—
Paid-in capital in excess of par value	1,213,912	35
Net distributable earnings (accumulated losses)	(62,373)	(491)
Total members' capital	$1,151,603	$(456)
Total liabilities and members' capital	$1,847,976	$131
Net asset value per unit	$18.74	$(260.57)
The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund LLC
Consolidated Statements of Operations (Unaudited)
(In thousands, except unit and per unit amounts)

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2022	For the period from March 4, 2021 (inception) to September 30, 2021
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$32,405	$—	$52,601	$—
Payment-in-kind interest income	117	—	141	—
Dividend income	718	—	740	—
Other income	1,063	—	1,825	—
Total investment income	34,303	—	55,307	—

Expenses:
Interest expense and other financing expenses	6,561	—	8,669	—
Management fees	3,523	—	7,357	—
Income based incentive fees	3,105	—	3,869	—
Professional fees	725	—	1,535	—
Organization and offering costs	123	168	558	231
Directors' fees	77	—	230	—
Administrative service fees	30	—	90	—
Servicing fees	2,396	—	5,008	—
General and other expenses	244	—	544	—
Total expenses	16,784	168	27,860	231
Expense support (Note 3)	(900)	—	(2,220)	—
Income based incentive fees waiver (Note 3)	(3,105)	—	(3,869)	—
Management fees waiver (Note 3)	(1,706)	—	(5,540)	—
Net expenses	11,073	168	16,231	231
Net investment income (loss)	23,230	(168)	39,076	(231)

Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	(305)	—	(427)	—
Foreign currency and other transactions	(6)	—	(6)	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(20,583)	—	(64,985)	—
Translation of assets and liabilities in foreign currencies	6	—	6	—
Net realized and unrealized gain (loss)	$(20,888)	$—	$(65,412)	$—
Net increase (decrease) in members' capital resulting from operations	$2,342	$(168)	$(26,336)	$(231)

Per unit information—basic and diluted
Net investment income (loss) per unit	$0.38	$—	$0.81	$—
Earnings per unit	$0.04	$—	$(0.55)	$—
Weighted average units outstanding (Note 9):	$60,480,159	$—	$48,312,311	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund LLC
Consolidated Statements of Changes in Members’ Capital (Unaudited)
(In thousands)

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2022	For the period from March 4, 2021 (inception) to September 30, 2021
Members' Capital at beginning of period:	$1,014,899	$(63)	$(456)	$—
Increase (decrease) in members’ capital resulting from operations:
Net investment income (loss)	23,230	(168)	39,076	(231)
Net realized gain (loss)	(311)	—	(433)	—
Net change in unrealized appreciation (depreciation)	(20,577)	—	(64,979)	—
Net increase (decrease) in members’ capital resulting from operations	2,342	(168)	(26,336)	(231)

Capital transactions:
Issuance of Units	177,471	—	1,237,636	—
Reinvestment of distributions	9,248	—	15,293	—
Repurchased Units	(33,167)	—	(38,988)	—
Distributions declared	(19,190)	—	(35,546)	—
Net increase in members' capital resulting from capital transactions	134,362	—	1,178,395	—
Total increase (decrease) in members' capital	136,704	(168)	1,152,059	(231)
Members' capital at end of period	$1,151,603	$(231)	$1,151,603	$(231)

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund LLC
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Nine Months Ended September 30, 2022	For the period from March 4, 2021 (inception) to September 30, 2021
Cash flows from operating activities:
Net increase (decrease) in members' capital resulting from operations	$(26,336)	$(231)
Adjustments to reconcile net increase (decrease) in members' capital resulting from operations to net cash provided by (used in) operating activities
Net change in unrealized (appreciation) depreciation on investments	64,985	—
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(6)	—
Net realized (gain) loss on investments	427
Net realized (gain) loss on foreign currency and other transactions	6	—
Payment-in-kind interest and dividend capitalized	(50)
Net accretion of discount and amortization of premium on investments	(1,761)	—
Amortization of deferred financing costs	944	—
Amortization of deferred offering costs	305	—
Purchases of investments and change in payable for investments purchased	(1,851,488)	—
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	47,849	—
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	(11,280)	—
(Increase) decrease in prepaid expenses and other assets	(777)	—
(Decrease) increase in payable to affiliates	645	143
(Decrease) increase in management fees payable	1,817	—
(Decrease) increase in interest payable	1,085	—
(Decrease) increase in accrued expenses and other liabilities	3,884	165
Net cash provided by (used in) operating activities	$(1,769,751)	$77

Cash flows from financing activities:
Borrowings on debt	$1,243,818	$—
Repayments on debt	(648,500)	—
Deferred financing costs paid	(8,265)	—
Distributions paid in cash	(12,880)	—
Proceeds from issuance of Common units	1,237,636	—
Subscriptions received in advance	50,217	—
Repurchases of Common units	(5,821)	—
Offering costs paid	(374)	(77)
Net cash provided by (used in) financing activities	$1,855,831	$(77)
Net increase (decrease) in cash	86,080	—
Effect of foreign exchange rate changes on cash	(6)	—
Cash at beginning of period	35	—
Cash at end of period	$86,109	$—

Supplemental information and non-cash activities:
Interest expense paid	$6,640	$—
Distribution reinvestment paid	$15,293	$—
Accrued but unpaid distributions	$7,373	$—
Accrued but unpaid deferred financing costs	$2,275	$—
Accrued but unpaid deferred offering costs	$354	$—
Accrued but unpaid repurchases of Common units	$33,167	$—
The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
First Lien Debt
Aerospace & Defense
KKR Apple Bidco, LLC	(9)	L + 2.75%	5.87%	09/23/2028	4,963	$4,957	$4,728	0.41%
Mantech International CP	(5) (8)	S + 5.75%	8.77%	09/14/2029	21,600	21,170	21,170	1.84
Mantech International CP	(5) (8) (13)	S + 5.75%	8.77%	09/14/2029	—	(52)	(52)	—
Mantech International CP	(5) (8) (13)	S + 5.75%	8.77%	09/14/2028	501	437	437	0.04
						26,512	26,283	2.28
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(5) (8)	S + 5.75%	9.42%	06/11/2027	51,551	50,551	50,552	4.39
Omni Intermediate Holdings, LLC	(5) (6) (7)	S + 5.00%	8.69%	12/30/2026	9,708	9,593	9,235	0.80
Omni Intermediate Holdings, LLC	(5) (7) (13)	S + 5.00%	8.69%	12/30/2026	1,346	1,312	1,228	0.11
Omni Intermediate Holdings, LLC	(5) (7) (13)	S + 5.00%	8.69%	12/30/2025	—	(5)	(34)	—
						61,451	60,981	5.30
Auto Components
Continental Battery Company	(5) (6) (7)	L + 6.75%	10.42%	01/20/2027	6,203	6,093	5,907	0.51
Les Schwab Tire Centers	(8)	L + 3.25%	6.58%	11/02/2027	4,962	4,968	4,735	0.41
Sonny's Enterprises, LLC	(5) (7)	S + 6.75%	8.31%	08/05/2026	2,159	2,123	2,059	0.18
Sonny's Enterprises, LLC	(5) (7) (13)	S + 6.75%	8.31%	08/05/2026	3,663	3,557	3,359	0.29
						16,741	16,060	1.39
Automobiles
ARI Network Services, Inc.	(5) (6)	L + 5.50%	8.63%	02/28/2025	14,266	14,038	13,821	1.20
Summit Buyer, LLC	(5) (13)	L + 5.75%	9.92%	01/14/2026	—	(69)	(69)	(0.01)
Turbo Buyer	(5) (13)	L + 6.00%	9.67%	12/02/2025	133	112	37	—
						14,081	13,789	1.20
Beverages
Triton Water Holdings, Inc.	(9)	L + 3.50%	7.17%	03/31/2028	4,962	4,939	4,442	0.39
Biotechnology
GraphPad Software, LLC	(5) (6) (7)	L + 5.50%	6.50%	04/27/2027	8,028	7,956	7,755	0.67
GraphPad Software, LLC	(5) (7) (13)	L + 5.50%	6.50%	04/27/2027	—	(37)	(149)	(0.01)
						7,919	7,606	0.66
Building Products
ACProducts, Inc.	(9)	L + 4.25%	7.32%	05/17/2028	4,962	4,945	3,642	0.32

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Chamberlain Group, Inc.	(9)	L + 3.50%	6.62%	11/03/2028	3,970	$3,965	$3,598	0.31%
Icebox Holdco III, Inc.	(9)	L + 3.75%	7.42%	12/22/2028	2,061	2,066	1,927	0.17
Icebox Holdco III, Inc.	(9) (13)	L + 3.75%	7.42%	12/22/2028	—	1	(28)	—
Leaf Home Solutions, LLC		L + 4.25%	7.88%	02/17/2029	2,483	2,441	2,011	0.17
White Cap Buyer, LLC	(9)	S + 3.75%	6.78%	10/19/2027	2,488	2,490	2,323	0.20
						15,908	13,473	1.17
Chemicals
Olympus Water US Holding Corporation	(9)	L + 3.75%	7.44%	11/09/2028	2,978	2,981	2,710	0.24
Tank Holding Corp.	(8)	S + 6.00%	8.88%	03/31/2028	33,051	32,433	31,605	2.74
Tank Holding Corp.	(8) (13)	S + 6.00%	8.88%	03/31/2028	—	(34)	(82)	(0.01)
V Global Holdings, LLC	(5) (8)	S + 5.75%	8.99%	12/22/2027	14,747	14,468	13,995	1.22
V Global Holdings, LLC	(5) (8) (13)	S + 5.75%	8.99%	12/22/2025	281	241	178	0.02
						50,089	48,406	4.20
Commercial Services & Supplies
Allied Universal Holdco, LLC	(9)	L + 3.75%	6.87%	05/12/2028	6,947	6,938	6,093	0.53
Belfor Holdings, Inc.	(8)	L + 4.00%	7.12%	04/06/2026	4,962	4,967	4,862	0.42
DG Investment Intermediate Holdings 2, Inc.	(8)	L + 3.75%	6.87%	03/31/2028	4,471	4,475	4,158	0.36
Employbridge, LLC	(8)	L + 4.75%	8.42%	07/19/2028	2,481	2,481	2,204	0.19
FLS Holding, Inc.	(5) (6) (7) (10) (11)	L + 5.25%	8.78%	12/15/2028	9,583	9,409	9,369	0.81
FLS Holding, Inc.	(5) (7) (10) (11)	L + 5.25%	8.78%	12/15/2028	2,083	2,044	2,037	0.18
FLS Holding, Inc.	(5) (7) (10) (11) (13)	L + 5.25%	8.78%	12/17/2027	—	(15)	(19)	—
PECF USS Intermediate Holding III Corporation	(9)	L + 4.25%	7.37%	12/15/2028	4,963	4,974	4,222	0.37
QW Holding Corporation	(5) (7)	L + 5.50%	7.96%	08/31/2026	18,192	17,942	17,627	1.53
QW Holding Corporation	(5) (7) (13)	L + 5.50%	7.96%	08/31/2026	2,080	2,035	1,938	0.17
QW Holding Corporation	(5) (7) (13)	L + 5.50%	7.96%	08/31/2026	—	(62)	(142)	(0.01)
Sherlock Buyer Corp.	(5) (6) (8)	L + 5.75%	9.42%	12/08/2028	7,081	6,951	6,880	0.60
Sherlock Buyer Corp.	(5) (8) (13)	L + 5.75%	9.42%	12/08/2028	—	(18)	(58)	(0.01)
Sherlock Buyer Corp.	(5) (8) (13)	L + 5.75%	9.42%	12/08/2027	—	(14)	(23)	—
SITEL Worldwide Corporation	(9)	L + 3.75%	6.87%	08/28/2028	4,962	4,980	4,795	0.42
Sweep Purchaser, LLC	(5) (7) (13)	L + 5.75%	8.93%	11/30/2026	4,298	4,209	3,995	0.35
Tamarack Intermediate, LLC	(5) (6) (8)	L + 5.50%	9.23%	03/13/2028	15,087	14,807	14,325	1.24
Tamarack Intermediate, LLC	(5) (8) (13)	L + 5.50%	9.23%	03/13/2028	—	(45)	(125)	(0.01)
TruGreen Limited Partnership	(8)	L + 4.00%	7.12%	11/02/2027	4,962	4,917	4,677	0.41
USIC Holdings, Inc.	(8)	L + 3.50%	6.62%	05/12/2028	6,955	6,915	6,500	0.56

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Valcourt Holdings II, LLC	(5) (6) (7)	S + 5.25%	8.95%	01/07/2027	3,273	$3,214	$3,178	0.28%
VRC Companies, LLC	(5) (8)	S + 5.75%	8.52%	06/29/2027	13,581	13,384	13,384	1.16
VRC Companies, LLC	(5) (8) (13)	S + 5.75%	8.52%	06/29/2027	2,336	2,100	2,098	0.18
						116,588	111,975	9.72
Construction & Engineering
Centuri Group, Inc.	(9)	L + 2.50%	5.57%	08/27/2028	2,708	2,705	2,611	0.23
KPSKY Acquisition, Inc.	(5) (6) (8)	L + 5.50%	8.58%	10/19/2028	6,533	6,414	6,533	0.57
KPSKY Acquisition, Inc.	(5) (8) (13)	P + 4.50%	10.75%	10/19/2028	2,321	2,172	2,321	0.20
						11,291	11,465	1.00
Construction Materials
SRS Distribution, Inc.	(9)	L + 3.50%	6.31%	06/02/2028	5,472	5,471	5,039	0.44
Consumer Finance
Deerfield Dakota Holding, LLC	(7)	S + 3.75%	6.78%	04/09/2027	4,962	4,984	4,673	0.41
Containers & Packaging
BP Purchaser, LLC	(5) (6) (8)	L + 5.50%	8.74%	12/11/2028	9,842	9,663	9,180	0.80
Fortis Solutions Group, LLC	(5) (8)	L + 5.50%	9.17%	10/13/2028	4,584	4,503	4,584	0.40
Fortis Solutions Group, LLC	(5) (8) (13)	L + 5.50%	9.17%	10/13/2028	1,659	1,636	1,659	0.14
Fortis Solutions Group, LLC	(5) (8) (13)	L + 5.50%	9.17%	10/15/2028	—	(93)	—	—
Fortis Solutions Group, LLC	(5) (8) (13)	L + 5.50%	9.67%	10/15/2027	43	32	43	—
Proampac PG Borrower, LLC	(8)	L + 3.75%	6.10%	11/03/2025	4,962	4,978	4,630	0.40
						20,719	20,096	1.75
Distributors
48Forty Solutions, LLC	(5) (7)	S + 6.00%	7.89%	11/30/2026	35,829	35,093	35,094	3.05
48Forty Solutions, LLC	(5) (7)	S + 5.50%	7.89%	11/30/2026	1,261	1,237	1,237	0.11
48Forty Solutions, LLC	(5) (13)	P + 4.50%	10.75%	11/30/2026	3,927	3,826	3,826	0.33
ABB Concise Optical Group, LLC	(5) (6) (8)	L + 7.50%	10.46%	02/23/2028	18,023	17,608	17,192	1.49
ABB Concise Optical Group, LLC	(5) (13)	P + 6.50%	12.75%	02/23/2028	1,755	1,712	1,668	0.14
PT Intermediate Holdings III, LLC	(5) (6) (8)	L + 5.50%	9.17%	11/01/2028	19,048	18,851	19,048	1.65
PT Intermediate Holdings III, LLC	(5) (8)	L + 5.50%	9.17%	11/01/2028	5,037	4,982	5,037	0.44
						83,309	83,102	7.22
Diversified Consumer Services
Asurion, LLC		L + 3.25%	6.37%	12/23/2026	4,962	4,951	4,196	0.36
FPG Intermediate Holdco, LLC	(5) (7)	S + 6.50%	9.20%	03/05/2027	7,766	7,615	7,615	0.66

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Heartland Home Services	(5) (8) (13)	L + 5.75%	8.80%	12/15/2026	17,464	$17,299	$16,608	1.44%
Lightspeed Solution, LLC	(5) (6) (8)	S + 6.00%	9.04%	03/01/2028	15,122	14,843	14,473	1.26
Lightspeed Solution, LLC	(5) (8) (13)	S + 6.00%	9.04%	03/01/2028	—	(44)	(209)	(0.02)
LUV Car Wash Group, LLC	(5) (6) (7) (13)	L + 5.50%	7.97%	12/09/2026	7,409	7,320	7,146	0.62
Magnolia Wash Holdings	(5) (7)	S + 6.50%	9.13%	07/08/2028	9,654	9,466	9,467	0.82
Magnolia Wash Holdings	(5) (7) (13)	S + 6.50%	9.13%	07/08/2028	877	851	851	0.07
Magnolia Wash Holdings	(5) (7)	S + 6.50%	9.13%	07/08/2028	406	398	398	0.03
Mammoth Holdings, LLC	(5) (7) (13)	S + 6.00%	8.34%	10/16/2023	11,733	11,639	11,733	1.02
Spin Holdco, Inc.	(8)	L + 4.00%	7.14%	03/04/2028	4,950	4,961	4,330	0.38
Spotless Brands, LLC	(5) (7)	S + 6.50%	9.19%	07/25/2028	24,521	24,042	24,042	2.09
Spotless Brands, LLC	(5) (7) (13)	S + 6.50%	9.19%	07/25/2028	1,253	1,195	1,196	0.10
Spotless Brands, LLC	(5) (7) (13)	S + 6.50%	9.91%	07/25/2028	567	552	552	0.05
						105,088	102,398	8.89
Diversified Financial Services
Applitools, Inc.	(5) (8) (10) (11)	S + 5.75%	8.78%	05/25/2029	9,827	9,638	9,599	0.83
Applitools, Inc.	(5) (8) (10) (11) (13)	S + 5.75%	8.78%	05/25/2028	—	(27)	(32)	—
Finastra USA, Inc.	(7) (10) (11)	L + 3.50%	6.87%	06/13/2024	4,959	4,954	4,284	0.37
SitusAMC Holdings Corp.	(5) (6) (8)	L + 5.75%	9.42%	12/22/2027	5,572	5,522	5,379	0.47
Smarsh, Inc.	(5) (8)	S + 6.50%	10.05%	02/16/2029	4,286	4,206	4,145	0.36
Smarsh, Inc.	(5) (8) (13)	S + 6.50%	10.05%	02/16/2029	—	(10)	(35)	—
Smarsh, Inc.	(5) (8) (13)	S + 6.50%	10.05%	02/16/2029	—	(5)	(9)	—
						24,278	23,331	2.03
Electrical Equipment
Dynacast International, LLC	(7)	L + 4.50%	7.48%	07/22/2025	2,259	2,268	1,976	0.17

Electronic Equipment, Instruments & Components
Abracon Group Holdings, LLC	(5) (8)	S + 5.75%	7.86%	07/06/2028	23,944	23,480	23,481	2.04
Abracon Group Holdings, LLC	(5) (8) (13)	S + 5.75%	7.86%	07/06/2028	—	(41)	(42)	0.00
Abracon Group Holdings, LLC	(5) (8) (13)	S + 5.75%	7.86%	07/06/2028	—	(33)	(33)	0.00
Alliance Laundry Systems, LLC	(8)	L + 3.50%	5.96%	10/08/2027	4,962	4,973	4,749	0.41
Dwyer Instruments, Inc.	(5) (8)	L + 5.50%	8.81%	07/21/2027	21,779	21,361	21,361	1.85
Dwyer Instruments, Inc.	(5) (8) (13)	L + 5.50%	8.81%	07/21/2027	—	(50)	(50)	—
Dwyer Instruments, Inc.	(5) (8) (13)	L + 5.50%	8.81%	07/21/2027	427	375	375	0.03
						50,065	49,841	4.33

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Entertainment
Creative Artists Agency, LLC		L + 3.75%	6.87%	11/27/2026	2,985	$2,985	$2,936	0.25%
Food & Staples Retailing
CNT Holdings I Corp.	(8)	S + 3.50%	6.25%	11/08/2027	4,962	4,979	4,718	0.41
Shearer's Foods, Inc.	(8)	L + 3.50%	6.62%	09/23/2027	2,481	2,481	2,298	0.20
						7,460	7,016	0.61
Health Care Equipment & Supplies
Medline Borrower, LP	(9)	L + 3.25%	6.37%	10/23/2028	4,975	4,972	4,566	0.40
Health Care Providers & Services
Advarra Holdings, Inc.	(5) (9)	S + 5.75%	8.56%	08/24/2029	13,177	12,949	12,949	1.12
Advarra Holdings, Inc.	(5) (9) (13)	S + 5.75%	8.56%	08/24/2029	—	(10)	(10)	—
CHG Healthcare Services, Inc.	(9)	L + 3.25%	6.37%	09/29/2028	4,962	4,979	4,757	0.41
DCA Investment Holdings, LLC	(5) (6)	S + 6.00%	9.98%	04/03/2028	7,057	6,992	6,755	0.59
DCA Investment Holdings, LLC	(5) (13)	S + 6.00%	9.98%	04/03/2028	829	818	758	0.07
Electron BidCo, Inc.	(9)	L + 3.00%	6.12%	11/01/2028	4,975	4,981	4,706	0.41
Gateway US Holdings, Inc.	(5) (8) (10) (11)	S + 5.50%	8.33%	09/22/2024	11,268	11,175	11,036	0.96
Gateway US Holdings, Inc.	(5) (8) (10) (11) (13)	S + 5.50%	8.33%	09/22/2024	2,589	2,563	2,523	0.22
Gateway US Holdings, Inc.	(5) (8) (10) (11) (13)	S + 5.50%	8.33%	09/22/2024	250	246	240	0.02
Heartland Veterinary Partners, LLC	(5) (6) (7)	S + 4.75%	7.63%	12/10/2026	2,590	2,567	2,514	0.22
Heartland Veterinary Partners, LLC	(5) (7) (13)	S + 4.75%	7.63%	12/10/2026	2,243	2,193	2,071	0.18
Heartland Veterinary Partners, LLC	(5) (7) (13)	S + 4.75%	7.63%	12/10/2026	—	(4)	(15)	—
Medical Solutions Holdings, Inc.	(9)	L + 3.50%	6.38%	11/01/2028	4,718	4,714	4,482	0.39
Medical Solutions Holdings, Inc.	(9) (13)	L + 3.50%	6.38%	11/01/2028	—	(1)	(38)	—
Midwest Physician Administrative Services, LLC	(8)	L + 3.25%	6.92%	03/12/2028	3,970	3,962	3,627	0.31
National Mentor Holdings, Inc.	(8)	L + 3.75%	7.19%	03/02/2028	2,781	2,760	1,971	0.17
Parexel International Corporation	(9)	L + 3.25%	6.37%	11/15/2028	6,965	6,980	6,634	0.58
PetVet Care Centers, LLC	(8)	L + 3.50%	6.62%	02/14/2025	4,962	4,977	4,571	0.40
Phoenix Guarantor, Inc.		L + 3.50%	6.62%	03/05/2026	4,962	4,973	4,703	0.41
Southern Veterinary Partners, LLC	(5) (7)	S + 5.50%	8.45%	10/05/2027	9,227	9,048	8,752	0.76
Stepping Stones Healthcare Services, LLC	(5) (8)	L + 5.75%	9.42%	01/02/2029	4,353	4,293	4,119	0.36
Stepping Stones Healthcare Services, LLC	(5) (8) (13)	L + 5.75%	9.42%	01/02/2029	125	118	58	0.01
Stepping Stones Healthcare Services, LLC	(5) (8) (13)	L + 5.75%	9.42%	12/30/2026	25	17	(9)	—
Tivity Health, Inc.	(5) (8)	S + 6.00%	9.55%	06/28/2029	13,320	13,126	13,182	1.14
Vardiman Black Holdings, LLC	(5) (6) (9)	S + 8.00%	10.29%	03/18/2027	6,841	6,778	6,456	0.56

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Vardiman Black Holdings, LLC	(5) (9) (13)	S + 8.00%	10.29%	03/18/2027	7,218	$7,142	$6,761	0.59%
Vermont Aus Pty Ltd	(5) (6) (8) (10) (11)	S + 5.50%	9.20%	03/23/2028	22,885	22,342	21,473	1.86
WP CityMD Bidco, LLC	(9)	L + 3.25%	6.92%	12/22/2028	5,030	5,030	4,800	0.42
						145,708	139,826	12.14
Health Care Technology
Athenahealth, Inc.	(9)	S + 3.50%	6.58%	02/15/2029	4,265	4,240	3,813	0.33
Athenahealth, Inc.	(9) (13)	S + 3.50%	6.58%	02/15/2029	—	(4)	(77)	(0.01)
Ensemble RCM, LLC		L + 3.75%	6.56%	08/03/2026	4,962	4,978	4,834	0.42
eResearchTechnology, Inc.	(7)	L + 4.50%	7.62%	02/04/2027	3,473	3,450	3,233	0.28
Gainwell Acquisition Corp.	(8)	L + 4.00%	7.67%	10/01/2027	6,947	6,974	6,605	0.57
Intelerad Medical Systems Incorporated	(5) (7) (10) (11)	L + 6.50%	10.21%	08/21/2026	8,675	8,418	8,418	0.73
MedAssets Software Intermediate Holdings, Inc.	(9)	L + 4.00%	7.12%	12/18/2028	6,965	6,969	6,390	0.55
Navicure, Inc.		L + 4.00%	7.12%	10/22/2026	6,947	6,965	6,643	0.58
Project Ruby Ultimate Parent Corp.	(8)	L + 3.25%	6.37%	03/10/2028	5,458	5,458	5,080	0.44
Symplr Software, Inc.	(8)	S + 4.50%	7.63%	12/22/2027	4,962	4,974	4,660	0.40
Verscend Holding Corp.		L + 4.00%	7.12%	08/27/2025	6,947	6,944	6,721	0.58
						59,366	56,320	4.89
Hotels, Restaurants & Leisure
IRB Holding Corp.	(7)	L + 2.75%	5.87%	02/05/2025	4,961	4,961	4,787	0.42
Household Products
AI Aqua Merger Sub, Inc.	(9) (10)	S + 3.75%	6.35%	07/31/2028	4,804	4,815	4,453	0.39
AI Aqua Merger Sub, Inc.	(9) (10)	S + 3.75%	6.35%	07/31/2028	321	322	297	0.03
						5,137	4,750	0.41
Industrial Conglomerates
Excelitas Technologies Corp.	(5) (8)	S + 5.75%	8.59%	08/13/2029	32,600	31,958	31,958	2.78
Excelitas Technologies Corp.	(5) (8)	E + 5.75%	6.08%	08/13/2029	€5,732	5,813	5,503	0.48
Excelitas Technologies Corp.	(5) (8) (13)	S + 5.75%	8.59%	08/13/2029	—	(61)	(61)	(0.01)
Excelitas Technologies Corp.	(5) (8) (13)	S + 5.75%	8.59%	08/14/2028	1,279	1,219	1,219	0.11
Filtration Group Corporation	(9)	L + 3.50%	6.62%	10/21/2028	4,962	4,969	4,700	0.41
						43,898	43,319	3.76
Insurance Services
Alliant Holdings Intermediate, LLC	(9)	L + 3.50%	6.49%	11/06/2027	3,959	3,960	3,746	0.33
Amerilife Holdings, LLC	(5) (8)	S + 5.75%	8.83%	08/31/2029	15,114	14,814	14,814	1.29
Foundation Risk Partners Corp.	(5) (6) (8)	L + 5.50%	9.17%	10/29/2028	6,153	6,069	6,054	0.53

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Foundation Risk Partners Corp.	(5) (6) (8)	L + 5.50%	9.17%	10/30/2028	2,354	$2,321	$2,316	0.20%
Foundation Risk Partners Corp.	(5) (8) (13)	L + 5.50%	9.17%	10/30/2028	4,075	3,979	3,922	0.34
Foundation Risk Partners Corp.	(5) (8)	L + 5.50%	9.17%	10/29/2028	1,338	1,320	1,317	0.11
Foundation Risk Partners Corp.	(5) (8) (13)	L + 5.50%	9.17%	10/29/2027	35	26	24	—
Galway Borrower, LLC	(5) (8)	L + 5.25%	8.92%	09/29/2028	29,059	28,465	27,798	2.41
Galway Borrower, LLC	(5) (8) (13)	L + 5.25%	8.92%	09/29/2028	1,387	1,313	1,258	0.11
Galway Borrower, LLC	(5) (8) (13)	L + 5.25%	8.92%	09/30/2027	—	(41)	(87)	(0.01)
Higginbotham Insurance Agency, Inc.	(5) (6) (8)	L + 5.25%	8.37%	11/25/2026	1,224	1,214	1,190	0.10
Higginbotham Insurance Agency, Inc.	(5) (8) (13)	L + 5.25%	8.37%	11/25/2026	402	388	322	0.03
High Street Buyer, Inc.	(5) (13)	L + 5.75%	8.12%	02/02/2029	5,577	5,273	4,770	0.41
Hub International Limited	(8)	L + 3.25%	5.98%	04/25/2025	4,962	4,967	4,773	0.41
Integrity Marketing Acquisition, LLC	(5) (6) (8)	L + 5.50%	7.58%	08/27/2025	4,950	4,890	4,950	0.43
Integrity Marketing Acquisition, LLC	(5) (8) (13)	L + 5.50%	7.58%	08/27/2025	26,668	25,994	26,668	2.32
Keystone Agency Investors	(5) (6) (7)	S + 6.00%	9.55%	05/03/2027	5,510	5,434	5,325	0.46
Keystone Agency Investors	(5) (7) (13)	S + 6.00%	9.55%	05/03/2027	3,608	3,489	3,313	0.29
Oakbridge Insurance Agency, LLC	(5) (6) (7)	S + 5.75%	8.89%	12/31/2026	1,894	1,868	1,815	0.16
Oakbridge Insurance Agency, LLC	(5) (7) (13)	S + 5.75%	8.89%	12/31/2026	1,588	1,470	927	0.08
Oakbridge Insurance Agency, LLC	(5) (7) (13)	S + 5.75%	8.89%	12/31/2026	127	118	100	0.01
Patriot Growth Insurance Services, LLC	(5) (6) (8)	L + 5.50%	8.31%	10/16/2028	4,945	4,858	4,897	0.43
Patriot Growth Insurance Services, LLC	(5) (8) (13)	L + 5.50%	8.31%	10/16/2028	1,088	832	837	0.07
Patriot Growth Insurance Services, LLC	(5) (8) (13)	L + 5.50%	8.31%	10/16/2028	—	(8)	(5)	—
Peter C. Foy & Associates Insurance Services, LLC	(5) (6) (8)	L + 6.00%	8.38%	11/01/2028	6,700	6,623	6,372	0.55
Peter C. Foy & Associates Insurance Services, LLC	(5) (8) (13)	L + 6.00%	8.38%	11/01/2028	16,373	16,182	15,494	1.35
Peter C. Foy & Associates Insurance Services, LLC	(5) (8) (13)	L + 6.00%	8.38%	11/01/2027	—	(2)	(9)	—
RSC Acquisition, Inc.	(5) (8)	S + 5.50%	8.61%	10/30/2026	2,886	2,862	2,886	0.25
RSC Acquisition, Inc.	(5) (8)	S + 5.50%	8.61%	11/02/2026	7,816	7,744	7,816	0.68
RSC Acquisition, Inc.	(5) (8) (13)	S + 5.50%	8.61%	10/30/2026	3,465	3,109	3,465	0.30
USI, Inc.		L + 3.25%	6.92%	12/02/2026	4,218	4,213	4,052	0.35
World Insurance Associates, LLC	(5) (6) (7)	L + 5.75%	9.42%	04/01/2026	2,243	2,206	2,169	0.19
World Insurance Associates, LLC	(5) (7) (13)	L + 5.75%	9.42%	04/01/2026	18,831	18,073	16,672	1.45
						184,023	179,961	15.63
Interactive Media & Services
Arches Buyer, Inc.	(9)	L + 3.25%	6.37%	12/06/2027	2,475	2,466	2,220	0.19
Spectrio, LLC	(5) (13)	L + 6.00%	9.13%	12/09/2026	—	—	(309)	(0.03)

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Triple Lift, Inc.	(5) (6)	S + 5.50%	9.61%	05/06/2028	4,726	$4,638	$4,527	0.39%
						7,104	6,438	0.56
Internet & Direct Marketing Retail
PUG, LLC		L + 3.50%	6.62%	02/12/2027	4,962	4,956	4,292	0.37
IT Services
Donuts, Inc.	(5) (6) (7)	S + 6.00%	8.91%	12/29/2027	11,816	11,816	11,546	1.00
Donuts, Inc.	(5) (7) (13)	S + 6.00%	8.91%	12/29/2027	—	—	(127)	(0.01)
Endure Digital, Inc.	(8)	L + 3.50%	6.18%	02/10/2028	2,481	2,467	2,084	0.18
Govbrands Intermediate, Inc.	(5) (6) (8)	L + 5.50%	9.17%	08/04/2027	6,840	6,690	6,519	0.57
Govbrands Intermediate, Inc.	(5) (8) (13)	L + 5.50%	9.17%	08/04/2027	1,539	1,498	1,433	0.12
Govbrands Intermediate, Inc.	(5) (8) (13)	L + 5.50%	9.17%	08/04/2027	227	210	189	0.02
Imperva, Inc.	(7)	L + 4.00%	6.92%	01/12/2026	4,962	4,984	4,148	0.36
Long Term Care Group, Inc.	(5) (8)	L + 6.00%	8.82%	09/08/2027	11,443	11,231	10,982	0.95
MH Sub I, LLC	(7)	L + 3.75%	6.87%	09/13/2024	4,962	4,976	4,716	0.41
Red Planet Borrower, LLC	(9)	L + 3.75%	6.87%	10/02/2028	4,962	4,977	3,139	0.27
Redwood Services Group, LLC	(5) (8)	S + 6.00%	9.31%	06/15/2029	39,139	38,379	37,437	3.25
Redwood Services Group, LLC	(5) (8) (13)	S + 6.00%	9.31%	06/15/2029	—	(90)	(405)	(0.04)
						87,138	81,661	7.09
Leisure Products
GSM Acquisition Corp. (GSM Outdoors)	(5) (6) (7)	S + 5.00%	8.67%	11/16/2026	7,171	7,107	7,071	0.61
SRAM, LLC	(9)	L + 2.75%	5.87%	05/18/2028	2,152	2,154	2,028	0.18
						9,261	9,099	0.79
Life Sciences Tools & Services
Curia Global, Inc.	(8)	L + 3.75%	6.56%	08/30/2026	6,947	6,961	6,449	0.56
Machinery
Answer Acquisition, LLC	(5) (6) (7)	L + 5.75%	9.42%	12/30/2026	17,206	16,907	16,513	1.43
Answer Acquisition, LLC	(5) (7) (13)	L + 5.75%	9.42%	12/30/2026	—	(23)	(54)	—
Engineered Machinery Holdings, Inc.	(8)	L + 3.75%	7.42%	05/19/2028	2,481	2,493	2,382	0.21
Granite Holdings US Acquisition Co.		L + 4.00%	7.69%	09/30/2026	2,481	2,481	2,382	0.21
Madison IAQ, LLC	(9)	L + 3.25%	6.82%	06/21/2028	4,962	4,957	4,575	0.40
MHE Intermediate Holdings, LLC	(5) (7)	S + 6.25%	9.32%	07/21/2027	6,270	6,187	6,085	0.53
MHE Intermediate Holdings, LLC	(5) (7)	S + 6.25%	9.32%	07/21/2027	4,984	4,890	4,836	0.42
Vertical US Newco, Inc.	(9)	L + 3.50%	6.87%	07/30/2027	4,963	4,985	4,748	0.41
						42,877	41,467	3.60

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Media
Ascend Learning, LLC	(9)	L + 3.50%	6.62%	12/11/2028	4,969	$4,960	$4,576	0.40%
Recorded Books, Inc.		S + 4.00%	7.08%	08/29/2025	5,000	4,986	4,800	0.42
						9,946	9,376	0.81
Metals & Mining
Clydesdale Acquisition Holdings, Inc.	(9)	S + 4.18%	7.31%	04/13/2029	4,988	4,942	4,697	0.41
Oil, Gas & Consumable Fuels
Energy Labs Holdings Corp.	(5) (7)	S + 5.25%	7.36%	04/07/2028	7,390	7,286	7,242	0.63
Energy Labs Holdings Corp.	(5) (7) (13)	S + 5.25%	7.36%	04/07/2028	—	(6)	(18)	—
Energy Labs Holdings Corp.	(5) (7) (13)	S + 5.25%	7.36%	04/07/2028	341	324	317	0.03
						7,604	7,541	0.65
Personal Products
Conair Holdings, LLC	(9)	L + 3.75%	7.42%	05/17/2028	3,970	3,974	3,325	0.29
Pharmaceuticals
Cambrex Corporation	(8)	S + 3.60%	6.63%	12/04/2026	2,434	2,440	2,327	0.20
Packaging Coordinators Midco, Inc.	(8)	L + 3.75%	7.42%	11/30/2027	6,947	6,966	6,588	0.57
						9,406	8,915	0.77

Professional Services
Bullhorn, Inc.	(5) (7)	L + 5.75%	9.42%	09/30/2026	3,176	3,146	3,176	0.28
Bullhorn, Inc.	(5) (7)	L + 5.75%	9.42%	09/30/2026	363	360	363	0.03
Bullhorn, Inc.	(5) (7) (13)	L + 5.75%	9.42%	09/30/2026	66	64	66	0.01
GHX Ultimate Parent Corporation	(7)	L + 3.25%	6.13%	06/28/2024	3,969	3,969	3,810	0.33
KWOR Acquisition, Inc.	(5) (6) (8)	L + 5.25%	8.91%	12/22/2028	23,160	22,753	21,948	1.91
KWOR Acquisition, Inc.	(5) (8) (13)	L + 5.25%	8.91%	12/22/2028	—	(164)	(895)	(0.08)
KWOR Acquisition, Inc.	(5) (13)	P + 4.25%	8.91%	12/22/2027	283	270	232	0.02
Project Boost Purchaser, LLC	(5) (8)	S + 5.50%	8.41%	05/02/2029	11,632	11,521	11,531	1.00
Project Boost Purchaser, LLC	(5) (8) (13)	S + 5.50%	8.41%	05/02/2029	—	(11)	(21)	—
Project Boost Purchaser, LLC	(5) (8) (13)	S + 5.50%	8.41%	05/02/2028	—	(9)	(8)	—
Tempo Acquisition, LLC		S + 3.00%	6.03%	08/31/2028	4,963	4,986	4,825	0.42
						46,885	45,027	3.91

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Real Estate Management & Development
Associations, Inc.	(5) (7)	S + 6.50% (incl. 2.50% PIK)	8.88%	07/02/2027	12,999	$12,884	$12,393	1.08%
Associations, Inc.	(5) (7) (13)	S + 6.50% (incl. 2.50% PIK)	8.88%	07/02/2027	6,687	6,394	5,243	0.46
MRI Software, LLC	(5) (7)	L + 5.50%	9.17%	02/10/2026	1,920	1,912	1,879	0.16
MRI Software, LLC	(5) (7) (13)	L + 5.50%	9.17%	02/10/2026	—	(9)	(87)	(0.01)
Zarya Intermediate, LLC	(5) (7) (11)	S + 6.50%	10.02%	07/01/2027	27,237	27,237	27,237	2.37
Zarya Intermediate, LLC	(5) (7) (11) (13)	S + 6.50%	10.02%	07/01/2027	—	—	—	0.00
						48,418	46,665	4.05
Road & Rail
PODS, LLC	(8)	L + 3.00%	6.12%	03/31/2028	4,962	4,968	4,684	0.41
Software
Anaplan, Inc.	(5) (8)	S + 6.50%	9.53%	06/21/2029	50,000	49,028	48,915	4.25
Appfire Technologies, LLC	(5) (7) (13)	S + 5.50%	8.63%	03/09/2027	—	(47)	(262)	(0.02)
Appfire Technologies, LLC	(5) (7) (13)	S + 5.50%	8.63%	03/09/2027	48	40	25	—
Aptean, Inc.	(8)	L + 4.25%	7.32%	04/23/2026	6,022	6,017	5,740	0.50
Astra Acquisition Corp.	(9)	L + 5.25%	8.37%	10/25/2028	1,484	1,470	1,254	0.11
Bottomline Technologies, Inc.	(5) (8)	S + 5.50%	8.35%	05/14/2029	20,800	20,402	20,010	1.74
Bottomline Technologies, Inc.	(5) (8) (13)	S + 5.50%	8.35%	05/15/2028	—	(33)	(66)	(0.01)
Cloudera, Inc.	(9)	L + 3.75%	6.87%	10/08/2028	2,488	2,485	2,177	0.19
Delta TopCo, Inc.	(8)	L + 3.75%	6.83%	12/01/2027	5,298	5,303	4,785	0.42
ECI Macola Max Holding, LLC	(8)	L + 3.75%	7.42%	11/09/2027	4,962	4,971	4,686	0.41
Epicor Software Corporation	(8)	L + 3.25%	6.37%	07/30/2027	2,481	2,484	2,319	0.20
GoTo Group, Inc.		L + 4.75%	7.80%	08/31/2027	4,962	4,909	3,428	0.30
Greeneden U.S. Holdings II, LLC	(8)	L + 4.00%	7.12%	12/01/2027	3,980	3,978	3,779	0.33
GS AcquisitionCo, Inc.	(5) (7)	L + 5.75%	9.85%	05/22/2026	7,487	7,398	7,305	0.63
GS AcquisitionCo, Inc.	(5) (7) (13)	L + 5.75%	9.85%	05/22/2026	—	(6)	(12)	—
GS AcquisitionCo, Inc.	(5) (7) (13)	L + 5.75%	9.85%	05/22/2026	119	117	115	0.01
Hyland Software, Inc.	(8)	L + 3.50%	6.62%	07/01/2024	5,354	5,363	5,172	0.45
Imprivata, Inc.	(9)	L + 3.75%	6.87%	12/01/2027	6,569	6,567	6,322	0.55
Ivanti Software, Inc.	(8)	L + 4.25%	7.33%	12/01/2027	2,488	2,490	1,926	0.17
Kaseya, Inc.	(5) (8)	S + 5.75%	8.29%	06/25/2029	50,483	49,748	48,287	4.19
Kaseya, Inc.	(5) (8) (13)	S + 5.75%	8.29%	06/25/2029	—	(22)	(133)	(0.01)

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Kaseya, Inc.	(5) (8) (13)	S + 5.75%	8.29%	06/25/2029	—	$(44)	$(133)	(0.01)%
LegitScript	(5) (8)	S + 5.75%	8.80%	06/24/2029	27,083	26,557	25,989	2.26
LegitScript	(5) (8) (13)	S + 5.75%	8.80%	06/24/2029	—	(164)	(715)	(0.06)
LegitScript	(5) (8) (13)	S + 5.75%	8.80%	06/24/2028	417	317	206	0.02
Magenta Buyer, LLC	(8)	L + 4.75%	7.87%	07/27/2028	4,975	4,958	4,477	0.39
Maverick Bidco, Inc.	(8)	L + 3.75%	6.56%	05/18/2028	3,980	3,961	3,781	0.33
Mediaocean, LLC	(9)	L + 3.50%	6.62%	12/15/2028	1,990	1,997	1,862	0.16
Matrix Parent, Inc.	(5) (6)	S + 5.00%	8.10%	03/01/2029	12,968	12,846	12,488	1.08
Montana Buyer, Inc.	(5) (8)	L + 5.75%	8.70%	07/22/2029	27,002	26,470	25,913	2.25
Montana Buyer, Inc.	(5) (8) (13)	L + 5.75%	8.70%	07/22/2028	—	(58)	(123)	(0.01)
Netwrix Corporation And Concept Searching, Inc.	(5) (8)	S + 5.00%	7.90%	06/11/2029	16,272	16,116	15,397	1.34
Netwrix Corporation And Concept Searching, Inc.	(5) (8) (13)	S + 5.00%	7.90%	06/11/2029	593	554	125	0.01
Netwrix Corporation And Concept Searching, Inc.	(5) (8) (13)	S + 5.00%	7.90%	06/11/2029	—	(15)	(82)	(0.01)
Oak Purchaser, Inc.	(5) (8)	S + 5.50%	9.48%	04/28/2028	8,375	8,296	8,207	0.71
Oak Purchaser, Inc.	(5) (8) (13)	S + 5.50%	9.48%	04/28/2028	1,876	1,824	1,764	0.15
Oak Purchaser, Inc.	(5) (8) (13)	S + 5.50%	9.48%	04/28/2028	—	(10)	(22)	—
Panther Commercial Holdings LP	(9)	L + 4.50%	7.31%	01/07/2028	2,481	2,487	2,281	0.20
Polaris Newco, LLC	(9)	L + 4.00%	7.67%	06/02/2028	4,962	4,980	4,568	0.40
Project Leopard Holdings, Inc.	(9) (10) (11)	S + 5.25%	7.83%	07/20/2029	22,280	20,758	19,894	1.73
Proofpoint, Inc.	(9)	L + 3.25%	6.32%	08/31/2028	2,646	2,637	2,479	0.22
Quest Software US Holdings, Inc.		S + 4.25%	6.98%	02/01/2029	4,000	3,974	2,930	0.25
Revalize, Inc.	(5) (7) (13)	L + 5.75%	9.42%	04/15/2027	4,811	4,740	4,245	0.37
Revalize, Inc.	(5) (7)	L + 5.75%	9.42%	04/15/2027	709	703	675	0.06
Riskonnect Parent, LLC	(5) (8)	S + 5.50%	9.73%	12/07/2028	4,558	4,470	4,470	0.39
Riskonnect Parent, LLC	(5) (8) (13)	S + 5.50%	9.73%	12/07/2028	—	(63)	(63)	(0.01)
Securonix, Inc.	(5) (8)	S + 6.50%	8.62%	04/05/2028	21,010	20,666	20,119	1.75
Securonix, Inc.	(5) (8) (13)	S + 6.50%	8.62%	04/05/2028	—	(61)	(160)	(0.01)
Skopima Merger Sub, Inc.	(9)	L + 4.00%	7.12%	05/12/2028	2,481	2,487	2,294	0.20
Sophia, L.P.	(9)	L + 3.50%	7.17%	10/07/2027	5,459	5,455	5,240	0.46
Sovos Compliance, LLC	(9)	L + 4.50%	7.62%	08/11/2028	1,986	2,000	1,890	0.16
Trunk Acquisition, Inc.	(5) (6) (7)	L + 5.75%	9.64%	02/19/2027	6,806	6,745	6,426	0.56
Trunk Acquisition, Inc.	(5) (7) (13)	L + 5.75%	9.64%	02/19/2026	—	(5)	(36)	—
Ultimate Software Group, Inc. (The)		L + 3.75%	6.87%	05/04/2026	4,962	4,972	4,720	0.41
Veritas US, Inc.	(7)	L + 5.00%	8.67%	09/01/2025	4,958	4,969	3,915	0.34

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Vision Solutions, Inc.	(8)	L + 4.00%	6.78%	04/24/2028	4,962	$4,961	$4,317	0.37%
						373,142	355,110	30.84
Specialty Retail
Wheel Pros, LLC	(8)	L + 4.50%	7.55%	05/11/2028	2,481	2,484	1,813	0.16
Wireless Telecommunication Services
CCI Buyer, Inc.	(8)	L + 4.00%	7.55%	12/17/2027	2,977	2,930	2,800	0.24
Total First Lien Debt						$1,753,207	$1,687,776	146.56%

Second Lien Debt
Air Freight & Logistics
Omni Intermediate Holdings, LLC	(5) (7)	S + 9.00%	12.64%	12/30/2027	16,500	$16,023	$15,827	1.37%
Health Care Providers & Services
Heartland Veterinary Partners, LLC	(5) (7)	L + 8.00%	10.94%	12/10/2027	360	354	333	0.03
Heartland Veterinary Partners, LLC	(5) (7) (13)	L + 8.00%	10.94%	12/10/2027	132	129	121	0.01
						483	454	0.04
Software
Matrix Parent, Inc.	(5) (8)	S + 8.00%	11.10%	03/01/2030	10,667	10,489	9,897	0.86
Total Second Lien Debt						$26,995	$26,178	2.27%

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Interest Rate(3)	Acquisition Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Preferred Equity
FORTIS Solutions Group, LLC	(5) (12)	12.25%	06/24/2022	3,000,000	$2,925	$3,040	0.26%
Knockout Intermediate Holdings I, Inc.	(5) (12)	11.75%	06/25/2022	9,990	9,740	10,520	0.91
Revalize, Inc.	(5) (12)	11.75%	04/14/2022	885	868	928	0.08
Riskonnect Parent, LLC.	(5) (12)	S + 10.50%	07/07/2022	10,358,600	10,151	10,151	0.88
Total Preferred Equity					$23,684	$24,639	2.14%

Common Equity
Amerilife Holdings, LLC	(5) (12)		09/01/2022	9,493	$262	$262	0.02%
LUV Car Wash	(5) (12)		04/06/2022	992	992	992	0.09
Total Common Equity					$1,254	$1,254	0.11%
Total Other Securities					$24,938	$25,893	2.25%
Total Portfolio Investments					$1,805,140	$1,739,847	151.08%

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2022
(In thousands)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of September 30, 2022, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2022, the Company is not an “affiliated person” of any of its portfolio companies.

(2)	Unless otherwise indicated, the Company's investments are pledged as collateral supporting the amounts outstanding under the Truist Credit Facility (as defined below). See Note 6 "Debt".
(3)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either EURIBOR ("E"), LIBOR ("L") or SOFR ("S") or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2022. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2022. As of September 30, 2022, the reference rates for our variable rate loans were the 3-month E at 1.17% , 1-month L at 3.14%, 3-month L at 3.75%, the 6-month L at 4.23%, 1-month S at 2.48%, 3-month S at 2.13% and the P at 6.25%.

(4)	The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(5)	These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Company’s Valuation Designee (the “Valuation Designee”) (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(6)	Assets or a portion thereof are pledged as collateral for the Wells Fargo Funding Facility (as defined below). See Note 6 “Debt”.
(7)	Loan includes interest rate floor of 1.00%.
(8)	Loan includes interest rate floor of 0.75%.
(9)	Loan includes interest rate floor of 0.50%.
(10)	Position or portion thereof unsettled as of September 30, 2022.
(11)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2022 non-qualifying assets represented 6.3% of total assets as calculated in accordance with regulatory requirements.

(12)
Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities”. As of September 30, 2022, the aggregate fair value of these securities is $25,893 or 2.2% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(13)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of September 30, 2022.

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
48Forty Solutions, LLC	0.50%	Revolver	11/30/2026	$1,683	$(30)
ABB Concise Optical Group, LLC	0.50%	Revolver	02/23/2028	132	(6)
Abracon Group Holdings, LLC	1.00%	Delayed Draw Term Loan	07/06/2024	4,327	(41)
Abracon Group Holdings, LLC	0.50%	Revolver	07/06/2028	1,731	(33)
Advarra Holdings, Inc.	1.00%	Delayed Draw Term Loan	08/26/2024	1,191	(10)
Answer Acquisition, LLC	0.50%	Revolver	12/30/2026	1,334	(54)
Appfire Technologies, LLC	0.50%	Delayed Draw Term Loan	06/13/2024	6,704	(262)
Appfire Technologies, LLC	0.50%	Revolver	03/09/2027	548	(21)
Applitools, Inc.	0.50%	Revolver	05/25/2028	1,400	(33)
Associations, Inc.	1.00%	Delayed Draw Term Loan	06/10/2024	24,315	(1,133)
Athenahealth, Inc.	3.50%	Delayed Draw Term Loan	02/15/2029	725	(77)
Bottomline Technologies, Inc.	0.50%	Revolver	05/15/2028	1,733	(66)
Bullhorn, Inc.	0.50%	Revolver	09/30/2026	77	—

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
DCA Investment Holdings, LLC	1.00%	Delayed Draw Term Loan	03/02/2023	$829	$(35)
Donuts, Inc.	1.00%	Delayed Draw Term Loan	08/14/2023	5,541	(127)
Dwyer Instruments, Inc.	1.00%	Delayed Draw Term Loan	07/01/2024	5,466	(49)
Dwyer Instruments, Inc.	0.50%	Revolver	07/21/2027	2,306	(44)
Energy Labs Holdings Corp.	1.00%	Delayed Draw Term Loan	04/13/2023	896	(18)
Energy Labs Holdings Corp.	0.50%	Revolver	04/07/2028	854	(17)
Excelitas Technologies Corp.	1.00%	Delayed Draw Term Loan	08/11/2024	6,190	(61)
Excelitas Technologies Corp.	0.50%	Revolver	08/14/2028	1,816	(35)
FLS Holding, Inc.	0.50%	Revolver	12/17/2027	833	(19)
Fortis Solutions Group, LLC	0.50%	Delayed Draw Term Loan	10/15/2023	215	—
Fortis Solutions Group, LLC	0.50%	Delayed Draw Term Loan	06/24/2024	13,000	—
Fortis Solutions Group, LLC	0.50%	Revolver	10/15/2027	600	—
Foundation Risk Partners Corp.	1.00%	Delayed Draw Term Loan	04/14/2024	5,385	(87)
Foundation Risk Partners Corp.	0.50%	Revolver	10/29/2027	618	(10)
Galway Borrower, LLC	0.50%	Delayed Draw Term Loan	09/30/2023	1,586	(69)
Galway Borrower, LLC	0.50%	Revolver	09/30/2027	2,014	(87)
Gateway US Holdings, Inc.	1.00%	Delayed Draw Term Loan	04/15/2024	588	(12)
Gateway US Holdings, Inc.	0.50%	Revolver	09/22/2024	204	(4)
Govbrands Intermediate, Inc.	1.00%	Delayed Draw Term Loan	08/04/2023	718	(34)
Govbrands Intermediate, Inc.	0.50%	Revolver	08/04/2027	591	(28)
GraphPad Software, LLC	0.50%	Delayed Draw Term Loan	04/27/2027	4,412	(150)
GS AcquisitionCo, Inc.	0.50%	Delayed Draw Term Loan	11/03/2022	475	(12)
GS AcquisitionCo, Inc.	0.50%	Revolver	05/22/2026	51	(1)
Heartland Home Services	0.75%	Delayed Draw Term Loan	08/10/2023	9,965	(311)
Heartland Veterinary Partners, LLC	0.50%	Delayed Draw Term Loan	01/17/2023	3,616	(106)
Heartland Veterinary Partners, LLC	0.50%	Revolver	12/10/2026	519	(15)
Higginbotham Insurance Agency, Inc.	1.00%	Delayed Draw Term Loan	11/25/2026	2,486	(69)
High Street Buyer, Inc.	1.00%	Delayed Draw Term Loan	08/11/2023	22,073	(645)
Icebox Holdco III, Inc.	3.75%	Delayed Draw Term Loan	12/22/2028	429	(28)
Integrity Marketing Acquisition, LLC	1.00%	Delayed Draw Term Loan	06/21/2024	21,242	—
KPSKY Acquisition, Inc.	1.00%	Delayed Draw Term Loan	06/17/2024	11,025	—
KWOR Acquisition, Inc.	1.00%	Delayed Draw Term Loan	06/22/2024	17,106	(895)
KWOR Acquisition, Inc.	0.50%	Revolver	12/22/2027	693	(36)
Kaseya, Inc.	0.50%	Delayed Draw Term Loan	06/22/2024	3,064	(133)
Kaseya, Inc.	0.50%	Revolver	06/25/2029	3,064	(133)
Keystone Agency Investors	1.00%	Delayed Draw Term Loan	06/03/2024	5,151	(173)
LUV Car Wash Group, LLC	1.00%	Delayed Draw Term Loan	03/14/2024	2,639	(69)
LegitScript	1.00%	Delayed Draw Term Loan	06/24/2024	17,708	(715)

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
LegitScript	0.50%	Revolver	06/24/2028	$4,792	$(194)
Lightspeed Solution, LLC	0.50%	Delayed Draw Term Loan	03/01/2024	4,878	(209)
MRI Software, LLC	0.50%	Delayed Draw Term Loan	03/24/2023	4,075	(87)
Magnolia Wash Holdings	0.50%	Delayed Draw Term Loan	01/14/2024	928	(13)
Mammoth Holdings, LLC	0.50%	Delayed Draw Term Loan	10/29/2023	1,431	—
Mantech International CP	0.50%	Delayed Draw Term Loan	09/14/2024	5,200	(52)
Mantech International CP	0.50%	Revolver	09/14/2028	2,699	(54)
Medical Solutions Holdings, Inc.	3.50%	Delayed Draw Term Loan	11/01/2028	759	(38)
Montana Buyer, Inc.	0.50%	Revolver	07/22/2028	3,048	(123)
Netwrix Corporation And Concept Searching, Inc.	0.50%	Delayed Draw Term Loan	06/09/2024	8,113	(436)
Netwrix Corporation And Concept Searching, Inc.	0.50%	Revolver	06/11/2029	1,521	(82)
Oak Purchaser, Inc.	0.50%	Delayed Draw Term Loan	04/28/2024	3,707	(75)
Oak Purchaser, Inc.	0.50%	Revolver	04/28/2028	1,117	(22)
Oakbridge Insurance Agency, LLC	1.00%	Delayed Draw Term Loan	03/31/2024	14,225	(595)
Oakbridge Insurance Agency, LLC	0.50%	Revolver	12/31/2026	507	(21)
Omni Intermediate Holdings, LLC	1.00%	Delayed Draw Term Loan	02/01/2023	1,094	(54)
Omni Intermediate Holdings, LLC	0.50%	Revolver	12/30/2025	710	(35)
Patriot Growth Insurance Services, LLC	1.00%	Delayed Draw Term Loan	10/14/2023	568	(5)
Patriot Growth Insurance Services, LLC	0.75%	Delayed Draw Term Loan	07/08/2024	24,426	(235)
Patriot Growth Insurance Services, LLC	0.50%	Revolver	10/16/2028	468	(5)
Peter C. Foy & Associates Insurance Services, LLC	1.00%	Delayed Draw Term Loan	12/14/2023	1,575	(77)
Peter C. Foy & Associates Insurance Services, LLC	0.50%	Revolver	11/01/2027	185	(9)
Portfolio Group	1.00%	Delayed Draw Term Loan	12/02/2025	2,367	(91)
Project Boost Purchaser, LLC	1.00%	Delayed Draw Term Loan	05/02/2024	2,406	(21)
Project Boost Purchaser, LLC	0.50%	Revolver	05/02/2028	963	(8)
QW Holding Corporation	1.00%	Delayed Draw Term Loan	05/02/2024	2,498	(78)
QW Holding Corporation	0.50%	Revolver	08/31/2026	4,583	(143)
RSC Acquisition, Inc.	0.50%	Delayed Draw Term Loan	05/31/2024	35,478	—
Redwood Services Group, LLC	0.00%	Delayed Draw Term Loan	12/22/2023	9,311	(405)
Revalize, Inc.	0.50%	Delayed Draw Term Loan	06/13/2023	6,943	(335)
Riskonnect Parent, LLC	0.50%	Delayed Draw Term Loan	07/07/2024	6,529	(63)
Securonix, Inc.	0.50%	Revolver	04/05/2028	3,782	(160)
Sherlock Buyer Corp.	1.00%	Delayed Draw Term Loan	02/08/2023	2,053	(58)
Sherlock Buyer Corp.	0.50%	Revolver	12/08/2027	821	(23)
Smarsh, Inc.	1.00%	Delayed Draw Term Loan	02/18/2024	1,071	(35)
Smarsh, Inc.	0.50%	Revolver	02/16/2029	268	(9)
Sonny's Enterprises, LLC	1.00%	Delayed Draw Term Loan	11/30/2022	2,862	(133)
Spectrio, LLC	0.75%	Delayed Draw Term Loan	01/30/2023	12,500	(309)

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Spotless Brands, LLC	1.00%	Delayed Draw Term Loan	07/25/2023	$1,409	$(20)
Spotless Brands, LLC	1.00%	Delayed Draw Term Loan	07/25/2023	1,973	(19)
Spotless Brands, LLC	0.50%	Revolver	07/25/2028	216	(4)
Stepping Stones Healthcare Services, LLC	1.00%	Delayed Draw Term Loan	01/02/2029	1,125	(60)
Stepping Stones Healthcare Services, LLC	0.50%	Revolver	12/30/2026	600	(32)
Summit Buyer, LLC	1.00%	Delayed Draw Term Loan	07/15/2024	7,309	(69)
Sweep Purchaser, LLC	0.50%	Delayed Draw Term Loan	05/05/2024	1,131	(63)
Tamarack Intermediate, LLC	0.50%	Revolver	03/13/2028	2,475	(125)
Tank Holding Corp.	0.50%	Revolver	03/31/2028	1,867	(82)
Trunk Acquisition, Inc.	0.50%	Revolver	02/19/2026	643	(36)
V Global Holdings, LLC	0.50%	Revolver	12/22/2025	1,735	(88)
VRC Companies, LLC	0.75%	Delayed Draw Term Loan	01/06/2024	14,081	(204)
Vardiman Black Holdings, LLC	1.25%	Revolver	03/18/2024	898	(51)
World Insurance Associates, LLC	1.00%	Delayed Draw Term Loan	11/26/2023	46,415	(1,536)
Zarya Intermediate, LLC	0.50%	Revolver	07/01/2027	2,807	—
Total First Lien Debt Unfunded Commitments				$487,013	$(12,674)
Second Lien Debt
Heartland Veterinary Partners, LLC	1.00%	Delayed Draw Term Loan	01/17/2023	$8	$(1)
Total Second Lien Debt Unfunded Commitments				$8	$(1)
Total Unfunded Commitments				$487,021	$(12,675)

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund LLC
Notes to the Consolidated Financial Statements (Unaudited)
September 30, 2022
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
The Company is conducting a continuous private offering of its units in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. The Company has offered and intends to initially offer one class of units, Class S Units (the “Class S Units” or the “Units”) in its continuous private offering. The Company applied for exemptive relief from the SEC that, if granted, will permit the Company to issue multiple classes of its units with varying sales loads, contingent deferred sales charges, and/or asset-based service and/or distribution fees, the details for which will be finalized at a later date at the Company’s discretion
The Company has formed wholly-owned subsidiaries for the purpose of holding certain investments in portfolio companies made by the Company. As of September 30, 2022, the Company’s wholly-owned subsidiaries were formed as Delaware limited liability companies and included: PIF CA SPV LLC (“CA SPV”), NHPIF Equity Holdings SPV LLC (“NHPIF Equity Holdings”), PIF Financing SPV LLC (“PIF SPV LLC”) and Broadway Funding Holdings, LLC (“Broadway Holdings,” and collectively with CA SPV, NHPIF Equity Holdings and PIF SPV LLC, the “subsidiaries”). The Company consolidates its wholly-owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary’s formation.
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
The consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures for annual audited consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of the consolidated financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that the Company may ultimately achieve for the year ending December 31, 2022.
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
Foreign Currency Translation
The functional currency of the Company is the U.S. Dollar. Investments denominated in foreign currencies are translated into U.S. Dollars based upon currency exchange rates effective on the last business day of the current reporting period. Net changes in fair value of investments due to foreign exchange rates fluctuation is recorded as change in unrealized appreciation (depreciation) from translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations. Investment and non-investment activities denominated in foreign currencies, including purchase and sales of investments, borrowings and repayments of debt, income and expenses, are translated into U.S. dollars based upon currency exchange rates prevailing on the transaction dates.
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
The Company’s Board of Directors (the “Board of Directors” or the “Board”), with the assistance of the Company’s audit committee (the “Audit Committee”), determines the fair value of the Company’s investments in accordance with ASC Topic 820, Fair Value Measurements (“ASC 820”) issued by FASB. The Board of Directors has delegated to the Investment Adviser as valuation designee (the “Valuation Designee”) the responsibility of determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors, pursuant to Rule 2a-5 under the 1940 Act. As such, the Valuation Designee is charged with determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors. ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value is a market-based measurement, not an entity-specific measurement. For some investments, observable market transactions or market information might be available. For other investments, observable market transactions and market information might not be available. However, the objective of a fair value measurement in both cases is the same—to estimate the price when an orderly transaction to sell the investment would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant.
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
Organization and Offering Costs
Costs associated with the organization of the Company are expensed as incurred. These costs consist primarily of legal fees and other costs of organizing the Company. Costs associated with the offering of units are capitalized as “deferred offering costs” on the Statement of Financial Condition and amortized over a twelve-month period from incurrence of such offering of Units. These costs consist primarily of legal fees and other costs incurred in connection with the Company’s continuous private offerings of its Class S Units. As of September 30, 2022 and December 31, 2021, organization and offering costs are included in payable to affiliates and accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.
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
Deferred Financing Costs
Deferred financing costs represent upfront fees, legal and other direct incremental costs incurred in connection with the Company’s borrowings. These costs are deferred and will be amortized over the life of the related borrowings using the straight-line method. Deferred financing costs related to revolving credit facilities are presented separately as an asset on the Company’s Consolidated Statements of Financial Condition.
Income Taxes
The Company intends to elect to be treated as a RIC under Subchapter M of the Code. So long as the Company maintains its status as a RIC, it generally will not pay corporate U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its unitholders as distributions.
In order to qualify as a RIC, the Company must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay income taxes only on the portion of its taxable income and gains it does not distribute.
The minimum distribution requirements applicable to RICs require the Company to distribute to its unitholders at least 90% of its investment company taxable income (the “ICTI”), as defined by the Code, each year. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year distributions into the next tax year. Any such carryover ICTI must be distributed before the end of that next tax year through a distribution declared prior to filing the final tax return related to the year which generated such ICTI.
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
For the three and nine months ended September 30, 2022, and for the three months ended September 30, 2021 and for the period from March 4, 2021 (inception) to September 30, 2021, the Company did not incur any U.S. federal excise tax.
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
The Company pays the Investment Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee will ultimately be borne by the unitholders.
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
For the three and nine months ended September 30, 2022, base management fees were $3,523 and $7,357 and the Investment Adviser irrevocably agreed to waive $1,706 and $5,540, respectively. For the three months ended September 30, 2021 and for the period from March 4, 2021 (inception) to September 30, 2021, no base management fees were accrued to the Investment Adviser because the Company had not yet commenced investment operations. As of September 30, 2022, $1,817 was payable to the Investment Adviser relating to base management fees. As of December 31, 2021, there was no base management fees payable to the Investment Adviser.
Incentive Fee
The Company also pays the Investment Adviser an incentive fee consisting of two parts. The first part is determined and paid quarterly based on pre-incentive fee net investment income and the second part is determined and payable in arrears based on net capital gains as of the end of each calendar year or upon termination of the Investment Advisory Agreement.
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
The Investment Adviser has agreed to irrevocably waive 65% of its incentive fee based on net investment income through December 31, 2022.
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
For the three and nine months ended September 30, 2022, income based incentive fees were $3,105 and $3,869 and the Investment Adviser irrevocably agreed to waive $3,105 and $3,869, respectively. For the three months ended September 30, 2021 and for the period from March 4, 2021 (inception) to September 30, 2021, no income based incentive fee net of waiver was accrued to the Investment Adviser because the Company had not yet commenced investment operations. For the three and nine months ended September 30, 2022, no capital gains incentive fee was accrued to the Investment Adviser. For the three months ended September 30, 2021 and for the period from March 4, 2021 (inception) to September 30, 2021, no capital gains incentive fee was accrued to the Investment Adviser because the Company had not yet commenced investment operations. The Investment Advisory Agreement does not include unrealized capital appreciation for purposes of calculating the amount payable to the Investment Adviser. Amounts due related to unrealized capital appreciation, if any, will not be paid to the Investment Adviser until realized under the terms of the Investment Advisory Agreement and determined based on the calculation. Incentive fees on Cumulative Capital Gains crystallize at calendar year-end. As of September 30, 2022 and December 31, 2021, there was no income based incentive fee payable or capital gains incentive fee payable to the Investment Adviser.
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

For the three and nine months ended September 30, 2022, the Company incurred $30 and $90 of expenses under the Administration Agreement, which were recorded in administrative service expenses on the Consolidated Statements of Operations. For the three months ended September 30, 2021 and for the period from March 4, 2021 (inception) to September 30, 2021, the Company did not incur any expenses under the Administration Agreement, which were recorded in administrative service expenses on the Consolidated Statements of Operations. Amounts unpaid and included in the payable to affiliates on the Consolidated Statements of Financial Condition as of September 30, 2022 were $90.
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
For the three and nine months ended September 30, 2022, the Company incurred $2,396 and $5,008 expenses under the MSDI Agreement, which were recorded in servicing fees on the Consolidated Statements of Operations. For the three months ended September 30, 2021 and for the period from March 4, 2021 (inception) to September 30, 2021, the Company did not incur any expenses under the MSDI Agreement, which were recorded in servicing fees on the Consolidated Statements of Operations. Amounts unpaid and included in the payable to affiliates on the Consolidated Statements of Financial Condition as of September 30, 2022 were $1,712.
Expense Support and Conditional Reimbursement Agreement
On November 30, 2021, the Company entered into an Expense Support and Conditional Reimbursement Agreement with the Investment Adviser, which was subsequently amended on March 15, 2022 (as amended, the “Expense Support Agreement”). The Investment Adviser may elect to pay certain of the Company’s expenses on its behalf (each, an “Expense Payment”), provided that no portion of the payment will be used to pay any of the Company’s interest expense and/or unitholder servicing fees. The Investment Adviser has agreed to make Expense Payments on the Company’s behalf through September 30, 2022. The Expense Support Agreement may require the Company to repay the Investment Adviser for previously waived reimbursement of expense payments under certain circumstances. The previously waived expenses are potentially subject to repayment by the Company, if at all, within a period not to exceed three years from the date of the relevant waiver.
For the three and nine months ended September 30, 2022, expense support were $900 and $2,220 under the Expense Support Agreement, which were recorded in expense support on the Consolidated Statements of Operations. For the three months ended September 30, 2021 and for the period from March 4, 2021 (inception) to September 30, 2021, the Company did not incur any expense support under the Expense Support Agreement, which were recorded in expense support on the Consolidated Statements of Operations.
MS Credit Partners Holdings, Inc. Investment
MS Credit Partners Holdings, Inc., an indirect, wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, has entered into subscription agreements and has made capital contributions at the closings of the Company’s continuous private offering through September 30, 2022, representing an aggregate capital contribution of $25,000, in exchange for 1,256,051 Class S Units, which represents 3% of the outstanding Class S Units as of September 30, 2022. Because MS Credit Partners Holdings, Inc. has made an aggregate capital contribution of $25,000 as of the date of this Report, MS Credit Partners Holdings, Inc. has no further obligation, contractual or otherwise, to support us.
(4) Investments
The composition of the Company’s investment portfolio was as follows:

	September 30, 2022
	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,753,207	$1,687,776	97.0%
Second Lien Debt	26,995	26,178	1.5
Other Securities	24,938	25,893	1.5
Total	$1,805,140	$1,739,847	100.0%

The industry composition of investments at fair value was as follows:

September 30, 2022
Aerospace & Defense	1.5%
Air Freight & Logistics	4.4
Auto Components	0.9
Automobiles	0.8
Beverages	0.3
Biotechnology	0.4
Building Products	0.8
Chemicals	2.8
Commercial Services & Supplies	6.4
Construction & Engineering	0.7
Construction Materials	0.3
Consumer Finance	0.3
Containers & Packaging	1.3
Distributors	4.8
Diversified Consumer Services	5.9
Diversified Financial Services	1.3
Electrical Equipment	0.2
Electronic Equipment, Instruments & Components	2.8
Entertainment	0.2
Food & Staples Retailing	0.4
Health Care Equipment & Supplies	0.3
Health Care Providers & Services	8.0
Health Care Technology	3.2
Hotels, Restaurants & Leisure	0.3
Household Products	0.3
Industrial Conglomerates	2.5
Insurance Services	10.3
Interactive Media & Services	0.4
Internet & Direct Marketing Retail	0.3
IT Services	4.7
Leisure Products	0.5
Life Sciences Tools & Services	0.4
Machinery	2.4
Media	0.5
Metals & Mining	0.3
Oil, Gas & Consumable Fuels	0.4
Personal Products	0.2
Pharmaceuticals	0.5
Professional Services	2.6
Real Estate Management & Development	2.7
Road & Rail	0.3
Software	22.1
Specialty Retail	0.1
Wireless Telecommunication Services	0.2
Total	100.0%

The geographic composition of investments at cost and fair value was as follows:

	September 30, 2022
	Cost	Fair Value	% of Total Investments at Fair Value
Australia	$22,342	$21,473	1.2%
Canada	22,402	22,217	1.3
United Kingdom	4,954	4,284	0.3
United States	1,755,442	1,691,873	97.2
Total	$1,805,140	$1,739,847	100.0%
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
Pursuant to the framework set forth above, the Company values securities traded in active markets on the measurement date by multiplying the exchange closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. The Company may also obtain quotes with respect to certain of the investments from pricing services, brokers or dealers' quotes, or counterparty marks in order to value liquid assets that are not traded in active markets. Pricing services aggregate, evaluate and report pricing from a variety of sources including observed trades of identical or similar securities, broker or dealer quotes, model-based valuations and internal fundamental analysis and research. When doing so, the Company determines whether the quote obtained is sufficient according to U.S. GAAP to determine the fair value of the security. If determined adequate, the Company uses the quote obtained.
Securities that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Valuation Designee or the Board of Directors, does not represent fair value, each is valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment but include comparable public market valuations, comparable precedent transaction valuations and discounted cash flow analyses. Non-controlled debt investments are generally fair valued using discounted cash flow technique. Expected cash flows are projected based on contractual terms and discounted back to the measurement date based on a discount rate. Discount rate is determined based upon an assessment of current and expected yields for similar investments and risk profiles. Non-controlled equity investments are generally fair valued using a market approach and/or an income approach. The market approach typically utilizes market value multiples of comparable publicly traded companies. The income approach typically utilizes a discounted cash flow analysis of the portfolio company. The Valuation Designee, under the supervision of the Board of Directors, undertakes a multi-step valuation process each quarter, as described below:

1)each portfolio company or investment is initially valued by using a standardized template designed to approximate fair market value based on observable market inputs and updated credit statistics and unobservable inputs;
2)preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of members of the Investment Adviser’s senior management;
3)the Board of Directors or Valuation Designee engages independent third-party valuation firms to provide positive assurance on a portion of the Company’s illiquid investments each quarter (such that each illiquid investment will be reviewed by an independent valuation firm at least once on a rolling twelve month basis) including review of management’s preliminary valuation and conclusion of fair value;
4)the Audit Committee reviews the assessments of the Investment Adviser and the independent third-party valuation firm and provide the Board of Directors with recommendations with respect to the fair value of each investment in the Company’s portfolio; and
5)the Board of Directors discusses the valuation recommendations of the Audit Committee and determine the fair value of each investment in the Company’s portfolio in good faith based on the input of the Valuation Designee and, where applicable, the third-party valuation firm.
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
The Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.
The following table presents the fair value hierarchy of the investments as of:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$458,695	$1,229,081	$1,687,776
Second Lien Debt	—	—	26,178	26,178
Other Securities	—	—	25,893	25,893
Total	$—	$458,695	$1,281,152	$1,739,847
The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended September 30, 2022:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$915,123	$26,670	$14,593	$956,386
Purchases of investments	393,039	42	10,414	403,495
Proceeds from principal repayments and sales of investments	(8,764)	—	—	(8,764)
Accretion of discount/amortization of premium	1,069	21	—	1,090
Payment-in-kind	40	—	—	40
Net change in unrealized appreciation (depreciation)	(17,472)	(555)	886	(17,141)
Net realized gains (losses)	—	—	—	—
Transfers into/out of Level 3	(53,954)	—	—	(53,954)
Fair value, end of period	$1,229,081	$26,178	$25,893	$1,281,152

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2022	$(17,426)	$(555)	$886	$(17,095)

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the nine months ended September 30, 2022:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$—	$—	$—	$—
Purchases of investments	1,269,171	26,967	24,938	1,321,076
Proceeds from principal repayments and sales of investments	(15,747)	—	—	(15,747)
Accretion of discount/amortization of premium	1,667	28	—	1,695
Payment-in-kind	50	—	—	50
Net change in unrealized appreciation (depreciation)	(26,062)	(817)	955	(25,924)
Net realized gains (losses)	2	—	—	2
Transfers into/out of Level 3	—	—	—	—
Fair value, end of period	$1,229,081	$26,178	$25,893	$1,281,152

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2022	$(26,062)	$(817)	$955	$(25,924)
The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	September 30, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
				Low	High
Investments in first lien debt	$1,229,081	Yield Analysis	Discount Rate	8.10%	14.60%	10.84%
Investments in second lien debt	26,178	Yield Analysis	Discount Rate	14.18%	15.35%	14.90%
Investments in other securities:
Preferred equity	24,639	Income Approach	Discount Rate	9.10%	14.98%	12.23%
Common equity	1,254	Market Approach	EBITDA Multiple	11.21x	12.10x	11.91x
Total investment in other securities	25,893
Total Investments	$1,281,152
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
(6)Debt
ING Facility
On February 1, 2022, February 4, 2022, February 8, 2022, July 7, 2022, and September 28, 2022, the Company entered into, and subsequently amended, a Senior Secured Revolving Credit Agreement (as amended, restated, supplemented or otherwise modified from time to time, the “ING Facility”) with the Company, as a borrower, ING, as administrative agent, Sumitomo Mitsui Banking Corporation and MUFG Union Bank, N.A., as joint lead arrangers, and the lenders from time to time party thereto. Pursuant to the ING Facility, the lenders have agreed to extend credit to the Company in an aggregate principal amount of up to $925,000, subject to availability under a borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness. Maximum capacity under the ING Facility may be increased to $1,000,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The availability period of the ING Facility will terminate on February 1, 2026 and the Facility will mature on February 1, 2027.
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Borrowings under the ING Facility bear interest at a per annum rate equal to, (x) for loans for which the Company elects the base rate option, the “alternate base rate” (which is the highest of (a) the prime rate as publicly announced by The Wall Street Journal, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions, as published by the Federal Reserve Bank of New York plus (ii) 0.5%, and (c) one month SOFR plus 1% per annum) plus (A) 0.75% or (B) 0.875%, based on certain borrowing base conditions, and (y) for loans for which the Company elects the SOFR option, the applicable SOFR rate for the related interest period for such borrowing plus (A) 1.75% per annum or (B) 1.875% per annum, depending on certain borrowing base conditions. The Company will pay an unused fee of

0.375% per annum on the daily unused amount of the revolver commitments. As of September 30, 2022, the Company was in compliance with all covenants and other requirements of the ING Facility.
The summary information of the ING Facility is as follows:

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2022	For the period from March 4, 2021 (inception) to September 30, 2021
Borrowing interest expense	$5,198	N/A	$5,887	N/A
Facility unused commitment fees	198	N/A	1,185	N/A
Amortization of deferred financing costs	297	N/A	710	N/A
Total	$5,693	N/A	$7,782	N/A
Weighted average interest rate (excluding unused fees and financing costs)	4.12%	N/A	3.97%	N/A
Weighted average outstanding balance(1)	$493,908	N/A	$220,444	N/A
(1) Calculated for the period from February 1, 2022 (ING Facility closing date) through September 30, 2022.
For the three months ended September 30, 2022, the Company borrowed $675,318 and repaid $493,500 under the ING Facility. For the nine months ended September 30, 2022, the Company borrowed $1,243,818 and repaid $648,500 under the ING Facility. As of September 30, 2022, the Company had $329,997 of available capacity under the ING Facility (subject to borrowing base restrictions).
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
The summary information of the Wells Funding Facility is as follows:

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2022	For the period from March 4, 2021 (inception) to September 30, 2021
Borrowing interest expense	$—	N/A	$—	N/A
Facility unused commitment fees	639	N/A	653	N/A
Amortization of deferred financing costs	229	N/A	234	N/A
Total	$868	N/A	$887	N/A
Weighted average interest rate (excluding unused fees and financing costs)	—%	N/A	—%	N/A
Weighted average outstanding balance(1)	$—	N/A	$—	N/A
(1) Calculated for the period from June 29, 2022 (Wells Funding Facility closing date) through September 30, 2022.

For the three and nine months ended September 30, 2022, the Company made no borrowings or repayments under the Wells Funding Facility. As of September 30, 2022, the Company had $500,000 of available capacity under the Wells Funding Facility (subject to borrowing base restrictions).
The Company’s outstanding debt obligations were as follows:

	September 30, 2022			December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
ING Facility(1)	$925,000	$595,003	$329,997	N/A	N/A	N/A
Wells Funding Facility	500,000	—	500,000	N/A	N/A	N/A
Total	$1,425,000	$595,003	$829,997	N/A	N/A	N/A
(1) Under the ING Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2022, the Company had borrowings denominated in Euros (EUR) of 5,618. As of December 31, 2021, the Company had no borrowings denominated in Euros (EUR).
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
As of September 30, 2022, the Company had $487,021 of unfunded commitments to fund delayed draw and revolving senior secured loans.
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
Below is an unaudited summary of the balance sheet, as of February 1, 2022, the Company acquired pursuant to the facility agreement.

February 1, 2022
Assets
Investments, at fair value	$187,040
Cash	255
Interest receivable	964
Total assets	188,259
Liabilities
Total liabilities	—
Net Assets	188,259
Total net assets
Total liabilities and net assets	$188,259

(8)Members’ Capital
The following table shows the components of distributable earnings as shown on the Consolidated Statements of Financial Condition:

	September 30, 2022	December 31, 2021
Net distributable earnings (accumulated losses), beginning of period	$(491)	$—
Net investment income (loss)	39,076	(491)
Net realized gain (loss)	(433)	—
Net unrealized appreciation (depreciation)	(64,979)	—
Distributions declared	(35,546)	—
Net distributable earnings (accumulated losses), end of period	$(62,373)	$(491)
The following table summarizes the total units issued and proceeds received from the closings of the Company’s continuous private offering that occurred for the nine months ended September 30, 2022:

Unit Issuance Date	Class S Units Issued	Proceeds Received
February 01, 2022	24,186,111	$483,722
March 01, 2022	10,264,044	203,434
April 01, 2022	7,621,662	150,528
May 01, 2022	6,328,434	124,860
June 01, 2022	5,045,031	97,621
July 01, 2022	4,606,552	87,478
August 01, 2022	1,891,156	36,235
September 01, 2022	2,781,091	53,758
Total	62,724,081	$1,237,636
As of September 30, 2022, the Company received, in advance, $50,217 related to the October 1, 2022 issuance of Class S Units in the Company’s continuous private offering. The amount received is included in the subscriptions received in advance on the Consolidated Statements of Financial Condition as of September 30, 2022.
The Company did not hold a closing of the continuous private offering for the period from March 4, 2021 (inception) to September 30, 2021.
The following table summarizes the Company’s distributions declared and payable for the nine months ended September 30, 2022:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
February 24, 2022	February 28, 2022	March 03, 2022	$0.05	$1,134
March 25, 2022	March 31, 2022	April 05, 2022	0.08	2,793
April 26, 2022	April 30, 2022	May 04, 2022	0.09	3,644
May 25, 2022	May 31, 2022	June 03, 2022	0.08	3,947
June 24, 2022	June 30, 2022	July 06, 2022	0.09	4,838
July 28, 2022	July 31, 2022	August 03, 2022	0.10	5,528
August 29, 2022	August 31, 2022	September 06, 2022	0.10	6,289
September 26, 2022	September 30, 2022	October 06, 2022	0.12	7,373
Total Distributions			$0.71	$35,546
The Board of Directors did not declare a distribution for the period from March 4, 2021 (inception) to September 30, 2021.
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
The following table summarizes the amounts received and units issued to unitholders who have participated in the DRIP during for the nine months ended September 30, 2022:

Payment Date	DRIP Units Issued	DRIP Units Value
March 03, 2022	29,106	$577
April 05, 2022	72,388	1,430
May 04, 2022	97,701	1,927
June 03, 2022	109,080	2,111
July 06, 2022	136,772	2,597
August 03, 2022	162,518	3,114
September 06, 2022	182,977	3,537
Total	790,542	$15,293
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
For the three months ended September 30, 2022, approximately 1,769,853 Units were repurchased. For the nine months ended September 30, 2022, approximately 2,076,396 Units were repurchased.
The following table further summarizes the unit repurchases completed for the nine months ended September 30, 2022:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased	Maximum number of units that may yet be purchased under the repurchase program(2)
June 09, 2022	5.00%	$18.99	June 30, 2022	$5,821	306,543	0.57%	—
September 10, 2022	5.00%	$18.74	September 30, 2022	33,167	1,769,853	3.31%	—
Total				$38,988	2,076,396

(1)	Percentage is based on total units as of the close of the previous calendar quarter.
(2)	All repurchase requests were satisfied in full.
(9)Earnings Per Unit
The following table sets forth the computation of basic and diluted earnings per Class S Unit:

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2022	For the period from March 4, 2021 (inception) to September 30, 2021
Net increase (decrease) in Members' Capital from operations	$2,342	$(168)	$(26,336)	$(231)
Weighted average Class S Units outstanding	60,480,159	—	48,312,311	—
Basic and diluted earnings per Class S Unit	$0.04	$—	$(0.55)	$—

(10)Consolidated Financial Highlights
The Company commenced investment operations on February 1, 2022. Net asset value, at the beginning of period, represents the offering price per Class S Unit at the initial closing of the Company’s private offering on February 1, 2022. The following are the financial highlights:

	For the Nine Months Ended September 30, 2022	For the period from March 4, 2021 (inception) to September 30, 2021
Per Class S Unit Data:(1)
Net asset value, beginning of period	$20.00	$—
Net investment income (loss)	0.81	—
Net unrealized and realized gain (loss)(2)	(1.36)	—
Net increase (decrease) in net assets resulting from operations	(0.55)	—
Distributions declared	(0.71)	—
Total increase (decrease) in net assets	(1.26)	—
Net asset value, end of period	$18.74	$—
Class S Units outstanding, end of period	61,439,977	—
Total return based on net asset value(3)	(2.82)%	—%
Ratio/Supplemental Data:
Members' Capital, end of period	$1,151,603	$(231)
Weighted average units outstanding(4)	48,312,311	—
Ratio of expenses before waivers to average Members' Capital(5)	4.29%	—%
Ratio of net expenses to average Members’ Capital(5)	2.61%	—%
Ratio of net investment income to average Members’ Capital(5)	6.39%	—%
Asset coverage ratio	293.39%	—%
Portfolio turnover rate	3.93%	—%

(1)	The per unit data was derived by using the weighted average units outstanding during the period, except otherwise noted.
(2)	The amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)	Total return (not annualized) is calculated assuming a purchase of units at the opening of the first day of the period and a sale on the closing of the last business day of the period. Distributions, if any, are assumed for purposes of this calculation, to be reinvested at prices obtained under the Company’s distribution reinvestment plan. Because the Company commenced investment operations in February 2022, the total return for the short operating period is not indicative of the actual performance.
(4)	Weighted average units outstanding was calculated for the period from February 1, 2022, the date of first external issuance of units through September 30, 2022.
(5)	Amounts are annualized except for incentive fees, organization and offering costs, and expense support relating to organization and offering costs.
(11)Subsequent Events
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.
Pursuant to the Company’s continuous private offering, the Company issued approximately 2,679,651 Class S Units for an aggregate offering price of $50,217 effective October 1, 2022.
Pursuant to the Company’s continuous private offering, the Company held a close relating to the sale of the Company’s Class S Units for an aggregate offering price of $38,538 effective November 1, 2022.
On October 26, 2022, the Investment Adviser has agreed to irrevocably waive 65% of its incentive fee based on net investment income for the quarter ended December 31, 2022.

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
•risk associated with possible disruptions in our operations or the economy generally, including disruptions from the impact of global health events, such as COVID-19 (also referred to as the “Coronavirus”);
•uncertainty and changes in the general interest rate environment, including as a result of recent rate increases by the Federal Reserve;
•general economic, political and industry trends and other external factors, including uncertainty surrounding the financial and political stability of the United States and other countries;
•the effect of an inflationary economic environment on our portfolio companies, our financial condition and our results of operations;
•the impact of interruptions in supply chain on our portfolio companies;
•our contractual arrangements and relationships with third parties;
•actual and potential conflicts of interest with MS Capital Partners Adviser Inc., our investment adviser (the “Investment Adviser”), and its affiliates;
•the dependence of our future success on the general economy and its effect on the industries in which we invest;
•the ability of our portfolio companies to achieve their objectives;
•the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;
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
Our investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies backed by financial sponsors. For the purposes of this report, “middle-market companies” refers to companies that, in general, generate annual EBITDA in the range of approximately $15 million to $200 million, which we believe is a useful proxy for cash flow although not all of our portfolio companies will meet this criteria.
We invest primarily in directly originated senior secured term loans issued by U.S. middle market companies backed by financial sponsors, including first lien senior secured term loans (including unitranche loans), second lien senior secured term loans, with the balance of our investments expected to be in higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic asset purchases. Typical middle-market senior loans may be issued by middle-market companies in the context of leveraged buyouts (“LBOs”), acquisitions, debt refinancings recapitalizations, and other similar transactions. We generally expect our debt investments to have a stated term of five to eight years and typically bear interest at a floating rate usually determined on the basis of a benchmark (historically, the London Inter-Bank Offered Rate (“LIBOR” or “L”), and currently, the Secured Overnight Financing Rate (“SOFR” or “S”)). We also make investments in traded bank loans and other liquid debt securities of U.S. corporate issuers, including broadly syndicated loans, which may provide more liquidity than our private credit investments, for cash management purposes, including to manage payment obligations under our unit repurchase program. Depending on various factors, including our cash flows and the market for middle-market company debt investments, we expect that our liquid loan portfolio could represent a material portion of our investments from time to time. We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer.
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
Pursuant to exemptive relief from the SEC granted to our Adviser (as amended, the “Order”) we are able to enter into certain negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Funds (each as defined in the Order) in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our unitholders and do not involve overreaching in respect of us or our unitholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our unitholders and is consistent with our investment objective and strategies.
Recent Market Developments
Uncertainty as to the probability of, and length and depth of a global recession has created stress on the market and could affect our portfolio companies. In addition, government spending, government policies, including recent increases in certain interest rates by the Federal Reserve and other global central banks, volatile energy prices and disruptions in supply chains in the United States and elsewhere, whether as a result of the impact of the Coronavirus pandemic or otherwise, in conjunction with other factors, including those described elsewhere in this Report and in other filings we have made with the SEC, have led and could continue to lead to inflationary economic environments that could affect our portfolio companies, our financial condition and our results of operations.. We will continue to monitor the evolving market environment, including as it relates to the Coronavirus pandemic and guidance from U.S. and international public health authorities. In these circumstances, there may be developments outside our control requiring us to adjust our plan of operation. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of the developments described above on our financial condition, results of operations or cash flows in the future. Despite these factors, we believe we and our portfolio are well positioned to manage the current environment, and we and our Investment Adviser continue to be fully operational.
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
PORTFOLIO, INVESTMENT ACTIVITY AND RESULTS OF OPERATIONS
As of September 30, 2022, we had investments in 191 portfolio companies across 44 industries. Based on fair value as of September 30, 2022, 100.0% of our debt portfolio was invested in debt bearing a floating interest rate, which are primarily subject to interest rate floors. Approximately 99.2% of our debt portfolio at fair value had an interest rate floor denoted in LIBOR or SOFR. These floors allow us to mitigate (to a degree) any impact of spread widening on the valuation of our investments. As of September 30, 2022, our weighted average total yield of investments in debt securities at amortized cost was 8.8%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2022.
As of September 30, 2022, 80.7% of our total commitments were in directly originated senior secured loans and equity investments issued by U.S. middle market companies backed by private equity sponsors. In addition, our investments in such loans, which excludes our liquid loan portfolio, displayed the following characteristics as of the closing date(1)(2):
•Weighted average last 12-month EBITDA of approximately $162.6 million;
•Weighted average net leverage through tranche of approximately 6.4x(3);
•Weighted average loan to value of approximately 45.1%(4);
•Approximately 4.2% of loans the Investment Adviser believes may be subject to business cycle volatility.
Our portfolio as of September 30, 2022 is presented below:

	September 30, 2022
	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,753,207	$1,687,776	97.0%
Second Lien Debt	26,995	26,178	1.5
Other Securities	24,938	25,893	1.5
Total	$1,805,140	$1,739,847	100.0%
(1)    Excludes liquid loan portfolio.
(2)    Calculated as a percentage of gross commitments (funds and unfunded). Weighted average EBITDA, net leverage and loan to value exclude recurring revenue investments, which are investments in portfolio companies in which the Company lends based on a multiple of recurring revenue generated by the portfolio company and not based on a multiple of EBITDA.
(3)    Net leverage is the ratio of total debt minus cash divided by EBITDA and taking into account leverage through the tranche that the Company is a lender, excluding recurring revenue investments.
(4)    Calculated using enterprise value from the private equity sponsor or market comparables divided by total outstanding debt through the tranche that the Company is a lender.

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

As of and For the Three Months Ended September 30, 2022
New Investments Committed/Purchased
Gross Principal Balance(1)	$366,411
Net New Investments Committed/Purchased	366,411
Investments, at Cost
Investments, beginning of period	1,433,414
New investments purchased	403,594
Net accretion of discount on investments	1,146
Payment-in-kind	40
Net realized gain (loss) on investments	(305)
Investments sold or repaid	(32,749)
Investments, end of period	1,805,140
Principal amount of investments funded
First lien debt	399,772
Second lien debt	43
Other securities	10,414
Total	$410,229
Amount of investments sold/fully repaid, at principal
First lien debt investments	$27,978
Total	$27,978
As of September 30, 2022
Weighted average yield on debt and income producing investments, at cost(2)	8.8%
Weighted average yield on debt and income producing investments, at fair value(2)	9.1%
Number of portfolio companies	191
Percentage of debt investments bearing a floating rate, at fair value	100.0%
Percentage of debt investments bearing a fixed rate, at fair value	—%
(1) Includes new investment commitments, excluding sale/repayments and including unfunded investment commitments.
(2) Computed as (a) the annual stated spread, plus applicable Prime/LIBOR or Floor, as applicable, plus the annual accretion of discounts, as applicable, on accruing debt securities, divided by (b) total debt investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented herein.
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
The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System is as follows:

	September 30, 2022
	Fair Value	% of Portfolio	Number of Portfolio Companies
Risk rating 1	$—	—%	—
Risk rating 2	1,739,847	100.0	191
Risk rating 3	—	—	—
Risk rating 4	—	—	—
	$1,739,847	100.0%	191
CONSOLIDATED RESULTS OF OPERATIONS
We were formed on March 4, 2021 and commenced investment operations on February 1, 2022. The following table represents our operating results:

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2022	For the period from March 4, 2021 (inception) to September 30, 2021
Total investment income	$34,303	$—	$55,307	$—
Less: Net expenses	11,073	168	16,231	231
Net investment income	23,230	(168)	39,076	(231)
Net change in unrealized appreciation (depreciation)	(20,577)	—	(64,979)	—
Net realized gain (loss)	(311)	—	(433)	—
Net increase (decrease) in Members' Capital resulting from operations	$2,342	$(168)	$(26,336)	$(231)
Investment Income
Investment income was as follows:

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2022	For the period from March 4, 2021 (inception) to September 30, 2021
Investment income:
Interest income	$32,405	$—	$52,601	$—
Payment-in-kind interest income	117	—	141	—
Dividend income	718	—	740	—
Other income	1,063	—	1,825	—
Total Investment Income	$34,303	$—	$55,307	$—
For the three and nine months ended September 30, 2022, total investment income was driven by our deployment of capital and invested balance of investments. The size of our investment portfolio at fair value was $1,739.8 million as of September 30, 2022 and, as of such date, all our debt investments were income-producing.
Interest income on our debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of September 30, 2022, all of our first and second lien debt investments were performing and current on their interest payments.
Expenses
Expenses were as follows:

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2022	For the period from March 4, 2021 (inception) to September 30, 2021
Expenses:
Interest and other financing expenses	$6,561	$—	$8,669	$—
Management fees	3,523	—	7,357	—
Income based incentive fees	3,105	—	3,869	—
Professional fees	725	—	1,535	—
Organization and offering costs	123	168	558	231
Directors' fees	77	—	230	—
Administrative service fees	30	—	90	—
Servicing fees	2,396	—	5,008	—
General and other expenses	244	—	544	—
Total expenses	$16,784	$168	$27,860	$231
Expense support	(900)	—	(2,220)	—
Income based incentive fees waiver	(3,105)	—	(3,869)	—
Management fees waiver	(1,706)	—	(5,540)	—
Net expenses	$11,073	$168	$16,231	$231
For the three and nine months ended September 30, 2022, net expenses were primarily comprised of interest and other financing expenses of $6,561 and $8,669, management fees of $3,523 and $7,357, income based incentive fees of $3,105 and $3,869, professional fees of $725 and $1,535, organization and offering costs of $123 and $558, directors’ fees of $77 and $230, servicing fees of $2,396 and $5,008, and general and other expenses of $244 and $544; offset by expense support of $900 and $2,220, income based incentive fees waiver of $3,105 and $3,869, and management fees waiver of $1,706 and $5,540.
Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the management of the Company. General and other expenses include insurance, filing, research, subscriptions and other costs. Organization and offering costs include expenses incurred in our initial formation and our offering of units.
Income Taxes, Including Excise Taxes
We intend to elect to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our unitholders in each taxable year generally at least 90% of the sum of our investment company taxable income (the “ICTI”), as defined by the Code (without regard to the deduction for distributions paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our unitholders, which generally relieve us from corporate-level U.S. federal income taxes. For the three months ended September 30, 2022, we did not incur any excise tax.
Net Realized Gain (Loss) and Unrealized Gain (Loss)

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2022	For the period from March 4, 2021 (inception) to September 30, 2021
Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	$(305)	$—	$(427)	$—
Foreign currency and other transactions	(6)	—	(6)	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(20,583)	—	(64,985)	—
Foreign currency translations and other transactions	6	—	6	—
Net realized and unrealized gain (loss)	$(20,888)	$—	$(65,412)	$—
We determine the fair value of our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. For the three and nine months ended September 30, 2022, net change in unrealized loss on our investments of $20,583 and $64,985, respectively, were primarily driven by the decreases of valuations of our debt and equity investments as a result of the volatile credit environment and spread widening in the primary and secondary markets, including in the broadly syndicated loan market. For the three and nine months ended September 30, 2022, net change in unrealized loss on our investments of $308 and $308, respectively, due to foreign exchange rates fluctuation, were included in net change in unrealized appreciation (depreciation) from translation of assets and liabilities in foreign currencies.
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
As of September 30, 2022, we had approximately $86.1 million of cash, which taken together with our approximately $330.0 million and $500.0 million of availability under the ING Facility and Wells Funding Facility (subject to borrowing base availability) (each as defined below), respectively, we expect to be sufficient for our investing activities and to conduct our operations in the near term. As of September 30, 2022, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Unregistered Sales of Equity Securities
For the nine months ended September 30, 2022, we held five closings of our continuous private offering of units. As a result, the total Class S Units issued and proceeds received related to such closings were as follows:

Unit Issuance Date	Class S Units Issued	Proceeds Received
February 01, 2022	24,186,111	$483,722
March 01, 2022	10,264,044	203,434
April 01, 2022	7,621,662	150,528
May 01, 2022	6,328,434	124,860
June 01, 2022	5,045,031	97,621
July 01, 2022	4,606,552	87,478
August 01, 2022	1,891,156	36,235
September 01, 2022	2,781,091	53,758
Total	62,724,081	$1,237,636
As of September 30, 2022, we received, in advance, $50.2 million related to the October 1, 2022 issuance of Class S Units in our continuous private offering. The amount received is included in the subscriptions received in advance on the Consolidated Statements of Financial Condition as of September 30, 2022.
We did not hold a closing of the continuous private offering for the period from March 4, 2021 (inception) to September 30, 2021.
Distributions and Distribution Reinvestment
The following table summarizes our distributions declared and payable for the nine months ended September 30, 2022:

Date Declared	Record Date	Payment Date	Per Unit Amount	Distribution Yield(1)	Total Amount
February 24, 2022	February 28, 2022	March 03, 2022	$0.05	2.8%	$1,134
March 25, 2022	March 31, 2022	April 05, 2022	0.08	4.9%	2,793
April 26, 2022	April 30, 2022	May 04, 2022	0.09	5.3%	3,644
May 25, 2022	May 31, 2022	June 03, 2022	0.08	4.9%	3,947
June 24, 2022	June 30, 2022	July 06, 2022	0.09	5.6%	4,838
July 28, 2022	July 31, 2022	August 03, 2022	0.10	6.0%	5,528
August 29, 2022	August 31, 2022	September 06, 2022	0.10	6.5%	6,289
September 26, 2022	September 30, 2022	October 06, 2022	0.12	7.4%	7,373
Total Distributions			0.71		$35,546
(1)    Distribution yield (annualized) is calculated by dividing the declared distribution by the prior month’s net asset value and annualizing over 12 monthly periods.
The Board of Directors did not declare a distribution for the period from March 4, 2021 (inception) to September 30, 2021.

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
The following table summarizes the amounts received and units issued to unitholders who have participated in the DRIP during for the nine months ended September 30, 2022:

Payment Date	DRIP Units Issued	DRIP Units Value
March 03, 2022	29,106	$577
April 05, 2022	72,388	1,430
May 04, 2022	97,701	1,927
June 03, 2022	109,080	2,111
July 06, 2022	136,772	2,597
August 03, 2022	162,518	3,114
September 06, 2022	182,977	3,537
Total	790,542	$15,293
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
For the three months ended September 30, 2022, approximately 1,769,853 Units were repurchased.
For the nine months ended September 30, 2022, approximately 2,076,396 Units were repurchased.
The following table further summarizes the unit repurchases completed for the nine months ended September 30, 2022:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased	Maximum number of units that may yet be purchased under the repurchase program(2)
June 09, 2022	5.00%	$18.99	June 30, 2022	$5,821	306,543	0.57%	—
September 10, 2022	5.00%	$18.74	September 30, 2022	33,167	1,769,853	3.31%	—
Total				$38,988	2,076,396

(1)	Percentage is based on total units as of the close of the previous calendar quarter.
(2)	All repurchase requests were satisfied in full.
Debt
Our outstanding debt obligations were as follows:

	September 30, 2022			December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
ING Facility(1)	$925,000	$595,003	$329,997	N/A	N/A	N/A
Wells Funding Facility	500,000	—	500,000	N/A	N/A	N/A
Total	$1,425,000	$595,003	$829,997	N/A	N/A	N/A
For additional information on our debt obligations see “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 6. Debt."

RECENT DEVELOPMENTS
Subsequent to September 30, 2022 through November 9, 2022, we have closed or the Investment Committee has committed/approved approximately $94.6 million of new/add-on investments. This includes transactions for which a formal mandate, letter of intent or a signed commitment have been issued, and therefore the Company believes are likely to close. Of these new commitments, approximately $91.8 million were first lien senior secured loans and $2.8 million were other securities. 100% of the senior secured loans were floating rate loans. We remain highly focused on conducting extensive due diligence and leveraging the Morgan Stanley platform. We continue to seek to invest in companies that are led by strong management teams, generate substantial free cash flow, have leading market positions, benefit from sustainable business models, and are well positioned to perform well despite recent market volatility. We believe the current market environment offers opportunities to seek compelling risk adjusted returns. Our investment pace will depend on several factors including the market environment, deal flow and the impact of inflation on valuations and the operations of potential portfolio companies.
Pursuant to our continuous private offering, we issued approximately 2,679,651 Class S Units for an aggregate offering price of $50.2 million effective October 1, 2022.
Pursuant to the Company’s continuous private offering, the Company held a close relating to the sale of the Company’s Class S Units for an aggregate offering price of $38.5 million effective November 1, 2022.
On October 26, 2022, the Investment Adviser has agreed to irrevocably waive 65% of its incentive fee based on net investment income for the quarter ended December 31, 2022.
CRITICAL ACCOUNTING ESTIMATES
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, should be read in connection with our consolidated financial statements in Part I, Item 1 of this Form 10-Q, "Risk Factors" in Part II, Item 1A of this Report, and “Risk Factors” in Part I, Item 1A of our Registration Statement.
RELATED PARTY TRANSACTIONS
We have entered into a number of business relationships with affiliated or related parties, including the following (which are defined in the notes to the accompanying consolidated financial statements if not defined herein):
•the Investment Advisory Agreement;
•the Investment Sub-Advisory Agreement;
•the Administration Agreement;
•the Placement Agent Agreement;
•the MSDI Agreement; and
•the Expense Support Agreement.
See “Item 1. Consolidated Financial Statements—Notes to the Consolidated Financial Statements—Note 3. Related Party Transactions” in the accompanying unaudited consolidated financial statements.
MS Credit Partners Holdings, Inc., an indirect, wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, has entered into subscription agreements and has made capital contributions at the closings of the Company’s continuous private offering through September 30, 2022, representing an aggregate capital contribution of $25.0 million, in exchange for 1,256,051 Class S Units, which represents 3% of the outstanding Class S Units as of September 30, 2022. Because MS Credit Partners Holdings, Inc. has made an aggregate capital contribution of $25,000 as of the date of this Report, MS Credit Partners Holdings, Inc. has no further obligation, contractual or otherwise, to support us.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including valuation risk, market risk and interest rate risk.
Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of portfolio companies. During periods of market dislocation, we will seek to invest prudently in the secondary loan market to provide our investors better risk adjusted returns while adhering to our core investment tenants. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Recent Market Developments.” Most of our investments will not have a readily available market price. To ensure accurate valuation, our investments are valued at fair value in good faith by our Board of Directors, based on, among other things, the input of the Investment Adviser, including the Valuation Designee, our Audit Committee and independent third-party valuation firms engaged at the direction of our Board of Directors, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment while employing a consistently applied valuation process for the investments we hold. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
Market Risk
The market value of a security may move up or down, sometimes rapidly and unpredictably. These fluctuations may cause a security to be worth less than the price originally paid for it, or less than it was worth at an earlier time. Market risk may affect a single issuer, industry, sector of the economy or the market as a whole. Global economies and financial markets are increasingly interconnected, which increases the probabilities that conditions in one country or region might adversely impact issuers in a different country or region. Conditions affecting the general economy, including political, social, or economic instability at the local, regional, or global level, may also affect the market value of a security. Health crises, such as pandemic and epidemic diseases, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have and may in the future have an adverse effect on a company’s investments and net asset value and can lead to increased market volatility. See “Item 1A. Risk Factors—We are operating in a period of capital markets volatility and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have a negative impact on our business and operations.” and “Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics, such as the Coronavirus pandemic, may impact our portfolio companies and our Investment Adviser and harm our business, operating results and financial condition” in this Form 10-Q.
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
As of September 30, 2022, 100.0% of our debt investments were at floating rates. Based on our Consolidated Statements of Financial Condition as of September 30, 2022, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of September 30, 2022):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$54,237	$(17,860)	$36,377
Up 200 basis points	$36,158	$(11,906)	$24,252
Up 100 basis points	$18,079	$(5,953)	$12,126
Down 100 basis points	$(18,052)	$5,953	$(12,099)
Down 200 basis points	$(31,538)	$11,906	$(19,632)
Down 300 basis points	$(39,682)	$17,860	$(21,822)
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred for the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the risk factors set forth below and the risk factors previously disclosed under Item 1A of the Registration Statement, which could materially affect our business, financial condition and/or operating results. The risks disclosed below and in the Registration Statement are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results.
Certain investors are limited in their ability to make significant investments in us.
Investment companies registered under the 1940 Act are restricted from acquiring directly or through a controlled entity more than 3% of our total outstanding voting stock (measured at the time of the acquisition), unless these funds comply with certain requirements under the 1940 Act that would restrict the amount that they are able to invest in our securities. Private funds that are excluded from the definition of “investment company” either pursuant to Section 3(c)(1) or 3(c)(7) of the 1940 Act are also subject to these restrictions. As a result, certain investors may be precluded from acquiring additional shares at a time that they might desire to do so.
The majority of our portfolio investments are recorded at fair value as determined in good faith by our Valuation Designee, under the supervision of our Board of Directors and, as a result, there may be uncertainty as to the value of our portfolio investments.
The majority of our portfolio investments take the form of securities for which no market quotations are readily available. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by our Board of Directors, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates”, most, if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 under ASC 820. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which may include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.
The Board of Directors has delegated to the Adviser as Valuation Designee the responsibility of determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors, pursuant to Rule 2a-5 under the 1940 Act. As such, the Valuation Designee is charged with determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors. The participation of the Adviser’s investment professionals in our valuation process could result in a conflict of interest as the Adviser’s base management fee is based, in part, on our average adjusted gross assets and our incentive fees will be based, in part, on unrealized losses.
We have retained the services of independent service providers to review the valuation of these securities. The valuation of all or portion of our portfolio investments for which a market quote is not readily available will be reviewed by an independent valuation firm each quarter and month-end. The types of factors that our Valuation Designee, under the supervision of our Board of Directors, may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities, including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and in particular, the valuations of private securities and private companies, are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.
We adjust quarterly (or as otherwise may be required by the 1940 Act in connection with the issuance of shares of our Common Stock) the valuation of our portfolio to reflect our Board of Directors’ approval of the fair value of each investment in our portfolio, as determined by the Valuation Designee. Any changes in fair value are recorded in the aggregate in our consolidated statement of operations as a net change in unrealized appreciation or depreciation.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer and our portfolio may be concentrated in a limited number of industries.
We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Additionally, our portfolio may be concentrated in a limited number of industries and a downturn in any particular industry in which we are invested could significantly impact the aggregate returns we realize.
To the extent that we assume large positions in the securities of a small number of issuers or our portfolio is concentrated in a limited number of industries, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer or particular industry. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our asset diversification requirements as a RIC under the Code, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies. Although we are classified as a non-diversified investment company within the meaning of the 1940 Act, we maintain the flexibility to operate as a diversified investment company. To the extent that we operate as a non-diversified investment company, we may be subject to greater risk.
We may be subject to risks associated with our investments in the software industry.
Portfolio companies in the software industry are subject to a number of risks. The revenue, income (or losses) and valuations of software and other technology-related companies can and often do fluctuate suddenly and dramatically. In addition, because of rapid technological change, the average selling prices of software products have historically decreased over their productive lives. As a result, the average selling prices of software offered by our portfolio companies may decrease over time, which could adversely affect their operating results and, correspondingly, the value of any securities that we may hold. Additionally, companies operating in the software industry are subject to vigorous competition, changing technology, changing client and end-consumer needs, evolving industry standards and frequent introductions of new products and services. Our portfolio companies in the software industry could compete with companies that are larger and could be engaged in a greater range of businesses or have greater financial, technical, sales or other resources than our portfolio companies do. Our portfolio companies could lose market share if their competitors introduce or acquire new products that compete with their software and related services or add new features to existing products. Any deterioration in the results of our portfolio companies due to competition or otherwise could, in turn, materially adversely affect our business, financial condition and results of operations.
Laws and regulations regulating insurance activities are complex and could negatively affect the business of our portfolio companies in the insurance industry, which could reduce their profitability and potentially limit their growth.
We may invest portions of our portfolio in the insurance industry. The insurance industry in the United States is heavily regulated, and the insurance regulatory framework addresses, among other things: (i) granting licenses to companies and agents to transact particular business activities and (ii) regulating trade, marketing, compensation, and claims practices. Certain of our portfolio companies may be subject to laws and regulations applicable to insurance brokers and to the authority of the insurance regulators in their respective jurisdictions of operation. The cost of compliance with such regulations or any non-compliance could impose material costs on our portfolio companies and negatively affect their business, marketing practices, and budgets. Any of these factors could affect our portfolio company investments and, in turn, materially adversely affect our business, financial condition and results of operations.
Furthermore, the laws and regulations governing the sale of insurance may change in ways that adversely impact the business of our portfolio companies. These changes could impact the manner in which our portfolio companies are permitted to conduct their businesses and could result in increased expenses and/or decreased revenues as well as negatively affect their marketing practices, budgets, and overall level of business, which could adversely impact our business, financial condition, operating results and cash flows.
We may be subject to risks associated with our investments in the commercial services and supplies industry.
We could invest in portfolio companies in the commercial services and supply industry and a downturn in the industry could significantly impact the aggregate returns we realize on such investments. For example, the operating results and financial condition of our portfolio companies in the commercial services and supplies industry could be adversely affected due to a number of factors, including but not limited to a decrease in demand for their services or supplies relating to seasonality or market forces and various other factors. In addition, there are risks involved with sales, marketing, managerial and related capabilities of our portfolio companies in the commercial services and supplies industry. For example, recruiting and training a workforce is expensive and time-consuming and could delay the provision of commercial services, result in diminished services, or delay the delivery of supplies. If our portfolio companies in the commercial services and supplies industry fail to devote resources and attention to sell and market their services or products effectively, they could fail to generate sufficient revenues and reach or sustain profitability and to repay interest or principal on our debt investments. Any of these factors could affect our portfolio company investments and, in turn, materially adversely affect our business, financial condition and results of operations.
Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.

In November 2020, the SEC adopted a revised version of Rule 18f-4, which is designed to modernize the regulation of the use of derivatives by registered investment companies and BDCs. Among other things, Rule 18f-4 requires BDCs that use derivatives to be subject to a value-at-risk leverage limit and requires the adoption and implementation of a derivatives risk management program that is reasonably designed to identify, assess and manage its derivatives transaction trading risk, subject to certain exceptions. Additionally, subject to certain conditions, funds that do not invest heavily in derivatives may be deemed limited derivatives users and would not be subject to the full requirements of Rule 18f-4. The Company intends to operate under the limited derivatives user exemption of Rule 18f-4 and has adopted written policies and procedures reasonably designed to manage the Company’s derivatives risk pursuant to Rule 18f-4. In connection with the adoption of Rule 18f-4, the SEC also eliminated the asset segregation and cover framework arising from prior SEC guidance for covering derivatives and certain financial instruments. Compliance with Rule 18f-4 will be required in August 19, 2022. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.
Inflation and supply chain risk could adversely impact our portfolio companies and our results of our operations.
Economic activity has accelerated across sectors and regions in recent periods. Nevertheless, due to global supply chain issues, a rise in energy prices, strong consumer demand and other factors, inflation has accelerated in the U.S. and globally. Higher inflation is likely to continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy could continue to tighten in response. Persistent inflationary pressures could affect our portfolio companies’ profit margins.
We are operating in a period of capital markets volatility and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have a negative impact on our business and operations.
From time to time, capital markets may experience periods of volatility and instability for a variety of reasons. We are currently operating in a period of market volatility, as a result of, among other factors, elevated levels of inflation and following a period of uncertainty as a result of the Coronavirus pandemic. Uncertainty remains as to the probability of, and length and depth of a global recession and the impact of actions taken by the Federal Reserve, foreign central banks and other U.S. and global governmental entities or the impact of the Coronavirus pandemic or other public health concerns. Government spending, government policies, including recent increases in certain interest rates by the Federal Reserve, and disruptions in supply chains in the United States and elsewhere, whether in response to the Coronavirus pandemic or otherwise, in conjunction with other factors have led and could continue to lead to a continued inflationary economic environment that could affect the Company’s portfolio companies, the Company’s financial condition and the Company’s results of operations. In addition to the factors described above, other factors described herein that may affect market, economic and geopolitical conditions, and thereby adversely affect the Company including, without limitation, economic slowdown in the United States and internationally, changes in interest rates and/or a lack of availability of credit in the United States and internationally, commodity price volatility and changes in law and/or regulation, and uncertainty regarding government and regulatory policy. The full impact of any such risks is uncertain and difficult to predict.
Capital markets volatility and instability have also occurred in the past and may occur in the future. For example, from 2008 to 2009, the global capital markets were unstable as evidenced by the lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government and various foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. There have been more recent periods of volatility and there can be no assurance that adverse market conditions will not repeat themselves in the future. Furthermore, uncertainty between the United States and other countries with respect to trade policies, treaties and tariffs, among other factors, have caused volatility in the global markets, and we cannot assure you that these market conditions will not continue or worsen in the future. Terrorist acts, acts of war, natural disasters, or disease outbreaks, pandemics or other public health crises may cause periods of market instability and volatility and may disrupt the operations of us and our portfolio companies for extended periods of time. If similar adverse and volatile market conditions repeat in the future, we and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital in order to grow. Equity capital may be particularly difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of Common Stock at a price less than the net asset value per share without first obtaining approval for such issuance from our stockholders and our Board of Directors, including all of our directors who are not “interested persons” of the Company, as defined in the 1940 Act.
Moreover, the re-appearance of market conditions similar to those experienced from 2008 through 2009 for any substantial length of time or worsened market conditions, including as a result of U.S. government shutdowns or the perceived creditworthiness of the United States, could make it difficult for us to borrow money or to extend the maturity of or refinance any indebtedness we may have under similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if any, may be at a higher cost and on less favorable terms and conditions than would currently be available. If we are unable to raise or refinance debt, stockholders may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.

Given the periods of extreme volatility and dislocation in the capital markets from time to time, many BDCs have faced, and may in the future face, a challenging environment in which to raise or access capital. In addition, significant changes in the capital markets, including the extreme volatility and disruption over the past several years, has had, and may in the future have, a negative effect on asset valuations and on the potential for liquidity events. While most of our investments will not be publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through to maturity). As a result, volatility in the capital markets can adversely affect the valuations of our investments. Further, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required. As a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. In addition, a prolonged period of market illiquidity may cause us to reduce the volume of loans and debt securities we originate and/or fund and adversely affect the value of our portfolio investments, which could have a material and adverse effect on our business, financial condition, results of operations and cash flows. An inability to raise or access capital could have a material adverse impact on our business, financial condition or results of operations.
New or modified laws or regulations governing our or Morgan Stanley’s operations may adversely affect our business.
We and certain of our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, may change from time to time, including as the result of interpretive guidance or other directives from the relevant government agencies charged with implementing those laws and regulations, and new laws, regulations and interpretations may also come into effect. For example, because a Morgan Stanley affiliate is acting as the Adviser and Morgan Stanley has a 5% or greater voting investment in us, we are subject to the certain federal banking and financial requirements, including the Bank Holding Company Act of 1956, as amended (the “BHCA”) regulations of the Federal Reserve, and certain provisions of the Dodd-Frank Act. Because we are controlled by Morgan Stanley for purposes of the BHCA, we must generally comply with the investment and activity restrictions applicable to Morgan Stanley under the BHCA. Such restrictions may place certain limitations on our ability to engage in activities or make investments in companies. For instance, the BHCA permits a bank holding company, or BHC, as well as any non-bank affiliate of such BHC, to make investment representing less than 5% of any class of voting shares of another company so long as that investment is otherwise non-controlling under the BHCA. The BHCA also permits well-capitalized, well- managed BHCs that have elected to be treated as a FHC to engage in expanded “financial in nature” activities without prior approval of the Federal Reserve. Such financial in nature activities include bona fide merchant banking activities, so long as (i) the FHC holds its merchant banking investments only for a period of time sufficient to enable the sale or disposition thereof on a reasonable basis (generally no more than 10 years) and (ii) the FHC does not routinely manage or operate the companies in which it invests except as necessary or required to obtain a reasonable return on its investment. The BHCA does not, however, require Morgan Stanley to financially support us.
Similarly, the Volcker Rule generally restricts any banking entity (which includes Morgan Stanley and most affiliates of Morgan Stanley, including us as a BDC controlled by Morgan Stanley) from engaging in “proprietary trading” as well as from acquiring or retaining any “ownership interest” in a “covered fund”, in each case unless the investment or activity is conducted in accordance with an exclusion or exemption. The Volcker Rule also generally prohibits certain transactions between a banking entity and any of its affiliates, on the one hand, and a covered fund for which the banking entity or any of its affiliates serves, directly or indirectly, as the investment manager, investment adviser, or that the banking entity or any of its affiliates sponsors in connection with organizing and offering that fund (or with any other covered fund that is controlled by such fund, on the other hand. It is not certain how all aspects of the Volcker Rule will be interpreted and applied, or what the impact of the Volcker Rule will have on us. In addition, the restrictions and limitation on Morgan Stanley and us may change in the future as the Federal Reserve and other agencies consider whether and how to revise and apply the Volcker Rule. We believe that we may perform our activities and services without violation of applicable U.S. banking laws and regulations. However, it is possible that future changes or clarifications in the BHCA and Volcker Rule, as well as judicial or administrative decisions or interpretations of present of future laws or regulations, could restrict (or possibly prevent) our ability to continue to conduct our operations as currently contemplated. In such event, we, the Adviser and/or Morgan Stanley may agree to make certain amendments or changes to the extent necessary to permit the Adviser to continue to provide services to us, while enabling us to continue to achieve our purposes and objectives.
These regulations and any future legislative and regulatory proposals, as well as future interpretations of existing rules, that are directed at the financial services industry, including those that may be proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. Laws that apply to us, either now or in the future, are often highly complex and may include licensing requirements. The licensing process can be lengthy and can be expected to subject us to increased regulatory oversight. Failure, even if unintentional, to comply fully with applicable laws may result in sanctions, fines or limitations on the ability of the Company or the Adviser to do business in the relevant jurisdiction or to procure required licenses in other jurisdictions, all of which could have a material adverse effect on us. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and may be subject to civil fines and criminal penalties.
Additionally, changes to the laws and regulations governing our operations, including those associated with RICs and BDCs, may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities, or to comply with additional restrictions on our investments or capital structure, or result in the imposition of corporate-level taxes on us. Such changes could result in material differences to our strategies and plans and may shift our investment focus from the areas of expertise of the Adviser to other types of investments in which the Adviser may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment. The Adviser currently acts pursuant to an exemption from registration as a commodity trading advisor with the Commodity Futures Trading Commission (“CFTC”). These requirements restrict the types of commodity investment strategies that the Adviser can pursue while remaining exempt, and if the Adviser were to seek other investment strategies that required it to register with the CFTC, that registration would increase their, and therefore our, costs. In addition, new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our stockholders of such qualification, or could have other adverse consequences. Stockholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.
In addition, certain regulations applicable to debt securitizations implementing credit risk retention requirements in effect in both the United States and in Europe may adversely affect or prevent us from entering into any future securitization transaction. These risk retention rules may cause an increase in our cost of funds under or may prevent us from completing any future securitization transactions. The U.S. risk retention rules require the sponsor (directly or through a majority-owned affiliate) of a debt securitization subject to such rules, such as collateralized loan obligations, in the absence of an exemption, to retain an economic interest in the credit risk of the assets being securitized. If, and to the extent that, we engage in securitization transactions that require the retention of an economic interest, these rules would increase our financing costs in comparison to other types of financings and this increase in financing costs would ultimately be borne by our stockholders.
Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.
To the extent that certain tax law changes announced but not yet enacted, including, among others, a minimum tax on book income and profits of certain multinational corporations, are subsequently enacted, such legislative changes, any other significant changes in economic or tax policy and/or government programs, as well as any future such changes could have a material adverse impact on us and on our investments.
Ongoing implementation of, or changes in, including changes in interpretation or enforcement of, laws and regulations could impose greater costs on us and on financial services companies and impact the value of assets we hold and our business, financial condition and results of operations. In addition, uncertainty regarding legislation and regulations affecting the financial services industry or taxation could also adversely impact our business or the business of our portfolio companies. If we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and may be subject to civil fines and criminal penalties.
We are highly dependent on information systems, and systems failures could significantly disrupt our business, which may, in turn, negatively affect the value of shares of our Common Stock and our ability to pay distributions.
The operations of the Company, the Adviser, the Administrator and any third-party service provider to any of the foregoing are susceptible to risks from cybersecurity attacks and incidents due to reliance on the secure processing, storage and transmission of confidential and other information in the relevant computer systems and networks. In particular, cyber security incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. These attacks could involve gaining unauthorized access to information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption and result in disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, any of which could have a material adverse effect on our business, financial condition and results of operations. We, the Adviser and the Administrator must each continuously monitor and innovate our cybersecurity to protect our technology and data from corruption or unauthorized access. In addition, due to the use of third-party vendors, agents, exchanges, clearing houses and other financial institutions and service providers, we, the Adviser and the Administrator could be adversely impacted if any of us are subject to a successful cyber-attack or other breach of our information.
Furthermore, in recent years cybersecurity risks for financial institutions have significantly increased in part because of the proliferation of new technologies, the use of the internet, mobile telecommunications and cloud technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external extremist parties, including foreign state actors in some circumstances as a means to promote political ends. Global events and geopolitical instability may lead to increased nation state targeting of financial institutions in the U.S. and abroad. Any of these parties may also attempt to fraudulently induce employees, customers, clients, vendors, or other third parties or users of the Company, the Adviser, the Administrator and their affiliates’ systems to disclose sensitive information in order to gain access to such parties’ data or that of their employees or clients. Cybersecurity risks may also derive from human error, fraud or malice on the part of the Adviser or the Administrator and their affiliates’ employees or third parties, or may result from accidental technological failure.
Like other financial services firms, Morgan Stanley continues to be the subject of unauthorized access attacks, mishandling or misuse of information, computer viruses or malware, cyber attacks designed to obtain confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, denial of service attacks, data breaches, social engineering attacks and other events, and there can be no assurance that such unauthorized access, mishandling or misuse of information, or cyber incidents will not occur in the future, and they could occur more frequently and on a more significant scale. Given Morgan Stanley’s global footprint and the high volume of transactions it processes, the large number of clients, partners, vendors and counterparties with which it does business, and the increasing sophistication of cyber attacks, a cyber attack, information or security breaches could occur and persist for an extended period of time without detection.
Although we, the Adviser, the Administrator and Morgan Stanley have developed protocols, processes, internal controls and other protective measures to help mitigate cybersecurity risks and cyber intrusions, these measures, as well as our increased awareness of the nature and extent of the risk of a cyber incident, may be ineffective and do not guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident. If any of the foregoing events occur, the confidential and other information of the Company, the Adviser, and the Administrator could be compromised. Such events could also cause interruptions or malfunctions in the operations of the Company, the Adviser or the Administrator, and in particular the Adviser’s investment activities on our behalf and the provision of administrative services to us by the Administrator. In addition, the Company, the Adviser, the Administrator or our portfolio companies could be required to make a significant investment to remedy the effects of any cybersecurity incident, harm to their reputations, legal claims that they and their respective affiliates may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity, and other events that may affect their business and financial performance. The increased use of mobile and cloud technologies can heighten these and other operational risks.
We, the Adviser and the Administrator currently or in the future are expected to routinely transmit and receive personal, confidential and proprietary information by email and other electronic means. We, the Adviser and the Administrator have discussed and worked with clients, vendors, service providers, counterparties and other third parties to develop secure transmission capabilities and protect against cyber-attacks. However, we, the Adviser and the Administrator may not be able to ensure secure capabilities with all of our clients, vendors, service providers, counterparties and other third parties to protect the confidentiality of the information.
In addition, the systems and technology resources used by us, our Adviser, our Administrator and our and their respective affiliates could be strained by extended periods of remote working by our Adviser, our Administrator and their affiliate’s employees and such extended remote working could introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts.
Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics, such as the Coronavirus pandemic, may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition.
Terrorist acts, acts of war, natural disasters, disease outbreaks, pandemics or other similar events may disrupt our operations, as well as the operations of our portfolio companies and our Adviser. Such acts have created, and continue to create, economic and political uncertainties and have contributed to recent global economic instability. For example, many countries have experienced outbreaks of infectious illnesses in recent decades, including polio, swine flu, avian influenza, SARS, coronaviruses and the monkeypox virus.
In February 2022, Russia launched a large-scale invasion of Ukraine. The extent and duration of Russian military action in the Ukraine, resulting sanctions and resulting future market disruptions, including declines in stock markets in Russia and elsewhere and the value of the ruble against the U.S. dollar, are impossible to predict, but could be significant. Any such disruptions caused by Russian military or other actions (including cyberattacks, espionage or the use or threatened use of nuclear weapons) or resulting from actual or threatened responses to such actions could cause disruptions to any of our portfolio companies located in Europe or that have substantial business relationships with European or Russian companies. It is not possible to predict the duration or extent of longer-term consequences of this conflict, which could include further sanctions, retaliatory and escalating measures taken by Russia, embargoes, regional instability, geopolitical shifts and adverse effects on or involving macroeconomic conditions, supply chains, inflation, security conditions, currency exchange rates and financial markets around the globe. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.
Market volatility resulting from the Coronavirus pandemic and other public health concerns has had a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross border commercial activity and market sentiment continue to be impacted by such events. In addition to these and any future developments potentially having adverse consequences for certain portfolio companies and other issuers in or through which we may invest and the value of our investments therein, the operations of the Adviser (including those relating to us) have been, and could continue to be, adversely impacted. Any of the foregoing events could materially and adversely affect our ability to source, manage and divest our investments and our ability to fulfill our investment objectives. Similar consequences could arise with respect to other comparable infectious diseases.

The extent to which the Coronavirus and/or other disease outbreaks or health pandemics may negatively affect our and our portfolio companies’ operating results, or the duration of any potential business or supply- chain disruption, is uncertain. These potential impacts, while uncertain, could adversely affect our operating results and the operating results of the portfolio companies in which we invest. There is a risk that any future disease outbreaks or health pandemics (including a recurrence of the Coronavirus) would impact our ability to achieve our investment objectives. Further, if a future pandemic occurs during a period when our investments are maturing, we may not be able to realize our investments within the Company’s term, or at all. In addition, future terrorist activities, military or security operations, natural disasters, disease outbreaks, pandemics or other similar events could weaken the domestic/global economies and create additional uncertainties, which may negatively impact our portfolio companies and, in turn, could have a material adverse impact on our business, operating results and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
Refer to “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 8. Members’ Capital” in this Report, the Registration Statement and our Current Report on Form 8-K filed on July 29, 2022, August 30, 2022 and September 30, 2022, for the issuance of our Class S Units for the three months ended September 30, 2022. Such issuances were part of our continuous private offering and were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.
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

Dated: November 9, 2022	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (Principal Executive Officer)

Dated: November 9, 2022	By:	/s/ Venugopal Rathi
Venugopal Rathi Chief Financial Officer (Principal Financial Officer)