Form 10-K
period 2022-12-31
North Haven Private Income Fund LLC
filed 2023-03-09
CIK 1851322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-K☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year Ended December 31, 2022
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number 814-01489
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
Securities registered pursuant to Section 12(g) of the Act: Class S Units
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of March 9, 2023, there was no established public market for the registrant’s limited liability company units.
The number of the registrant’s Class S Units outstanding at March 9, 2023 was 72,515,973.
Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: New York, New York

North Haven Private Income Fund LLC
SIGNATURES

EXPLANATORY NOTE
In this report, except where the context suggests otherwise:
•the terms “we,” “us,” “our,” and the “Company” refer to North Haven Private Income Fund LLC, a Delaware limited liability company, together with its consolidated subsidiaries, where applicable;
•the terms “Morgan Stanley” or the “Firm” refer to Morgan Stanley (NYSE: MS) and its consolidated subsidiaries;
•the term “IM” refers to the Morgan Stanley Investment Management platform, which is Morgan Stanley’s investment management unit and represents one of Morgan Stanley’s three business segments;
•the term “MS Private Credit” refers to the private credit platform of IM;
•the terms “Adviser” or “Investment Adviser” refer to MS Capital Partners Adviser Inc., our investment adviser, an indirect, wholly owned and consolidated subsidiary of Morgan Stanley;
•the term “Sub-Adviser” refers to Eaton Vance Management, an indirect, wholly-owned and consolidated subsidiary of Morgan Stanley;
•the term “Administrator” refers to MS Private Credit Administrative Services LLC, our administrator, an indirect, wholly owned and consolidated subsidiary of Morgan Stanley;
•the term “Class S Units” or “Units” refers to our Class S Units; and
•references to “this Form 10-K” and “this report” are to this Annual Report on Form 10-K for the year ended December 31, 2022.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report, including the documents we incorporate by reference into this report, contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and you should not place undue reliance on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions and our assumptions. For the avoidance of doubt, we are not a subsidiary of, or consolidated with, Morgan Stanley. Furthermore, Morgan Stanley has no obligation, contractual or otherwise, to financially support us beyond the aggregate capital commitment to purchase our units pursuant to a subscription agreement entered into by MS Credit Partners Holdings, Inc. described below. Morgan Stanley has no history of financially supporting any of the other business development companies, or BDCs, managed by our Adviser, each a MS BDC, and together with us, the MS BDCs, even during periods of financial distress. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:
•our future operating results;
•our business prospects and the prospects of our portfolio companies;
•risk associated with possible disruptions in our operations or the economy generally, including disruptions from the impact of global health events, such as the COVID-19 (also referred to as the “Coronavirus”) pandemic;
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
•the impact of interruptions in the supply chain on our portfolio companies;
•our contractual arrangements and relationships with third parties;
•actual and potential conflicts of interest with our Adviser and its affiliates;
•the dependence of our future success on the general economy and its effect on the industries in which we invest;
•the ability of our portfolio companies to achieve their objectives;
•the timing and amount of cash flows, distributions and dividends, if any, from the operations of our portfolio companies;
•the use of borrowed money to finance a portion of our investments;
•the adequacy of our financing sources and working capital;
•the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;
•the ability of our Adviser and its affiliates to attract and retain highly talented professionals;
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
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statements in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the Securities and Exchange Commission (the “SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
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

PART I
Item 1. Business
We are a Delaware limited liability company formed on March 4, 2021 and structured as a non-diversified, externally managed specialty finance company focused on lending to middle-market companies. We have elected to be regulated as a BDC under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for U.S. federal income tax purposes, we intend to elect to be treated, and to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code. We are a private, perpetual-life BDC, which is a BDC whose units are not listed for trading on a stock exchange or other securities market. We use the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration whose units are intended to be sold by us monthly on a continuous basis at a price generally equal to our monthly net asset value per Unit. We are not a subsidiary of or consolidated with Morgan Stanley.
Our investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies backed by private equity sponsors. For the purposes of this report, the “middle-market” companies refers to companies that, in general, generate annual earnings before interest, taxes, depreciation and amortization, or EBITDA, in the range of approximately $15 million to $200 million, although not all of our portfolio companies will meet this criteria.
We invest primarily in directly originated senior secured term loans including first lien senior secured term loans (including unitranche loans), and, to a lesser extent, second lien senior secured term loans, higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic asset purchases. Typical middle-market senior loans may be issued by middle-market companies in the context of leveraged buyouts, or LBOs, acquisitions, debt refinancings, recapitalizations, and other similar transactions. We generally expect our debt investments to have a stated term of five to eight years and typically to bear interest at a floating rate usually determined on the basis of a benchmark such as the Secured Overnight Financing Rate, or SOFR, or alternative reference rates. We will also make investments in traded bank loans and other liquid debt securities of U.S. corporate issuers, including broadly syndicated loans, which may provide more liquidity than our private credit investments, for cash management purposes, including to manage payment obligations under our unit repurchase program. Depending on various factors, including our cash flows and the market for middle-market company debt investments, we expect that our liquid loan portfolio could represent a material portion of our investments from time to time. We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer.
We generate revenues primarily in the form of interest income from investments we hold. In addition, we generate income from dividends or distributions of income on any direct equity investments, capital gains on the sale of loans and debt and equity securities, and various other loan origination and other fees, including commitment, origination, amendment, structuring, syndication or due diligence fees, fees for providing managerial assistance and consulting fees.
The middle-market loans in which we generally invest are typically not rated by any rating agency, but we believe that if they were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service, lower than “BBB-” by Fitch Ratings or lower than “BBB-” by Standard & Poor’s Ratings Services), which under the guidelines established by these rating agencies is an indication of having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. Debt instruments that are rated below investment grade are sometimes referred to as “high yield bonds” or “junk bonds.”
Our investment approach is focused on long-term credit performance, risk mitigation and preservation of principal. Utilizing our proprietary investment approach, we intend to execute on our investment objective by (1) drawing upon the Adviser’s and the Firm’s longstanding and deep relationships with middle-market companies, private equity sponsors, commercial and investment banks, industry executives and financial intermediaries to provide a strong pipeline of investment opportunities, (2) implementing the Adviser’s rigorous, fundamentals-driven and disciplined investment and risk management process, (3) drawing on the investment committee’s extensive experience in credit and principal investing, credit analysis and structuring and (4) accessing Morgan Stanley’s global resources.
By leveraging the established origination and underwriting capabilities within the MS Private Credit platform and targeting an attractive investing area in the U.S. middle-market, we believe we are able to offer attractive risk-adjusted returns to our investors. Despite recent market volatility, we believe the middle-market direct lending market environment continues to be attractive. We remain highly focused on conducting extensive due diligence and leveraging the Morgan Stanley platform. We continue to seek to invest in companies that are led by strong management teams, generate substantial free cash flow, have leading market positions, benefit from sustainable business models, and are well positioned to perform well despite the impact of recent market volatility. We believe the current market environment offers opportunities to seek compelling risk adjusted returns. Our investment pace will depend on several factors including the market environment, including the current inflationary economic environment, and deal flow.
The current inflationary environment and uncertainty as to the probability of, and length and depth of a global recession has created stress on the market and could affect our portfolio companies. Government spending, government policies, including recent increases in certain interest rates by the U.S. Federal Reserve and other global central banks, volatile energy prices and disruptions in supply chains in the United States and elsewhere, in conjunction with other factors, including those described in this Form 10-K, or this report, could affect our portfolio companies, our financial condition and our results of operations. We will continue to monitor the evolving market environment. In these circumstances, developments outside our control could require us to adjust our plan of operation and could impact our financial condition, results of operations or cash flows in the future. Despite these factors, we believe we and our portfolio are well positioned to manage the current environment. See Item 1A. —“Risk Factors—General Risk Factors—Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics, such as the Coronavirus pandemic, may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition.”
The Adviser
We entered into an Investment Advisory Agreement with our Investment Adviser on November 4, 2021 (the “Investment Advisory Agreement”). Pursuant to the Investment Advisory Agreement, we pay our Investment Adviser a fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee. The Investment Advisory Agreement has an initial term of two years and continues thereafter from year to year if approved annually by a majority of our unitholders or a majority of the Board of Directors, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”). For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investment Advisory Agreement.”
Our Investment Committee is comprised of ten senior investment professionals of IM and is chaired by Jeffrey S. Levin, our Chief Executive Officer and President and a member of our Board of Directors. The Investment Committee members have an average of 23 years of relevant industry experience and have experience investing across multiple credit cycles and different investing environments, including the global financial crisis of 2008. All investment decisions are reviewed and approved by the Investment Committee, which has principal responsibility for approving new investments and overseeing the management of existing investments.
Our Adviser, an indirect, wholly owned subsidiary of Morgan Stanley, was established in 2007 and serves as the investment adviser for various funds, accounts and strategies, including the funds and accounts on the MS Private Credit platform, including the MS BDCs, and managed committed capital1 of approximately $14.9 billion at fair value as of March 1, 2023. The MS Private Credit platform was launched in 2010 and includes dedicated strategies targeting different credit products, asset yields and issuer sizes, resulting in a platform that we believe is well positioned to provide scale and flexible financing solutions to borrowers, maximizes deal origination and enhances the ability to generate attractive risk adjusted returns for our investors.
Our Adviser is served by the Investment Team within the MS Private Credit platform. The Investment Team is responsible for origination, due diligence, underwriting, structuring and monitoring each investment throughout its life cycle. In addition, to the Company’s executive officers and their support team, the MS Private Credit platform is supported by numerous professionals in legal, compliance, risk management, finance, accounting and tax who help support the platform by providing guidance on our operations.
MS Private Credit’s primary areas of focus include:
•Direct Lending. As of December 31, 2022, the Direct Lending strategy includes the Company and the other MS BDCs advised by our Adviser and other funds and separately managed accounts. Investments made primarily in directly originated first lien senior secured and second lien senior secured loans, mezzanine notes, unsecured debt, preferred stock, and common stock issued by U.S. middle-market companies owned by private equity firms, typically, although not always, with annual EBITDA of up to $200 million. As of March 1, 2023, Direct Lending managed approximately $13.0 billion in committed capital.
•Opportunistic Credit. Investments made primarily in complex assets, unusual credit situations or companies experiencing difficulties in sourcing capital. Other potential investments included in this category may include purchasing public or private securities in the open market at deep discounts to their fundamental value. Investments are made primarily in first lien senior secured and second lien senior secured loans, mezzanine notes, unsecured debt, preferred stock and common stock issued by U.S. middle-market companies, typically, although not always, with annual EBITDA of $10 million to $100+ million. As of March 1, 2023, Opportunistic Credit managed approximately $1.9 billion in committed capital.
1Committed capital is calculated as aggregate capital commitments received and total committed leverage within each of the funds or accounts with exception for funds past their investment period, where committed capital is calculated as invested capital.

Morgan Stanley, the parent of our Adviser, is a global financial services firm whose predecessor companies date back to 1924 and, through its subsidiaries and affiliates, advises, originates, trades, manages and distributes capital for governments, institutions and individuals. Morgan Stanley maintains a significant market position in each of its business divisions – Institutional Securities Group, or ISG, Wealth Management, or WM, and IM. We are not a subsidiary of or consolidated with Morgan Stanley and Morgan Stanley does not guarantee any of our financial obligations.
IM is a global investment manager, delivering innovative investment solutions across public and private markets. As of December 31, 2022, IM managed approximately $1.3 trillion in assets under management across its business lines, which include equity, fixed income, liquidity, real assets and private investment funds.
Expense Support and Conditional Reimbursement Agreement
We have entered into the Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser. The Adviser may elect to pay certain of our expenses on its behalf (each, an “Expense Payment”), provided that no portion of the payment will be used to pay any of our interest expense and/or distributions. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Company in any combination of cash or other immediately available funds no later than 45 days after such commitment was made in writing, and/or offset against amounts due from the Company to the Adviser or its affiliates.
The Sub-Adviser
Our Sub-Adviser, an indirect, wholly owned subsidiary of Morgan Stanley, was acquired by the IM division of the Firm in March 2021 and serves as the investment adviser for various funds, accounts and strategies, including traded bank loans and other liquid debt securities of U.S. corporate issuers.
The Sub-Adviser acts as our sub-adviser to manage our investments in traded bank loans. We expect that the traded bank loans investments will generally be liquid and will be used for the purposes of cash management and to manage payment obligations under our unit repurchase program.
The Administrator
Our Administrator, an indirect, wholly owned subsidiary of Morgan Stanley, provides the administrative services necessary for us to operate pursuant to an administration agreement dated November 4, 2021 between us and the Administrator (the “Administration Agreement”).
We do not currently have any employees. We pay no compensation directly to any interested director or executive officer of the Company. We pay our Administrator our allocable portion of certain expenses incurred by our Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer. Our Administrator is reimbursed for certain expenses it incurs on our behalf. Our Board of Directors, including our Independent Directors, reviews the allocable portion of overhead and other expenses incurred by our Administrator in performing its obligations under the Administration Agreement to determine whether such expenses are reasonable and allocated appropriately among us and other funds sponsored or managed by the Administrator and its affiliate. Our Administrator reserves the right to waive all or part of any reimbursements due from the Company at its sole discretion. See Item 1 – “Business – Expenses” below for a discussion of the expenses that we reimburse to the Administrator (subject to the review and approval of our Independent Directors).
Investment Strategy
Our primary investment strategy is to make privately negotiated senior secured credit investments in U.S. middle-market companies that have leading market positions, enjoy high barriers to entry, such as high startup costs or other obstacles that prevent new competitors from easily entering the portfolio company’s industry or area of business, generate strong and stable free cash flow and are led by a proven management team with strong private equity sponsor backing. Our investment approach is focused on long-term credit performance, risk mitigation and preservation of capital. Our Adviser employs a highly rigorous, fundamentals-driven and disciplined investment process developed and refined by the investment professionals of the MS Private Credit platform. The Investment Team works on a particular transaction from origination to close and continues to monitor each investment throughout its life cycle.
We invest primarily in companies backed by leading private equity sponsors with strong track records. We believe lending to sponsor-backed companies (versus non-sponsor-backed companies) has many distinct potential advantages including:
•Strong, predictable deal flow given significant private equity committed capital;
•Well-capitalized borrowers, including potential access to additional capital from sponsors, if needed;
•Access to detailed financial, operational, industry data, and third-party legal and accounting due diligence reports conducted by the sponsor as part of their due diligence;
•Proper oversight and governance provided by experienced management teams and a board of directors, as well as other industry and/or operating expertise from the sponsors;
•Natural alignment of interests between lender and sponsor given focus on exit strategy; and

•Supplemental diligence beyond the credit analysis of the borrower, given the ability to analyze track records of each private equity firm.
We have created what we believe is a defensive portfolio of investments focusing on generally avoiding issuer or industry concentration in order to mitigate risk and achieve our investment objective. We focus primarily on U.S. middle-market companies. However, to the extent that we invest in foreign companies, we intend to do so in accordance with the limitations under the 1940 Act and only in jurisdictions with established legal frameworks and a history of respecting creditor rights, including the United Kingdom (“U.K.”) and countries that are members of the European Union, as well as Canada, Australia and Japan. Our investment strategy is predicated on seeking to lend to companies with proven management teams in what we believe to be non-cyclical industry sectors. As of December 31, 2022, the Company’s exposure to businesses that the Adviser believes may be subject to business cycle volatility, was approximately 6.4% of gross investment commitments, excluding the liquid loan portfolio. Additionally, we typically avoid direct exposure to investments in certain sectors such as retail, restaurants, energy, alcohol, tobacco, and pornography.
Investment Criteria
In order to achieve our investment objectives, we seek to build an investment portfolio that consists primarily of directly originated floating rate first lien senior secured term loans (including unitranche loans) and second lien senior secured term loans of U.S. middle-market companies. The balance of our investments is expected to be in higher-yielding assets such as mezzanine debt, unsecured debt and equity investments in U.S. middle-market companies, and other opportunistic asset purchases. Our debt investments typically have maturities of five to eight years. We seek to create and have created what we believe is a defensive portfolio of investments in order to mitigate risk and achieve our investment objective.
We expect our target portfolio companies to exhibit some or all of the following characteristics at the time of the initial investment, although not all of our portfolio companies will meet these criteria:
•EBITDA of $15 – $200 million;
•Defensible, leading market positions;
•Unique or specialized strategy or other meaningful barriers to entry;
•Low technology or market risks;
•Diversified product offering, customer and supplier base;
•Stable cash flows;
•Low capital expenditure requirements;
•General avoidance of what we believe to be cyclical industry sectors;
•Operations predominantly based in the United States, Canada and Mexico;
•Typical loan-to-value of up to 60%; and
•Experienced management teams with successful track records.
We expect that over the long term, our investments will include 70-80% first lien senior secured loans and 20-30% in second lien senior secured term loans, higher-yielding assets such as mezzanine debt, unsecured debt, and equity investments. In addition, our investments in the aggregate are generally expected to comply with the following guidelines, in all cases measured as a percentage of our gross assets:
•Typical investment to represent between 1% and 3%;
•No industry to represent more than 20%;
•Non-U.S. portfolio companies not to exceed 10%; and
•Target leverage of 1x-1.25x (as measured by debt-to-equity, subject to a cap of 2.0x), meaning that for every $1 of equity, we will target $1-$1.25 of debt and senior securities.
Key themes of our investment strategy include:
•Maintaining an appropriate allocation of first lien senior secured and second lien senior secured debt to allow us to achieve attractive returns within the targeted risk profile, while investing prudently based on the market and economic environment;
•Performing thorough fundamental business and industry due diligence;
•Conducting in-depth due diligence on management teams and sponsors to bolster our position that we are investing in businesses led by experienced professionals;
•Structuring investments focused on providing us with security, covenant protection and current income while seeking to provide our borrowers with adequate liquidity and flexibility to operate; and
•Ongoing active management of our portfolio companies through consistent dialogue with management and/or sponsor, review of financial reporting, monitoring of key performance indicators and evaluation of exit strategies.
Investment Criteria-Liquid Credit
Our Sub-Adviser invests a portion of our portfolio in traded bank loans and other liquid debt securities of U.S. corporate issuers, including broadly syndicated loans, for cash management purposes including, among other things, to manage payment obligations under our unit repurchase program. These investments are primarily in floating rate first lien senior secured broadly distributed loans to U.S. corporate issuers. Our Sub-Adviser focuses on issuers with a proven management team, strong market position, strong ownership and significant junior capital cushion, which means any equity and debt in the capital structure that ranks junior to the debt securities acquired by the Company, which our Sub-Adviser believes help mitigate risks.
Market Opportunity
We believe the middle-market direct lending market environment continues to be attractive, despite the recent market volatility resulting from elevated inflation and broader macroeconomic uncertainty.
Demand for Direct Lending Solutions
We believe that demand has increased for financing from direct lenders relative to other sources because of the attractiveness of the product as well as structural and market factors.
•We believe that when sponsors experience the flexibility of private credit transactions and the speed and certainty of execution, they will continue to seek financing from non-bank lenders. We believe this presents a compelling opportunity for us to invest in quality companies on attractive terms and conditions.
•Bank participation in middle-market secured loans has continued to decrease, which we believe is primarily a result of changes in banking regulation and deal structures, and the continued supply- demand imbalance that favors non-bank lenders such as ourselves.
•Certain private equity sponsors who historically sought to finance their transactions in the public markets have turned to private credit providers, including us, to finance their transactions. According to Preqin, private credit’s share of the sub-investment grade credit market, relative to the high yield and syndicated loan markets, has increased from 3% to 17% from 2010 to June 2022.
Large and Growing U.S. Middle-Market
We believe U.S. middle-market companies represent a large and growing opportunity set and will likely require additional amounts of private debt financing for various purposes.
•Recent data from Refinitiv LPC, a premier global provider of information on the syndicated loan and high yield bond markets, indicates that there are approximately $627 billion of middle-market loans with maturities between the first quarter of 2023 and the fourth quarter of 2029 that will likely require a refinancing event.
•In addition, data from Preqin shows that as of December 31, 2022, there was approximately $1,021 billion of raised, but not yet invested, capital by global private equity managers, representing a sizeable pool of support for both new and existing investments.
We expect that these two important dynamics will provide for significant financing opportunities for lenders like us who have longstanding and deep relationships with middle-market private equity firms.
Attractive Attributes of Middle-Market Direct Lending
We believe that focusing on lending to private equity owned middle-market businesses provides for attractive risk adjusted return opportunities.
•Middle-market companies, we believe, typically have less leverage, larger equity contributions, lower rates of default, and achieve higher recoveries as compared to broadly syndicated loans. We believe middle-market loans also tend to garner more attractive pricing, conservative structures, tighter legal documentation, meaningful financial covenants, and provide for greater access to management than broadly syndicated loans. Furthermore, we believe middle-market loans often avoid riskier large deal debt characteristics such as covenant-lite structures. Maintaining financial covenants allows us to diagnose and respond to borrower underperformance typically before value materially erodes. We believe it is this more conservative loan structuring that also contributes to the better overall performance of middle-market loans.
•We believe that the Company is well positioned in the current rising rate environment. Approximately 99.9% of the Company’s debt investments are floating rate and the Company should benefit from higher yields as interest rates rise. As of December 31, 2022, 3-month SOFR, a popular benchmark for the loans in the Company, has increased by approximately 4.5% since the start of 2022.
•As of the date of this report, we have generally witnessed an improvement in terms, including higher reference rates, wider spreads, more conservative leverage profiles and increasingly lender-friendly documentation. Although leveraged buyout activity has declined amidst the market dislocation, the private credit market has continued to present high quality opportunities, that could offer compelling risk-adjusted returns.
Competitive Advantages
We believe we are able to execute on our investment objective and achieve attractive risk-adjusted returns as a result of our competitive strengths. In addition to the Adviser’s relationships with middle market private equity firms, the Firm has relationships with many middle-market private equity firms and middle-market companies that may provide significant investment opportunities. MS Private Credit is the primary private credit investment management platform of the Firm. The Adviser capitalizes on the significant number of lending opportunities with middle-market companies through relationships established by the Firm and otherwise. We believe the large volume of potential lending opportunities and scale of the Morgan Stanley origination and due diligence platform allows us to increase investment selectivity and potentially enhance risk-adjusted returns.
Ability to Leverage Morgan Stanley’s Relationships and Network
Morgan Stanley has a substantial network of business relationships with individuals, companies, institutions and governments in the United States and around the world, which we believe is a potential source of investment opportunities for us and differentiates us relative to other BDCs. Additionally, we believe that this network may potentially assist our portfolio companies through our efforts to make introductions and referrals to the investment banking and capital markets services of the Firm.
Our Adviser utilizes Morgan Stanley’s global resources throughout the life cycle of each investment, subject to its internal policies and procedures and applicable law, rules and regulations. The investment professionals of the Adviser consult with teams across IM, ISG (and its business units, Investment Banking, Sales and Trading, Commodities and Equity and Fixed Income Research) and WM, to assess potential investments and determine the investment opportunities to which we should devote substantial time and resources. Upon the consummation of a transaction, our Adviser monitors each portfolio company investment in accordance with its established policies and procedures. We believe that we benefit, where appropriate, from the expertise, infrastructure, track record, relationships and institutional knowledge of Morgan Stanley.
Access to certain parts of Morgan Stanley may be limited in certain instances by a number of factors, including third-party confidentiality obligations and information barriers established by Morgan Stanley in order to manage compliance with applicable law and potential conflicts of interest and regulatory restrictions, including without limitation joint transaction restrictions pursuant to the 1940 Act and internal policies and procedures. The investment sources described above are not necessarily indicative of all sources that the Adviser may utilize in sourcing investments for us. There can be no assurance that the Adviser will be able to source investments from any one or more parts of the Morgan Stanley network, implement our strategy, achieve our investment objectives, find investments that fit its investment criteria or avoid substantial losses. For additional information, see “Part I, Item 1A. Risk Factors—Risks Related to Our Business and Structure—There are significant potential conflicts of interest that could affect our investment returns.”
Highly Differentiated Deal Sourcing Advantages
We believe the relationships that the Adviser’s Investment Team maintains with sponsors, commercial and investment banks, industry executives and financial intermediaries provides a strong pipeline of proprietary investment opportunities. However, unlike many other competing alternative lending strategies, our Adviser operates within a global financial institution with multiple groups within the Firm. We expect the broader Morgan Stanley platform to be a source of potential lending opportunities. We believe this position within the Firm is a key factor that differentiates us and constitutes a meaningful competitive advantage relative to other private credit funds and BDCs.
Distinctive Approach to Credit Investing and Due Diligence
We believe that our Adviser utilizes an investment approach that is differentiated in the industry. Our Adviser employs a highly rigorous, fundamentals-driven and disciplined investment process which has been developed utilizing Morgan Stanley’s extensive investing experience. The Adviser generally seeks to invest in companies that have leading, defensible market positions, generate strong and stable free cash flow, and have high barriers to entry, highly capable management teams and strong private equity sponsor ownership. We believe that our Adviser’s investment approach coupled with our portfolio construction strategy, flexible capital, and focus on financial covenant protection, differentiates us from our competitors.
Experienced and Accomplished Investment Team & Investment Committee
The Investment Team is led by investment professionals with extensive experience in credit and principal investing, credit analysis, credit origination and structuring. Jeffrey S. Levin, our Chief Executive Officer and President, has principal management responsibility for the Company and serves as Chair of the Investment Committee. Mr. Levin has more than 20 years of experience in direct lending, mezzanine lending, credit investing and leveraged finance, and he also currently serves as the Chief Executive Officer and President and a member of the board of directors of each of the MS BDCs. Prior to that, through his tenure at The Carlyle Group as a Partner and President of TCG BDC Inc. and TCG BDC II, Inc., he also has direct experience in successfully capitalizing and managing BDCs. Before working at The Carlyle Group, Mr. Levin was a senior member of the MS Private Credit platform.
In addition, the investment professionals of the MS Private Credit platform have strong private equity sponsor and intermediary relationships and a highly developed network within Morgan Stanley. Collectively, the investment professionals of the Adviser have substantial leveraged lending experience, and we believe the Investment Team is well positioned to generate attractive risk-adjusted returns.
The Investment Committee members servicing the Company have an average of 23 years of relevant industry experience. The Investment Committee is comprised of senior members of IM and provides guidance to the Investment Team throughout the investment process.

MS Credit Partners Holdings, Inc. Investment
MS Credit Partners Holdings, Inc., an indirect, wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, has entered into subscription agreements and has made capital contributions at the closings of the Company’s continuous private offering through December 31, 2022, representing an aggregate capital contribution of $25,000, in exchange for 1,256,051 Class S Units. Because MS Credit Partners Holdings, Inc. has made an aggregate capital contribution of $25,000 as of the date of this report, MS Credit Partners Holdings, Inc. has no further obligation, contractual or otherwise, to support us. Morgan Stanley has no history of financially supporting any of the BDCs on the MS Private Credit platform, even during periods of financial distress.
Investment Process
Our investment activities are managed by our Adviser. Our Adviser is responsible for origination, underwriting, structuring and monitoring our investments and for allocating assets to be managed and invested by our Sub-Adviser for cash management purposes.
The Adviser’s investment process has five stages: Origination, Preliminary Screen, Due Diligence & Structuring, Investment Committee Approval & Closing and Portfolio Management; and it employs the same rigorous and disciplined investment process to all types of investments. The Investment Team works on a particular transaction from origination to close and continues to monitor each investment throughout its life cycle.
Origination
We believe we benefit from the Adviser’s highly differentiated direct origination platform. The MS Private Credit origination platform is complemented by opportunities sourced by other Morgan Stanley divisions and businesses.
The Firm has deep relationships with many middle-market private equity firms and middle-market companies that provide significant investment opportunities. MS Private Credit is the primary private credit investment management platform across the Firm. We seek to capitalize on a significant number of lending opportunities with middle-market companies that the Firm has longstanding relationships with.
We believe the large volume of untapped potential lending opportunities sourced by the Firm and the scale of the MS Private Credit origination platform should allow us to increase investment selectivity and potentially enhance risk-adjusted returns.
Preliminary Screen
An initial review of each investment opportunity is conducted by the Investment Team to determine whether it is consistent with our investment objectives and credit standards. If the opportunity fits our investment objective and 1940 Act requirements, the opportunity is further evaluated by the Investment Team. The Investment Team utilizes the extensive industry expertise resident in IM and ISG (subject in all cases to applicable regulations, confidentiality provisions, information barriers and policies and procedures) to assist in this preliminary evaluation. Access to these resources allows the Investment Team to assess each opportunity quickly and effectively and enables it to focus only on compelling opportunities.
If the members of the Investment Team conducting the initial review conclude that the investment opportunity meets our objectives, the Investment Team prepares a screening memo which is discussed with a subset of the Investment Committee at a Preliminary Screen meeting. At a Preliminary Screen meeting, the Investment Team presents an overview of the business, proposed capital structure, proposed terms (if applicable at this stage), key investment highlights and risks, and preliminary financial analysis. Opportunities that are approved at the Preliminary Screen meeting advance to the Due Diligence & Structuring phase.
Due Diligence & Structuring
All investment opportunities that pass the Preliminary Screen are subject to a comprehensive due diligence process. The Adviser uses both internal and external resources in its due diligence process including leveraging the extensive industry expertise resident in Morgan Stanley’s businesses (subject in all cases to applicable regulations, confidentiality provisions, information barriers and policies and procedures). Diligence typically involves meeting with company management and the private equity sponsor to achieve a comprehensive understanding of the portfolio company’s competitive positioning, competitive advantage, company strategy and risks and mitigants associated with the proposed investment.
Additionally, the Investment Team, to the extent applicable, conducts supplemental diligence including:
•Financial analysis;
•Capital structure review;
•Covenant analysis;
•Review of third-party due diligence reports (financial, industry, legal, technology, insurance and/or environmental);
•Industry research;
•Customer calls;
•Industry expert calls;
•Management background checks;
•Consideration of environmental, social and governance (“ESG”) issues; and

•Negotiation of legal documentation.
The Investment Team reviews ESG considerations as part of its due diligence process. As a part of ESG due diligence, the Investment Team evaluates each potential borrower utilizing a standard ESG template to determine an ESG score for each potential borrower. Borrowers who score beneath an internally set threshold require additional discussion and consideration by the Investment Committee. The identification of a material ESG risk will not necessarily be determinative in our Adviser’s decision to lend to a potential borrower. In addition, material ESG issues are reported and discussed as part of the Adviser’s ongoing portfolio management processes on a regular basis.
Investment Committee Approval & Closing
The Investment Committee is engaged throughout the investment process to provide guidance on best practices, industry expertise and related deal experience drawn from their relevant experience.
Based on the findings in the Due Diligence & Structuring phase, the Investment Team prepares a detailed memo that is presented to the Investment Committee.
A majority of the Investment Committee, including approval by Jeffrey S. Levin, must approve a transaction in order for us to pursue the opportunity. Once approved, the Investment Team works towards closing and funding the investment. Any changes to the investment after approval along with key legal terms are documented and circulated to the Investment Committee prior to closing in the form of a closing memo.
Portfolio Monitoring and Risk Management
We believe that proactive monitoring of our portfolio companies is an important part of the investment process. The Adviser engages in formal and informal dialogue with portfolio company management teams, private equity sponsors, suppliers and customers, as appropriate, through conversations facilitated, in part, by the Firm’s global network in an attempt to give us an ongoing advantage relative to other investors. The Adviser receives monthly or quarterly financial reports from portfolio companies. This information access and ongoing interactions with portfolio companies and sponsors should provide the Adviser with the ability to anticipate any potential performance or liquidity issues at an early stage and to work proactively toward mitigating potential losses. Our Adviser holds quarterly portfolio reviews. In conjunction with the quarterly portfolio reviews, the Adviser compiles a quarterly risk report that examines, among other things, migration in portfolio and loan level investment mix, industry diversification, ESG review, internal risk ratings, revenue, EBITDA and leverage.
Frequency of review of individual loans is determined on a case-by-case basis, based on an Internal Risk Rating, total exposure and other criteria set forth by the Investment Committee. Performing loans, or loans on which the borrower has historically made payments of principal and interest on time, are typically discussed every quarter, while any loan that has been downgraded under our Internal Risk Rating scale is typically discussed quarterly at a minimum and more frequently as appropriate. In addition, the Adviser holds monthly “watchlist” meetings which include a discussion of all transactions that have been downgraded, or are at risk for downgrade, under our Adviser’s Internal Risk Rating system.
As part of the monitoring process, our Adviser has developed risk policies pursuant to which it regularly assesses the risk profile of each of our debt investments. Our Adviser has developed a classification system to group investments into four categories. The investments are evaluated regularly and assigned a category based on certain credit metrics. Our Adviser’s ratings do not constitute any rating of investments by a nationally recognized statistical rating organization or represent or reflect any third-party assessment of any of our investments. Please see below for a description of the four categories of the Adviser’s Internal Risk Rating system:
Category 1 — In the opinion of our Adviser, investments in Category 1 involve the least amount of risk relative to our initial cost basis at the time of origination or acquisition. Category 1 investments performance is above our initial underwriting expectations and the business trends and risk factors are generally favorable, which may include the performance of the portfolio company, or the likelihood of a potential exit.
Category 2 — In the opinion of our Adviser, investments in Category 2 involve a level of risk relative to our initial cost basis at the time of origination or acquisition. Category 2 investments are generally performing in line with our initial underwriting expectations and risk factors to ultimately recoup the cost of our principal investment and are neutral to favorable. All new originated or acquired investments are initially included in Category 2.
Category 3 — In the opinion of our Adviser, investments in Category 3 indicate that the risk to our ability to recoup the initial cost basis at the time of origination or acquisition has increased materially since the origination or acquisition of the investment, such as declining financial performance and non-compliance with debt covenants; however principal and interest payments are not more than 120 days past due.
Category 4 — In the opinion of our Adviser, investments in Category 4 involve a borrower performing substantially below expectations and indicate that the loan’s risk has increased substantially since origination or acquisition. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. For Category 4 investments, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis at the time of origination or acquisition upon exit.
Our Adviser rates the investments in our portfolio at least quarterly and it is possible that the rating of a portfolio investment may be reduced or increased over time. For investments rated 3 or 4, our Adviser enhances its level of scrutiny over the monitoring of such portfolio company by conducting a formal review of the portfolio company on a monthly basis and taking any actions deemed appropriate from the results of such review. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio, Investment Activity and Results of Operations” for the portfolio distribution of internal risk rating as of December 31, 2022.
Beyond the policies and protocols detailed above, our Adviser’s Investment Team servicing the Company performs analysis and projections in response to market conditions to assess potential exposure to our portfolio. Sample analysis includes evaluation of the impact from a rise in energy prices, volatility in foreign currency exchange rates, interruptions in the supply chain, inflation expectations and interest rate sensitivity.
The Internal Risk Ratings do not constitute any rating of investments by a nationally recognized statistical rating organization or represent or reflect any third-party assessment of any of our investments.
Liquid Loan Portfolio
Our Adviser leverages our Sub-Adviser to identify investments in traded bank loans and other liquid debt securities of U.S. corporate issuers, including broadly syndicated loans, that fit our investment mandate based on investment parameters provided by our Adviser. We use these investments for cash management purposes including, among other things, to manage payment obligations under our unit repurchase program These parameters include, but are not limited to, company size, rating, industry, issue size, yield and liquidity. Our Sub-Adviser’s credit research analysts, specialized by industry, conduct a thorough four-part analysis - fundamental credit analysis, quantitative analysis, structural analysis and relative value analysis and identify investments that meet the parameters. Depending on various factors, including our cash flows and the market for middle-market company debt investments, we expect that our liquid loan portfolio could represent a material portion of our investments from time to time.
Allocation of Investment Opportunities and Potential Conflicts of Interest; Co-Investment Opportunities
As a diversified global financial services firm, Morgan Stanley engages in a broad spectrum of activities. In the ordinary course of its business, Morgan Stanley is a full-service investment banking and financial services firm and therefore engages in activities where Morgan Stanley’s interests or the interests of its clients may conflict with the interests of our unitholders. Morgan Stanley has advised and may advise clients and has sponsored, managed or advised Affiliated Investment Accounts (as defined below) with a wide variety of investment objectives that in some instances may overlap or conflict with our investment objectives and present conflicts of interest. Certain members of the Investment Team and the Investment Committee will make investment decisions on behalf of Affiliated Investment Accounts, including Affiliated Investment Accounts with investment objectives that overlap with ours. The term “Affiliated Investment Accounts” includes certain alternative investment funds, regulated funds and investment programs, accounts and businesses that are advised by or affiliated with the Adviser or its affiliates or through which IM otherwise conducts its business, together with any new or successor to such funds, programs, accounts or businesses. For instance, the Adviser serves as the investment adviser to the other MS BDCs. For the avoidance of doubt, we are not a subsidiary of or consolidated with Morgan Stanley. Furthermore, Morgan Stanley has no obligation, contractual or otherwise, to financially support us. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Morgan Stanley Equity Investment.” Morgan Stanley has no history of financially supporting any of the BDCs on the MS Private Credit platform, even during periods of financial distress.
These activities create potential conflicts in allocating investment opportunities among us and other Affiliated Investment Accounts. As a BDC regulated under the 1940 Act, we are subject to certain limitations relating to co-investments and joint transactions with affiliates, which likely will, in certain circumstances, limit our ability to make investments or enter into other transactions alongside the Adviser and other Affiliated Investment Accounts. Although the Adviser has implemented allocation policies and procedures, there can be no assurance that such regulatory restrictions will not adversely affect our ability to capitalize on attractive investment opportunities.
We may, however, invest alongside the Affiliated Investment Accounts in certain circumstances where doing so is consistent with our Adviser’s allocation policies and procedures, applicable law and SEC staff interpretations, guidance and any exemptive relief order applicable to us and/or the Adviser. The SEC has granted our Adviser an exemptive order (as amended, the “Order”) that allows us to enter into certain negotiated co-investment transactions alongside certain Affiliated Investment Accounts, in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors makes certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our unitholders and do not involve overreaching in respect of us or our unitholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our unitholders and is consistent with our investment objectives and strategies.

For a description of the potential conflicts of interest of the Company as well as the allocation of investments among entities advised by the Adviser and its affiliates, see “Item 13 — Certain Relationships and Related Transactions, and Director Independence” and in particular, the section titled “Investments by Morgan Stanley and Its Affiliated Investment Accounts.”
Competition
Our primary competitors in providing financing to middle-market companies include public and private investment funds, other BDCs, commercial finance companies and, to the extent they provide an alternative form of financing, private equity, mezzanine and hedge funds, as well as issuers of CLOs and other structured loan funds, and to a lesser extent, commercial and investment banks. Some of our potential competitors may be more experienced and may have more resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. Our competitors have incurred, or may in the future incur, leverage to finance their debt investments at levels or on terms more favorable than those available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we do, which could allow them to consider a wider variety of investments and establish more relationships than us.
Among other factors, the returns on investments available in the marketplace are a function of the supply of investment opportunities and the amount of capital investing in such opportunities. Strong competition for investments, including from new competitors, could result in fewer investment opportunities and less favorable pricing for us, as our competitors target the same or similar investments that we intend to purchase. Moreover, identifying attractive investment opportunities is difficult and involves a high degree of uncertainty. For additional information concerning the competitive risks we face, see “Item 1A. Risk Factors — Risks Relating to Our Business and Structure — We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.”
Implications of Being an Emerging Growth Company
We currently are and expect to remain an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), until the earliest of:
•The last day of our fiscal year in which the fifth anniversary of any initial public offering of our Units;
•The end of the fiscal year in which our total annual gross revenues first exceed $1.235 billion;
•The date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; and
•The last day of a fiscal year in which we (1) have an aggregate worldwide market value of our Units held by non-affiliates of $700 million or more, computed at the end of each fiscal year as of the last business day of our most recently completed second fiscal quarter and (2) have been an Exchange Act reporting company for at least one year (and filed at least one annual report under the Exchange Act).
Under the JOBS Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), we are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting, until such time as we cease to be an emerging growth company and become an accelerated filer as defined in Rule 12b-2 under the Exchange Act. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected.
Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have made an irrevocable election not to take advantage of this exemption from new or revised accounting standards. We therefore are subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.
Investments
As of December 31, 2022, we had investments in 203 portfolio companies across 44 industries. Based on fair value as of December 31, 2022, approximately 99.9% of our debt portfolio was invested in debt bearing a floating interest rate, which are primarily subject to interest rate floors. Approximately 99.4% of our debt portfolio at fair value had an interest rate floor denoted in LIBOR or SOFR. These floors allow us to mitigate (to a degree) any impact of spread widening on the valuation of our investments. As of December 31, 2022, our weighted average total yield of investments in debt securities at amortized cost was 10.3%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2022.
The composition of our investment portfolio at cost and fair value is as follows (dollar amounts in thousands):

	December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,994,650	$1,919,673	97.2%
Second Lien Debt	27,015	26,043	1.3
Other Securities	29,520	29,393	1.5
Total	$2,051,185	$1,975,109	100.0%

The industry composition of investments at fair value was as follows:

December 31, 2022
Aerospace & Defense	1.3%
Air Freight & Logistics	3.9
Auto Components	1.5
Automobiles	0.7
Beverages	0.2
Biotechnology	0.4
Building Products	0.6
Chemicals	2.4
Commercial Services & Supplies	7.8
Construction & Engineering	0.5
Construction Materials	0.3
Consumer Finance	0.2
Containers & Packaging	1.2
Distributors	6.2
Diversified Consumer Services	5.5
Diversified Financial Services	1.4
Electrical Equipment	0.1
Electronic Equipment, Instruments & Components	2.4
Entertainment	0.2
Food & Staples Retailing	0.4
Health Care Equipment & Supplies	0.2
Health Care Providers & Services	8.2
Health Care Technology	2.4
Hotels, Restaurants & Leisure	0.3
Household Products	0.2
Industrial Conglomerates	2.2
Insurance Services	11.9
Interactive Media & Services	0.3
Internet & Direct Marketing Retail	0.2
IT Services	4.5
Leisure Products	0.5
Life Sciences Tools & Services	0.3
Machinery	2.2
Media	0.5
Metals & Mining	0.2
Oil, Gas & Consumable Fuels	0.4
Personal Products	0.2
Pharmaceuticals	2.5
Professional Services	2.5
Real Estate Management & Development	2.4
Road & Rail	0.2
Software	20.3
Specialty Retail	0.1
Wireless Telecommunication Services	0.1
Total	100.0%

The geographic composition of investments at cost and fair value was as follows:

	December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value
Australia	$35,707	$34,850	1.8%
Canada	29,405	29,291	1.5
United Kingdom	44,765	44,187	2.2
United States	1,941,308	1,866,781	94.5
Total	$2,051,185	$1,975,109	100.0%
See the Consolidated Schedule of Investments as of December 31, 2022 in “Item 8. Consolidated Financial Statements and Supplementary Data—Consolidated Schedule of Investments” for more information on these investments.
Capital Resources and Borrowings
As a RIC, we intend to distribute substantially all of our net income to our unitholders. We anticipate generating cash from the issuance of shares and cash flows from operations, including interest received on our debt investments.
Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of units senior to our Units if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of December 31, 2022, our asset coverage ratio was 274.3%.
While any indebtedness and senior securities remain outstanding, we must take provisions to prohibit any distribution to our unitholders (which may cause us to fail to distribute amounts necessary to avoid entity-level taxation under the Code), or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. In addition, we must also comply with positive and negative covenants customary for these types of facilities. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.”
Investment Advisory Agreement
Pursuant to the Investment Advisory Agreement, we pay our Adviser a fee for investment advisory and management services consisting of two components – a base management fee and an incentive fee. As a part of the Investment Advisory Agreement, we agree to reimburse the Adviser for certain expenses it incurs on our behalf.
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
Incentive Fee
We also pay the Adviser an incentive fee consisting of two parts. The first part is determined and paid quarterly based on our pre-incentive fee net investment income and the second part is determined and payable in arrears based on net capital gains as of the end of each calendar year or upon termination of the Investment Advisory Agreement.
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
Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as debt instruments with payment-in-kind (“PIK”) interest and zero-coupon securities), accrued income that we have not yet received in cash. Our Adviser is not obligated to return to us the incentive fee it receives on PIK interest that is later determined to be uncollectible in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
Pursuant to the Investment Advisory Agreement, we pay the Adviser an incentive fee with respect to our pre-incentive fee net investment income as follows:

•No incentive fee based on pre-incentive fee net investment income in any calendar quarter in which our pre-incentive fee net investment income does not exceed a hurdle rate of 1.25% (5% annualized);
•100% of pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 1.43% in any quarter (5.72% annualized). We refer to this portion of the pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 1.43%) as the “catch-up.” The “catch-up” is meant to provide the Adviser with approximately 12.5% of our pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeds 1.43% in any calendar quarter; and
•12.5% of the pre-incentive fee net investment income, if any, that exceeds 1.43% in any calendar quarter (5.72% annualized), which reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all pre-incentive fee net investment income is paid to the Adviser.
The following is a graphical representative of the incentive fee calculation pursuant to the Investment Advisory Agreement:
Quarterly Income Component of Income and Capital Gains Incentive Fee Calculation Based on Net Income
Pre-Incentive Fee Net Investment Income
(Expressed as a Percentage of the Value of Net Assets)

If market interest rates rise, we may be able to invest our funds in debt instruments that provide for a higher return, which would increase our pre-incentive fee net investment income and make it easier for the Adviser to surpass the hurdle rate and receive an incentive fee on such net investment income. PIK interest and original issue discount (“OID”) will also increase our pre-incentive fee net investment income and make it easier to surpass the hurdle rate. Our pre-incentive fee net investment income used to calculate this part of the incentive fee is also included in the amount of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts) used to calculate the base management fee.
Under the Investment Advisory Agreement, we pay the Adviser an incentive fee on capital gains calculated and payable in arrears in cash as of the end of each calendar year or upon the termination of the Investment Advisory Agreement in an amount equal to 12.5% of our realized capital gains, if any, on a cumulative basis from the date of our election to be regulated as a BDC through the end of a given calendar year or upon the termination of the Investment Advisory Agreement, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees (the “Cumulative Capital Gains”). For the purpose of computing the incentive fee on capital gains, the calculation methodology looks through derivative financial instruments or swaps as if we owned the reference assets directly.
Our Board of Directors monitors the mix and performance of our investments over time and seeks to satisfy itself that the Adviser and the Sub-Adviser are acting in our interests and that our fee structure appropriately incentivizes the Adviser and Sub-Adviser to do so.
Examples of Quarterly Incentive Fee Calculation Example 1:
Income Related Portion of Incentive Fee(*):
Alternative 1
Assumptions
Investment income (including interest, dividends, fees, etc.) = 1.25% Hurdle rate(1) = 1.25%
Base management fee(2) = 0.3125%
Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.175%
Pre-incentive fee net investment income (investment income – (base management fee + other expenses)) = 0.7625%
Pre-incentive net investment income does not exceed hurdle rate, therefore there is no incentive fee.

Alternative 2
Assumptions
Investment income (including interest, dividends, fees, etc.) = 1.85% Hurdle rate(1) = 1.25%
Base management fee(2) = 0.3125%
Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.175%
Pre-incentive fee net investment income (investment income – (base management fee + other expenses)) = 1.3625% which exceeds the hurdle rate
Incentive fee = 12.5% × pre-incentive fee net investment income, subject to the “catch-up”(4)
= 100% × (1.3625% – 1.25%)
= 0.1125%
Alternative 3
Assumptions
Investment income (including interest, dividends, fees, etc.) = 2.5% Hurdle rate(1) = 1.25%
Base management fee(2) = 0.3125%
Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.175%
Pre-incentive fee net investment income (investment income – (base management fee + other expenses)) = 2.0125%
Incentive fee = 12.5% × pre-incentive fee net investment income, subject to “catch-up”(4)
= 100% × “catch-up” + (12.5% × (pre-incentive fee net investment income – 1.43%)) Catch-up = 1.43% – 1.25% = 0.18%
Incentive fee = (100% × 0.18%) + (12.5% × (2.0125% – 1.43%))
= 0.18% + (12.5% × 0.5825%)
= 0.18% + 0.0728%
(*) The hypothetical amount of pre-incentive fee net investment income shown is based on a percentage of total net assets.
(1)Represents 5% annualized hurdle rate.
(2)Represents 1.25% annualized base management fee.
(3)Excludes organizational and offering expenses.
(4)The “catch-up” provision is intended to provide our Adviser with an incentive fee of 12.5% on all of our pre-incentive fee net investment income as if a hurdle rate did not apply when our net investment income exceeds 1.43% in any calendar quarter.
Example 2: Capital Gains Portion of Incentive Fee:
Alternative 1
Assumptions
•Year 1: $20 million investment made in Company A (“Investment A”), and $30 million investment made in Company B (“Investment B”)
•Year 2: Investment A sold for $50 million and fair market value (“FMV”) of Investment B determined to be $32 million
•Year 3: FMV of Investment B determined to be $25 million
•Year 4: Investment B sold for $31 million
The capital gains portion of the incentive fee, if any, would be:
•Year 1: None
•Year 2: $3.75 million capital gains incentive fee
$30 million realized capital gains on sale of Investment A multiplied by 12.5%
•Year 3: None
$3.175 million cumulative fee (12.5% multiplied by $25 million ($30 million Cumulative Capital Gains less $5 million     cumulative capital depreciation)) less $3.75 million (previous capital gains fee paid in Year 2)
•Year 4: $0.125 million capital gains incentive fee

$3.875 million cumulative fee ($31 million cumulative realized capital gains multiplied by 12.5%)
less
$3.75 million (previous capital gains fee paid in Year 2)
Alternative 2
Assumptions
•Year 1: $20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”)
•Year 2: Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million
•Year 3: FMV of Investment B determined to be $27 million and Investment C sold for $30 million
•Year 4: FMV of Investment B determined to be $35 million
•Year 5: Investment B sold for $20 million
The capital gains portion of the incentive fee, if any, would be:
•Year 1: None
•Year 2: $3.125 million capital gains incentive fee
12.5% multiplied by $25 million ($30 million realized capital gains on sale of Investment A less $5 million unrealized capital depreciation on Investment B)
•Year 3: $0.875 million capital gains incentive fee
$4.0 million cumulative fee (12.5% multiplied by $32 million ($35 million cumulative realized capital gains less $3 million unrealized capital depreciation)) less $3.125 million (previous capital gains fee paid in Year 2)
•Year 4: $0.375 million capital gains incentive fee, calculated as follows:
$4.375 million cumulative fee (12.5% multiplied by $35 million cumulative realized capital gains) less $4.0 million (previous cumulative capital gains fees paid in Year 2 and Year 3)
•Year 5: None
$3.125 million cumulative fee (12.5% multiplied by $25 million ($35 million cumulative realized capital gains less $10 million realized capital losses)) less $4.375 million (previous Cumulative Capital Gains fee paid in Year 2, 3 and Year 4)
Investment Sub-Advisory Agreement
Pursuant to an investment sub-advisory agreement between us, the Adviser and the Sub-Adviser (the “Investment Sub-Advisory Agreement”), the Sub-Adviser manages on a discretionary basis all or a portion of our investments in traded bank loans and other liquid debt securities of U.S. corporate issuers in accordance with parameters established by the Adviser, in order to permit us to effectively manage our liquidity to, among other things, manage payment obligations under our unit repurchase program. The Investment Sub-Advisory Agreement provides that the Sub-Adviser receives a fee, payable by the Adviser, equal to an annual rate of 0.40% based on the average value of assets managed by the Sub-Adviser pursuant to the Investment Sub-Advisory Agreement at the end of the two most recently completed calendar months.
Administration Agreement
We entered into the Administration Agreement with our Administrator who provides us with office space, office services and equipment. Under the Administration Agreement, our Administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology, internal audit and investor relations, and being responsible for the financial records that we are required to maintain and preparing reports to our unitholders and reports filed with the SEC. In addition, our Administrator assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our unitholders, our internal control assessment under the Sarbanes-Oxley Act, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.
Payments under the Administration Agreement are equal to an amount that reimburses our Administrator for its costs and expenses and our allocable portion of certain expenses incurred by our Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the compensation paid to our Chief Compliance Officer and Chief Financial Officer. Our Board of Directors, including our Independent Directors, reviews the allocable portion of certain expenses incurred by our Administrator in performing its obligations under the Administration Agreement to determine whether such expenses are reasonable and allocated appropriately among the Company and other funds sponsored or advised by the Administrator and its affiliates. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. Additionally, we ultimately bear the costs of any sub-administration agreements that our Administrator enters into.
Our Administrator reserves the right to waive all or part of any reimbursements due from the Company at its sole discretion.
The Administration Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, our Administrator and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it will be entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our Administrator’s services under the Administration Agreement or otherwise as an administrator for us, subject to the provisions of the 1940 Act.
In addition, pursuant to a sub-administration agreement, our Administrator has engaged State Street to act on behalf of our Administrator in the performance of certain other administrative services for us. We have also engaged State Street directly to serve as our custodian and as our Units transfer agent, distribution paying agent and registrar.
Unit Repurchase Program
We do not intend to list our Units on a securities exchange, and we do not expect there to be a public market for our Units. As a result, if a unitholder purchases our Units, the unitholder’s ability to sell units will be limited.
In June 2022, we commenced quarterly repurchase offers pursuant to a unit repurchase program. We intend to limit the number of units to be repurchased in each quarter to no more than 5% of our outstanding units (either by number of units or aggregate net asset value) as of such quarter end. All units purchased by us pursuant to the terms of each offer to repurchase will be retired and thereafter will be authorized and unissued units.
We have applied for exemptive relief from the SEC that, if granted, will permit us to issue multiple classes of our Units with varying sales loads, contingent deferred sales charges, and/or asset-based service and/or distribution fees, the details for which will be finalized at a later date at our discretion (the “Multi-Class Exemptive Relief”).
The SEC has not yet granted the Multi-Class Exemptive Relief, and there is no assurance that such relief will be granted.
If we are granted the Multi-Class Exemptive Relief, we would be permitted to offer multiple classes of units. If we are granted such relief, our Board of Directors reserves the right, in its sole discretion, to limit the number of units to be repurchased for each class by applying limitations on the number of units to be repurchased on a per class basis.
Any periodic repurchase offers will be subject in part to our available cash and compliance with the BDC and RIC qualification and diversification rules promulgated under the 1940 Act and the Code, respectively. While we intend to conduct quarterly repurchase offers as described above, we are not required to do so and may suspend or terminate the unit repurchase program at any time. As a result, unit repurchases may not be available each quarter. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act.
A unitholder may tender all of the units owned. There is no repurchase priority for a unitholder under the circumstances of death or disability of such unitholder.
In the event the amount of units tendered exceeds the repurchase offer amount, units will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted in the next quarterly tender offer, or upon the recommencement of the unit repurchase plan, as applicable. We will have no obligation to repurchase units, including if the repurchase would violate the restrictions on distributions under federal law or Delaware law. The limitations and restrictions described above may prevent us from accommodating all repurchase requests made in any quarter. Our unit repurchase program has many limitations, including the limitations described above, and should not in any way be viewed as the equivalent of a secondary market.
We will offer to repurchase units on such terms as may be determined by our Board of Directors in its complete and absolute discretion unless, in the judgment of our Independent Directors, such repurchases would not be in the best interests of our unitholders or would violate applicable law.
There is no assurance that our Board of Directors will exercise its discretion to offer to repurchase units in any given quarter, or at all, or that there will be sufficient funds available to accommodate all of our unitholders’ requests for repurchase. As a result, we may repurchase less than the full amount of units that a unitholder requests to have repurchased. If we do not repurchase the full amount of a unitholder’s units requested to be repurchased, or we determine not to make repurchases of a unitholder’s units, a unitholder will likely not be able to dispose of units, even if we under-perform. Any periodic repurchase offers will be subject in part to our available cash and compliance with the RIC qualification and diversification rules and the 1940 Act. Unitholders will not pay a fee to us in connection with our repurchase of units under the unit repurchase program.
The Company will repurchase units from unitholders pursuant to written tenders on terms and conditions that the Board of Directors determines to be fair to the Company and to all unitholders. When the Board of Directors determines that the Company will repurchase units, notice will be provided to unitholders describing the terms of the offer, containing information unitholders should consider in deciding whether to participate in the repurchase opportunity and containing information on how to participate. Unitholders deciding whether to tender their units during the period that a repurchase offer is open may obtain our most recent net asset value per unit in our filings with the SEC, which are available to the public through the SEC’s website (http://www.sec.gov). Upon acceptance by the Company of tendered units for repurchase, a unitholder will no longer have the rights of a unitholder, including, without limitation, voting rights and the right to receive distributions upon tendered units. However, our repurchase offers will generally use the net asset value on or around the last business day of a calendar quarter, which will not be available until after the expiration of the applicable tender offer, so a unitholder will not know the exact price of units in the tender offer when a unitholder makes a decision whether to tender units.
Repurchases of units from unitholders by the Company will be paid in cash promptly after the determination of the relevant net asset value per unit is finalized. Repurchases will be effective after receipt and acceptance by the Company of eligible written tenders of units from unitholders by the applicable repurchase offer deadline. We do not impose any charges in connection with repurchases of units. All units purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued units.
If during any consecutive period of four calendar quarters, the Company does not complete a tender offer in which the Company accepts for repurchase the lesser of (i) 100% of properly tendered units and (ii) 5% of the outstanding units (either by number of units or aggregate net asset value) as of such quarter end (a “Qualifying Tender”), the Company will not make commitments for new portfolio investments (excluding short-term cash management investments under 30 days in duration) and will reserve available assets to satisfy future tender requests until a Qualifying Tender occurs; provided, however, that the Company will continue to use available funds and liquidity (a) to pay, and/or establish reserves for, our actual or anticipated expenses, including a management fee and incentive fees, any amounts that may become due under any borrowings or other financings or similar obligations and any other liabilities, contingent or otherwise, whether incurred before, during or after the end of the relevant four calendar quarter period, (b) to fulfill investment commitments made or approved by our Adviser’s investment committee prior to the expiration of the relevant four calendar quarter period, (c) to fund follow-on investments made in existing portfolio companies (including transactions to hedge interest rates relating to such additional investments) and amounts to protect the value of existing investments (for example, without limitation, follow-on debt or equity investments made to protect existing investments) as necessary, (d) to engage in hedging transactions, (e) to fund obligations under any guarantee or indemnity made by us prior to the end of the relevant four calendar quarter period, (f) to fulfill obligations with respect to any purchase price due from an investor on a drawdown date that such investor fails to pay or (g) as necessary for us to comply with applicable laws and regulations, including the 1940 Act and the Code.
The majority of our assets will consist of instruments that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have sufficient liquid resources to make repurchase offers. In order to provide liquidity for unit repurchases, we intend to generally maintain under normal circumstances an allocation to syndicated loans and other liquid investments. We may fund repurchase requests from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds, and we have no limits on the amounts we may pay from such sources. Should making repurchase offers, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should we otherwise determine that investing our liquid assets in originated loans or other illiquid investments rather than repurchasing our Units is in the best interests of the Company as a whole, then we may choose to offer to repurchase fewer units than described above, or none at all.
Payment for repurchased units may require us to liquidate portfolio holdings earlier than our Adviser would otherwise have caused these holdings to be liquidated, potentially resulting in losses, and may increase our investment-related expenses as a result of higher portfolio turnover rates. Our Adviser intends to take measures, subject to policies as may be established by our Board of Directors, to attempt to avoid or minimize potential losses and expenses resulting from the repurchase of units.
Summary Risk Factors
The risk factors described below are a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. You should carefully consider these risk factors, together with the risk factors set forth in “Item 1A. Risk Factors” of this report and other reports and documents we file with the SEC.
Risks Relating to Our Business and Structure
•We have a limited operating history.
•Operating as a BDC imposes numerous constraints on us and significantly reduces our operating flexibility
•We are subject to risks associated with the current interest rate environment and to the extent we use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income.
•We depend upon our Adviser, our Sub-Adviser and Administrator for our success and upon their access to the investment professionals and partners of Morgan Stanley and its affiliates, including Eaton Vance.
•Our business model depends to a significant extent upon strong referral relationships with private equity sponsors.
•We may not replicate the historical results achieved by other entities advised or sponsored by members of the Investment Committee or by the Adviser or its affiliates.

•Our financial condition and results of operations depend on our ability to manage future growth effectively.
•The Adviser may frequently be required to make investment analyses and decisions on an expedited basis.
•There are significant potential conflicts of interest that could affect our investment returns.
•Our management fee and incentive fee structure may create incentives for the Adviser that are not fully aligned with the interests of our unitholders and may induce the Adviser to make speculative investments.
•Our ability to enter into transactions with our affiliates is restricted.
•We operate in a highly competitive market for investment opportunities.
•We will be subject to corporate-level income tax if we are unable to qualify as a RIC.
•We will need to raise additional capital to grow because we must distribute most of our income.
•Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.
•We are subject to risks associated with our Credit Facilities.
•Failure to qualify as a BDC would decrease our operating flexibility.
•Certain investors are limited in their ability to make significant investments in us.
•The majority of our portfolio investments are recorded at fair value as determined in good faith by our Valuation Designee and, as a result, there may be uncertainty as to the value of our portfolio investments.
•Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or unitholder approval, and we may temporarily deviate from our regular investment strategy.
•The Adviser and Administrator can each resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time.
•The liability of each of the Adviser, the Sub-Adviser and the Administrator is limited.
Risks Relating to Our Investments
•Limitations of investment due diligence expose us to investment risk.
•Our debt investments may be risky and we could lose all or part of our investments.
•Defaults by our portfolio companies will harm our operating results.
•Economic recessions or downturns could impair our portfolio companies and defaults by our portfolio companies will harm our operating results.
•Subordinated liens on collateral securing debt investments that we will make to our portfolio companies may be subject to control by senior creditors with first priority liens.
•Our investments in traded bank loans and other liquid debt securities of U.S. corporate issuers could include “covenant-lite” loans, which may expose us to different risks.
•The lack of liquidity in our investments may adversely affect our business.
•Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.
•We may be subject to risks associated with syndicated loans.
•Our portfolio companies may prepay loans, which may reduce our yields if capital returned cannot be invested in transactions with equal or greater expected yields.
•Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.
•Because we generally do not hold controlling equity interests in our portfolio companies, we may not be able to exercise control over our portfolio companies.
•We can offer no assurance that portfolio company management will be able to operate their companies in accordance with our expectations.
•Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.
•We may be subject to risks under hedging transactions and may become subject to risks if we invest in foreign securities.
Risks Relating to Our Units
•Our Units are not listed, and we do not intend to list our Units on an exchange.
•There is a risk that you may not receive distributions.
•Investors will not know the purchase price per unit at the time they submit their subscription agreements.
•If we are unable to raise substantial funds in our ongoing, continuous “best efforts” offering, we may be limited in the number and type of investments we may make
•We intend, but are not required, to offer to repurchase Units on a quarterly basis.
•The price at which we may repurchase units will be determined in accordance with our unit pricing policy and, as a result, there may be uncertainty as to the value of our Units.
•We may be unable to invest a significant portion of the net proceeds of our offering of Units on acceptable terms.
•We have not established any limit on the amount of funds we may use from available sources to fund distributions.
•Our distributions to unitholders may be funded from expense reimbursements or waivers of investment advisory fees.
•Investing in our Units may involve an above average degree of risk.
•The net asset value of our Units may fluctuate significantly.
•Our unitholders may experience dilution in their ownership percentage.

•Our unitholders will experience dilution in their ownership percentage if they opt out of our DRIP.
•Any preferred units we may issue in the future could adversely affect the value of our Units.
•Holders of any preferred units that we may issue will have the right to elect certain members of our Board of Directors and have class voting rights on certain matters.
General Risk Factors
•We are operating in a period of capital markets volatility and economic uncertainty.
•New or modified laws or regulations governing our or Morgan Stanley’s operations may adversely affect our business.
•Disposition of our Units by MS Credit Partners Holdings, Inc. may negatively impact our performance and the price of our Units.
•We are highly dependent on information systems, and systems failures could significantly disrupt our business.
•Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition.
Regulation as a Business Development Company
General
We have elected to be regulated as a BDC under the 1940 Act. A BDC is a specialized investment vehicle that elects to be regulated under the 1940 Act as an investment company but is generally subject to less onerous requirements than other registered investment companies under a regime designed to encourage lending to U.S.-based small and mid-sized businesses. Unlike many similar types of investment vehicles that are restricted to being private entities, the stock of a BDC is permitted to trade in the public equity markets (although at least initially, we do not currently intend to list our Units to allow for such trading). BDCs are also eligible to elect to be treated as a RIC under Subchapter M of the Code. A RIC typically does not incur significant entity-level income taxes, because it is generally entitled to deduct distributions made to its equity holders. We intend to elect to be treated, and intend to qualify annually, as a RIC, commencing concurrently with our election to be regulated as a BDC. See “Item 1. Business — Certain U.S. Federal Income Tax Considerations.”
Qualifying Assets
Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to our proposed business are the following:
(1)Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
a.Is organized under the laws of, and has its principal place of business in, the United States;
b.Is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
c.Satisfies either of the following:
i.Does not have any class of securities listed on a national securities exchange or has any class of securities listed on a national securities exchange subject to a $250 million market capitalization maximum; or
ii.Is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result, the BDC has an affiliated person who is a director of the eligible portfolio company.
(2)Securities of any eligible portfolio company which we control.
(3)Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
(4)Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.
(5)Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
(6)Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.
We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. We primarily make investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we may consider using various temporary investment strategies for our business, including taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may draw down our credit facilities, as deemed appropriate, and repay such borrowings subsequent to quarter end. We may also purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. The Investment Advisory Agreement excludes the amount of these transactions or such cash drawn for this purpose from total assets for purposes of computing the base management fee.
Managerial Assistance to Portfolio Companies
In addition, a BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities significant managerial assistance. However, when a BDC purchases securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.
Temporary Investments
Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets.
Senior Securities
As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of securities senior to our Units if our asset coverage, as defined in the 1940 Act, is at least equal to the percentage set forth in Section 61 of the 1940 Act that is applicable to us at such time. On October 26, 2021, our sole unitholder approved the application of the reduced asset coverage requirements in Section 61(a)(2) to us, effective as of October 27, 2021. As a result of the unitholder approval, effective October 27, 2021, the asset coverage ratio under the 1940 Act applicable to us decreased to 150% from 200%, so long as we meet certain disclosure requirements. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities as compared to $100 from borrowing and issuing senior securities for every $100 of net assets under 200% asset coverage. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any distribution to our unitholders or the repurchase of such securities or units unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We are also permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage, which borrowings would not be considered senior securities, provided that any such borrowings in excess of 5% of the value of our total assets would be subject to the asset coverage ratio requirements of the 1940 Act, even if for temporary or emergency purposes. Regulations governing our operations as a BDC will affect our ability to raise, and the method of raising, additional capital, which may expose us to risks.
Code of Ethics
We and our Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code of ethics may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the codes of ethics’ requirements. The codes of ethics for each of the Adviser and the Company are available on our website at http://www.northhavenprivateincomefund.com and on the SEC’s website at www.sec.gov and you may obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov.
Proxy Voting Policies and Procedures
We have delegated our proxy voting responsibility to our Adviser. A summary of the Proxy Voting Policies and Procedures of our Adviser are set forth below. These policies and procedures are reviewed periodically by our Adviser and, our Independent Directors, and, accordingly, are subject to change.
An investment adviser registered under the Adviser’s Act has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, the Adviser recognizes that it must vote the Company’s securities in a timely manner free of conflicts of interest and in our best interests and the best interests of the Company’s unitholders.
These policies and procedures for voting proxies are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.
The Adviser votes proxies relating to the Company’s portfolio securities in what it believes to be the best interest of the Company’s unitholders. To ensure that our vote is not the product of a conflict of interest, the Adviser requires that: (1) anyone involved in the decision making process disclose to the Company’s chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision making process or vote administration are prohibited from revealing how the Company intends to vote on a proposal in order to reduce any attempted influence from interested parties.
A copy of the Adviser’s policies and procedures with respect to the voting of proxies relating to the Company’s portfolio securities is available without charge, upon request. Unitholders may obtain information regarding how we voted proxies by making a written request for proxy voting information to: North Haven Private Income Fund LLC, c/o Morgan Stanley, 1585 Broadway, New York, NY 10036 Attn: Chief Compliance Officer.
Privacy Principles
The Adviser has established policies with respect to nonpublic personal information provided to it with respect to individuals who are investors in the Company, which policies also apply to the Administrator. We have adopted the privacy policies of the Adviser as applicable to us.
We and the Adviser each recognizes the importance of maintaining the privacy of any nonpublic personal information it receives with respect to each investor. In the course of providing management services to us, the Adviser collects nonpublic personal information about investors from the Subscription Agreements and the certificates and exhibits thereto that each investor submits. We and the Adviser may also collect nonpublic personal information about each investor from conversations and correspondence between each investor and us or the Adviser, both prior to and during the course of each investor’s investment in the Company.
We and the Adviser each treat all of the nonpublic personal information it receives with respect to each investor as confidential. We and the Adviser restrict access to such information to those employees, affiliates and agents who need to know the information in order for us and the Adviser to determine whether each investor meets the regulatory requirements for an investment in the Company and, in the case of the Adviser, to provide ongoing management services to us. The Adviser maintains physical, electronic, and procedural safeguards to comply with U.S. federal standards to guard each investor’s nonpublic personal information.
The Adviser does not disclose any nonpublic personal information about any investor to any third parties, other than the Adviser’s agents, representatives and/or affiliates, or as permitted or required by law. Among other things, the law permits the Adviser to disclose such information for purposes of making investments on our behalf, complying with anti-money laundering laws, preparing tax returns and reports for each investor and determining whether each investor meets the regulatory requirements for investing in us.
Other
We are prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Independent Directors and, in some cases, prior approval by the SEC.
We will be periodically examined by the SEC for compliance with the 1940 Act.
We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our unitholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.
We and our Adviser are each required to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and designate a chief compliance officer to be responsible for administering the policies and procedures.
Sarbanes-Oxley Act
The Sarbanes-Oxley Act imposes a variety of regulatory requirements on companies with a class of securities registered under the Exchange Act and their insiders. Many of these requirements affect us. For example:
•Pursuant to Rule 13a-14 under the Exchange Act our principal executive officer and principal financial officer must certify the accuracy of the financial statements contained in our periodic reports;
•Pursuant to Item 307 under Regulation S-K under the Securities Act our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•Pursuant to Rule 13a-15 under the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting, which must be audited by our independent registered public accounting firm; and
•Pursuant to Item 308 of Regulation S-K under the Securities Act and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated under such act. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we comply with that act in the future.
Bank Holding Company Act

As a bank holding company (“BHC”) that has elected Financial Holding Company (“FHC”) status under the Bank Holding Company Act of 1956, as amended (the “BHCA”), Morgan Stanley and its affiliates are subject to comprehensive, consolidated supervision and regulation by the U.S. Board of Governors of the Federal Reserve System (the “Federal Reserve”). Since the Adviser is a subsidiary of Morgan Stanley, the Federal Reserve will treat the Adviser as an affiliate of Morgan Stanley and controlled by Morgan Stanley. As a result, the Adviser is subject to the BHCA and the Federal Reserve’s implementing regulations and interpretations. These regulations are subject to change, including with respect to possible limitations on the Adviser’s day-to-day control over the activities of portfolio companies. Such limitations may affect the Adviser’s decision to make investments and manage our investments. In addition, there may be limitations on the ability of the Adviser and companies in which the Adviser invests to engage in borrowing and other credit and similar transactions with depository institution affiliates of Morgan Stanley. We believe these limitations will not materially adversely affect the investment program or operations of the Adviser.
The BHCA generally prohibits BHCs, such as Morgan Stanley, and its subsidiaries from acquiring more than de minimis equity interests in non-financial companies unless certain exemptions apply. Further, under the BHCA, eligible FHCs and their subsidiaries have authority to engage in a broader range of investments and activities than BHCs that are not FHCs. Accordingly, although not currently contemplated, in the event that entities affiliated with Morgan Stanley own 5% or more of our outstanding voting securities and it is determined that we are considered a subsidiary of an FHC, we may hold certain investments in reliance on the BHCA’s authority for activities that are “financial in nature.” Pursuant to this authority, we may invest in loans and debt securities and, subject to certain conditions, in equity securities. Among the conditions under which we may hold equity securities are those applicable to “merchant banking” activities. Pursuant to the BHCA, we could be required to dispose of investments made in reliance on merchant banking authority within ten years of their acquisition or, alternatively, to obtain the Federal Reserve’s approval for an extension of this holding period limit. We do not currently anticipate that any investment will be held for ten years. If we were to rely on merchant banking authority and we were to apply for an extension, there is no guarantee that an extension would be obtained. Further, Morgan Stanley may choose not to seek an extension if it may lead to certain adverse consequences for Morgan Stanley.
A significant focus of the regulatory framework that applies to Morgan Stanley is to ensure that Morgan Stanley and its subsidiaries operate in a safe and sound manner, with sufficient capital, earnings and liquidity to allow Morgan Stanley to serve as a source of financial and managerial strength to Morgan Stanley Bank, N.A. and Morgan Stanley Private Bank, National Association (the “Banks”). These Banks must remain well capitalized and well managed if Morgan Stanley is to maintain its FHC status and continue to engage in the widest range of permissible financial activities. In addition, the general exercise by the Federal Reserve of its regulatory, supervisory and enforcement authority with respect to Morgan Stanley and certain provisions of Dodd-Frank could result in the need for Morgan Stanley to change its business practices or the scope of its current lines of business, including certain limited divestitures. Although such changes could have an impact on and consequences for Morgan Stanley and the Adviser, any limited divestiture should not directly involve the Adviser.
Dodd-Frank and Volcker Rule Disclosure
Section 619 of Dodd-Frank, commonly known as the “Volcker Rule,” and regulations to implement the Volcker Rule issued by the U.S. federal financial regulators in December 2013 referred to as the Implementing Regulations, generally restrict any “banking entity” (which includes Morgan Stanley and most affiliates of Morgan Stanley) from engaging in “proprietary trading” as well as from acquiring or retaining any “ownership interest” in a “covered fund”, in each case unless the investment or activity is conducted in accordance with an exclusion or exemption. The Volcker Rule also generally prohibits certain transactions between a banking entity and any of its affiliates, on the one hand, and a covered fund for which the banking entity or any of its affiliates serves, directly or indirectly, as the investment manager, investment adviser, or that the banking entity or any of its affiliates sponsors in connection with organizing and offering that fund (or with any other covered fund that is controlled by such fund, on the other hand. The term “covered fund” includes, among others, hedge funds and private-equity funds that are privately offered in the United States and that rely on Sections 3(c)(1) or 3(c)(7) of the 1940 Act to avoid being treated as “investment companies” under the 1940 Act.
The Volcker Rule and the Implementing Regulations impose a number of restrictions on Morgan Stanley and its affiliates that affect us and the Adviser. As a BDC, we are not considered to be a covered fund. As a result, Morgan Stanley and its subsidiaries’ investments in us would not be subject to the Volcker Rule restrictions on investments in covered funds, but we would be considered a banking entity subject to restrictions on proprietary trading to the extent we are “controlled” by Morgan Stanley or its affiliates. Generally, we will be deemed to be controlled for these purposes in the event that entities affiliated with Morgan Stanley own 5% or more of our outstanding voting securities. Although not currently contemplated, to the extent that we are deemed a banking entity under the Volcker Rule and the Implementing Regulations, our operations may be restricted, although, given the anticipated nature of the investments we make and intend to make, we do not anticipate that these restrictions, if they were to apply, would impose material limitations on our operations, but can provide no assurances that they would not. Furthermore, we can offer no assurances that the rules and regulations enacted under the Volcker Rule, the BHCA and other statutes will not change in a future in a manner that would limit our operations and investments.
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
Exclusion of the Adviser from Commodity Pool Operator Definition
Engaging in commodity interest transactions such as swap transactions or futures contracts for us may cause the Adviser to fall within the definition of “commodity pool operator” under the Commodity Exchange Act (the “CEA”) and related Commodity Futures Trading Commission, or the CFTC regulations. The Adviser claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of us on February 25, 2022 (the “Exclusion”) and, therefore, the Adviser is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of us. The Adviser intends to affirm the Exclusion on an annual basis, which current annual affirmation was filed by the Adviser on February 24, 2023.
Reporting Obligations and Available Information
We furnish our unitholders with annual reports containing audited financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law. We are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act. We maintain a website at http://www.northhavenprivateincomefund.com and will make all of our annual, quarterly and current reports, proxy statements and other publicly filed information available on or through our website.
The SEC also maintains a website that contains annual reports, quarterly reports, current reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us, which can be accessed at www.sec.gov.
Certain Material U.S. Federal Income Tax Considerations
The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and to an investment in our Units. This summary does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, we have not described certain considerations that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including unitholders subject to the alternative minimum tax (the “AMT”), tax-exempt organizations, insurance companies, dealers in securities, traders in securities that elect to mark-to-market their securities holdings, pension plans and trusts, persons that have a functional currency (as defined in Section 985 of the Code) other than the U.S. dollar and financial institutions. This summary assumes that investors hold our Units as capital assets (within the meaning of Section 1221 of the Code). The discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations, each as of the date of the filing of this report and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought and will not seek any ruling from the Internal Revenue Service (the “IRS”) regarding any offering of our securities. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets. For purposes of this discussion, references to “dividends” are to dividends within the meaning of the U.S. federal income tax laws and associated regulations and may include amounts subject to treatment as a return of capital under section 19(a) of the 1940 Act.
A “U.S. unitholder” is a beneficial owner of our Units that is for U.S. federal income tax purposes:
•A citizen or individual resident of the United States;
•A corporation, or other entity treated as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States or any state thereof or the District of Columbia;
•An estate, the income of which is subject to U.S. federal income taxation regardless of its source; or
•A trust if either a U.S. court can exercise primary supervision over its administration and one or more U.S. persons have the authority to control all of its substantial decisions or the trust was in existence on August 20, 1996, was treated as a U.S. person prior to that date, and has made a valid election to be treated as a U.S. person.
A “non-U.S. unitholder” is a beneficial owner of our Units that is not a U.S. unitholder.
If a partnership (including an entity treated as a partnership for U.S. federal income tax purposes) holds Units, the tax treatment of a partner in the partnership will generally depend upon the status of the partner and the activities of the partnership. A prospective investor that is a partner in a partnership that will hold Units should consult its tax advisors with respect to the purchase, ownership and disposition of Units.
Tax matters are very complicated and the tax consequences to an investor of an investment in our Units will depend on the facts of his, her or its particular situation. We encourage investors to consult their own tax advisors regarding the specific consequences of such an investment, including tax reporting requirements, the applicability of U.S. federal, state, local and foreign tax laws, eligibility for the benefits of any applicable tax treaty, and the effect of any possible changes in the tax laws.

Election to Be Taxed as a RIC
We intend to elect to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our unitholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our unitholders, for each taxable year, distributions of an amount at least equal to 90% of our “investment company taxable income”, or ICTI, which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and determined without regard to any deduction for distributions paid (the “Annual Distribution Requirement”). Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute to our unitholders in respect of each calendar year distributions of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of the excess (if any) of our realized capital gains over our realized capital losses, or capital gain net income (adjusted for certain ordinary losses), generally for the one-year period ending on October 31 of the calendar year and (3) the sum of any net ordinary income plus capital gains net income for preceding years that were not distributed during such years and on which we paid no federal income tax (the “Excise Tax Avoidance Requirement”).
Taxation as a RIC
If we qualify as a RIC and satisfy the Annual Distribution Requirement, then we will not be subject to U.S. federal income tax on the portion of our ICTI and net capital gain, defined as net long-term capital gains in excess of net short-term capital losses, we distribute to unitholders. As a RIC, we will be subject to U.S. federal income tax at regular corporate rates on any net income or net capital gain not distributed as distributions to our unitholders.
In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:
•Qualify to be regulated as a BDC under the 1940 Act at all times during each taxable year;
•Derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities, and net income derived from interests in “qualified publicly traded partnerships” (partnerships that are traded on an established securities market or tradable on a secondary market, other than partnerships that derive 90% of their income from interest, dividends and other permitted RIC income) (the “90% Income Test”); and
•Diversify our holdings so that at the end of each quarter of the taxable year:
•At least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
•No more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified publicly traded partnerships (the “Diversification Tests”).
We may invest in partnerships, including qualified publicly traded partnerships, which may result in our being subject to state, local or foreign income, franchise or other tax liabilities.
In addition, as a RIC we are subject to ordinary income and capital gain distribution requirements under the Excise Tax Avoidance Requirement. If we do not meet the required distributions, we will be subject to a 4% nondeductible federal excise tax on the undistributed amount. The failure to meet the Excise Tax Avoidance Requirement will not cause us to lose our RIC status. Although we currently intend to make sufficient distributions each taxable year to satisfy the Excise Tax Avoidance Requirement, under certain circumstances, we may choose to retain taxable income or capital gains in excess of current year distributions into the next tax year in an amount less than what would trigger payments of federal income tax under Subchapter M of the Code. We may then be required to pay a 4% excise tax on such income or capital gains.
A RIC is limited in its ability to deduct expenses in excess of its ICTI. If our deductible expenses in a given taxable year exceed our ICTI, we may incur a net operating loss for that taxable year. However, a RIC is not permitted to carry forward net operating losses to subsequent taxable years and such net operating losses do not pass through to its unitholders. In addition, deductible expenses can be used only to offset ICTI, not net capital gain. A RIC may not use any net capital losses (that is, the excess of realized capital losses over realized capital gains) to offset its ICTI, but it may carry forward such net capital losses, and use them to offset future capital gains, indefinitely. Due to these limits on deductibility of expenses and net capital losses, we may for tax purposes have aggregate taxable income for several taxable years that we are required to distribute and that is taxable to our unitholders even if such taxable income is greater than the net income we actually earn during those taxable years.
Any underwriting fees paid by us are not deductible. We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having OID (such as debt instruments with PIK interest or, in certain cases, with increasing interest rates or issued with warrants), we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any OID accrued will be included in our ICTI for the taxable year of accrual, we may be required to make a distribution to our unitholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. Furthermore, a portfolio company in which we hold equity or debt instruments may face financial difficulty that requires us to work out, modify, or otherwise restructure such equity or debt instruments. Any such restructuring could, depending upon the terms of the restructuring, cause us to incur unusable or nondeductible losses or recognize future non-cash taxable income.
Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things, (1) treat distributions that would otherwise constitute qualified dividend income as non-qualified distribution income, (2) treat distributions that would otherwise be eligible for the corporate dividends received deduction as ineligible for such treatment, (3) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (4) convert lower-taxed long-term capital gain into higher-taxed short-term capital gain or ordinary income, (5) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (6) cause us to recognize income or gain without a corresponding receipt of cash, (7) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (8) adversely alter the characterization of certain complex financial transactions and (9) produce income that will not be qualifying income for purposes of the 90% Income Test. We intend to monitor our transactions and may make certain tax elections to mitigate the potential adverse effect of these provisions, but there can be no assurance that we will be eligible for any such tax elections or that any adverse effects of these provisions will be mitigated.
Gain or loss realized by us from warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long term or short term, depending on how long we held a particular warrant or security.
A portfolio company in which we invest may face financial difficulties that require us to work-out, modify or otherwise restructure its investment in the portfolio company. Any such transaction could, depending upon the specific terms of the transaction, result in unusable capital losses and future non-cash income. Any such transaction could also result in our receiving assets that give rise to income that is not qualifying income for purposes of the 90% Income Test.
Our investment in non-U.S. securities may be subject to non-U.S. income, withholding and other taxes. In that case, our yield on those securities would be decreased. Unitholders generally will not be entitled to claim a U.S. foreign tax credit or deduction with respect to non-U.S. taxes paid by the Company.
Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our unitholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our qualification as a RIC, including the “Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.
Some of the income and fees that we may recognize, such as fees for providing managerial assistance, certain fees earned with respect to our investments, income recognized in a work-out or restructuring of a portfolio investment, or income recognized from an equity investment in an operating partnership, will not satisfy the 90% Income Test. In order to manage the risk that such income and fees might disqualify us as a RIC for a failure to satisfy the 90% Income Test, we may be required to recognize such income and fees indirectly through one or more entities treated as corporations for U.S. federal income tax purposes. Such corporations will be required to pay U.S. corporate income tax on their earnings, which ultimately will reduce our return on such income and fees.
There may be uncertainty as to the appropriate treatment of certain of our investments for U.S. federal income tax purposes. In particular, we may invest a portion of our net assets in below investment grade instruments. U.S. federal income tax rules with respect to such instruments are not entirely clear about issues such as if an instrument is treated as debt or equity, whether and to what extent we should recognize interest, OID or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. These and other issues will be addressed by us, to the extent necessary, in order to seek to ensure that we distribute sufficient income to qualify, and maintain our qualification as, a RIC and to ensure that we do not become subject to U.S. federal income or excise tax.
Income received by us from sources outside the United States may be subject to withholding and other taxes imposed by such countries, thereby reducing income available to us. Tax conventions between certain countries and the United States may reduce or eliminate such taxes. We generally intend to conduct our investment activities to minimize the impact of foreign taxation, but there is no guarantee that we will be successful in this regard.
We may invest in stocks of foreign companies that are classified under the Code as passive foreign investment companies (“PFICs”). In general, a foreign company is classified as a PFIC if at least 50% of its assets constitute investment-type assets or 75% or more of its gross income is investment-type income. In general, under the PFIC rules, an “excess distribution” received with respect to PFIC stock is treated as having been realized ratably over the period during which we held the PFIC stock. We will be subject to tax on the portion, if any, of the excess distribution that is allocated to our holding period in prior taxable years (and an interest factor will be added to the tax, as if the tax had actually been payable in such prior taxable years) even though we distribute the corresponding income to unitholders. Excess distributions include any gain from the sale of PFIC stock as well as certain distributions from a PFIC. All excess distributions are taxable as ordinary income.
We may be eligible to elect alternative tax treatment with respect to PFIC stock. Under such an election, we generally would be required to include in our gross income its share of the earnings of a PFIC on a current basis, regardless of whether any distributions are received from the PFIC. If this election is made, the special rules, discussed above, relating to the taxation of excess distributions, would not apply. Alternatively, we may be able to elect to mark to market our PFIC stock, resulting in any unrealized gains at year end being treated as though they were realized and reported as ordinary income. Any mark-to-market losses and any loss from an actual disposition of the PFIC’s shares would be deductible as ordinary losses to the extent of any net mark-to-market gains included in income in prior years with respect to stock in the same PFIC.
Because the application of the PFIC rules may affect, among other things, the character of gains, the amount of gain or loss and the timing of the recognition of income with respect to PFIC stock, as well as subject us to tax on certain income from PFIC stock, the amount that must be distributed to unitholders, and which will be taxed to unitholders as ordinary income or long-term capital gain, may be increased or decreased substantially as compared to a fund that did not invest in PFIC stock.
Under the Code, gains or losses attributable to fluctuations in foreign currency exchange rates that occur between the time we accrue interest income or other receivables or accrues expenses or other liabilities denominated in a foreign currency and the time we actually collect such receivables or pays such liabilities generally are treated as ordinary income or ordinary loss. Similarly, on disposition of some investments, including debt securities and certain forward contracts denominated in a foreign currency, gains or losses attributable to fluctuations in the value of foreign currency between the date of acquisition of the security or contract and the date of disposition also are treated as ordinary gain or loss. These gains and losses, referred to under the Code as “section 988” gains and losses, may increase or decrease the amount of our ICTI to be distributed to unitholders as ordinary income. For example, fluctuations in exchange rates may increase the amount of income that we must distribute in order to qualify for treatment as a RIC and to prevent application of an excise tax on undistributed income. Alternatively, fluctuations in exchange rates may decrease or eliminate income available for distribution. If section 988 losses exceed other ICTI during a taxable year, we would not be able to make ordinary distributions, or distributions made before the losses were realized would be re-characterized as a return of capital to unitholders for U.S. federal income tax purposes, rather than as ordinary dividend income, and would reduce each unitholder’s basis in units.
Certain distributions reported by us as section 163(j) interest dividends may be treated as interest income by unitholders for purposes of the tax rules applicable to interest expense limitations under Code section 163(j). Such treatment by the unitholder is generally subject to holding period requirements and other potential limitations, although the holding period requirements are generally not applicable to dividends declared by money market funds and certain other funds that declare dividends daily and pay such dividends on a monthly or more frequent basis. The amount that we are eligible to report as a Section 163(j) dividend for a tax year is generally limited to the excess of our business interest income over the sum of our (i) business interest expense and (ii) other deductions properly allocable to our business interest income.
Failure to Qualify as a RIC
If we were unable to qualify for treatment as a RIC and are unable to cure the failure, for example, by disposing of certain investments quickly or raising additional capital to prevent the loss of RIC status, we would be subject to tax on all of our taxable income at regular corporate rates. The Code provides some relief from RIC disqualification due to failures to comply with the 90% Income Test and the Diversification Tests, although there may be additional taxes due in such cases. We cannot assure you that we would qualify for any such relief should we fail the 90% Income Test or the Diversification Tests.
Should failure occur, all our taxable income would be subject to tax at regular corporate rates, and we would not be able to deduct our distributions to unitholders. Additionally, we would no longer be required to distribute our income and gains. Distributions, including distributions of net long-term capital gain, would generally be taxable to our unitholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, certain corporate unitholders would be eligible to claim a dividends received deduction with respect to such distributions and non-corporate unitholders would generally be able to treat such distributions as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the unitholder’s tax basis, and any remaining distributions would be treated as a capital gain. If we fail to qualify as a RIC, we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five taxable years.
Staffing

We do not currently have any employees. Our day-to-day investment operations are managed by our Adviser, and our Administrator provides services necessary to conduct our business. We pay no compensation directly to any interested director or executive officer of the Company. We pay our Administrator our allocable portion of certain expenses incurred by our Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer.
Item 1A. Risk Factors
Investing in our Units involves a number of significant risks. Before you invest in our Units, you should be aware of various risks, including those described below. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our net asset value could decline, and you may lose all or part of your investment. The risk factors described below are the principal risk factors associated with an investment in us as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.
Risks Relating to Our Business and Structure
We have a limited operating history.
We were formed on March 4, 2021 and commenced operations shortly after the initial closing of our private offering on February 1, 2022. We are subject to all of the business risks and uncertainties associated with any business with a limited operating history, including the risk that we will not achieve our investment objectives, that we will not qualify or maintain our qualification to be treated as a RIC, and that the value of your investment could decline substantially. We anticipate, based on the amount of proceeds raised in the initial or subsequent closings, that it could take some time to invest substantially all of the capital we expect to raise due to market conditions generally and the time necessary to identify, evaluate, structure, negotiate and close suitable investments in private middle-market companies, and we may initially invest proceeds from the private offering in broadly syndicated loans pending the availability of such investments. Depending on various factors, including our cash flows and the market for middle-market company debt investments, investments in traded bank loans and other liquid debt securities, including broadly syndicated loans, could represent a material portion of our investments from time to time. In order to comply with
RIC diversification requirements during the startup period, we may invest proceeds in temporary investments, such as cash, cash equivalents, U.S. government securities and other high-quality debt Investments that mature in one year or less from the time of investment, which we expect will earn yields substantially lower than the interest, dividend or other income that we seek to receive in respect of suitable portfolio investments. We may not be able to pay any significant distributions during this period, and any such distributions may be substantially lower than the distributions we expect to pay when our portfolio is fully invested. We will pay a base management fee to our Adviser throughout this interim period irrespective of our performance. If the base management fee and our other expenses exceed the return on the temporary investments, our equity capital will be eroded.
Operating as a BDC imposes numerous constraints on us and significantly reduces our operating flexibility. In addition, if we fail to maintain our status as a BDC, we might be regulated as a closed-end investment company, which would subject us to additional regulatory restrictions.
The 1940 Act imposes numerous constraints on the operations of BDCs that do not apply to certain of the other investment vehicles advised by our Adviser and its affiliates. BDCs are required, for example, to invest at least 70% of their total assets primarily in securities of U.S. private or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt instruments that mature in one year or less from the date of investment. These constraints may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective. Furthermore, any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants.
We may be precluded from investing in what our Adviser believes are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we will be prohibited from making any additional investment that is not a qualifying asset and could be forced to forgo attractive investment opportunities. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position).
If we fail to maintain our status as a BDC, we might be regulated as a closed-end investment company that is required to register under the 1940 Act, which would subject us to additional regulatory restrictions and significantly decrease our operating flexibility. In addition, any such failure could cause an event of default under any outstanding indebtedness we might have, which could have a material adverse effect on our business, financial condition or results of operations.
We are subject to risks associated with the current interest rate environment and to the extent we use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income.

To the extent we borrow money or issue debt securities or any preferred units to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay interest or distributions on such debt securities or preferred units and the rate at which we invest these funds. In addition, we anticipate that many of our debt investments and borrowings will have floating interest rates that reset on a periodic basis, and many of our investments will be subject to interest rate floors. As a result, a significant change in market interest rates could have a material adverse effect on our net investment income. Rising interest rates on floating rate loans we make to portfolio companies could drive an increase in defaults or accelerated refinancings. Some portfolio companies may be unable to refinance into fixed rate loans or repay outstanding amounts, leading to a gradual decline in the credit quality of our portfolio. In periods of rising interest rates, our cost of funds will increase because we expect that the interest rates on the majority of amounts we borrow will be floating. This change could reduce our net investment income to the extent any debt investments have fixed interest rates. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act and applicable commodities laws. These activities may limit our ability to benefit from lower interest rates with respect to hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.
The discontinuation of LIBOR may adversely affect our business and results of operations.
Many financial instruments have historically used and continue to use a floating rate based on LIBOR, which is the offered rate for short-term Eurodollar deposits between major international banks. For several years, LIBOR has been the subject of national and international regulatory scrutiny. On March 5, 2021, the U.K.’s Financial Conduct Authority, or the FCA, publicly announced that all U.S. Dollar LIBOR settings will either cease to be provided by any administrator or no longer be representative (i) immediately after December 31, 2021 for one-week and two-month U.S. Dollar LIBOR settings and (ii) immediately after June 30, 2023 for the remaining U.S. Dollar LIBOR settings. In addition, as a result of supervisory guidance from U.S. regulators, some U.S. regulated entities ceased entering into new LIBOR contracts after December 31, 2021. In accordance with announcements by the FCA and the ICE Benchmark Administration, which administers LIBOR publication, the publication of most non-U.S. dollar LIBOR rates ceased as of the end of December 2021. While publication of the 1, 3 and 6 month Sterling and Japanese yen LIBOR settings will continue at least for one year on the basis of a synthetic methodology (known as “synthetic LIBOR”), these rates have been designated unrepresentative by the FCA and are solely available for use in legacy transactions. Furthermore, while certain U.S. dollar LIBOR tenors are expected to continue to be published until June 30, 2023, subject to certain exceptions, since December 31, 2021 banks have been instructed by the U.S. banking agencies and the FCA to cease entering into new contracts referencing LIBOR. The Federal Reserve Bank of New York now publishes SOFR based on overnight U.S. Treasury repurchase agreement transactions, which has been recommended as the alternative to U.S. dollar LIBOR by the Alternative Reference Rates Committee convened by the Federal Reserve and the Federal Reserve Bank of New York. Further, the Bank of England publishes a reformed Sterling Overnight Index Average, comprised of a broader set of overnight Sterling money market transactions, which has been selected by the Working Group on Sterling Risk-Free Reference Rates as the alternative rate to Sterling LIBOR. Certain bank-sponsored committees in other jurisdictions, including Europe, Japan and Switzerland, have selected alternative reference rates denominated in other currencies. Certain of the loan agreements with our portfolio companies include fallback language providing a mechanism for the parties to negotiate a new reference interest rate in the event that LIBOR ceases to exist. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition, tax position and results of operations.
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
•Require further extensive changes to documentation that governs or references LIBOR or LIBOR-based products, including, for example, pursuant to time-consuming renegotiations of existing documentation to modify the terms of outstanding transactions;
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

•Require the transition and/or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on one or more alternative reference rates in a timely manner, including by quantifying value and risk for various alternative reference rates, which may prove challenging given the limited history of the proposed alternative reference rates; and
•Cause us to incur additional costs in relation to any of the above factors.
In addition, the failure of any alternative benchmark rate to gain or maintain market acceptance could adversely affect the return on, value of and market for securities, variable rate debt and derivative financial instruments linked to such rates. Depending on several factors, including those set forth above, our business, financial condition and results of operations could be materially adversely impacted by the market transition or reform of certain reference rates and benchmarks. Other factors include the pace of the transition to replacement or reformed rates, timing mismatches between cash and derivative markets, the specific terms and parameters for and market acceptance of any alternative reference rate, market conventions for the use of any alternative reference rate in connection with a particular product (including the timing and market adoption of any conventions proposed or recommended by any industry or other group), prices of and the liquidity of trading markets for products based on alternative reference rates, and our ability to transition and develop appropriate systems and analytics for one or more alternative reference rates. As of December 31, 2022, 38.7% of our debt portfolio at fair value bore interest at a floating rate determined on the basis of LIBOR.
We depend upon our Adviser, our Sub-Adviser and Administrator for our success and upon their access to the investment professionals and partners of Morgan Stanley and its affiliates, including Eaton Vance.
We do not have any internal management capacity or employees. We depend on the diligence, skill and network of business contacts of the senior investment professionals of our Adviser and our Sub-Adviser to achieve our investment objective. We cannot assure you that we will replicate the historical results achieved for other Morgan Stanley or Eaton Vance funds, and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. We expect that the Adviser and our Sub-Adviser will evaluate, negotiate, structure, close and monitor our investments in accordance with the terms of the Investment Advisory Agreement and the Investment Sub-Advisory Agreement, respectively. We can offer no assurance, however, that the senior investment professionals of the Adviser or the Sub-Adviser will continue to provide investment advice to us. The loss of any member of the Investment Committee or of other senior investment professionals of the Adviser or the Sub-Adviser and their affiliates could limit our ability to achieve our investment objective and operate as we anticipate. In addition, we can offer no assurance that the resources, relationships and expertise of Morgan Stanley will be available for every transaction or generally during the term of the Company. This could have a material adverse effect on our financial condition, results of operations and cash flows. For the avoidance of doubt, we are not a subsidiary of or consolidated with Morgan Stanley. Furthermore, Morgan Stanley has no obligation, contractual or otherwise, to financially support us. Morgan Stanley has no history of financially supporting any of the BDCs on the MS Private Credit platform, even during periods of financial distress.
We depend on the diligence, skill and network of business contacts of the professionals available to our Administrator to carry out the administrative functions necessary for us to operate, including the ability to select and engage sub-administrators and third-party service providers. We can offer no assurance, however, that the professionals of the Administrator will continue to provide administrative services to us. In addition, we can offer no assurance that the resources, relationships and expertise of Morgan Stanley will be available to the Administrator throughout the term of the Company. This could have a material adverse effect on our financial condition, results of operations and cash flows.
Our business model depends to a significant extent upon strong referral relationships with private equity sponsors. Any inability of the Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
We depend upon the Adviser’s and its affiliates’ relationships with private equity sponsors, and we intend to rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the Adviser fails to maintain such relationships, or to develop new relationships with other sponsors or sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom the principals of the Adviser and its affiliates have relationships are not obligated to provide us with investment opportunities, and, therefore, we can offer no assurance that these relationships will generate investment opportunities for us in the future.
We are dependent upon management personnel of our Adviser and Sub-Adviser for our future success.
We do not have any internal management capacity or employees. The Adviser depends on the investment professionals of affiliates of Morgan Stanley, and the Sub-Adviser depends on the investment professionals of Eaton Vance, and each depend on such investment professionals’ diligence, skill and network of business contacts. Our success will depend to a significant extent on the continued service and coordination of our executive officers and members of the investment committee. The diversion of time by, or departure of, any of these individuals could have a material adverse effect on our ability to achieve our investment objectives.
The time and resources that individuals associated with our Adviser devote to us may be diverted, and we may face additional competition due to the fact that neither our Adviser nor its affiliates are prohibited from raising money for or managing another entity that makes the same types of investments that we target.

The Adviser and its affiliates currently serve as the investment adviser for various funds, accounts and strategies, including the funds and accounts on the MS Private Credit platform, including the MS BDCs, and are not prohibited from raising money for and managing future investment entities that make the same or similar types of investments as those we target. As a result, the time and resources that our Adviser devotes to us may be diverted, and during times of intense activity in other investment programs they may devote less time and resources to our business than is necessary or appropriate. In addition, we may compete with any such investment entity also advised by the Adviser or its affiliates for the same investors and investment opportunities.
We may not replicate the historical results achieved by other entities advised or sponsored by members of the Investment Committee, or by the Adviser or its affiliates.
Our investments may differ from those of existing accounts that are or have been sponsored or advised by members of the Investment Committee, the Adviser or affiliates of the Adviser. Investors in our securities are not acquiring an interest in any accounts that are or have been sponsored or advised by members of the Investment Committee, the Adviser or affiliates of the Adviser. Subject to the requirements of the 1940 Act and the provisions of the Order, we often co-invest in portfolio investments with other Affiliated Investment Accounts. Any such investments are subject to regulatory limitations and approvals by our Independent Directors. We can offer no assurance, however, that we will obtain such approvals or develop opportunities that comply with such limitations. We also cannot assure you that we will replicate the historical results achieved for other Morgan Stanley funds by members of the Investment Committee (including the Affiliated Investment Accounts), and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. Additionally, all or a portion of the prior results may have been achieved in particular market conditions which may never be repeated. Moreover, current or future market volatility and regulatory uncertainty may have an adverse impact on our future performance.
Our financial condition and results of operation depend on our ability to manage future growth effectively.
Our ability to achieve our investment objective depends on our ability to grow, which depends, in turn, on the Adviser’s ability to identify, invest in and monitor companies that meet our investment selection criteria. Accomplishing this result on a cost-effective basis is largely a function of the Adviser’s structuring of the investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. We can offer no assurance that any current or future employees of the Adviser will contribute effectively to the work of, or remain associated with, the Adviser. We caution you that the principals of our Adviser or Administrator may also be called upon to provide managerial assistance to our portfolio companies and those of other investment vehicles, including the MS BDCs, which are advised by the Adviser. Such demands on their time may distract them or slow our rate of investment. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.
The Adviser may frequently be required to make investment analyses and decisions on an expedited basis in order to take advantage of investment opportunities, and our Adviser may not have knowledge of all circumstances that could impact our investments.
Investment analyses and decisions by the Adviser may frequently be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to the Adviser at the time of making an investment decision may be limited. Therefore, we can offer no assurance that the Adviser will have knowledge of all circumstances that may adversely affect a portfolio investment, and the Adviser may make portfolio investments which it would not have made if more extensive due diligence had been undertaken. In addition, the Adviser may rely upon independent consultants and advisors in connection with its evaluation of proposed investments, and we can offer no assurance as to the accuracy or completeness of the information provided by such independent consultants and advisors or to the Adviser’s right of recourse against them in the event errors or omissions do occur.
There are significant potential conflicts of interest that could affect our investment returns.
As a result of our Adviser and Administrator’s affiliation with, the Investment Committee member’s employment by, Morgan Stanley, there may be times when the Adviser, the Administrator or such persons have interests that differ from those of our unitholders, giving rise to a conflict of interest. As a diversified global financial services firm, Morgan Stanley engages in a broad spectrum of activities, including financial advisory services, investment management activities, lending, commercial banking, sponsoring and managing private investment funds, engaging in broker-dealer transactions and principal securities, commodities and foreign exchange transactions, research publication and other activities. In the ordinary course of its business, Morgan Stanley is a full-service investment banking and financial services firm and therefore engages in activities where Morgan Stanley’s interests or the interests of its clients may conflict with the interests of our unitholders, notwithstanding Morgan Stanley’s participation as one of our investors. Investors should be aware that potential and actual conflicts of interest between Morgan Stanley or any Affiliated Investment Account, on the one hand, and us, on the other hand, may exist and others may arise in connection with our operation. Morgan Stanley’s employees may also have interests separate from those of Morgan Stanley and us. There is no assurance that conflicts of interest will be resolved in favor of the Company’s unitholders, and, in fact, they may not be.
Conflicts related to obligations the Investment Committee, the Adviser or its affiliates have to other clients and conflicts related to fees and expenses of such other clients.

Morgan Stanley, the parent company of the Adviser, has advised and may advise clients and has sponsored, managed or advised other Affiliated Investment Accounts with a wide variety of investment objectives that in some instances may overlap or conflict with our investment objectives and present conflicts of interest. In addition, Morgan Stanley routinely makes equity and debt investments in connection with its global business and operations. MS Private Credit may also from time to time create new or successor Affiliated Investment Accounts that may compete with us and present similar conflicts of interest. In serving in these multiple capacities, Morgan Stanley, including the Adviser, the Investment Committee and the Investment Team, may have obligations to other clients or investors in Affiliated Investment Accounts, the fulfillment of which may not be in the best interests of us or our unitholders. For example, in connection with the management of investments for other Affiliated Investment Accounts, members of Morgan Stanley and its affiliates may serve on the boards of directors of or advise companies which may compete with our portfolio investments. Our investment objective may overlap with the investment objectives of certain Affiliated Investment Accounts. For example, the Adviser currently serves as the investment adviser to the MS BDCs. As a result, the members of the Investment Committee may face conflicts in the allocation of investment opportunities among us and other Affiliated Investment Accounts. Certain Affiliated Investment Accounts, including the MS BDCs, may provide for higher management fees, incentive fees, greater expense reimbursements or overhead allocations, or may permit the Adviser and its affiliates to receive higher origination and other transaction fees, all of which may contribute to this conflict of interest and create an incentive for the Adviser to favor such Affiliated Investment Accounts. For example, the 1940 Act restricts the Adviser from receiving more than a 1% fee in connection with loans that we acquire, or originate, a limitation that does not exist for certain other accounts.
Morgan Stanley currently invests and plans to continue to invest on its own behalf and on behalf of its Affiliated Investment Accounts in a wide variety of investment opportunities in North America, Europe and elsewhere. Morgan Stanley and, to the extent consistent with applicable law and/or exemptive relief, its Affiliated Investment Accounts will be permitted to invest in investment opportunities without making such opportunities available to us beforehand. Subject to the requirements of any applicable exemptive relief, Morgan Stanley may offer investments that fall into the investment objectives of an Affiliated Investment Account to such account or make such investment on its own behalf, even though such investment also falls within our investment objectives. We may invest in opportunities that Morgan Stanley and/or one or more Affiliated Investment Accounts has declined, and vice versa. In addition, to the extent permitted by applicable law, investment opportunities in companies in which certain Affiliated Investment Accounts have already invested may be available to the Company notwithstanding that the Company has no existing investments in such portfolio company, resulting in assets of the Company potentially providing value to, or otherwise supporting the investments of, other Affiliated Investment Accounts. All of the foregoing may reduce the number of investment opportunities available to us and may create conflicts of interest in allocating investment opportunities among the Company, itself and the Affiliated Investment Accounts, including the MS BDCs. Our Adviser has established allocation policies and procedures and will continue to allocate opportunities among one or more of the Company and such Affiliated Investment Accounts in accordance with the terms of such policies and procedures. Investors should note that such allocation decisions may not be resolved to our advantage. There can be no assurance that we will have an opportunity to participate in certain opportunities that fall within our investment objectives.
It is possible that Morgan Stanley or an Affiliated Investment Account will invest in a company that is or becomes a competitor of one of our portfolio companies. Such investment could create conflicts of interest among the Company, Morgan Stanley and/or the Affiliated Investment Account. Morgan Stanley may also have conflicts of interest in the allocation of Morgan Stanley resources to the portfolio company. In addition, certain Affiliated Investment Accounts will be focused primarily on investing in other funds which may have strategies that overlap and/or directly conflict and compete with us. In certain cases, we may be unable to invest in attractive opportunities because of the investment by these Affiliated Investment Accounts in such private equity or private credit sponsoring funds.
We do not expect to invest in, or hold securities of, companies that are controlled by an affiliate’s other clients. However, our Adviser or an affiliate’s other clients may invest in, and gain control over, one of our portfolio companies. If our Adviser or an affiliate’s other client, or clients, gains control over one of our portfolio companies, it may create conflicts of interest and may subject us to certain restrictions under the 1940 Act. As a result of these conflicts and restrictions our Adviser may be unable to implement our investment strategies as effectively as they could have in the absence of such conflicts or restrictions. For example, as a result of a conflict or restriction, our Adviser may be unable to engage in certain transactions that it would otherwise pursue. In order to avoid these conflicts and restrictions, our Adviser may choose to exit such investments prematurely and, as a result, we may forego any positive returns associated with such investments. In addition, to the extent that an affiliate’s other client holds a different class of securities than us as a result of such transactions, our interests may not be aligned.
It should be noted that Morgan Stanley has, directly and indirectly, made investments in certain of its Affiliated Investment Accounts, and accordingly Morgan Stanley’s investment in us in itself may not determine the outcome in the resolution of any of the foregoing conflicts.
In the course of our investing activities, we pay management and incentive fees to the Adviser and reimburse certain expenses of the Administrator. As a result, investors in our Units will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. As a result of this arrangement, there may be times when the Adviser has interests that differ from those of our unitholders, giving rise to a conflict.

The Investment Committee, the Adviser or its affiliates may, from time to time, possess material non-public information, or may not have access to certain information held by Morgan Stanley, each of which would limit our investment discretion.
Principals of the Adviser and its affiliates and members of the Investment Committee may serve as directors of, or in a similar capacity with, companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material nonpublic information is obtained with respect to such companies, or we become subject to trading restrictions in order to comply with applicable law, regulatory restrictions or internal policies or procedures, including without limitation joint transaction restrictions pursuant to the 1940 Act , we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us.
The Adviser and/or Morgan Stanley may also from time to time be subject to contractual “stand-still” obligations and/or confidentiality obligations that may restrict the Adviser’s ability to trade in or make certain investments on behalf of the Company. In addition, Morgan Stanley may be precluded from disclosing such information to the Investment Team, even in circumstances in which the information would benefit the Company if disclosed. Therefore, the Adviser may not be provided access to material nonpublic information in the possession of Morgan Stanley that might be relevant to an investment decision to be made by the Company, and the Company may initiate a transaction or sell an investment that, if such information had been known to it, may not have been undertaken. In addition, certain members of the Investment Team and of the Investment Committee may be recused from certain investment-related discussions, including investment committee meetings, so that such members do not receive information that would limit their ability to perform functions of their employment with Morgan Stanley unrelated to the Company. Furthermore, access to certain parts of Morgan Stanley may be subject to third party confidentiality obligations and to information barriers established by Morgan Stanley in order to manage potential conflicts of interest and regulatory restrictions, including without limitation joint transaction restrictions pursuant to the 1940 Act. Accordingly, the Company’s ability to source investments from other business units within Morgan Stanley may be limited and there can be no assurance that the Company will be able to source any investments from any one or more parts of the Morgan Stanley network.
Our management fee and incentive fee structure may create incentives for the Adviser that are not fully aligned with the interests of our unitholders and may induce the Adviser to make speculative investments.
In the course of our investing activities, we pay a management fee and incentive fees to the Adviser. The incentive fee payable by us to the Adviser may create an incentive for the Adviser to cause us to realize capital gains or losses that may not be in the best interests of us or our unitholders. Under the incentive fee structure, the Adviser benefits when we recognize capital gains and, because the Adviser determines when an investment is sold, the Adviser controls the timing of the recognition of such capital gains. Our Board of Directors is charged with protecting our unitholders’ interests by monitoring how the Adviser addresses these and other conflicts of interest associated with its management services and compensation.
The Investment Advisory Agreement entitles our Adviser to receive an incentive fee based on our pre-incentive fee net investment income regardless of any capital losses. In such case, we may be required to pay our Adviser an incentive fee for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter. Additionally, the part of the incentive fees payable to our Adviser that relates to our net investment income is computed and paid on income that may include interest income that has been accrued but not yet received in cash, such as market discount, debt instruments with PIK, interest, preferred units with PIK dividends, zero coupon securities, and other deferred interest instruments and may create an incentive for the Adviser to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. This fee structure may be considered to give rise to a conflict of interest for the Adviser to the extent that it may encourage the Adviser to favor debt financings that provide for deferred interest, rather than current cash payments of interest. Under these investments, we will accrue the interest over the life of the investment, but we will not receive the cash income from the investment until the end of the term. Our net investment income used to calculate the income portion of our investment fee, however, includes accrued interest. The Adviser may have an incentive to invest in deferred interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the fees even when the issuers of the deferred interest securities would not be able to make actual cash payments to us on such securities. This risk could be increased because the Adviser is not obligated to reimburse us for any fees received even if we subsequently incur losses or never receive in cash the deferred income that was previously accrued.
For federal income tax purposes, we may be required to recognize taxable income in some circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our tax treatment as a RIC and/or minimize corporate-level U.S. federal income or excise tax. Under such circumstances, we may have difficulty meeting the Annual Distribution Requirement (as defined below) necessary to maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay the incentive fee on income with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.
Conflicts related to other arrangements with the Adviser and its affiliates.

We pay to the Administrator our allocable portion of certain expenses incurred by the Administrator in performing its obligations under the Administration Agreement, such as our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer. These arrangements create conflicts of interest that our Board of Directors monitors.
Our ability to enter into transactions with our affiliates is restricted.
As a BDC, we are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of our Independent Directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying or selling any securities from or to such affiliate on a principal basis, absent the prior approval of our Board of Directors and, in some cases, the SEC. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which in certain circumstances could include investments in the same portfolio company (whether at the same or different times to the extent the transaction involves a joint investment), without prior approval of our Board of Directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates.
The SEC has interpreted the BDC regulations governing transactions with affiliates to prohibit certain joint transactions involving entities that share a common investment adviser. As a result of these restrictions, we are prohibited from buying or selling any security from or to any portfolio company that is controlled by a fund advised by the Adviser or their respective affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.
We may, however, invest alongside our Adviser’s and/or its affiliates’ other clients, in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations, guidance and exemptive relief orders. However, although the Adviser endeavors to fairly allocate investment opportunities in the long-run, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time. The SEC has granted us and our Adviser an Order, that allows us to enter into certain negotiated co-investment transactions alongside certain Affiliated Investment Accounts in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our unitholders and do not involve overreaching in respect of us or our unitholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our unitholders and is consistent with our investment objective and strategies.
In situations where co-investment with affiliates’ other clients is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of the Order (as discussed above), our Adviser will need to decide which client or clients will proceed with the investment. Generally, we will not have an entitlement to make a co-investment in these circumstances and, to the extent that another client elects to proceed with the investment, we will not be permitted to participate. Moreover, except in certain circumstances, we will not invest in any issuer in which an affiliate’s other client holds a controlling interest.
The recommendations given to us by our Adviser may differ from those rendered to their other clients.
Our Adviser and its affiliates may give advice and recommend securities to other clients which may differ from advice given to, or securities recommended or bought for, us even though such other clients’ investment objectives may be similar to ours.
We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.
The business of identifying and structuring investments of the types contemplated by us is competitive and involves a high degree of uncertainty. We are competing for investments with other investment funds, including the MS BDCs, as well as more traditional lending institutions and private credit-focused competitors. Over the past several years, an increasing number of funds have been formed, with investment objectives similar to, or overlapping with, our investment objectives (and many such existing funds have grown substantially in size). In addition, other firms and institutions are seeking to capitalize on the perceived opportunities with vehicles, funds and other products that are expected to compete with us for investments. Other investors may make competing offers for investment opportunities that we identify. Even after an agreement in principle has been reached with the board of directors or owners of an acquisition target, consummating the transaction is subject to a myriad of uncertainties, only some of which are foreseeable or within the control of the Adviser. Some of our competitors may have access to greater amounts of capital and to capital that may be committed for longer periods of time or may have different return thresholds than us, and thus these competitors may have advantages over us. In addition, issuers may prefer to take advantage of favorable high-yield markets and issue subordinated debt in those markets, which could result in fewer credit investment opportunities for us. In addition to competition from other investors, the availability of investment opportunities generally will be subject to market conditions as well as, in many cases, the prevailing regulatory or political climate. We can offer no assurance that we will be successful in obtaining suitable investments, or that if we make such investments, our objectives will be achieved.
We will be subject to corporate-level income tax if we are unable to qualify as a RIC.

In order to qualify as a RIC under the Code, we must meet certain source-of-income, asset diversification and dividend requirements. The distribution requirement for a RIC is satisfied if we distribute to our unitholders dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of our ICTI, which is generally our net ordinary income plus the excess of our net short-term capital gains in excess of our net long-term capital losses, determined without regard to any deduction for distributions paid, to our unitholders on an annual basis. We are subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to be subject to tax as a RIC, in which case we will be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to continue to qualify as a RIC. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate-level income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to unitholders, the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our unitholders. See “Item 1. Business – Material U.S. Federal Income Tax Considerations – Taxation as a RIC.”
We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.
For U.S. federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as the accretion of OID. This may arise if we receive warrants in connection with the making of a loan and in other circumstances, or through contracted PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such OID, which could be significant relative to our overall investment activities, or increases in loan balances as a result of contracted PIK arrangements, is included in our income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we do not receive in cash.
That part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that may include interest that has been accrued but not yet received in cash, such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible, and the Adviser will have no obligation to refund any fees it received in respect of such accrued income.
Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement in a given taxable year to distribute to our unitholders dividends for U.S. federal income tax purposes an amount at least equal to 90% of our ICTI, determined without regard to any deduction for dividends paid, to our unitholders to qualify and maintain our ability to be subject to tax as a RIC. In such a case, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain such cash from other sources, we may fail to qualify as a RIC and thus be subject to corporate-level income tax.
We will need to raise additional capital to grow because we must distribute most of our income.
We will need additional capital to fund new investments and grow our portfolio of investments. We intend to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to grow. In addition, we are required to distribute each taxable year an amount at least equal to 90% of our ICTI, determined without regard to any deduction for distributions paid as dividends for U.S. federal income tax purposes, to our unitholders to maintain our ability to be subject to tax as a RIC. As a result, these earnings are not available to fund new investments. An inability to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any. This would have an adverse effect on the value of our securities. If we are not able to raise capital and are at or near our targeted leverage ratios, we may receive smaller allocations, if any, on new investment opportunities under the Adviser’s allocation policies and procedures.
If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, U.S. unitholders that are individuals, trusts or estates will be taxed as though they received a distribution of some of our expenses.
For any taxable year that we are not so treated as a “publicly offered regulated investment company”, each U.S. unitholder that is an individual, trust or estate will be treated as having received a dividend for U.S. federal income tax purposes from us in the amount of such U.S. unitholder’s allocable share of the management fee paid to our investment adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. unitholder. For taxable years beginning before 2026, miscellaneous itemized deductions generally are not deductible by a U.S. unitholder that is an individual, trust or estate. For taxable years beginning in 2026 or later, miscellaneous itemized deductions generally are deductible by a U.S. unitholder that is an individual, trust or estate only to the extent that the aggregate of such U.S. unitholder’s miscellaneous itemized deductions exceeds 2% of such U.S. unitholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the AMT and are subject to the overall limitation on itemized deductions under Section 68 of the Code.
Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital. As a BDC, the necessity of raising additional capital exposes us to risks, including the typical risks associated with leverage.
We may issue debt securities or preferred units and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are currently permitted to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If we fail to comply with certain disclosure requirements, our asset coverage ratio under the 1940 Act would be 200%, which would decrease the amount of leverage we are able to incur. If the value of our assets decline, we may be unable to satisfy the applicable asset coverage ratio. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to holders of our Units. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss.
In the absence of an event of default, no person or entity from which we borrow money has a veto right or voting power over our ability to set policy, make investment decisions or adopt investment strategies. If we issue preferred units, which is another form of leverage, the preferred units would rank “senior” to common units in our capital structure. Preferred unitholders would have separate voting rights on certain matters and might have other rights, preferences or privileges more favorable than those of our common unitholders, and the issuance of preferred units could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our Units or otherwise be in the best interest of our common unitholders. Our common unitholders will directly or indirectly bear all of the costs associated with offering and servicing any preferred units that we issue. In addition, any interests of preferred unitholders may not necessarily align with the interests of our common unitholders and the rights of preferred unitholders to receive distributions would be senior to those of our common unitholders. We do not, however, anticipate issuing preferred units in the next 12 months.
We are not generally able to issue and sell our Units at a price below net asset value per unit. We may, however, sell our Units, or warrants, options or rights to acquire our Units, at a price below the then-current net asset value per Unit if our Board of Directors determines that such sale is in the best interests of us and our common unitholders, and if our common unitholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing Units or senior securities convertible into, or exchangeable for, our Units, then the percentage ownership of our common unitholders at that time will decrease, and holders of our Units might experience dilution.
We intend to finance our investments with borrowed money, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.
The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. The amount of leverage that we employ will be subject to the restrictions of the 1940 Act and the supervision of our Board of Directors. At the time of any proposed borrowing, the amount of leverage we employ will also depend on our Adviser’s assessment of market and other factors. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us. For example, due to the interplay of the 1940 Act restrictions on principal and joint transactions and the U.S. risk retention rules adopted pursuant to Section 941 of Dodd-Frank, as a BDC we are limited in our ability to enter into any securitization transactions. We cannot assure you that the SEC or any other regulatory authority will modify such regulations or provide administrative guidance that would give us greater flexibility to enter into securitizations. We may in the future issue senior debt securities to banks, insurance companies and other lenders. Lenders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our Unitholders, and we would expect such lenders to seek recovery against our assets in the event of a default. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instruments we may enter into with lenders. Under the terms of any credit facility or debt instrument we enter into, we are likely to be required to comply with certain financial and operational covenants. Failure to comply with such covenants could result in a default under the applicable credit facility or debt instrument if we are unable to obtain a waiver from the applicable lender or holder, and such lender or holder could accelerate repayment under such indebtedness and negatively affect our business, financial condition, results of operations and cash flows. In addition, under the terms of any credit facility or other debt instrument we enter into, we are likely to be required by its terms to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our equity stake in a leveraged investment.
Similarly, any decrease in our net investment income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions on our Units or any outstanding preferred units. Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. Our unitholders bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to the Adviser.
As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include our borrowings and any preferred units that we may issue in the future, which is currently 150%. If this ratio were to decline below 150% (or such other percentage as may be prescribed by law from time to time), we could not incur additional debt and could be required to sell a portion of our investments to repay some debt when it was disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions in amounts sufficient to maintain our status as a RIC, or at all.
The following table illustrates the effect of leverage on returns from an investment in our Units as of December 31, 2022, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to Unitholders assuming actual asset coverage as of December 31, 2022 (1)	(19.1)%	(10.9)%	(2.8)%	5.4%	13.6%
(1)Assumes $2,075.2 million in total assets, $726.5 million in debt outstanding and $1,266.2 million in net assets as of December 31, 2022, and an average cost of funds of 4.8%, which is our weighted average interest rate as of December 31, 2022, excluding unused fees and financing costs.
Based on our outstanding indebtedness of $726.5 million as of December 31, 2022 and the effective weighted average annual interest rate of 4.8% (excluding unused fees and financing costs), our investment portfolio would have been required to experience an annual return of at least 1.7% to cover annual interest payments on the outstanding debt.
We are subject to risks associated with the ING Facility, the Wells Funding Facility and any Credit Facility.
On February 1, 2022, February 4, 2022, February 8, 2022, July 7, 2022, and September 28, 2022, the Company entered into, and subsequently amended, a Senior Secured Revolving Credit Agreement with ING, or, as amended, restated, supplemented or otherwise modified from time to time, the ING Facility. On June 29, 2922, the Company entered into a Loan and Servicing Agreement, or the Loan and Servicing Agreement, with Wells Fargo Bank, National Association, or Wells, pursuant to which Wells has agreed to extend credit to PIF SPV LLC in an aggregate principal amount up to $500,000 at any one time outstanding, or the Wells Funding Facility. We anticipate that we or a wholly-owned and consolidated subsidiary of ours may enter into one or more senior revolving credit facilities of the Company or any subsidiary, or, together with the ING Facility and Wells Funding Facility, each, a Credit Facility and collectively, the Credit Facilities.
As a result of the ING Facility, the Wells Funding Facility or any other Credit Facility, we would be subject to a variety of risks, including those set forth below.
Any inability to renew, extend or replace the ING Facility, the Wells Funding facility or any other Credit Facility could adversely impact our liquidity and ability to find new investments or maintain distributions to our unitholders.
There can be no assurance that we would be able to renew, extend or replace the ING Facility, the Wells Funding Facility or any other Credit Facility upon its maturity on terms that are favorable to us, if at all. Our ability to renew, extend or replace the Credit Facility would be constrained by then-current economic conditions affecting the credit markets. In the event that we were unable to renew, extend or replace the ING Credit Facility, the Wells Funding Facility or any other Credit Facility at the time of its maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our unitholders and our ability to qualify as a RIC.
In addition to regulatory limitations on our ability to raise capital, each of the ING Facility and the Wells Funding Facility contains various covenants, which, if not complied with, could accelerate our repayment obligations under the applicable credit facility, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.
We have entered into each of the ING Facility and the Wells Funding Facility and as a result, we are subject to certain risks. The ING Facility is secured by substantially all of the assets of the Company. The Wells Funding Facility is secured by all of the assets held by PIF Financing SPV LLC (“PIF LLC”), the Company’s wholly-owned subsidiary, including loans contributed or transferred by the Company to such subsidiary. We and in the case of the Wells Funding Facility, we and PIF LLC, but collectively referred to below as “we” and “our” for these purposes have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Our continued compliance with the covenants contained in the documents governing the ING Facility and the Wells Funding Facility will depend on many factors, some of which may be beyond our control. We can offer no assurances that we would continue to comply with any such covenants. In the event of a default under these facilities, ING in its capacity as administrative agent under the ING Facility and Wells Fargo, in its capacity as administrative agent under the Wells Funding Facility, would have the right to seize assets collateralizing the respective facility in order to repay amounts outstanding thereunder, which would reduce our assets and thereby potentially have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our unitholders.
Our interests in any subsidiary that enters into a Credit Facility would be subordinated, and we may not receive cash on our equity interests from any such subsidiary.
We consolidate the financial statements of our wholly owned subsidiaries in our consolidated financial statements and treat the indebtedness of any such subsidiary as our leverage. Our interests in any wholly owned direct or indirect subsidiary of ours would be subordinated in priority of payment to every other obligation of any such subsidiary and would be subject to certain payment restrictions set forth in the Credit Facility. We would receive cash distributions on our equity interests in any such subsidiary only if such subsidiary had made all required cash interest payments to the lenders and no default exists under the Credit Facility. We cannot assure you that distributions on the assets held by any such subsidiary would be sufficient to make any distributions to us or that such distributions would meet our expectations.
We would receive cash from any such subsidiary only to the extent that we would receive distributions on our equity interests in such subsidiary. Any such subsidiary would be able to make distributions on its equity interests only to the extent permitted by the payment priority provisions of the Credit Facility. The Credit Facilities provide and we expect that any future Credit Facility would provide that payments on such interests may not be made on any payment date unless all amounts owing to the lenders and other secured parties are paid in full. In addition, if such subsidiary would not meet the borrowing base test set forth in the Credit Facility documents, a default would occur. In the event of a default under the Credit Facility documents, cash would be diverted from us to pay the lender and other secured parties until they would be paid in full. In the event that we would fail to receive cash from such subsidiary, we could be unable to make distributions to our unitholders in amounts sufficient to maintain our status as a RIC, or at all. We also could be forced to sell investments in portfolio companies at less than their fair value in order to continue making such distributions.
Our equity interests in any such subsidiary would rank behind all of the secured and unsecured creditors, known or unknown, of such subsidiary, including the lenders in the Credit Facility. Consequently, to the extent that the value of such subsidiary’s portfolio of loan investments would have been reduced as a result of conditions in the credit markets, defaulted loans, capital gains and losses on the underlying assets, prepayment or changes in interest rates, the return on our investment in such subsidiary could be reduced. Accordingly, our investment in such subsidiary may be subject to up to a complete loss.
Our ability to sell investments held by PIF SPV LLC or any other subsidiary that enters into a Credit Facility is limited.
The Credit Facilities place significant restrictions on our ability, as servicer, to sell investments, and we expect that any Credit Facility we enter into in the future would include similar restrictions. As a result, there may be times or circumstances during which we would be unable to sell investments or take other actions that might be in our best interests.
We may be subject to risks associated with any collateralized loan obligations, or CLOs, we enter into to finance our investments.
We may enter into CLOs through a direct or indirect subsidiary of ours (any such subsidiary, an “MS Issuer”). As a result of these CLOs, we would be subject to a variety of risks, including those set forth below. We use the term “CLO” to describe a form of secured borrowing under which an operating company (sometimes referred to as an “originator” or “sponsor”) acquires or originates mortgages, receivables, loans or other assets that earn income, whether on a one-time or recurring basis (collectively, “income producing assets”), and borrows money on a non-recourse basis against a legally separate pool of loans or other income producing assets. In a typical CLO, the originator transfers the loans or income producing assets to a single- purpose, bankruptcy-remote subsidiary (also referred to as a “special purpose entity”), which is established solely for the purpose of holding loans and income producing assets and issuing debt secured by these income producing assets. The special purpose entity completes the borrowing through the issuance of notes secured by the loans or other assets. The special purpose entity may issue the notes in the capital markets to a variety of investors, including banks, non-bank financial institutions and other investors. In the CLOs, we would expect institutional investors to purchase the notes issued by an MS Issuer in a private placement, while we would retain the equity interest in the CLOs and consolidate the assets and liabilities of the CLOs on our balance sheet.
We may enter into reverse repurchase agreements, which are another form of leverage.
We may enter into reverse repurchase agreements. Under a reverse repurchase agreement, we will effectively pledge our assets as collateral to secure a short-term loan. Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the fair value of the pledged collateral. At the maturity of the reverse repurchase agreement, we will be required to repay the loan and correspondingly receive back our collateral. While used as collateral, the assets continue to pay principal and interest which are for the benefit of us.
Our use of reverse repurchase agreements, if any, involves many of the same risks involved in our use of leverage, as the proceeds from reverse repurchase agreements generally will be invested in additional securities. There is a risk that the market value of the securities acquired in the reverse repurchase agreement may decline below the price of the securities that we have sold but remain obligated to purchase. In addition, there is a risk that the market value of the securities retained by us may decline. If a buyer of securities under a reverse repurchase agreement were to file for bankruptcy or experience insolvency, we may be adversely affected.

Also, in entering into reverse repurchase agreements, we would bear the risk of loss to the extent that the proceeds of such agreements at settlement are less than the fair value of the underlying securities being pledged. In addition, due to the interest costs associated with reverse repurchase agreements, our net asset value will decline, and, in some cases, we may be worse off than if we had not used such agreements.
If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy.
As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “Item 1. Business—Regulation—Qualifying Assets.”
In the future, we believe that most of our investments will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our business, financial condition, results of operations and cash flows.
Failure to qualify as a BDC would decrease our operating flexibility.
If we do not maintain our status as a BDC, we would be subject to regulation as a registered closed-end investment company under the 1940 Act. As a registered closed-end investment company, we would be subject to substantially more regulatory restrictions under the 1940 Act which would significantly decrease our operating flexibility.
Certain investors are limited in their ability to make significant investments in us.
Investment companies registered under the 1940 Act are restricted from acquiring directly or through a controlled entity more than 3% of our total outstanding voting stock (measured at the time of the acquisition), unless these funds comply with certain requirements under the 1940 Act that would restrict the amount that they are able to invest in our securities. Private funds that are excluded from the definition of “investment company” either pursuant to Section 3(c)(1) or 3(c)(7) of the 1940 Act are also subject to these restrictions. As a result, certain investors may be precluded from acquiring additional units at a time that they might desire to do so.
The majority of our portfolio investments are recorded at fair value as determined in good faith by our Valuation Designee, under the supervision of our Board of Directors and, as a result, there may be uncertainty as to the value of our portfolio investments.
The majority of our portfolio investments take the form of securities for which no market quotations are readily available. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by our Board of Directors, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates”, most, if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 under ASC Topic 820, Fair Value Measurements (“ASC 820”). This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which may include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.
The Board of Directors has delegated to the Adviser as a valuation designee, or the Valuation Designee, the responsibility of determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors, pursuant to Rule 2a-5 under the 1940 Act. As such, the Valuation Designee is charged with determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors. The participation of the Adviser’s investment professionals in our valuation process could result in a conflict of interest as the Adviser’s base management fee is based, in part, on our average adjusted gross assets and our incentive fees will be based, in part, on unrealized losses.
We have retained the services of independent service providers to review the valuation of these securities. The valuation of all or a portion of our portfolio investments for which a market quote is not readily available will be reviewed by an independent valuation firm each quarter and month-end. The types of factors that our Valuation Designee, under the supervision of our Board of Directors may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities, including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and in particular, the valuations of private securities and private companies, are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.
We adjust quarterly (or as otherwise may be required by the 1940 Act in connection with the issuance of our Units) the valuation of our portfolio to reflect our Board of Directors’ approval of the fair value of each investment in our portfolio, as determined by the Valuation Designee. Any changes in fair value are recorded in the aggregate in our consolidated statement of operations as a net change in unrealized appreciation or depreciation.
Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or unitholder approval, and we may temporarily deviate from our regular investment strategy.
Our Board of Directors has the authority, except as otherwise provided in the 1940 Act, to modify or waive our investment objective and certain of our operating policies and strategies without prior notice and without unitholder approval. However, absent unitholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current investment objective, operating policies and strategies would have on our business, operating results and the value of our Units. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions.
The Adviser can resign on 60 days’ notice, and the Sub-Adviser can terminate the Investment Sub-Advisory Agreement on 60 days’ notice. We may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
The Adviser has the right to resign under the Investment Advisory Agreement at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. In addition, the Sub-Adviser has the right to terminate the Investment Sub-Advisory Agreement at any time on 60 day’s written notice. If the Adviser resigns or the Sub-Adviser terminates the Investment Sub-Advisory Agreement, we may not be able to find a new investment adviser or investment sub-adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our business, financial condition, results of operations and cash flows as well as our ability to pay distributions are likely to be adversely affected and the value of our Units may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Adviser or the Sub-Adviser and their respective affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.
The Administrator can resign on 60 days’ notice, and we may not be able to find a suitable replacement, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
The Administrator has the right to resign under the Administration Agreement at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If the Administrator resigns, we may not be able to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the value of our Units may decline. In addition, the coordination of our internal management and administrative activities is likely to suffer if we are unable to identify and reach an agreement with a service provider or individuals with the expertise possessed by the Administrator.
Even if we are able to retain a comparable service provider or individuals to perform such services, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.
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
We could invest in portfolio companies in the software industry and a downturn in the industry could significantly impact the aggregate returns we realize on such investments. For example, portfolio companies in the software industry are subject to a number of risks. The revenue, income (or losses) and valuations of software and other technology-related companies can and often do fluctuate suddenly and dramatically. In addition, because of rapid technological change, the average selling prices of software products have historically decreased over their productive lives. As a result, the average selling prices of software offered by our portfolio companies may decrease over time, which could adversely affect their operating results and, correspondingly, the value of any securities that we may hold. Additionally, companies operating in the software industry are subject to vigorous competition, changing technology, changing client and end-consumer needs, evolving industry standards and frequent introductions of new products and services. Our portfolio companies in the software industry could compete with companies that are larger and could be engaged in a greater range of businesses or have greater financial, technical, sales or other resources than our portfolio companies do. Our portfolio companies could lose market share if their competitors introduce or acquire new products that compete with their software and related services or add new features to existing products. Any deterioration in the results of our portfolio companies due to competition or otherwise could, in turn, materially adversely affect our business, financial condition and results of operations.
Laws and regulations regulating insurance activities are complex and could negatively affect the business of our portfolio companies in the insurance services industry, which could reduce their profitability and potentially limit their growth.
We could invest in portfolio companies in the insurance services industry and a downturn in the industry could significantly impact the aggregate returns we realize on such investments. For example, the insurance industry in the United States is heavily regulated, and the insurance regulatory framework addresses, among other things: (i) granting licenses to companies and agents to transact particular business activities; and (ii) regulating trade, marketing, compensation, and claims practices. Certain of our portfolio companies may be subject to laws and regulations applicable to insurance brokers and to the authority of the insurance regulators in their respective jurisdictions of operation. The cost of compliance with such regulations or any non-compliance could impose material costs on our portfolio companies and negatively affect their business, marketing practices, and budgets. Any of these factors could affect our portfolio company investments and, in turn, materially adversely affect our business, financial condition and results of operations.
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
The liability of each of the Adviser, the Sub-Adviser and the Administrator is limited, and we have agreed to indemnify each of the Adviser and the Administrator against certain liabilities, which may lead them to act in a riskier manner on our behalf than each would when acting for its own account.
Under the Investment Advisory Agreement, the Adviser does not assume any responsibility to us other than to render the services called for under that agreement, and it is not responsible for any action of our Board of Directors in following or declining to follow the Adviser’s advice or recommendations. Under the terms of the Investment Advisory Agreement, the Adviser, its officers, members, personnel and any person controlling or controlled by the Adviser are not liable to us, any subsidiary of ours, our directors, our unitholders or any subsidiary’s stockholders, unitholders or partners for acts or omissions performed in accordance with, and pursuant to, the Investment Advisory Agreement, except where primarily attributable to the willful misfeasance, bad faith or gross negligence in the performance of such person’s duties or by reason of reckless disregard of the Adviser’s duties under the Investment Advisory Agreement. In addition, we have agreed to indemnify the Adviser and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where primarily attributable to the willful misfeasance, bad faith or gross negligence or by reason of reckless disregard of such person’s duties under the Investment Advisory Agreement. Under the Investment Sub-Advisory Agreement, in the absence of willful misfeasance, bad faith, gross negligence or reckless disregard of its obligations or duties under the Investment Sub-Advisory Agreement, the Sub-Adviser is not liable to us, the Adviser or any of our unitholders for any act or omission in the course of, or connected with, rendering services under the Investment Sub-Advisory Agreement or for any losses that may be sustained in the acquisition, holding or disposition of any security or other investment. Under the Administration Agreement, the Administrator and certain specified parties providing administrative services pursuant to that agreement are not liable to us or our unitholders for, and we have agreed to indemnify them for, any claims or losses arising out of the good faith performance of their duties or obligations under the Administration Agreement, except where primarily attributable to the willful misfeasance, bad faith or gross negligence or by reason of reckless disregard of the Administrator’s duties under the Administration Agreement. These protections may lead the Adviser, the Sub-Adviser or the Administrator to act in a riskier manner when acting on our behalf than it would when acting for its own account.

Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.
In November 2020, the SEC adopted a revised version of Rule 18f-4, which is designed to modernize the regulation of the use of derivatives by registered investment companies and BDCs. Among other things Rule 18f-4 requires, BDCs that use derivatives to be subject to a value-at-risk leverage limit and requires the adoption and implementation of a derivatives risk management program that is reasonably designed to identify, assess and manage its derivatives transaction trading risk, subject to certain exceptions. Additionally, subject to certain conditions, funds that do not invest heavily in derivatives may be deemed limited derivatives users and would not be subject to the full requirements of Rule 18f-4. The Company intends to operate under the limited derivatives user exemption of Rule 18f-4 and has adopted written policies and procedures reasonably designed to manage the Company’s derivatives risk pursuant to Rule 18f-4. In connection with the adoption of Rule 18f-4, the SEC also eliminated the asset segregation and cover framework arising from prior SEC guidance for covering derivatives and certain financial instruments. Compliance with Rule 18f-4 has been required since August 19, 2022. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.
Risks Relating to Our Investments
Limitations of investment due diligence expose us to investment risk.
Our due diligence may not reveal all of a portfolio company’s liabilities and may not reveal other weaknesses in its business. We can offer no assurance that our due diligence processes will uncover all relevant facts that would be material to an investment decision. Before making an investment in, or a loan to, a company, our Adviser will assess the strength and skills of the company’s management and other factors that it believes are material to the performance of the investment.
In making the assessment and otherwise conducting customary due diligence, our Adviser will rely on the resources available to it and, in some cases, an investigation by third parties. This process is particularly important and highly subjective with respect to newly organized entities because there may be little or no information publicly available about the entities.
We may make investments in, or loans to, companies which are not subject to public company reporting requirements including requirements regarding preparation of financial statements and our portfolio companies may utilize divergent reporting standards that may make it difficult for the Adviser to accurately assess the prior performance of a portfolio company. We will, therefore, depend upon the compliance by investment companies with their contractual reporting obligations. As a result, the evaluation of potential investments and our ability to perform due diligence on, and effectively monitor investments, may be impeded, and we may not realize the returns which we expect on any particular investment. In the event of fraud by any company in which we invest or with respect to which we make a loan, we may suffer a partial or total loss of the amounts invested in that company.
Our debt investments may be risky, and we could lose all or part of our investments.
The debt instruments in which we invest are typically not rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service, lower than “BBB-” by Fitch Ratings or lower than “BBB-” by Standard & Poor’s Ratings Services), which under the guidelines established by these entities is an indication of having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. Bonds that are rated below investment grade are sometimes referred to as “high yield bonds” or “junk bonds.” Therefore, our investments may result in an above average amount of risk and volatility or loss of principal.
Defaults by our portfolio companies will harm our operating results.
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its debt financing and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. In addition, lenders in certain cases can be subject to lender liability claims for actions taken by them when they become too involved in the borrower’s business or exercise control over a borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken if we render managerial assistance to the borrower.
Economic recessions or downturns could impair our portfolio companies and defaults by our portfolio companies will harm our operating results.
Many of our portfolio companies are susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results. For more information, see “— We are operating in a period of capital markets volatility and economic uncertainty.

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
We may hold the debt securities of distressed companies that may enter into bankruptcy proceedings.
Companies that are financially distressed due to leverage or other factors may experience bankruptcy or similar financial distress. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversary proceedings and are beyond the control of the creditors. A bankruptcy filing by an issuer may adversely and permanently affect the issuer. If the proceeding is converted to a liquidation, the value of the issuer may not equal the liquidation value that was believed to exist at the time of the investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs of a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial.
Depending on the facts and circumstances of our investments and the extent of our involvement in the management of a portfolio company, upon the bankruptcy of a portfolio company, a bankruptcy court may recharacterize our debt investments as equity interests and subordinate all or a portion of our claim to that of other creditors. This could occur even though we may have structured our investment as senior debt.
Our investments in private, middle-market portfolio companies are risky, and you could lose all or part of your investment.
Investments in private, middle-market companies involve a number of significant risks. Generally, little public information exists about these companies, and we rely on the ability of the Adviser’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. Further, these companies may not have third-party debt ratings or audited financial statements. We must therefore rely solely on the ability of the Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies, which information may not include all information or resources which may be available from other areas of Morgan Stanley. If the Adviser is unable to uncover all material information about these companies, it may not make a fully informed investment decision, and we may lose money on our investments. Middle-market companies generally have less predictable operating results and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. Middle-market companies may have limited financial resources, may have difficulty accessing the capital markets to meet future capital needs and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees we may have obtained in connection with our investment. In addition, such companies typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Additionally, middle-market companies are more likely to depend on the management talents and efforts of a small group of persons. Therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us. Middle-market companies also may be parties to litigation and may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence. In addition, our executive officers, directors and the Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments.
Subordinated liens on collateral securing debt investments that we will make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.
Certain debt investments that we make in portfolio companies will be secured on a second priority basis by the same collateral securing senior debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the debt. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. We can offer no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any. Similarly, investments in “last out” pieces of tranched first lien loans will be similar to second lien loans in that such investments will be junior in priority to the “first out” piece of the same tranched loan with respect to payment of principal, interest and other amounts.
We may also make unsecured debt investments in portfolio companies, meaning that such investments will not benefit from any interest in collateral of such companies. Liens on such portfolio companies’ collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured debt agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. We can offer no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured debt obligations after payment in full of all secured debt obligations. If such proceeds were not sufficient to repay the outstanding secured debt obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.
The rights we may have with respect to the collateral securing the debt investments we make in our portfolio companies with senior debt outstanding, or first-out pieces of tranched first lien debt, may also be limited pursuant to the terms of one or more inter-creditor agreements that we enter into with the holders of senior debt. Under such an inter-creditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.
Our investments in securities or assets of publicly traded companies are subject to the risks inherent in investing in public securities.
We may invest a portion of our portfolio in publicly traded assets. In such investments, it is not expected that we will be able to negotiate additional financial covenants or other contractual rights, which we might otherwise be able to obtain in making privately negotiated investments. Moreover, we may not have the same access to information in connection with investments in public securities, either when investigating a potential investment or after making an investment, as compared to privately negotiated investments. Furthermore, we may be limited in our ability to make investments and to sell existing investments in public securities because Morgan Stanley may be deemed to have material, non-public information regarding the issuers of those securities or as a result of other internal policies. The inability to sell public securities in these circumstances could materially adversely affect our investment results. In addition, an investment may be sold by us to a public company where the consideration received is a combination of cash and stock of the public company, which may, depending on the securities laws of the relevant jurisdiction, be subject to lock-up periods.
Our investments in traded bank loans and other liquid debt securities of U.S. corporate issuers could include “covenant-lite” loans, which may expose us to different risks, including with respect to liquidity, price volatility, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants.
A significant number of high yield loans in the market, in particular the broadly syndicated loan market, may consist of “covenant-lite” loans. Our investments, in particular investments in traded bank loans and other liquid debt securities of U.S. corporate issuers, including broadly syndicated loans, could include “covenant-lite” loans. Generally, covenant-lite loans permit borrowers more opportunity to negatively impact lenders because such loans do not require the borrower to maintain debt service or other financial ratios and do not include terms which allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. Accordingly, to the extent we invest in covenant-lite loans, we may have less protection from borrower actions and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants. Ownership of covenant-lite loans may expose us to different risks, including with respect to liquidity, price volatility, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants. Such loans do not require the borrower to maintain debt service or other financial ratios and do not include terms which allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. Ownership of covenant-lite loans may expose us to different risks, including with respect to liquidity, price volatility, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants.
The lack of liquidity in our investments may adversely affect our business.
Our investments will be illiquid in most cases, and we can offer no assurance that we will be able to realize on such investments in a timely manner. A substantial portion of our investments in leveraged companies are and will be subject to legal and other restrictions on resale or will otherwise be less liquid than more broadly traded public securities. The illiquidity of these investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, the Adviser or any of its affiliates have material nonpublic information regarding such portfolio company.
In addition, we generally expect to invest in securities, instruments and assets that are not, and are not expected to become, publicly traded. We will generally not be able to sell securities publicly unless the sale is registered under applicable securities laws, or unless an exemption from such registration requirements is available.
Investments may be illiquid and long-term. Illiquidity may result from the absence of an established or liquid market for investments as well as legal and contractual restrictions on their resale by us. It is generally expected that we will hold assets to maturity, and the amount of “discretionary sales” of investments generally will be limited. Our investment in illiquid investments may restrict its ability to dispose of investments in a timely fashion and for a fair price. Furthermore, we likely will be limited in our ability to sell investments because Morgan Stanley may have material, non-public information regarding the issuers of such loans or investments or as a result of measures established by Morgan Stanley in order to comply with applicable law, regulatory restrictions or internal policies or procedures, including without limitation joint transaction restrictions pursuant to the 1940 Act. This limited ability to sell investments could materially adversely affect our investment results. As a result, our exposure to losses, including a potential loss of principal, as a result of which you could potentially lose all or a portion of your investment in us, may be increased due to the illiquidity of our investments generally.
In certain cases, we may also be prohibited by contract from selling our investments for a period of time or otherwise be restricted from disposing of our investments. Furthermore, certain types of investments expected to be made may require a substantial length of time to realize a return or fully liquidate. We may exit some investments through distributions in kind to the unitholders, after which such you will still bear the risks associated with holding the securities and must make your own disposition decisions.
Given the nature of the investments contemplated by the Company, there is a material risk that we will be unable to realize our investment objectives by sale or other disposition at attractive prices or will otherwise be unable to complete any exit strategy. In particular, this risk could arise from changes in the financial condition or prospects of the portfolio company in which the investment is made, changes in national or international economic conditions, changes in debt and equity capital markets and changes in laws, regulations, fiscal policies or political conditions of countries in which investments are made.
In connection with the disposition of an investment in a portfolio company, we may be required to make representations about the business and financial affairs of the portfolio company or may be responsible for the contents of disclosure documents under applicable securities laws. We may also be required to indemnify the purchasers of such investment or underwriters to the extent that any such representations or disclosure documents turn out to be incorrect, inaccurate or misleading. These arrangements may result in contingent liabilities, for which we may establish reserves or escrows. However, we can offer no assurance that we will adequately reserve for our contingent liabilities and that such liabilities will not have an adverse effect on us. Such contingent liabilities might ultimately have to be funded by proceeds, including the return of capital, from our other investments.
Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our Valuation Designee, under the supervision of our Board of Directors. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:
•A comparison of the portfolio company’s securities to publicly traded securities;
•The enterprise value of the portfolio company;
•The nature and realizable value of any collateral;
•The portfolio company’s ability to make payments and its earnings and discounted cash flow;
•The markets in which the portfolio company does business; and
•The changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors.
When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. We record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may reduce our net asset value by increasing net unrealized depreciation in our portfolio. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. Depending on market conditions, we could incur substantial realized losses and ultimately experience reductions of our income available for distribution in future periods. We may also suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, decreases in the market value or fair value of our investments will reduce our net asset value.

Our portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity, and rising interest rates may make it more difficult for portfolio companies to make periodic payments on their loans.
Our portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity. This risk and the risk of default is increased to the extent that the loan documents do not require the portfolio companies to pay down the outstanding principal of such debt prior to maturity. In addition, if general interest rates rise, there is a risk that our portfolio companies will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Investments with a deferred interest feature, such as OID and PIK interest, could represent a higher credit risk than investments that must pay interest in full in cash on a regular basis. Any failure of one or more portfolio companies to repay or refinance its debt at or prior to maturity or the inability of one or more portfolio companies to make ongoing payments following an increase in contractual interest rates could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our portfolio companies may prepay loans, which may reduce our yields if capital returned cannot be invested in transactions with equal or greater expected yields.
The loans in our investment portfolio may be prepaid at any time, generally with little advance notice. Whether a loan is prepaid will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that allow such company the ability to replace existing financing with less expensive capital. As market conditions change, we do not know when, and if, prepayment may be possible for each portfolio company. In some cases, the prepayment of a loan may reduce our achievable yield if the capital returned cannot be invested in transactions with equal or greater expected yields, which could have a material adverse effect on our business, financial condition and results of operations.
We may be subject to risks associated with syndicated loans.
From time to time, we will acquire interests in syndicated loans for cash management purposes, including to manage payment obligations under our unit repurchase program. Under the documentation for syndicated loans, a financial institution or other entity typically is designated as the administrative agent and/or collateral agent. This agent is granted a lien on any collateral on behalf of the other lenders and distributes payments on the indebtedness as they are received. The agent is the party responsible for administering and enforcing the loan and generally may take actions only in accordance with the instructions of a majority or two-thirds in commitments and/or principal amount of the associated indebtedness. In most cases, we do not expect to hold a sufficient amount of the indebtedness to be able to compel any actions by the agent. Consequently, we would only be able to direct such actions if instructions from us were made in conjunction with other holders of associated indebtedness that together with us compose the requisite percentage of the related indebtedness, then entitled to take action. Conversely, if holders of the required amount of the associated indebtedness other than us desire to take certain actions, such actions may be taken even if we did not support such actions. Furthermore, if an investment is subordinated to one or more senior loans made to the applicable obligor, our ability to exercise such rights may be subordinated to the exercise of such rights by the senior lenders. Accordingly, we may be precluded from directing such actions unless we act together with other holders of the indebtedness. If we are unable to direct such actions, we cannot assure you that the actions taken will be in our best interests.
If an investment is a syndicated revolving loan or delayed drawdown loan, other lenders may fail to satisfy their full contractual funding commitments for such loan, which could create a breach of contract, result in a lawsuit by the obligor against the lenders and adversely affect the fair market value of our investment.
There is a risk that a loan agent in respect of one of our loans may become bankrupt or insolvent. Such an event would delay, and possibly impair, any enforcement actions undertaken by holders of the associated indebtedness, including attempts to realize upon the collateral securing the associated indebtedness and/or direct the agent to take actions against the related obligor or the collateral securing the associated indebtedness and actions to realize on proceeds of payments made by obligors that are in the possession or control of any other financial institution. In addition, we may be unable to remove the agent in circumstances in which removal would be in our best interests. Moreover, agented loans typically allow for the agent to resign with certain advance notice.
Our investments in portfolio companies may expose us to environmental risks.
We may invest in portfolio entities that are subject to changing and increasingly stringent environmental and health and safety laws, regulations and permit requirements and environmental costs that could place increasing financial burdens on such portfolio entities. Required expenditures for environmental compliance may adversely impact investment returns on portfolio entities. The imposition of new environmental and other laws, regulations and initiatives could adversely affect the business operations and financial stability of portfolio entities.
There can be no guarantee that all costs and risks regarding compliance with environmental laws and regulations can be identified. New and more stringent environmental and health and safety laws, regulations and permit requirements or stricter interpretations of current laws or regulations could impose substantial additional costs on portfolio investment or potential investments. Compliance with such current or future environmental requirements does not ensure that the operations of the portfolio investments will not cause injury to the environment or to people under all circumstances or that the portfolio investments will not be required to incur additional unforeseen environmental expenditures. Moreover, failure to comply with any such requirements could have a material adverse effect on an investment, and we can offer no assurance that the portfolio investments will at all times comply with all applicable environmental laws, regulations and permit requirements.
Additionally, our portfolio companies may be subject to certain so-called ESG events or conditions that, if they occur, could cause an actual or potential material impact on the value of the Company, including, but not limited to, the following:
•Natural resource risks including rising costs from resource scarcity or resource usage taxes and systemic risk from biodiversity loss;
•Pollution and waste risks including liabilities associated with contamination and waste management costs;
•Human capital risks include declining employee productivity, attrition and turnover costs, pandemics and supply chain reputational risks or disruption;
•Community risks factors including loss of license to operate, operational disruptions caused by protests or boycotts and systematic inequality and instability;
•Security and safety risks such as consumer security, data privacy and security; and
•Other climate-related conditions and events that present risks related to the physical impacts of the climate and risks related to a potential transition to a lower carbon economy.
We have not yet identified all of the portfolio company investments we will acquire and we may have difficulty sourcing investment opportunities.
We have not yet identified all of the potential investments for our portfolio that we will acquire with the proceeds of any sales of our securities or repayments of investments currently in our portfolio, and we cannot assure investors that we will be able to locate a sufficient number of suitable investment opportunities to allow us to deploy all available capital successfully. Privately negotiated investments in loans and illiquid securities of private middle-market companies require substantial due diligence and structuring, and we cannot assure you that we will achieve our anticipated investment pace. As a result, investors will be unable to evaluate any future portfolio company investments prior to purchasing our Units. The Adviser selects all of our investments, and our unitholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our securities. Until such appropriate investment opportunities can be found, we may also invest the net proceeds in cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less from the date of investment. We expect these temporary investments to earn yields substantially lower than the income that we expect to receive in respect of our targeted investment types. As a result, any distributions we make during this period may be substantially smaller than the distributions that we expect to pay when our portfolio is fully invested. To the extent we are unable to deploy all available capital, our investment income and, in turn, our results of operations, will likely be materially adversely affected. There is no assurance that we will be able to consummate investment transactions or that such transactions will be successful.
Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.
Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in seeking to:
•Increase or maintain in whole or in part our position as a creditor or equity ownership percentage in a portfolio company;
•Exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or
•Preserve or enhance the value of our investment.
We have discretion to make follow-on investments, subject to the availability of capital resources and certain limitations on co-investment with affiliates under the 1940 Act. Failure on our part to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful portfolio company. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, because we prefer other opportunities or because of regulatory or other considerations. Our ability to make follow-on investments may also be limited by the Adviser’s allocation policies and procedures.
Because we generally do not hold controlling equity interests in our portfolio companies, we may not be able to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.
To the extent that we do not hold controlling equity interests in portfolio companies, we will have a limited ability to protect our position in such portfolio companies. We may also co-invest with third parties through partnerships, joint ventures or other entities. Such investments may involve risks in connection with such third-party involvement, including the possibility that a third-party co-investor may have economic or business interests or goals that are inconsistent with ours or may be in a position to take (or block) action in a manner contrary to our investment objective. In those circumstances where such third parties involve a management group, such third parties may receive compensation arrangements relating to such investments, including incentive compensation arrangements.

We can offer no assurance that portfolio company management will be able to operate their companies in accordance with our expectations.
The day-to-day operations of each portfolio company in which we invest will be the responsibility of that portfolio company’s management team. Although we will be responsible for monitoring the performance of each investment and generally intend to invest in portfolio companies operated by strong management, we can offer no assurance that the existing management team, or any successor, will be able to operate any such portfolio company in accordance with our expectations. We can offer no assurance that a portfolio company will be successful in retaining key members of its management team, the loss of whom could have a material adverse effect on us. Although we generally intend to invest in companies with strong management teams and defensible market positions, we can offer no assurance that the existing management of such companies will continue to operate a company successfully.
Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies and such portfolio companies may not generate sufficient cash flow to service their debt obligations to us.
We may invest a portion of our capital in second lien and subordinated loans issued by our portfolio companies. Our portfolio companies may have, or be permitted to incur, other debt that ranks equally with, or senior to, the debt securities in which we invest. Such subordinated investments are subject to greater risk of default than senior obligations as a result of adverse changes in the financial condition of the obligor or in general economic conditions. If we make a subordinated investment in a portfolio company, the portfolio company may be highly leveraged, and its relatively high debt-to-equity ratio may create increased risks that its operations might not generate sufficient cash flow to service all of its debt obligations. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the securities in which we invest. These debt instruments would usually prohibit the portfolio companies from paying interest on or repaying our investments in the event of and during the continuance of a default under such debt. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of securities ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying senior creditors, the portfolio company may not have any remaining assets to use for repaying its obligation to us where we are junior creditor. In the case of debt ranking equally with debt securities in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.
Additionally, certain loans that we make to portfolio companies may be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by first priority liens on the collateral will generally control the liquidation of, and be entitled to receive proceeds from, any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. Similarly, investments in “last out” pieces of tranched first lien loans will be similar to second lien loans in that such investments will be junior in priority to the “first out” piece of the same tranched first lien loan with respect to payment of principal, interest and other amounts. We can offer no assurance that the proceeds, if any, from sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens or the “last out” pieces of the tranched first lien loans after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds were not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens or the “last out” pieces of unitranche loans, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.
We may make unsecured loans to portfolio companies, meaning that such loans will not benefit from any interest in collateral of such companies. Liens on a portfolio company’s collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. We can offer no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured loan obligations after payment in full of all loans secured by collateral. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.
The rights we may have with respect to the collateral securing any junior priority loans, including any “last out” pieces of tranched first lien loans, we make to our portfolio companies may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into (or the absence of an intercreditor agreement) with the holders of senior debt. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens:
•The ability to cause the commencement of enforcement proceedings against the collateral;

•The ability to control the conduct of such proceedings;
•The approval of amendments to collateral documents;
•The releases of liens on the collateral; and
•The waivers of past defaults under collateral documents.
We may not have the ability to control or direct such actions, even if our rights as junior lenders are adversely affected.
We may suffer a loss if a portfolio company defaults on a loan and the underlying collateral is not sufficient.
In the event of a default by a portfolio company on a secured loan, we will only have recourse to the assets collateralizing the loan. If the underlying collateral value is less than the loan amount, we will suffer a loss. In addition, we may make loans that are unsecured, which are subject to the risk that other lenders may be directly secured by the assets of the portfolio company. In the event of a default, those collateralized lenders would have priority over us with respect to the proceeds of a sale of the underlying assets. In cases described above, we may lack control over the underlying asset collateralizing our loan or the underlying assets of the portfolio company prior to a default, and as a result the value of the collateral may be reduced by acts or omissions by owners or managers of the assets.
In the event of bankruptcy of a portfolio company, we may not have full recourse to its assets in order to satisfy our loan, or our loan may be subject to “equitable subordination.” This means that depending on the facts and circumstances, including the extent to which we actually provided significant “managerial assistance,” if any, to that portfolio company, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to that of other creditors. In addition, certain of our loans are subordinate to other debt of the portfolio company. If a portfolio company defaults on our loan or on debt senior to our loan, or in the event of a portfolio company bankruptcy, our loan will be satisfied only after the senior debt receives payment. Where debt senior to our loan exists, the presence of inter-creditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill” periods) and control decisions made in bankruptcy proceedings relating to the portfolio company. Bankruptcy and portfolio company litigation can significantly increase collection losses and the time needed for us to acquire the underlying collateral in the event of a default, during which time the collateral may decline in value, causing us to suffer losses.
If the value of collateral underlying our loan declines or interest rates increase during the term of our loan, a portfolio company may not be able to obtain the necessary funds to repay our loan at maturity through refinancing. Decreasing collateral value and/or increasing interest rates may hinder a portfolio company’s ability to refinance our loan because the underlying collateral cannot satisfy the debt service coverage requirements necessary to obtain new financing. If a borrower is unable to repay our loan at maturity, we could suffer a loss which may adversely impact our financial performance.
We may be subject to risks under hedging transactions and may become subject to risks if we invest in foreign securities.
We may invest in non-U.S. companies, to the limited extent such investments are permitted under the 1940 Act. We expect that these investments would focus on the same types of investments that we make in U.S. middle-market companies. Investing in securities of non-U.S. companies involves many risks including economic, social, political, financial, tax and security conditions, potential inflationary economic environments, regulation by foreign governments, different accounting standards and political uncertainties. These factors could include changes in economic and fiscal policies, the possible imposition of, or changes in, currency exchange laws or other laws or restrictions applicable to the non-U.S. company or investments in their securities and the possibility of fluctuations in the rate of exchange between currencies.
We may engage in hedging transactions to the limited extent such transactions are permitted under the 1940 Act and applicable commodities laws. Engaging in hedging transactions or investing in foreign securities would entail additional risks to our unitholders. We could, for example, use instruments such as interest rate swaps, caps, collars and floors and, if we were to invest in foreign securities, we could use instruments such as forward contracts or currency options and borrow under a credit facility in currencies selected to minimize our foreign currency exposure. In each such case, we generally would seek to hedge against fluctuations of the relative values of our portfolio positions from changes in market interest rates or currency exchange rates. Hedging against a decline in the values of our portfolio positions would not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of the positions declined. However, such hedging could establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions could also limit the opportunity for gain if the values of the underlying portfolio positions increased. Moreover, it might not be possible to hedge against an exchange rate or interest rate fluctuation that was so generally anticipated that we would not be able to enter into a hedging transaction at an acceptable price. Use of a hedging transaction could involve counterparty credit risk.
The success of any hedging transactions we may enter into will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into hedging transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates could result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged could vary. Moreover, for a variety of reasons, we might not seek to (or be able to) establish a perfect correlation between the hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation could prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it might not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Our ability to engage in hedging transactions may also be adversely affected by rules adopted by the CFTC.
We may not realize gains from our equity investments.
When we invest in unitranche, second lien and subordinated loans, we may acquire warrants or other equity securities of portfolio companies as well. We may also invest in equity securities directly. To the extent we hold equity investments, we will seek to dispose of them and realize gains upon our disposition of them. However, the equity interests we receive may not appreciate in value and may decline in value. As a result, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.
We may be subject to risks to the extent we provide managerial assistance to our portfolio companies.
To the extent we participate substantially in the conduct of the management of certain of our portfolio companies, such as designating directors to serve on the boards of directors of certain portfolio companies, such designation of representatives and other measures contemplated could expose our assets to claims by a portfolio company in which we invest, its security-holders and its creditors, including claims that we are a controlling person and thus are liable for securities laws violations of a portfolio company. These measures also could result in certain liabilities in the event of the bankruptcy or reorganization of a portfolio company, could result in claims against us if a designated director violates their fiduciary or other duties to a portfolio company or fail to exercise appropriate levels of care under applicable corporate or securities laws, environmental laws or other legal principles, and could expose us to claims that we have interfered in management to the detriment of a portfolio company.
Risks Relating to an Investment in Our Units
Our Units are not listed, and we do not intend to list our Units, on an exchange, nor are our Units quoted through a quotation system. Therefore, our unitholders will have limited liquidity and may not receive a full return of invested capital upon selling their units or upon liquidation of the Company.
Our Units are illiquid investments for which there is not a secondary market, nor is it expected that any such secondary market will develop in the future. We do not intend to list our Units on a national securities exchange. Liquidity for your Units will be limited to participation in our unit repurchase program, which may not be for a sufficient number of units to meet your request and which we have no obligation to maintain. In addition, in any repurchase offer, if the amount requested to be repurchased in any repurchase offer exceeds the repurchase offer amount, repurchases of units would generally be made on a pro rata basis (based on the number of Units put to us for repurchases), not on a first-come, first-served basis. In addition, any units repurchased pursuant to our unit repurchase program may be purchased at a price which may reflect a discount from the purchase price unitholders paid for the units being repurchased. See “Overview of the Company – Unit Repurchase Program” for a detailed description of the unit repurchase program.
There is a risk that you may not receive distributions or that our distributions may not grow over time and a portion of our distributions may be a return of capital.
We intend to make periodic distributions to our unitholders out of assets legally available for distribution. We may fund our cash distributions to unitholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee and expense reimbursement waivers from the Adviser or the Administrator, if any. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this report. Further, if the Multi-Class Exemptive Relief is granted to the Company, and we were to offer multiple classes of units, the per unit amount of distributions for each class of units may differ because of different allocations of class-specific expenses. For example, distributions may be lower on some classes as some classes could be subject to different ongoing servicing fees. There is no assurance that such the Multi-Class Exemptive Relief will be granted.
Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. To the extent we make distributions to unitholders that include a return of capital, such portion of the distribution essentially constitutes a return of the common unitholder’s original investment in the Company and does not represent income or capital gains. Although such return of capital may not be taxable, such distributions may increase an investor’s tax liability for capital gains upon the future sale of our Units. A return of capital distribution may cause a unitholder to recognize a capital gain from the sale of our Units even if the unitholder sells its units for less than the original purchase price.
Investing in our Units may involve an above average degree of risk.
The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and a higher risk of volatility or loss of principal. Our investments in portfolio companies involve higher levels of risk, and therefore, an investment in our shares may not be suitable for someone with lower risk tolerance. In addition, our Units are intended for long-term investors who can accept the risks of investing primarily in illiquid loans and other debt or debt-like instruments and should not be treated as a trading vehicle.
We have not established any limit on the amount of funds we may use from available sources, such as borrowings, if any, or proceeds from any offering of securities, to fund distributions (which may reduce the amount of capital we ultimately invest in assets).
Unitholders should understand that any distributions made from sources other than cash flow from operations or relying on fee or expense reimbursement waivers, if any, from the Adviser of the Administrator are not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser or the Administrator continues to make such expense reimbursements, if any. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, how quickly we invest the proceeds from any securities offering and the performance of our investments. Unitholders should also understand that our future repayments to the Adviser will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve such performance in order to sustain these distributions or be able to pay distributions at all. The Adviser and the Administrator have no obligation to waive fees or receipt of expense reimbursements, if any.
Investors will not know the purchase price per unit at the time they submit their subscription agreements and could receive fewer units than anticipated if our Board of Directors determines to increase the offering price to comply with the requirement that we avoid selling units at a net offering price below the net asset value per unit of such class of units.
The Units were offered at an initial price of $20.00 per unit but will, to the extent permitted or required under the rules and regulations of the SEC, be sold at prices necessary to ensure that Units sold are not sold at prices per Unit that are below our net asset value per Unit. If we are granted the Multi-Class Exemptive Relief, any units of other classes we offer may also, to the extent permitted or required under the rules and regulations of the SEC, be sold at prices necessary to ensure that any such units sold are not sold at prices per unit that are below our net asset value per unit for such class.
We sell our Units in the private offering at a net offering price that we believe reflects the net asset value per unit as determined in accordance with the Company’s unit pricing policy, but there is no guarantee that this net asset value will be equal to the net offering price of our Units at any closing. We will modify the offering price of such units to the extent necessary to comply with the requirements of the 1940 Act, including the requirement that we not sell our Units at a net offering price below our net asset value per unit unless we obtain the requisite approval from our unitholders.
As a result, the unitholders’ purchase price may be higher than the prior subscription closing price per unit, and therefore unitholders may receive a smaller number of units than if the unitholder had subscribed at the prior subscription closing price.
If we are unable to raise substantial funds in our ongoing, continuous “best efforts” offering, we may be limited in the number and type of investments we may make, and the value of your investment in us may be reduced in the event our assets under-perform.
Our continuous offering is being made on a best-efforts basis, whereby broker-dealers participating in the offering are only required to use their best efforts to sell our Units and have no firm commitment or obligation to purchase any of our Units. To the extent that less than the maximum number of units is subscribed for, we may not be able to purchase a portfolio of investments that meets our investment objectives and criteria, the opportunity for diversification of our investments may be decreased and the returns achieved on our investments may be reduced as a result of allocating all of our expenses among a smaller capital base.
We have applied for Multi-Class Exemptive Relief from the SEC that, if granted, will permit us to issue multiple classes of our Units with varying sales loads, contingent deferred sales charges, and/or asset-based service and/or distribution fees, the details for which will be finalized at a later date at our discretion. If the Multi-Class Exemptive Relief is not granted to us, we may not be able to raise sufficient returns to purchase a portfolio of investments that meets our investment objectives and criteria, which may impact the value of your investment in us.
We intend, but are not required, to offer to repurchase units on a quarterly basis. As a result, unitholders will have limited opportunities to sell their units.
In June 2022, we commenced a unit repurchase program pursuant to which we intend to conduct quarterly repurchase offers. In any such repurchase program, only a limited number of units will be eligible for repurchase. The price at which we repurchase Units may be at a discount to the price at which you purchased Units in the Private Offering. The unit repurchase program, if implemented, will include numerous restrictions that limit your ability to sell your Units, and unit repurchases may not be available each month. For example, to the extent we choose to repurchase units in any particular quarter, we intend to limit the number of units to be repurchased in each quarter to no more than 5% of our outstanding units (either by number of units or aggregate net asset value) as of such quarter end. If we are granted the Multi-Class Exemptive Relief, our Board of Directors reserves the right, in its sole discretion, to limit the number of units to be repurchased for each class by applying the limitations on the number of units to be repurchased on a per class basis. To the extent that the number of units put to us for repurchase exceeds the number of units that we are able to purchase, we will repurchase units on a pro rata basis, not on a first-come, first-serve basis. Further, we will have no obligation to repurchase units if the repurchase would violate the restrictions on distributions under federal law or Delaware law. These limits may prevent us from accommodating all repurchase requests made in any month.

We will notify our unitholders of such developments: (i) in our quarterly reports or (ii) by means of a separate mailing to you, accompanied by disclosure in a current or periodic report under the Exchange Act. In addition, under the quarterly unit repurchase program, if implemented, we will have discretion to not repurchase units, to suspend the program, and to cease repurchases. Further, the program may have many limitations and should not be relied upon as a method to sell units promptly and at a desired price.
The timing of our repurchase offers pursuant to our unit repurchase program may be at a time that is disadvantageous to our unitholders, and, to the extent you are able to sell your Units under the program, you may not be able to recover the amount of your investment in our Units.
When we make repurchase offers pursuant to the unit repurchase program, we may offer to repurchase units at a price that is lower than the price that you paid for our Units. As a result, to the extent you have the ability to sell your units pursuant to our unit repurchase program, the price at which you may sell units, may be lower than the amount you paid in connection with the purchase of units in this offering.
The price at which we may repurchase units pursuant to our unit repurchase program will be determined in accordance with our unit pricing policy and, as a result, there may be uncertainty as to the value of our Units.
Since our Units are not publicly traded, and we do not intend to list our Units on a national securities exchange, the fair value of our Units may not be readily determinable. Inputs into the determination of fair value of our Units require significant management judgment or estimation.
The Board of Directors has delegated to Valuation Designee the responsibility of determining the fair value of our Units, pursuant to Rule 2a-5 under the 1940 Act. As such, the Valuation Designee is charge with determining the fair value of our Units, subject to oversight of the Board of Directors. The participation of the Adviser’s investment professionals in our valuation process could result in a conflict of interest as the Adviser’s base management fee is based, in part, on our average adjusted gross assets and our incentive fees will be based, in part, on unrealized losses.
We may be unable to invest a significant portion of the net proceeds of our offering of Units on acceptable terms in an acceptable timeframe.
Delays in investing the net proceeds of our offering of Units may impair our performance. We cannot assure you that we will be able to continue to identify investments that meet our investment objective or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds of our offering of Units on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.
Before making investments, we will invest the net proceeds of the Private Offering primarily in cash, cash-equivalents, U.S. government securities, repurchase agreements, and/or other high-quality debt instruments maturing in one year or less from the time of investment. This will produce returns that are significantly lower than the returns which we expect to achieve when our portfolio is fully invested in securities and loans meeting our investment objective. As a result, any distributions that we pay while our portfolio is not fully invested may be lower than the distributions that we may be able to pay when our portfolio is fully invested in securities meeting our investment objective.
Our distributions to unitholders may be funded from expense reimbursements or waivers of investment advisory fees that are subject to repayment pursuant to our Expense Support Agreement.
Substantial portions of our distributions may be funded through the reimbursement of certain expenses by our Adviser and its affiliates, including through the waiver of certain investment advisory fees by our Adviser. Any such distributions funded through expense reimbursements or waivers of advisory fees will not be based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser and its affiliates continue to make such reimbursements or waivers of such fees. Our future repayments of amounts reimbursed or waived by our Adviser or its affiliates will reduce the distributions that unitholders would otherwise receive in the future. There can be no assurance that we will achieve the performance necessary to be able to pay distributions at a specific rate or at all. Our Adviser and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.
The net asset value of our Units may fluctuate significantly.
The net asset value and liquidity, if any, of the market for our Units may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:
•Changes in the value of our portfolio of investments and derivative instruments as a result of changes in market factors, such as interest rate shifts, and also portfolio specific performance, such as portfolio company defaults, among other reasons;
•Changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
•Loss of RIC tax treatment or BDC status;
•Distributions that exceed our net investment income and net income as reported according to U.S. Generally Accepted Accounting Principles, or U.S. GAAP;
•Changes in earnings or variations in operating results;

•Changes in accounting guidelines governing valuation of our investments;
•Any shortfall in revenue or net income or any increase in losses from levels expected by investors;
•Departure of our Adviser or certain of its key personnel;
•Inability of the Adviser to employ additional experienced investment professionals or the departure of any of the Adviser’s key personnel;
•Departure of our Adviser or certain of its key personnel;
•General economic trends and other external factors;
•Loss of a major funding source; and
•The economic and other impacts of disease outbreaks, pandemics, or any other serious public health concern, such as the Coronavirus pandemic, in the United States as well as worldwide
Our unitholders may experience dilution in their ownership percentage.
Our unitholders do not have preemptive rights to any units we issue in the future. To the extent that we issue additional equity interests to new unitholders, holders of our Units may have their ownership in us diluted and may also experience dilution in the book value and fair value of your Units.
Under the 1940 Act, we generally are prohibited from issuing or selling our Units at a price below net asset value per unit, which may be a disadvantage as compared with certain public companies. We may, however, sell our Units, or warrants, options, or rights to acquire our Units, at a price below the current net asset value of our Units if our Board of Directors determines that such sale is in our best interests and the best interests of our unitholders, and our unitholders, including a majority of those unitholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Directors, closely approximates the fair value of such securities (less any distributing commission or discount). If we raise additional funds by issuing our Units or senior securities convertible into, or exchangeable for, our Units, then the percentage ownership of our unitholders at that time will decrease and you will experience dilution.
Our unitholders will experience dilution in their ownership percentage if they opt out of our DRIP.
We have an “opt out” DRIP pursuant to which unitholders will have their cash distributions automatically reinvested in additional Units unless they elect to receive their distributions in cash. As a result, our unitholders that “opt out” of our DRIP will experience dilution in their ownership percentage of our Units over time. See “Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities—Distribution Reinvestment Plan.”
Our unitholders may receive our Units as distributions, which could result in adverse tax consequences to them.
In order to satisfy the annual distribution requirement (“Annual Distribution Requirement”), as described in more detail below, applicable to RICs, we will have the ability to declare a large portion of a distribution in our Units instead of in cash. Revenue Procedures issued by the IRS allow a publicly offered regulated investment company (as defined above) to distribute its own stock as a distribution for the purpose of fulfilling its distribution requirements, if certain conditions are satisfied. As long as a portion of such distribution is paid in cash (which portion may be as low as 20% of such distribution) and certain requirements are met, the entire distribution will be treated as a distribution for U.S. federal income tax purposes. As a result, a unitholder generally would be subject to tax on 100% of the fair market value of the distribution on the date the distribution is received by the unitholder in the same manner as a cash distribution, even though most of the distribution was paid in our Units.
Any preferred units we may issue in the future could adversely affect the value of our Units.
Any preferred units we may determine to issue in the future may have dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of such series of preferred units that could make an investment in our other units less attractive. In addition, the distributions on any preferred units we issue must be cumulative. Payment of distributions and repayment of the liquidation preference of preferred units must take preference over any distributions or other payments to our common unitholders, and preferred unitholders would not be subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference (other than any convertible preferred units that converts into Units). In addition, under the 1940 Act, any such preferred units would constitute a “senior security” for purposes of the 150% asset coverage test.
Holders of any preferred units that we may issue will have the right to elect certain members of our Board of Directors and have class voting rights on certain matters.
The 1940 Act requires that holders of any preferred units that we may issue must be entitled as a class to elect two directors at all times. In addition, in accordance with the 1940 Act and the terms of any preferred units we may issue in the future, if distributions paid upon our preferred units are unpaid in an amount equal to at least two years of distributions, the holders of our preferred units will be entitled to elect a majority of our Board of Directors. Holders of our preferred units may have the right to vote, including in the election of directors, in ways that may benefit their interests but not the interests of holders of our Units.
Our unitholders may be subject to filing requirements under the Exchange Act as a result of an investment in us.

Because our Units are registered under the Exchange Act, ownership information for any person who beneficially owns 5% or more of our Units must be disclosed in a Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC and includes having voting or investment power over the securities. Although we will provide in our quarterly financial statements the amount of outstanding securities and the amount of our investors’ units, the responsibility for determining the filing obligation and preparing the filing remains with our investors. In addition, owners of 10% or more of our Units are subject to reporting obligations under Section 16(a) of the Exchange Act.
Our unitholders may be subject to the short-swing profits rules under the Exchange Act as a result of an investment in us.
Persons with the right to appoint a director or who hold 10% or more of a class of our Units may be subject to Section 16(b) of the Exchange Act, which recaptures for the benefit of the issuer profits from the purchase and sale of registered securities within a six-month period.
General Risk Factors
We are operating in a period of capital markets volatility and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have a negative impact on our business and operations.
From time to time, capital markets may experience periods of volatility and instability for a variety of reasons. We are currently operating in a period of market volatility, as a result of, among other factors elevated levels of inflation. Uncertainty remains as to the probability of, and length and depth of a global recession and the impact of actions taken by the Federal Reserve, foreign central banks and other U.S. and global governmental entities. Government spending, government policies, including recent increases in certain interest rates by the Federal Reserve, and disruptions in supply chains in the United States and elsewhere, in conjunction with other factors have led and could continue to lead to a continued inflationary economic environment that could affect the Company’s portfolio companies, the Company’s financial condition and the Company’s results of operations. In addition to the factors described above, other factors described herein that may affect market, economic and geopolitical conditions, and thereby adversely affect the Company including, without limitation, economic slowdown in the United States and internationally, changes in interest rates and/or a lack of availability of credit in the United States and internationally, commodity price volatility and changes in law and/or regulation, and uncertainty regarding government and regulatory policy. The full impact of any such risks is uncertain and difficult to predict.
Capital markets volatility and instability have also occurred in the past and may occur in the future. For example, from 2008 to 2009, the global capital markets were unstable as evidenced by the lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government and various foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. There have been more recent periods of volatility and there can be no assurance that adverse market conditions will not repeat themselves in the future. Furthermore, uncertainty between the United States and other countries with respect to trade policies, treaties and tariffs, among other factors, have caused volatility in the global markets, and we cannot assure you that these market conditions will not continue or worsen in the future. Terrorist acts, acts of war, natural disasters, or disease outbreaks, pandemics or other public health crises may cause periods of market instability and volatility and may disrupt the operations of us and our portfolio companies for extended periods of time. If similar adverse and volatile market conditions repeat in the future, we and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital in order to grow. Equity capital may be particularly difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional units at a price less than the net asset value per unit without first obtaining approval for such issuance from our unitholders and our Board of Directors, including all of our directors who are not “interested persons” of the Company, as defined in the 1940 Act.
Moreover, the re-appearance of market conditions similar to those experienced from 2008 through 2009 for any substantial length of time or worsened market conditions, including as a result of U.S. government shutdowns or the perceived creditworthiness of the United States, could make it difficult for us to borrow money or to extend the maturity of or refinance any indebtedness we may have under similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if any, may be at a higher cost and on less favorable terms and conditions than would currently be available. If we are unable to raise or refinance debt, unitholders may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.
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
We and certain of our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, may change from time to time, including as the result of interpretive guidance or other directives from the relevant government agencies charged with implementing those laws and regulations, and new laws, regulations and interpretations may also come into effect. For example, because a Morgan Stanley affiliate is acting as the Adviser, we are subject to the certain federal banking and financial requirements, including the BHCA, regulations of the Federal Reserve, and certain provisions of the Dodd-Frank Act. Although not currently contemplated, to the extent we are deemed to be controlled by Morgan Stanley for purposes of the BHCA, we must generally comply with the investment and activity restrictions applicable to Morgan Stanley under the BHCA. Such restrictions may place certain limitations on our ability to engage in activities or make investments in companies. For instance, the BHCA permits a BHC, as well as any non-bank affiliate of such BHC, to make investment representing less than 5% of any class of voting shares of another company so long as that investment is otherwise non-controlling under the BHCA. The BHCA also permits well-capitalized, well- managed BHCs that have elected to be treated as a FHC to engage in expanded “financial in nature” activities without prior approval of the Federal Reserve. Such financial in nature activities include bona fide merchant banking activities, so long as (i) the FHC holds its merchant banking investments only for a period of time sufficient to enable the sale or disposition thereof on a reasonable basis (generally no more than 10 years) and (ii) the FHC does not routinely manage or operate the companies in which it invests except as necessary or required to obtain a reasonable return on its investment. The BHCA does not, however, require Morgan Stanley to financially support us.
Similarly, the Volcker Rule generally restricts any banking entity (which includes Morgan Stanley and most affiliates of Morgan Stanley) from engaging in “proprietary trading” as well as from acquiring or retaining any “ownership interest” in a “covered fund”, in each case unless the investment or activity is conducted in accordance with an exclusion or exemption. The Volcker Rule also generally prohibits certain transactions between a banking entity and any of its affiliates, on the one hand, and a covered fund for which the banking entity or any of its affiliates serves, directly or indirectly, as the investment manager, investment adviser, or that the banking entity or any of its affiliates sponsors in connection with organizing and offering that fund (or with any other covered fund that is controlled by such fund, on the other hand. As a BDC, we are not considered to be a covered fund. As a result, Morgan Stanley and its subsidiaries’ investments in us would not be subject to the Volcker Rule restrictions on investments in covered funds, but we would be considered a banking entity subject to restrictions on proprietary trading to the extent we are “controlled” by Morgan Stanley or its affiliates. Although not currently contemplated, generally, we will be deemed to be controlled for these purposes in the event that entities affiliated with Morgan Stanley own 5% or more of our outstanding voting securities. It is not certain how all aspects of the Volcker Rule will be interpreted and applied, or what the impact of the Volcker Rule will have on us. In addition, the restrictions and limitation on Morgan Stanley and us may change in the future as the Federal Reserve and other agencies consider whether and how to revise and apply the Volcker Rule. We believe that we may perform our activities and services without violation of applicable U.S. banking laws and regulations. However, it is possible that future changes or clarifications in the BHCA and Volcker Rule, as well as judicial or administrative decisions or interpretations of present of future laws or regulations, could restrict (or possibly prevent) our ability to continue to conduct our operations as currently contemplated. In such event, we, the Adviser and/or Morgan Stanley may agree to make certain amendments or changes to the extent necessary to permit the Adviser to continue to provide services to us, while enabling us to continue to achieve our purposes and objectives.
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
Additionally, changes to the laws and regulations governing our operations, including those associated with RICs and BDCs, may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities, or to comply with additional restrictions on our investments or capital structure, or result in the imposition of corporate-level taxes on us. Such changes could result in material differences to our strategies and plans and may shift our investment focus from the areas of expertise of the Adviser to other types of investments in which the Adviser may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment. The Adviser currently acts pursuant to an exemption from registration as a commodity trading advisor with the CFTC. These requirements restrict the types of commodity investment strategies that the Adviser can pursue while remaining exempt, and if the Adviser were to seek other investment strategies that required it to register with the CFTC, that registration would increase their, and therefore our, costs. In addition, new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our unitholders of such qualification, or could have other adverse consequences. Unitholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.
In addition, certain regulations applicable to debt securitizations implementing credit risk retention requirements in effect in both the United States and in Europe may adversely affect or prevent us from entering into any future securitization transaction. These risk retention rules may cause an increase in our cost of funds under or may prevent us from completing any future securitization transactions. The U.S. risk retention rules require the sponsor (directly or through a majority-owned affiliate) of a debt securitization subject to such rules, such as collateralized loan obligations, in the absence of an exemption, to retain an economic interest in the credit risk of the assets being securitized. If, and to the extent that, we engage in securitization transactions that require the retention of an economic interest, these rules would increase our financing costs in comparison to other types of financings and this increase in financing costs would ultimately be borne by our unitholders.
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
Disposition of our Units by MS Credit Partners Holdings, Inc. may negatively impact our performance and the price of our Units.
MS Credit Partners Holdings, Inc. has made a capital contribution of $25,000,000 to the Company. However, MS Credit Partners Holdings, Inc. is not obligated to maintain this investment in us and, to the extent MS Credit Partners Holdings, Inc. determines to dispose of its Units and to the extent such disposition is permissible, the disposition of a large number of our Units may negatively impact our performance and, if there is a market for our Units, the Unit price.
We are highly dependent on information systems, and systems failures could significantly disrupt our business, which may, in turn, negatively affect the value of our Units and our ability to pay distributions.
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
Market volatility has had a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross border commercial activity and market sentiment continue to be impacted by such events. In addition to these and any future developments potentially having adverse consequences for certain portfolio companies and other issuers in or through which we may invest and the value of our investments therein, the operations of the Adviser (including those relating to us) have been, and could continue to be, adversely impacted. Any of the foregoing events could materially and adversely affect our ability to source, manage and divest our investments and our ability to fulfill our investment objectives. Similar consequences could arise with respect to other comparable infectious diseases.
The extent to which the Coronavirus and/or other disease outbreaks or health pandemics may negatively affect our and our portfolio companies’ operating results, or the duration of any potential business or supply-chain disruption, is uncertain. These potential impacts, while uncertain, could adversely affect our operating results and the operating results of the portfolio companies in which we invest. There is a risk that any future disease outbreaks or health pandemics (including a recurrence of the Coronavirus) would impact our ability to achieve our investment objectives. Further if a future pandemic occurs during a period when our investments are maturing, we may not be able to realize our investments within the Company’s term, or at all. In addition, future terrorist activities, military or security operations, natural disasters, disease outbreaks, pandemics or other similar events could weaken the domestic/global economies and create additional uncertainties, which may negatively impact our portfolio companies and, in turn, could have a material adverse impact on our business, operating results and financial condition.
The United Kingdom’s exit from the European Union may create significant risks and uncertainty for global markets and our investments.
It is difficult to predict the future of the United Kingdom’s relationship with the European Union, the uncertainty of which may increase the volatility in the global financial markets in the short- and medium-term and may negatively disrupt regional and global financial markets. On December 24, 2020 the United Kingdom and the European Union announced they had reached agreement on the terms of a trade and cooperation agreement to govern the future relationship between the parties. The agreement consists of three main pillars including trade, citizens’ security and governance, covering a variety of arrangements in several areas. The agreement was provisionally applicable with effect from January 1, 2021 and entered into force effective May 1, 2021. With respect to financial services, although the United Kingdom chose to grant the European Union equivalence in a number of key areas under European financial regulations, the European Union only made certain more limited equivalence decisions, leaving decisions on equivalence and adequacy to be determined by each of the United Kingdom and European Union unilaterally in due course. As a result, United Kingdom licensed entities are unable to provide regulated services in a number of European Union jurisdictions from the end of December 2020, absent regulatory relief or other measures implemented by individual countries. Such agreement is untested and may lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European and global markets for some time. As such, it is difficult to predict the precise impact of Brexit on us. This uncertainty is likely to continue to adversely affect the global economic climate and may affect companies or assets, including with respect to opportunity, pricing, regulation, value or exit, especially companies based in, doing business in, or having service or other significant relationships in or with the United Kingdom or the European Union.
In addition, the long-term stability of certain European financial markets remains uncertain and the possibility of defaults and/or bankruptcies by sovereign states in Europe in respect of their obligations remains a concern, which could have an impact on economic conditions and market activity in the European Union. Given current market conditions of relatively weak growth in many European Union member states, there is a risk that default of certain participating member states of the European Union may lead to the collapse of the Eurozone as it is constituted today, that certain member states of the European Union may cease to use the Euro as their national currency or that one or more member states may seek to withdraw from European Union membership, which would likely have an adverse impact on the Company. Moreover, financial and economic developments in one European Union member state may impact economic and financial conditions among other European Union member states. A Euro collapse would likely have negative implications for the European financial industry and the global economy as a whole because of counterparty risks, exposures and other “systemic” risks. A potential effect would be an immediate reduction of liquidity for particular investments in economically connected countries, thereby impairing the value of such investments. We cannot predict for how long uncertain economic conditions will continue to impact markets adversely, or to what degree economic conditions will deteriorate further. Volatility in the global credit markets may make it more difficult for issuers and borrowers to obtain favorable financing or refinancing arrangements that may be needed to execute our investment strategy. A Euro collapse could have an adverse effect on us by affecting the performance of our investments and our ability to fulfill our investment objectives. Moreover, this could have a detrimental effect on the performance of investments both in those countries that may experience a default on liabilities and other countries which are economically connected with the European Union.
We may be the target of litigation.
We may be the target of securities litigation in the future, particularly if the value of our Units fluctuates significantly. We could also generally be subject to litigation, including derivative actions by our unitholders. Any litigation could result in substantial costs and divert management’s attention and resources from our business and cause a material adverse effect on our business, financial condition and results of operations.
We may experience fluctuations in our quarterly operating results.
We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on the debt securities we acquire, the default rate on such securities, the number and size of investments we originate or acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. In light of these factors, results for any period should not be relied upon as being indicative of our performance in future periods.
We are an “emerging growth company,” and we do not know if such status will make our Units less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act, until the earliest of:
•The last day of the fiscal year ending after the fifth anniversary of any initial public offering of our Units;
•The year in which our total annual gross revenues first exceed $1.235 billion;
•The date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; and
•The last day of a fiscal year in which we (1) have an aggregate worldwide market value of our Units held by non-affiliates of $700 million or more, computed at the end of the last business day of the second fiscal quarter in such fiscal year and (2) have been a reporting company under the Exchange Act for at least one year (and filed at least one annual report under the Exchange Act).
As an “emerging growth company,” we may take advantage of certain of the reduced regulatory and disclosure requirements permitted by the JOBS Act and, as a result, some investors may consider our Units less attractive. For example, while we are an emerging growth company and/or a non-accelerated filer within the meaning of the Exchange Act, we are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected.
Efforts to comply with the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act would adversely affect us and the value of our Units.
Our Form 10 Registration Statement went effective on March 22, 2022, and we are required to comply with certain requirements of the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC but will not have to comply with certain requirements until we have been registered under the Exchange Act for a specified period of time or cease to be an “emerging growth company.” Because our Units are registered under the Exchange Act, we are subject to the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC, and our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a result, we expect to incur significant additional expenses that may negatively impact our financial performance and our ability to make distributions. This process will also result in a diversion of management’s time and attention. We do not know when our evaluation, testing and remediation actions will be completed or its impact on our operations. In addition, we may be unable to ensure that the process is effective or that our internal control over financial reporting is or will be effective. In the event that we are unable to come into and maintain compliance with the Sarbanes-Oxley Act and related rules, we and the value of our securities would be adversely affected.
We do not currently have comprehensive documentation of our internal controls and have not yet tested our internal controls in accordance with Section 404 of the Sarbanes-Oxley Act, and failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and the value of our Units.
We have not previously been required to maintain proper and effective internal control over financial reporting, including the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act. We will not be required to comply with all of the requirements under Section 404 of the Sarbanes-Oxley Act until we have been subject to the reporting requirements of the Exchange Act for a specified period of time or the date we are no longer an emerging growth company under the JOBS Act. Our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 of the Sarbanes-Oxley Act that we will eventually be required to meet.
Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an emerging growth company under the JOBS Act. Because we do not currently have comprehensive documentation of our internal control and have not yet tested our internal control in accordance with Section 404 of the Sarbanes-Oxley Act, we cannot conclude, as required by Section 404, that we do not have a material weakness in our internal control or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal control. As a public entity, we will be required to complete our initial assessment in a timely manner. If we are not able to implement the applicable requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC, and result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements could also suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us.
Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed and we could fail to meet our financial reporting obligations.
We incur significant costs as a result of being registered under the Exchange Act.
We incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act and other rules implemented by the SEC.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our headquarters are located at 1585 Broadway, New York, NY 10036. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted. We do not own any real estate. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.
Item 3. Legal Proceedings
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
See also “Note 1 to Consolidated Financial Statements in Part II, Item 8. Consolidated Financial Statements and Supplementary Data” of this Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities (dollar amounts in thousands, except per unit amounts)
Market Information
We sell our Units in private offerings in the United States under the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, Regulation S under the Securities Act and other exemptions from the registration requirements of the Securities Act. There is currently no market for our Units, and we can offer no assurances that a market for our Units will develop in the future.
Investors who acquire our Units in such private offerings are required to complete, execute and deliver a Subscription Agreement, a joinder to our Amended and Restated Limited Liability Company Agreement, or the LLC Agreement, and related documentation, which includes customary representations and warranties, certain covenants and restrictions and indemnification provisions. Additionally, such investors may be required to provide due diligence information to us for compliance with certain legal requirements. We may, from time to time, engage offering or distribution agents and incur offering or distribution fees or sales commissions in connection with the private offering of our Units in certain jurisdictions outside the United States. The cost of any such offering or distribution fees may be borne by an affiliate of the Adviser. We will not incur any such fees or commissions if our net proceeds received upon a sale of our Units after such costs would be less than the net asset value per unit.
Investors may transfer their Units provided that the transferee satisfies applicable eligibility and/or suitability requirements and the Transfer is otherwise made in accordance with applicable securities, tax, anti-money laundering and other applicable laws and compliance with the LLC Agreement. No Transfer will be effectuated except by registration of the Transfer on the Company’s books. Each transferee must agree to be bound by the restrictions set forth in the LLC Agreement and all other obligations as an investor in the Company.
Holders
As of March 9, 2023, we had 8,261 holders of record of our Units.
Distribution Policy
Subject to our Board of Directors’ discretion and applicable legal restrictions, we intend to authorize and declare distributions on a monthly basis or on such other date or dates as may be fixed from time to time by our Board of Directors and pay such distributions on a monthly basis. We intend to elect to be taxed as a RIC under Subchapter M of the Code. To obtain and maintain our RIC tax status, we intend to distribute at least 90% of our investment company taxable income (as defined by the Code, which generally includes net ordinary income and net short-term taxable gains) to holders of our Units in respect of each taxable year and to distribute net capital gains (that is, net long-term capital gains in excess of net short-term capital losses), if any, at least annually out of the assets legally available for such distributions as well as satisfy other applicable requirements under the Code. See Item 1. Business — “Certain U.S. Federal Income Tax Considerations.”
We cannot assure you that we will achieve results that will permit us to pay any cash distributions, and we will be prohibited from making distributions if doing so would cause us to fail to maintain the asset coverage ratios stipulated by the 1940 Act.
Distribution Reinvestment Plan
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
A registered holder of units may elect to “opt out” of the DRIP by notifying the plan administrator and our transfer agent and registrar in writing so that such notice is received by the plan administrator no later than ten days prior to the record date for a distribution to common unitholders in order to receive such distribution in cash. The plan administrator will set up an account for each unitholder who does not “opt out” of the DRIP in order to acquire units in non-certificated form through the plan. Unitholders who hold units through a broker or other financial intermediary may opt out of the DRIP by notifying their broker or other financial intermediary of their election.
We use newly issued Units to implement the DRIP, with such Units to be issued at the most recent price per Unit as determined by the Company or, if more recent, the most recent net asset value the Units as determined by the Board of Directors (including any committee thereof), subject, in each case, to adjustment to the extent necessary to comply with Section 23 of the 1940 Act. The number of Units to be issued to a unitholder is determined by dividing the total dollar amount of the distribution payable to such unitholder by the price per Unit. Any Units received in a distribution will have a new holding period for tax purposes commencing on the day following the day on which such Units are credited to the U.S. holder’s account.

There will be no brokerage or other charges to unitholders who participate in the plan. The DRIP administrator’s fees under the plan will be paid by us.
Unitholders who elect to receive distributions in the form of Units are generally subject to the same U.S. federal, state and local tax consequences as are unitholders who receive their distributions in cash. However, since a participating unitholder’s cash distributions would be reinvested in Units, such unitholder will not receive cash with which to pay applicable taxes on reinvested distributions. A unitholder’s basis for determining gain or loss upon the sale of Units received in a distribution from us will generally be equal to the cash that would have been received if the unitholder had received the distribution in cash. Any Units received in a distribution will have a new holding period for tax purposes commencing on the day following the day on which such Units are credited to the U.S. holder’s account.
We may terminate the DRIP upon notice in writing mailed to each participant at least 30 days prior to any record date for the payment of any distribution by us.
The following table summarizes the Company’s distributions declared and payable for the year ended December 31, 2022:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
February 24, 2022	February 28, 2022	March 03, 2022	$0.05	$1,134
March 25, 2022	March 31, 2022	April 05, 2022	0.08	2,793
April 26, 2022	April 30, 2022	May 04, 2022	0.09	3,644
May 25, 2022	May 31, 2022	June 03, 2022	0.08	3,947
June 24, 2022	June 30, 2022	July 06, 2022	0.09	4,838
July 28, 2022	July 31, 2022	August 03, 2022	0.10	5,528
August 29, 2022	August 31, 2022	September 06, 2022	0.10	6,289
September 26, 2022	September 30, 2022	October 06, 2022	0.12	7,373
October 27, 2022	October 31, 2022	November 03, 2022	0.13	8,074
November 28, 2022	November 30, 2022	December 05, 2022	0.13	8,830
December 20, 2022	December 31, 2022	January 04, 2023	0.14	9,814
Total Distributions			$1.11	$62,264
The Board of Directors did not declare a distribution for the period from March 4, 2021 (inception) to December 31, 2021.
The following table summarizes the amounts received and units issued to unitholders who have participated in the DRIP during for the year ended December 31, 2022:

Payment Date	DRIP Units Issued	DRIP Units Value
March 03, 2022	29,106	$577
April 05, 2022	72,388	1,430
May 04, 2022	97,701	1,927
June 03, 2022	109,080	2,111
July 06, 2022	136,772	2,597
August 03, 2022	162,518	3,114
September 06, 2022	182,977	3,537
October 06, 2022	215,077	4,031
November 03, 2022	236,043	4,397
December 05, 2022	256,792	4,799
Total	1,498,454	$28,520
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
For the year ended December 31, 2022, approximately 3,165,084 Units were repurchased.

The following table further summarizes the unit repurchases completed for the year ended December 31, 2022:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
June 09, 2022	5.00%	June 30, 2022	$5,821	306,543	0.57%	—
September 10, 2022	5.00%	September 30, 2022	33,167	1,769,853	3.31%	—
December 14, 2022	5.00%	December 31, 2022	20,228	1,088,688	1.77%	—
Total			$59,216	3,165,084

(1)	Percentage is based on total units as of the close of the previous calendar quarter.
(2)	All repurchase requests were satisfied in full.
Recent Sales of Unregistered Securities and Use of Proceeds
Except as previously reported by the Company on its Current Reports on Form 8-K, we did not sell any securities during the period covered by this Form 10-K that were not registered under the Securities Act.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, except per unit amounts, unless otherwise indicated)
The discussion and analysis contained in this section refers to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto in Part II, Item 8 of this Form 10-K, “Consolidated Financial Statements and Supplementary Data.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in Part I, Item 1A of this Form 10-K, “Risk Factors.” Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-K.
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
Our investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies backed by private equity sponsors. For the purposes of this report, “middle-market companies” refers to companies that, in general, generate annual EBITDA in the range of approximately $15 million to $200 million, although not all of our portfolio companies will meet this criteria.
We invest primarily in directly originated senior secured term loans issued by U.S. middle market companies backed by private equity sponsors, including first lien senior secured term loans (including unitranche loans) and second lien senior secured term loans, with the balance of our investments expected to be in higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic asset purchases. Typical middle-market senior loans may be issued by middle-market companies in the context of LBO, acquisitions, debt refinancings recapitalizations, and other similar transactions. We generally expect our debt investments to have a stated term of five to eight years and typically bear interest at a floating rate usually determined on the basis of a benchmark (historically LIBOR, and currently, SOFR). We also make investments in traded bank loans and other liquid debt securities of U.S. corporate issuers, including broadly syndicated loans, which may provide more liquidity than our private credit investments, for cash management purposes, including to manage payment obligations under our unit repurchase program. Depending on various factors, including our cash flows and the market for middle-market company debt investments, we expect that our liquid loan portfolio could represent a material portion of our investments from time to time. We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer.

We generate revenues primarily in the form of interest income from investments we hold. In addition, we generate income from dividends or distributions of income on any direct equity investments, capital gains on the sale of loans and equity investments and various other loan origination and other fees, including commitment, origination, amendment, structuring, syndication or due diligence fees, fees for providing managerial assistance and consulting fees.
Pursuant to the Order, we are able to enter into certain negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Funds (each as defined in the Order) in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our unitholders and do not involve overreaching in respect of us or our unitholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our unitholders and is consistent with our investment objective and strategies.
Recent Market Developments
The current inflationary environment and uncertainty as to the probability of, and length and depth of a global recession could affect our portfolio companies. Government spending, government policies, including recent increases in certain interest rates by the U.S. Federal Reserve and other global central banks, volatile energy prices and disruptions in supply chains in the United States and elsewhere, in conjunction with other factors, including those described elsewhere in this report and in other filings we have made with the SEC could affect our portfolio companies, our financial condition and our results of operations. We will continue to monitor the evolving market environment. In these circumstances, developments outside our control could require us to adjust our plan of operation and could impact our financial condition, results of operations or cash flows in the future. Despite these factors, we believe we and our portfolio are well positioned to manage the current environment.
KEY COMPONENTS OF OUR RESULTS OF OPERATIONS
Investments
Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt available to middle-market companies, the general economic environment and the competitive environment for the type of investments we make.
Revenue
We generate revenue primarily in the form of interest income on debt investments we hold. In addition, we generate income from dividends or distributions of income on direct equity investments, capital gains on the sales of loans and equity securities and various loan origination and other fees. Our debt investments generally have a stated term of five to eight years and typically bear interest at a floating rate usually determined on the basis of a benchmark such as LIBOR or SOFR. Interest on these debt investments is generally paid quarterly. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we may receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. We may also generate revenue in the form of commitment, origination, amendment, structuring, syndication or due diligence fees, fees for providing managerial assistance and consulting fees.
Expenses
Our primary operating expenses include the payment of: (i) investment advisory fees, including base management fees and incentive fees, to our Investment Adviser pursuant to the Investment Advisory Agreement; (ii) costs and other expenses and our allocable portion of overhead incurred by our Administrator in performing its administrative obligations under the Administration Agreement; and (iii) other operating expenses as detailed below:
•initial organization costs and offering costs incurred;
•costs associated with any private offerings of our Units and any other securities offerings;
•the cost of effecting any sales and repurchases of our Units and other securities, including servicing fees;
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
•costs of preparing consolidated financial statements and maintaining books and records, costs of preparing tax returns, costs of Sarbanes-Oxley Act compliance and attestation and costs of filing reports or other documents with the SEC (or other regulatory bodies), and other reporting and compliance costs, including registration fees, and the compensation of professionals responsible for the preparation or review of the foregoing;
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
•cost of winding up; and
•all other expenses incurred by either the Administrator or us in connection with administering our business, including payments under the Administration Agreement based upon our allocable portion of the compensation paid to our Chief Financial Officer and Chief Compliance Officer and reimbursing third-party expenses incurred by the Administrator in carrying out its administrative services including, but not limited to, the fees and expenses associated with performing compliance functions
We reimburse the Administrator or its affiliates for amounts paid or costs borne that properly constitute Company expenses as set forth in the Administration Agreement or otherwise. We expect our general and administrative expenses to be relatively stable or to decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.
PORTFOLIO, INVESTMENT ACTIVITY AND RESULTS OF OPERATIONS
As of December 31, 2022, we had investments in 203 portfolio companies across 44 industries. Based on fair value as of December 31, 2022, approximately 99.9% of our debt portfolio was invested in debt bearing a floating interest rate, which are primarily subject to interest rate floors. Approximately 99.4% of our debt portfolio at fair value had an interest rate floor denoted in LIBOR or SOFR. These floors allow us to mitigate (to a degree) any impact of spread widening on the valuation of our investments. As of December 31, 2022, our weighted average total yield of investments in debt securities at amortized cost was 10.3%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2022.
Approximately 82.2% of our total commitments were in directly originated senior secured loans and equity investments issued by middle market companies backed by private equity sponsors. In addition, our investments in such loans, which excludes our liquid loan portfolio, displayed the following characteristics as of the closing date of each of our investments unless otherwise indicated(1)(2)(3):
•Weighted average last 12-month EBITDA of approximately $162.6 million;
•Weighted average net leverage through tranche of approximately 6.3x(4);
•Weighted average of approximately 44.0%(5) loan to value; and
•Approximately 6.4% of loans the Investment Adviser believes may be subject to business cycle volatility.
Our portfolio is presented below:

	December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,994,650	$1,919,673	97.2%
Second Lien Debt	27,015	26,043	1.3
Other Securities	29,520	29,393	1.5
Total	$2,051,185	$1,975,109	100.0%
(1)    Excludes liquid loan portfolio.
(2)    Calculated as a percentage of gross debt commitments (funds and unfunded). Weighted average EBITDA, net leverage and loan to value exclude recurring revenue investments, which are investments in portfolio companies in which the Company lends based on a multiple of recurring revenue generated by the portfolio company and not based on a multiple of EBITDA.
(3)    Amounts were derived from investment due diligence information provided by the portfolio company Such amounts have not been independently estimated by us, and accordingly, we take no responsibility for such numbers and make no representation or warranty in respect of this information.
(4)    Net leverage is the ratio of total debt minus cash divided by EBITDA and taking into account leverage through the tranche that the Company is a lender, excluding recurring revenue investments.
(5)    Calculated using total outstanding debt through the tranche that the Company is a lender divided by enterprise value from the private equity sponsor or market comparables .
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

As of and For the Year Ended December 31, 2022
New Investments Committed/Purchased
Gross Principal Balance(1)	$2,576,014
Net New Investments Committed/Purchased	2,576,014
Investments, at Cost
Investments, beginning of period	—
New investments purchased	2,110,738
Net accretion of discount on investments	3,169
Payment-in-kind	1,753
Net realized gain (loss) on investments	(442)
Investments sold or repaid	(64,033)
Investments, end of period	2,051,185
Principal amount of investments funded
First lien debt	2,090,375
Second lien debt	27,659
Other securities	28,328
Total	$2,146,362
Amount of investments sold/fully repaid, at principal
First lien debt investments	$27,978
Total	$27,978
As of December 31, 2022
Weighted average yield on debt and income producing investments, at cost(2)	10.3%
Weighted average yield on debt and income producing investments, at fair value(2)	10.7%
Number of portfolio companies	203
Percentage of debt investments bearing a floating rate, at fair value	99.9%
Percentage of debt investments bearing a fixed rate, at fair value	0.1%
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
The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System is as follows:

	December 31, 2022
	Fair Value	% of Portfolio	Number of Portfolio Companies
Risk rating 1	$—	—%	—
Risk rating 2	1,975,109	100.0	203
Risk rating 3	—	—	—
Risk rating 4	—	—	—
	$1,975,109	100.0%	203
CONSOLIDATED RESULTS OF OPERATIONS
We were formed on March 4, 2021 and commenced investment operations on February 1, 2022. The following table represents our operating results:

	For the Year Ended December 31, 2022	For the period from March 4, 2021 (inception) to December 31, 2021
Total investment income	$103,428	$—
Less: Net expenses	36,222	491
Net investment income (loss) before taxes	67,206	(491)
Less: Excise tax expense	200	—
Net investment income (loss) after taxes	67,006	(491)
Net change in unrealized appreciation (depreciation)	(76,254)	—
Net realized gain (loss)	(448)	—
Net increase (decrease) in Members' Capital resulting from operations	$(9,696)	$(491)

Investment Income
Investment income was as follows:

	For the Year Ended December 31, 2022	For the period from March 4, 2021 (inception) to December 31, 2021
Investment income:
Interest income	$98,108	$—
Payment-in-kind interest income	725	—
Dividend income	1,521	—
Other income	3,074	—
Total Investment Income	$103,428	$—
For the year ended December 31, 2022, total investment income was driven by our deployment of capital, invested balance of investments and increased LIBOR and SOFR rates. The size of our investment portfolio at fair value was $1,975.1 million as of December 31, 2022 and, as of such date, all our debt investments were income-producing. No debt investments were on non-accrual status as of December 31, 2022.
Interest income on our debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of December 31, 2022, all of our first and second lien debt investments were performing and current on their interest payments.
For the period from March 4, 2021 (inception) to December 31, 2021, we had not yet commenced investment operations.
Expenses
Expenses were as follows:

	For the Year Ended December 31, 2022	For the period from March 4, 2021 (inception) to December 31, 2021
Expenses:
Interest and other financing expenses	$19,516	$—
Management fees	11,190	—
Income based incentive fees	8,062	—
Professional fees	2,501	—
Organization and offering costs	712	435
Directors' fees	308	56
Administrative service fees	84	—
Servicing fees	7,614	—
General and other expenses	654	—
Total expenses	$50,641	$491
Expense support	(2,220)	—
Management fees waiver	(5,540)	—
Income based incentive fees waiver	(6,659)	—
Net expenses	$36,222	$491
Excise tax expense	$200	$—
For the year ended December 31, 2022, net expenses were primarily comprised of interest and other financing expenses of $19,516, management fees of $11,190, income based incentive fees of $8,062, professional fees of $2,501, organization and offering costs of $712, directors’ fees of $308, administrative service fees of $84, servicing fees of $7,614, and general and other expenses of $654; offset by expense support of $2,220, management fees waiver of $5,540, and income based incentive fees waiver of $6,659.
For the period from March 4, 2021 (inception) to December 31, 2021, net expenses were primarily comprised of organization and offering costs of $435 and directors’ fees of $56.

Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the management of the Company. General and other expenses include insurance, filing, research, subscriptions and other costs. Organization and offering costs include expenses incurred in our initial formation and our offering of units.
Income Taxes, Including Excise Taxes
We intend to elect to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our unitholders in each taxable year generally at least 90% of the sum of our ICTI, as defined by the Code (without regard to the deduction for distributions paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our unitholders, which generally relieve us from corporate-level U.S. federal income taxes. For the year ended December 31, 2022 and for the period from March 4, 2021 (inception) to December 31, 2021, the Company accrued $200 and $— of U.S. federal excise tax, respectively.
Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Year Ended December 31, 2022	For the period from March 4, 2021 (inception) to December 31, 2021
Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	$(442)	$—
Foreign currency and other transactions	(6)	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(76,260)	—
Translation of assets and liabilities in foreign currencies	6	—
Net realized and unrealized gain (loss)	$(76,702)	$—
We determine the fair value of our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation or depreciation. For the year ended December 31, 2022, net change in unrealized depreciation on our investments of $76,260, was primarily driven by the decrease in valuations of our debt and equity investments as a result of the volatile credit environment and spread widening in the primary and secondary markets, including in the broadly syndicated loan market. For the year ended December 31, 2022, net change in unrealized appreciation on our investments of $184 due to foreign exchange rates fluctuation, were included in net change in unrealized appreciation (depreciation) from translation of assets and liabilities in foreign currencies.
For additional information on net realized gain (loss) and unrealized gain (loss) see “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 5. Fair Value Measurements."
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We generate cash from the net proceeds of offerings of our Units, net borrowings from our Credit Facilities, and from cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities, including before we have fully invested the proceeds of any closing of our continuous private offering of our Units. Our primary use of cash will be investments in portfolio companies, payments of our expenses and payment of cash distributions to our unitholders. Details of our credit facilities are described in “Debt” below. We may also from time to time enter into new credit facilities, increase the size of existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.
As of December 31, 2022, we had approximately $75.4 million of cash, which taken together with our approximately $303.5 million and $395.0 million of availability under the ING Facility and Wells Funding Facility (subject to borrowing base availability) (each as defined below), respectively, we expect to be sufficient for our investing activities and to conduct our operations in the near term. As of December 31, 2022, we believed we had adequate financial resources to satisfy our unfunded portfolio company commitments.
Unregistered Sales of Equity Securities
For the year ended December 31, 2022, we held eleven closings of our continuous private offering of units. As a result, the total Class S Units issued and proceeds received related to such closings were as follows:

Unit Issuance Date	Class S Units Issued	Proceeds Received
February 01, 2022	24,186,111	$483,722
March 01, 2022	10,264,044	203,434
April 01, 2022	7,621,662	150,528
May 01, 2022	6,328,434	124,860
June 01, 2022	5,045,031	97,621
July 01, 2022	4,606,552	87,478
August 01, 2022	1,891,156	36,235
September 01, 2022	2,781,091	53,758
October 01, 2022	2,679,651	50,217
November 01, 2022	2,068,611	38,538
December 01, 2022	2,297,154	42,934
Total	69,769,497	$1,369,325
As of December 31, 2022, we received, in advance, $36.3 million related to the January 1, 2023 issuance of Class S Units in our continuous private offering. The amount received is included in the subscriptions received in advance on the Consolidated Statements of Financial Condition as of December 31, 2022.
We did not hold a closing of the continuous private offering for the period from March 4, 2021 (inception) to December 31, 2021.
Distributions and Distribution Reinvestment
The following table summarizes our distributions declared and payable for the year ended December 31, 2022:

Date Declared	Record Date	Payment Date	Per Unit Amount	Distribution Yield(1)	Total Amount
February 24, 2022	February 28, 2022	March 03, 2022	$0.05	2.8%	$1,134
March 25, 2022	March 31, 2022	April 05, 2022	0.08	4.9%	2,793
April 26, 2022	April 30, 2022	May 04, 2022	0.09	5.3%	3,644
May 25, 2022	May 31, 2022	June 03, 2022	0.08	4.9%	3,947
June 24, 2022	June 30, 2022	July 06, 2022	0.09	5.6%	4,838
July 28, 2022	July 31, 2022	August 03, 2022	0.10	6.0%	5,528
August 29, 2022	August 31, 2022	September 06, 2022	0.10	6.5%	6,289
September 26, 2022	September 30, 2022	October 06, 2022	0.12	7.4%	7,373
October 27, 2022	October 31, 2022	November 03, 2022	0.13	8.0%	8,074
November 28, 2022	November 30, 2022	December 05, 2022	0.13	8.5%	8,830
December 20, 2022	December 31, 2022	January 04, 2023	0.14	9.3%	9,814
Total Distributions			$1.11		$62,264
(1)    Distribution yield (annualized) is calculated by dividing the declared distribution by the prior month’s net asset value and annualizing over 12 monthly periods.
The Board of Directors did not declare a distribution for the period from March 4, 2021 (inception) to December 31, 2021.
We have adopted an “opt out” DRIP. As a result, if our Board of Directors authorizes, and we declare, a cash distribution, our unitholders will have their cash distributions automatically reinvested in additional units of the same class of units to which the distribution relates unless they specifically “opt out” of the DRIP and elect to receive distributions in cash.
The following table summarizes the amounts received and units issued to unitholders who have participated in the DRIP during for the year ended December 31, 2022:

Payment Date	DRIP Units Issued	DRIP Units Value
March 03, 2022	29,106	$577
April 05, 2022	72,388	1,430
May 04, 2022	97,701	1,927
June 03, 2022	109,080	2,111
July 06, 2022	136,772	2,597
August 03, 2022	162,518	3,114
September 06, 2022	182,977	3,537
October 06, 2022	215,077	4,031
November 03, 2022	236,043	4,397
December 05, 2022	256,792	4,799
Total	1,498,454	$28,520
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
For the year ended December 31, 2022, approximately 3,165,084 Units were repurchased.
The following table further summarizes the unit repurchases completed for the year ended December 31, 2022:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
June 09, 2022	5.00%	June 30, 2022	$5,821	306,543	0.57%	—
September 10, 2022	5.00%	September 30, 2022	33,167	1,769,853	3.31%	—
December 14, 2022	5.00%	December 31, 2022	20,228	1,088,688	1.77%	—
Total			$59,216	3,165,084

(1)	Percentage is based on total units as of the close of the previous calendar quarter.
(2)	All repurchase requests were satisfied in full.
Debt
Our outstanding debt obligations were as follows:

	December 31, 2022			December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
ING Facility(1)	$925,000	$621,496	$303,504	N/A	N/A	N/A
Wells Funding Facility	500,000	105,000	395,000	N/A	N/A	N/A
Total	$1,425,000	$726,496	$698,504	N/A	N/A	N/A
(1) Under the ING Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of December 31, 2022, the Company had borrowings denominated in Euros (EUR) of 5,618. As of December 31, 2021, the Company had no borrowings denominated in Euros (EUR).
For additional information on our debt obligations see “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 6. Debt."

RECENT DEVELOPMENTS
Subsequent to December 31, 2022 through March 9, 2023, we have closed or the Investment Committee has committed/approved approximately $234.0 million of new/add-on investments. This includes transactions for which a formal mandate, letter of intent or a signed commitment have been issued, and therefore the Company believes are likely to close. Of these new commitments, approximately $234.0 million were first lien senior secured loans. We remain highly focused on conducting extensive due diligence and leveraging the Morgan Stanley platform. We continue to seek to invest in companies that are led by strong management teams, generate substantial free cash flow, have leading market positions, benefit from sustainable business models, and are well positioned to perform well despite recent market volatility. We believe the current market environment offers opportunities to seek compelling risk adjusted returns. Our investment pace will depend on several factors including the market environment, deal flow and the impact of inflation on valuations and the operations of potential portfolio companies.
Pursuant to our continuous private offering, we issued approximately 1,953,945 Class S Units for an aggregate offering price of $36.3 million effective January 1, 2023.
Pursuant to our continuous private offering, we issued approximately 1,882,119 Class S Units for an aggregate offering price of $35.5 million effective February 1, 2023.
Pursuant to our continuous private offering, we held a close relating to the sale of our Class S Units for an aggregate offering price of $61.3 million effective March 1, 2023.
CRITICAL ACCOUNTING ESTIMATES
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates, including those relating to the valuation of our investment portfolio, are described below. The critical accounting estimates should be read in connection with “Risk Factors” in Part I, Item 1A of this report.
RELATED PARTY TRANSACTIONS
We have entered into a number of business relationships with affiliated or related parties, including the following (which are defined in the notes to the accompanying consolidated financial statements if not defined herein):
•the Investment Advisory Agreement;
•the Investment Sub-Advisory Agreement;
•the Administration Agreement;
•the Placement Agent Agreement;
•the MSDI Agreement; and
•the Expense Support Agreement.
See “Item 8. Consolidated Financial Statements—Notes to the Consolidated Financial Statements—Note 3. Related Party Transactions” in the accompanying unaudited consolidated financial statements.
MS Credit Partners Holdings, Inc., an indirect, wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, has entered into subscription agreements and has made capital contributions at the closings of the Company’s continuous private offering through December 31, 2022, representing an aggregate capital contribution of $25.0 million, in exchange for 1,256,051 Class S Units. Because MS Credit Partners Holdings, Inc. has made an aggregate capital contribution of $25.0 million as of the date of this report, MS Credit Partners Holdings, Inc. has no further obligation, contractual or otherwise, to support us.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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
Market Risk
The market value of a security may move up or down, sometimes rapidly and unpredictably. These fluctuations may cause a security to be worth less than the price originally paid for it, or less than it was worth at an earlier time. Market risk may affect a single issuer, industry, sector of the economy or the market as a whole. Global economies and financial markets are increasingly interconnected, which increases the probabilities that conditions in one country or region might adversely impact issuers in a different country or region. Conditions affecting the general economy, including political, social, or economic instability at the local, regional, or global level, may also affect the market value of a security. Health crises, such as pandemic and epidemic diseases, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have and may in the future have an adverse effect on a company’s investments and net asset value and can lead to increased market volatility. See “Item 1A. Risk Factors—General Risk Factors—Risks Relating to Our Business and Structure—We are operating in a period of capital markets volatility and economic uncertainty.” and “Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics, such as the Coronavirus pandemic, may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition.”
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
As of December 31, 2022, approximately 99.9% of our debt investments were at floating rates. Based on our Consolidated Statements of Financial Condition as of December 31, 2022, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of December 31, 2022):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$61,624	$(21,795)	$39,829
Up 200 basis points	$41,082	$(14,530)	$26,552
Up 100 basis points	$20,541	$(7,265)	$13,276
Down 100 basis points	$(20,541)	$7,265	$(13,276)
Down 200 basis points	$(41,082)	$14,530	$(26,552)
Down 300 basis points	$(60,781)	$21,795	$(38,986)
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

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm	79
Consolidated Statements of Financial Condition as of December 31, 2022 and December 31, 2021	80
Consolidated Statements of Operations for the year ended December 31, 2022 and for the period from March 4, 2021 (inception) to December 31, 2021	81
Consolidated Statements of Changes in Members’ Capital for the year ended December 31, 2022 and for the period from March 4, 2021 (inception) to December 31, 2021	82
Consolidated Statements of Cash Flows for the year ended December 31, 2022 and for the period from March 4, 2021 (inception) to December 31, 2021	83
Consolidated Schedule of Investments as of December 31, 2022	85
Notes to the Consolidated Financial Statements	101

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the unitholders and the Board of Directors of North Haven Private Income Fund LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of North Haven Private Income Fund LLC and subsidiaries (the "Company"), as of December 31, 2022 and 2021, including the consolidated schedule of investments, as of December 31, 2022, the related consolidated statements of operations, changes in members’ capital, cash flows, and financial highlights for the year ended December 31, 2022 and the period from March 4, 2021 (inception) to December 31, 2021, and the related notes. In our opinion, the consolidated financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations, changes in members’ capital, cash flows, and financial highlights for the year ended December 31, 2022 and the period from March 4, 2021 (inception) to December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2022, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP
New York, NY
March 9, 2023
We have served as the Company's auditor since 2021.

North Haven Private Income Fund LLC
Consolidated Statements of Financial Condition
(In thousands, except unit and per unit amounts)

	As of
	December 31, 2022	December 31, 2021
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $2,051,185 and $0 at December 31, 2022 and December 31, 2021, respectively)	$1,975,109	$—
Cash	75,378	35
Deferred financing costs	9,154	—
Deferred offering costs	18	96
Interest and dividend receivable from non-controlled/non-affiliated investments	14,308	—
Receivable for investments sold/repaid	380	—
Prepaid expenses and other assets	876	—
Total assets	2,075,223	131

Liabilities
Debt	726,496	—
Payable for investments purchased	361	—
Payable to affiliates (Note 3)	1,592	260
Financing costs payable	2,275	—
Distributions payable	9,814	—
Management fees payable	3,833	—
Subscriptions received in advance (Note 8)	36,304	—
Payable for repurchased units (Note 8)	20,228	—
Income based incentive fee payable	1,403	—
Interest payable	1,782	—
Accrued expenses and other liabilities	4,922	327
Total liabilities	809,010	587

Commitments and Contingencies (Note 7)

Members' Capital
Common units, par value $0.001 per unit (100,000,000 units authorized and 68,104,617 and 1,750 units issued and outstanding as of December 31, 2022 and December 31, 2021, respectively)	71	—
Paid-in capital in excess of par value	1,337,703	35
Net distributable earnings (accumulated losses)	(71,561)	(491)
Total members' capital	$1,266,213	$(456)
Total liabilities and members' capital	$2,075,223	$131
Net asset value per unit	$18.59	$(260.57)
The accompanying notes are an integral part of these consolidated financial statements

North Haven Private Income Fund LLC
Consolidated Statements of Operations
(In thousands, except unit and per unit amounts)

	For the Year Ended December 31, 2022	For the period from March 4, 2021 (inception) to December 31, 2021
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$98,108	$—
Payment-in-kind interest income	725	—
Dividend income	1,521	—
Other income	3,074	—
Total investment income	103,428	—

Expenses:
Interest expense and other financing expenses	19,516	—
Management fees	11,190	—
Income based incentive fees	8,062	—
Professional fees	2,501	—
Organization and offering costs	712	435
Directors' fees	308	56
Administrative service fees	84	—
Servicing fees	7,614	—
General and other expenses	654	—
Total expenses	50,641	491
Expense support (Note 3)	(2,220)	—
Management fees waiver (Note 3)	(5,540)	—
Income based incentive fees waiver (Note 3)	(6,659)	—
Net expenses	36,222	491
Net investment income (loss) before taxes	67,206	(491)
Excise tax expense	200	—
Net investment income (loss) after taxes	67,006	(491)

Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	(442)	—
Foreign currency and other transactions	(6)	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(76,260)	—
Translation of assets and liabilities in foreign currencies	6	—
Net realized and unrealized gain (loss)	$(76,702)	$—
Net increase (decrease) in members' capital resulting from operations	$(9,696)	$(491)

Per unit information—basic and diluted
Net investment income (loss) per unit	$1.26	$—
Earnings per unit	$(0.18)	$—
Weighted average units outstanding (Note 9):	53,379,085	—

The accompanying notes are an integral part of these consolidated financial statements

North Haven Private Income Fund LLC
Consolidated Statements of Changes in Members’ Capital
(In thousands)

	For the Year Ended December 31, 2022	For the period from March 4, 2021 (inception) to December 31, 2021
Members' Capital at beginning of period:	$(456)	$—
Increase (decrease) in members’ capital resulting from operations:
Net investment income (loss)	67,006	(491)
Net realized gain (loss)	(448)	—
Net change in unrealized appreciation (depreciation)	(76,254)	—
Net increase (decrease) in members’ capital resulting from operations	(9,696)	(491)

Capital transactions:
Issuance of Units	1,369,325	35
Reinvestment of distributions	28,520	—
Repurchased Units	(59,216)	—
Distributions declared	(62,264)	—
Net increase in members' capital resulting from capital transactions	1,276,365	35
Total increase (decrease) in members' capital	1,266,669	(456)
Members' capital at end of period	$1,266,213	$(456)

The accompanying notes are an integral part of these consolidated financial statements

North Haven Private Income Fund LLC
Consolidated Statements of Cash Flows
(In thousands)

	For the Year Ended December 31, 2022	For the period from March 4, 2021 (inception) to December 31, 2021
Cash flows from operating activities:
Net increase (decrease) in members' capital resulting from operations	$(9,696)	$(491)
Adjustments to reconcile net increase (decrease) in members' capital resulting from operations to net cash provided by (used in) operating activities
Net change in unrealized (appreciation) depreciation on investments	76,260	—
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(6)	—
Net realized (gain) loss on investments	442	—
Net realized (gain) loss on foreign currency and other transactions	6
Net accretion of discount and amortization of premium on investments	(3,169)	—
Payment-in-kind interest and dividend capitalized	(1,753)
Amortization of deferred financing costs	1,547	—
Amortization of deferred offering costs	199	—
Purchases of investments and change in payable for investments purchased	(2,110,377)	—
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	63,653	—
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	(14,308)	—
(Increase) decrease in prepaid expenses and other assets	(876)	—
(Decrease) increase in payable to affiliates	1,332	260
(Decrease) increase in management fees payable	3,833	—
(Decrease) increase in incentive fees payable	1,403	—
(Decrease) increase in interest payable	1,782	—
(Decrease) increase in accrued expenses and other liabilities	4,595	327
Net cash provided by (used in) operating activities	$(1,985,133)	$96

Cash flows from financing activities:
Borrowings on debt	$1,464,818	$—
Repayments on debt	(738,500)	—
Deferred financing costs paid	(8,426)	—
Distributions paid in cash	(23,930)	—
Proceeds from issuance of Common units	1,369,325	35
Subscriptions received in advance	36,304	—
Repurchases of Common units	(38,988)	—
Offering costs paid	(121)	(96)
Net cash provided by (used in) financing activities	$2,060,482	$(61)
Net increase (decrease) in cash	75,349	35
Effect of foreign exchange rate changes on cash	(6)	—
Cash at beginning of period	35	—
Cash at end of period	$75,378	$35

North Haven Private Income Fund LLC
Consolidated Statements of Cash Flows
(In thousands)

Supplemental information and non-cash activities:
Interest expense paid	$16,188	$—
Distribution reinvestment paid	$28,520	$—
Accrued but unpaid distributions	$9,814	$—
Accrued but unpaid deferred financing costs	$2,275	$—
Accrued but unpaid deferred offering costs	$128	$—
Accrued but unpaid repurchases of Common units	$20,228	$—

The accompanying notes are an integral part of these consolidated financial statements

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
First Lien Debt
Aerospace & Defense
KKR Apple Bidco, LLC	(9)	L + 2.75%	7.13%	9/23/2028	4,950	$4,944	$4,875	0.39%
Mantech International CP	(5) (6) (8)	S + 5.75%	9.58%	9/14/2029	21,546	21,129	20,990	1.66
Mantech International CP	(5) (8) (13)	S + 5.75%	9.58%	9/14/2029	—	(50)	(134)	(0.01)
Mantech International CP	(5) (8) (13)	S + 5.75%	9.58%	9/14/2028	—	(61)	(83)	(0.01)
						25,962	25,648	2.03
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(5) (8)	L + 5.75%	10.48%	6/11/2027	51,422	50,468	49,437	3.90
Omni Intermediate Holdings, LLC	(5) (6) (7)	S + 5.00%	9.73%	12/30/2026	9,681	9,571	9,271	0.73
Omni Intermediate Holdings, LLC	(5) (7) (13)	S + 5.00%	9.73%	12/30/2026	1,346	1,313	1,242	0.10
Omni Intermediate Holdings, LLC	(5) (7) (13)	S + 5.00%	9.73%	12/30/2025	—	(5)	(30)	—
RoadOne IntermodaLogistics	(5) (7)	S + 6.25%	10.81%	12/30/2028	660	640	640	0.05
RoadOne IntermodaLogistics	(5) (7) (13)	S + 6.25%	10.81%	12/30/2028	—	(2)	(2)	—
RoadOne IntermodaLogistics	(5) (7) (13)	S + 6.25%	10.81%	12/30/2028	30	26	26	—
						62,011	60,584	4.78
Auto Components
Continental Battery Company	(5) (6) (7)	L + 6.75%	11.48%	1/20/2027	6,188	6,083	5,903	0.47
Les Schwab Tire Centers	(8)	L + 3.25%	6.58%	11/2/2027	4,949	4,955	4,869	0.38
Randy's Holdings, Inc.	(5) (6) (7)	S + 6.50%	10.59%	11/1/2028	11,308	10,976	10,976	0.87
Randy's Holdings, Inc.	(5) (7) (13)	S + 6.50%	10.59%	11/1/2028	—	(52)	(52)	—
Randy's Holdings, Inc.	(5) (7) (13)	S + 6.50%	10.59%	11/1/2028	237	194	194	0.02
Sonny's Enterprises, LLC	(5) (7)	S + 5.50%	9.74%	8/5/2026	2,153	2,119	2,062	0.16
Sonny's Enterprises, LLC	(5) (7)	S + 6.75%	9.74%	8/5/2026	6,103	6,010	5,844	0.46
						30,285	29,796	2.35
Automobiles
ARI Network Services, Inc.	(5) (6) (8)	S + 5.50%	9.92%	2/28/2025	14,231	14,025	13,827	1.09
Portfolio Group	(5) (7) (13)	L + 6.00%	11.15%	12/2/2025	999	922	909	0.07
Summit Buyer, LLC	(5) (7) (13)	L + 5.75%	10.13%	1/14/2026	—	(63)	(323)	(0.03)
						14,884	14,413	1.14
Beverages
Triton Water Holdings, Inc.	(9)	L + 3.50%	8.23%	3/31/2028	4,950	4,928	4,586	0.36

Biotechnology
GraphPad Software, LLC	(5) (6) (7)	L + 5.50%	10.23%	4/27/2027	8,007	7,939	7,743	0.61
GraphPad Software, LLC	(5) (7) (13)	L + 5.50%	10.23%	4/27/2027	—	(35)	(145)	(0.01)
						7,904	7,598	0.60

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Building Products
ACProducts, Inc.	(9)	L + 4.25%	8.98%	5/17/2028	4,950	$4,933	$3,685	0.29%
Chamberlain Group, Inc.	(9)	L + 3.25%	7.63%	11/3/2028	3,960	3,955	3,726	0.29
Icebox Holdco III, Inc.	(9)	L + 3.50%	8.23%	12/22/2028	2,485	2,488	2,285	0.18
White Cap Buyer, LLC		S + 3.75%	8.07%	10/19/2027	2,481	2,484	2,395	0.19
						13,860	12,091	0.95
Chemicals
Olympus Water US Holding Corporation	(9)	L + 3.75%	8.50%	11/9/2028	2,970	2,973	2,845	0.22
Tank Holding Corp.	(8)	S + 5.75%	10.17%	3/31/2028	32,968	32,374	31,155	2.46
Tank Holding Corp.	(8) (13)	P + 4.75%	12.25%	3/31/2028	311	278	208	0.02
V Global Holdings, LLC	(5) (6) (8)	S + 5.75%	8.99%	12/22/2027	14,710	14,443	13,976	1.10
V Global Holdings, LLC	(5) (8) (13)	S + 5.75%	8.99%	12/22/2025	—	(33)	(101)	(0.01)
						50,035	48,083	3.80
Commercial Services & Supplies
Allied Universal Holdco, LLC	(9)	S + 3.75%	8.17%	5/12/2028	6,930	6,921	6,570	0.52
Atlas Us Finco, Inc.	(5) (6) (7) (10)	S + 7.25%	11.48%	12/9/2029	13,852	13,439	13,439	1.06
Atlas Us Finco, Inc.	(5) (7) (10) (13)	S + 7.25%	11.48%	12/9/2028	—	(38)	(38)	—
Belfor Holdings, Inc.	(8)	L + 4.00%	8.38%	4/6/2026	4,949	4,954	4,899	0.39
BPG Holdings IV Corp.	(5) (8)	S + 6.00%	10.54%	7/29/2029	16,845	15,751	15,751	1.24
DG Investment Intermediate Holdings 2, Inc.	(8)	L + 3.75%	8.07%	3/31/2028	4,460	4,463	4,259	0.34
Employbridge Holding Company	(8)	L + 4.75%	9.49%	7/19/2028	2,475	2,475	2,006	0.16
FLS Holding, Inc.	(5) (6) (7) (10)	L + 5.25%	10.40%	12/15/2028	9,583	9,415	9,427	0.74
FLS Holding, Inc.	(5) (7) (10)	L + 5.25%	10.40%	12/15/2028	2,083	2,045	2,049	0.16
FLS Holding, Inc.	(5) (7) (10) (13)	L + 5.25%	10.40%	12/17/2027	—	(14)	(14)	—
LHS Borrower, LLC		S + 4.75%	9.17%	2/17/2029	2,476	2,437	2,015	0.16
PECF USS Intermediate Holding III Corporation	(9)	L + 4.25%	8.63%	12/15/2028	4,950	4,961	4,113	0.32
QW Holding Corporation	(5) (6) (7)	L + 5.50%	9.44%	8/31/2026	18,144	17,908	17,467	1.38
QW Holding Corporation	(5) (7) (13)	L + 5.50%	9.44%	8/31/2026	3,771	3,728	3,600	0.28
QW Holding Corporation	(5) (7) (13)	L + 5.50%	9.44%	8/31/2026	—	(58)	(171)	(0.01)
Sherlock Buyer Corp.	(5) (6) (8)	L + 5.75%	10.48%	12/8/2028	7,063	6,938	6,907	0.55
Sherlock Buyer Corp.	(5) (8) (13)	L + 5.75%	10.48%	12/8/2028	—	(18)	(45)	—
Sherlock Buyer Corp.	(5) (8) (13)	L + 5.75%	10.48%	12/8/2027	—	(14)	(18)	—
SITEL Worldwide Corporation	(9)	L + 3.75%	8.14%	8/28/2028	4,950	4,967	4,879	0.39
Surewerx Purchaser III, Inc.	(5) (6) (8) (10)	S + 6.75%	11.30%	12/28/2029	6,474	6,280	6,280	0.50
Surewerx Purchaser III, Inc.	(5) (8) (10) (13)	S + 6.75%	11.30%	12/28/2028	89	68	68	0.01
Surewerx Purchaser III, Inc.	(5) (8) (10) (13)	S + 6.75%	11.30%	12/28/2029	—	(26)	(27)	—
Sweep Purchaser, LLC	(5) (7) (13)	L + 5.75%	10.47%	11/30/2026	2,865	2,807	2,668	0.21

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Sweep Purchaser, LLC	(5) (7)	L + 5.75%	10.47%	11/30/2026	1,733	$1,705	$1,641	0.13%
Tamarack Intermediate, LLC	(5) (6) (8)	S + 5.75%	9.23%	3/13/2028	15,049	14,780	14,387	1.14
Tamarack Intermediate, LLC	(5) (8) (13)	S + 5.75%	9.23%	3/13/2028	251	208	143	0.01
TruGreen Limited Partnership	(8)	L + 4.00%	8.38%	11/2/2027	4,949	4,906	4,383	0.35
USIC Holdings, Inc.	(8)	L + 3.50%	7.88%	5/12/2028	6,937	6,899	6,609	0.52
Valcourt Holdings II, LLC	(5) (6) (7)	S + 5.25%	9.98%	1/7/2027	3,265	3,208	3,227	0.25
VRC Companies, LLC	(5) (6) (8)	S + 5.75%	8.52%	6/29/2027	13,547	13,359	13,073	1.03
VRC Companies, LLC	(5) (8) (13)	S + 5.75%	8.52%	6/29/2027	5,523	5,300	4,949	0.39
						159,754	154,496	12.20
Construction & Engineering
Centuri Group, Inc.	(9)	L + 2.50%	7.24%	8/27/2028	2,701	2,698	2,649	0.21
KPSKY Acquisition, Inc.	(5) (6) (8)	L + 5.50%	9.89%	10/19/2028	6,516	6,401	6,223	0.49
KPSKY Acquisition, Inc.	(5) (8) (13)	P + 4.67%	12.00%	10/19/2028	2,316	2,173	1,715	0.14
						11,272	10,587	0.84
Construction Materials
SRS Distribution, Inc.	(9)	L + 3.50%	7.88%	6/2/2028	5,459	5,457	5,208	0.41
Consumer Finance
Deerfield Dakota Holding, LLC	(7)	S + 3.75%	8.07%	4/9/2027	4,949	4,970	4,614	0.36
Containers & Packaging
BP Purchaser, LLC	(5) (6) (8)	L + 5.50%	10.24%	12/11/2028	9,817	9,644	9,165	0.72
Fortis Solutions Group, LLC	(5) (8)	L + 5.50%	9.73%	10/13/2028	6,424	6,322	6,215	0.49
Fortis Solutions Group, LLC	(5) (8) (13)	L + 5.50%	9.73%	10/13/2028	—	(90)	(425)	(0.03)
Fortis Solutions Group, LLC	(5) (8) (13)	L + 5.50%	9.73%	10/15/2027	86	75	65	0.01
Proampac PG Borrower, LLC	(8)	L + 3.75%	7.87%	11/3/2025	4,950	4,965	4,725	0.37
						20,916	19,745	1.56
Distributors
48Forty Solutions, LLC	(5) (7)	S + 5.55%	9.81%	11/30/2026	36,997	36,278	35,164	2.78
48Forty Solutions, LLC	(5) (7) (13)	S + 5.50%	9.81%	11/30/2026	—	(95)	(287)	(0.02)
ABB Concise Optical Group, LLC	(5) (6) (8)	L + 7.50%	12.67%	2/23/2028	17,977	17,578	17,165	1.36
ABB Concise Optical Group, LLC	(5) (8) (13)	P + 6.50%	14.00%	2/23/2028	1,792	1,752	1,707	0.13
Avalara, Inc.	(5) (8)	S + 7.25%	11.83%	10/19/2028	14,044	13,701	13,701	1.08
Avalara, Inc.	(5) (8) (13)	S + 7.25%	11.83%	10/19/2028	—	(34)	(34)	—
PT Intermediate Holdings III, LLC	(5) (6) (8)	L + 5.50%	10.23%	11/1/2028	17,928	17,751	17,410	1.37
PT Intermediate Holdings III, LLC	(5) (8)	L + 5.50%	10.23%	11/1/2028	1,074	1,059	1,043	0.08
PT Intermediate Holdings III, LLC	(5) (8)	L + 5.50%	10.23%	11/1/2028	5,024	4,971	4,879	0.39
Radwell Parent, LLC	(5) (6) (8)	S + 6.75%	11.33%	4/1/2029	32,558	31,607	31,607	2.50
Radwell Parent, LLC	(5) (8) (13)	S + 6.75%	11.33%	4/1/2028	—	(71)	(71)	(0.01)

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
						$124,497	$122,284	9.66%
Diversified Consumer Services
Asurion, LLC		L + 3.25%	7.63%	12/23/2026	4,949	4,939	4,402	0.35
FPG Intermediate Holdco, LLC	(5) (7)	S + 6.50%	10.92%	3/5/2027	7,746	7,603	7,360	0.58
Heartland Home Services	(5) (8) (13)	L + 5.75%	10.10%	12/15/2026	20,648	20,460	19,821	1.57
Lightspeed Solution, LLC	(5) (6)	S + 6.50%	10.82%	3/1/2028	15,171	14,902	14,615	1.15
Lightspeed Solution, LLC	(5) (13)	S + 6.50%	10.82%	3/1/2028	—	(42)	(178)	(0.01)
LUV Car Wash Group, LLC	(5) (7) (13)	L + 5.50%	9.24%	12/9/2026	3,817	3,763	3,682	0.29
LUV Car Wash Group, LLC	(5) (6) (7)	L + 5.50%	9.24%	12/9/2026	3,574	3,544	3,500	0.28
Magnolia Wash Holdings	(5) (7)	S + 6.50%	10.32%	7/14/2028	9,630	9,449	9,224	0.73
Magnolia Wash Holdings	(5) (7)	S + 6.50%	10.32%	7/14/2028	1,804	1,770	1,728	0.14
Magnolia Wash Holdings	(5) (7) (13)	S + 6.50%	10.32%	7/14/2028	223	216	206	0.02
Mammoth Holdings, LLC	(5) (7) (13)	S + 6.00%	9.82%	10/16/2023	11,704	11,633	11,704	0.92
Spin Holdco, Inc.	(8)	L + 4.00%	8.77%	3/3/2028	4,950	4,961	4,157	0.33
Spotless Brands, LLC	(5) (6) (7)	S + 6.50%	10.71%	7/25/2028	24,521	24,057	23,562	1.86
Spotless Brands, LLC	(5) (7)	S + 6.50%	10.71%	7/25/2028	4,635	4,546	4,454	0.35
Spotless Brands, LLC	(5) (7) (13)	S + 6.50%	10.71%	7/25/2028	—	(15)	(31)	—
						111,786	108,206	8.55
Diversified Financial Services
Applitools, Inc.	(5) (8) (10)	S + 6.25%	10.57%	5/25/2029	10,337	10,153	10,161	0.80
Applitools, Inc.	(5) (8) (10) (13)	S + 6.25%	10.57%	5/25/2028	—	(25)	(24)	—
Cerity Partners, LLC	(5) (6) (8)	S + 6.75%	11.32%	12/29/2029	3,181	3,086	3,086	0.24
Cerity Partners, LLC	(5) (8) (13)	S + 6.75%	11.32%	12/29/2029	167	22	22	—
Finastra USA, Inc.	(7) (10)	L + 3.50%	6.87%	6/13/2024	4,945	4,941	4,362	0.34
SitusAMC Holdings Corp.	(5) (6) (8)	L + 5.50%	10.23%	12/22/2027	5,558	5,510	5,316	0.42
Smarsh, Inc.	(5) (8)	S + 6.50%	11.29%	2/16/2029	4,286	4,208	4,126	0.33
Smarsh, Inc.	(5) (8) (13)	S + 6.50%	11.29%	2/16/2029	536	521	496	0.04
Smarsh, Inc.	(5) (8) (13)	S + 6.50%	11.29%	2/16/2029	—	(5)	(10)	—
						28,411	27,535	2.17
Electrical Equipment
Dynacast International, LLC	(7)	L + 4.50%	9.20%	7/22/2025	2,253	2,261	1,940	0.15
Electronic Equipment, Instruments & Components
Abracon Group Holdings, LLC	(5) (6) (8)	S + 5.75%	10.48%	7/6/2028	23,884	23,437	22,654	1.79
Abracon Group Holdings, LLC	(5) (8) (13)	S + 5.75%	10.48%	7/6/2028	—	(40)	(223)	(0.02)
Abracon Group Holdings, LLC	(5) (8) (13)	S + 5.75%	10.48%	7/6/2028	—	(32)	(89)	(0.01)

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Alliance Laundry Systems, LLC	(8)	L + 3.50%	7.41%	10/8/2027	4,949	$4,960	$4,846	0.38%
Dwyer Instruments, Inc.	(5) (6) (8)	L + 6.00%	10.73%	7/21/2027	21,724	21,325	20,740	1.64
Dwyer Instruments, Inc.	(5) (8) (13)	L + 6.00%	10.73%	7/21/2027	—	(47)	(247)	(0.02)
Dwyer Instruments, Inc.	(5) (8) (13)	L + 6.00%	10.73%	7/21/2027	427	378	303	0.02
						49,981	47,984	3.79
Entertainment
Creative Artists Agency,		L + 3.75%	8.13%	11/27/2026	2,977	2,977	2,950	0.23
Food & Staples Retailing
CNT Holdings I Corp.	(8)	S + 3.50%	7.24%	11/8/2027	4,950	4,966	4,782	0.38
Shearer's Foods, Inc.	(8)	L + 3.50%	7.88%	9/23/2027	2,475	2,474	2,354	0.19
						7,440	7,136	0.56
Health Care Equipment
Medline Borrower, LP	(9)	L + 3.25%	7.63%	10/23/2028	4,963	4,960	4,709	0.37
Health Care Providers
Advarra Holdings, Inc.	(5) (9)	S + 5.75%	10.15%	8/24/2029	13,177	12,955	12,476	0.99
Advarra Holdings, Inc.	(5) (9) (13)	S + 5.75%	10.15%	8/24/2029	—	(10)	(63)	—
CHG Healthcare Services,	(9)	L + 3.25%	7.63%	9/29/2028	4,950	4,966	4,834	0.38
DCA Investment Holdings,	(5) (6) (8)	S + 6.00%	10.39%	4/3/2028	7,039	6,976	6,933	0.55
DCA Investment Holdings,	(5) (8) (13)	S + 6.00%	10.39%	4/3/2028	1,431	1,394	1,383	0.11
Electron BidCo, Inc.	(9)	L + 3.00%	7.38%	11/1/2028	4,963	4,968	4,825	0.38
Gateway US Holdings, Inc.	(5) (6) (8) (10)	S + 6.50%	11.23%	9/22/2026	11,240	11,158	11,035	0.87
Gateway US Holdings, Inc.	(5) (8) (10) (13)	S + 6.50%	11.23%	9/22/2026	3,081	3,056	3,022	0.24
Gateway US Holdings, Inc.	(5) (8) (10) (13)	S + 6.50%	11.23%	9/22/2026	250	247	242	0.02
Heartland Veterinary Partners,	(5) (6) (7)	S + 4.75%	9.56%	12/10/2026	2,583	2,562	2,509	0.20
Heartland Veterinary Partners,	(5) (7) (13)	S + 4.75%	9.56%	12/10/2026	4,111	4,065	3,942	0.31
Heartland Veterinary Partners,	(5) (7) (13)	S + 4.75%	9.56%	12/10/2026	—	(4)	(15)	—
iCIMS, Inc.	(5) (8)	S + 7.25% (incl. 3.875% PIK)	11.52%	8/18/2028	8,618	8,470	8,470	0.67
Intelerad Medical Systems Incorporated	(5) (7) (10)	S + 6.50%	11.23%	8/21/2026	8,675	8,433	8,482	0.67
Medical Solutions Holdings,	(9)	L + 3.50%	7.88%	11/1/2028	5,463	5,459	5,107	0.40
Midwest Physician Administrative Services , LLC	(8)	L + 3.25%	7.98%	3/12/2028	3,960	3,952	3,630	0.29
National Mentor Holdings,	(8)	L + 3.75%	8.33%	3/2/2028	2,774	2,754	1,931	0.15
Parexel International Corporation	(9)	L + 3.25%	7.63%	11/15/2028	6,948	6,962	6,679	0.53
PetVet Care Centers, LLC	(8)	L + 3.50%	7.88%	2/14/2025	4,949	4,962	4,637	0.37
Phoenix Guarantor, Inc.		L + 3.50%	7.88%	3/5/2026	4,950	4,960	4,642	0.37
Southern Veterinary Partners,	(5) (7)	S + 5.50%	9.92%	10/5/2027	9,204	9,033	8,742	0.69
Stepping Stones Healthcare Services, LLC	(5) (8)	L + 5.75%	10.48%	1/2/2029	4,342	4,284	4,111	0.32

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Stepping Stones Healthcare Services, LLC	(5) (8) (13)	L + 5.75%	10.48%	1/2/2029	511	$501	$444	0.04%
Stepping Stones Healthcare Services, LLC	(5) (8) (13)	P + 4.75%	12.25%	12/30/2026	450	442	417	0.03
Tivity Health, Inc.	(5) (6) (8)	S + 6.00%	10.58%	6/28/2029	13,287	13,098	12,862	1.02
Vardiman Black Holdings, LLC	(5) (6) (9)	S + 7.00%	11.22%	3/18/2027	6,823	6,764	6,454	0.51
Vardiman Black Holdings, LLC	(5) (9) (13)	S + 7.00%	11.22%	3/18/2027	7,814	7,742	7,375	0.58
Vermont Aus Pty Ltd	(5) (6) (8) (10)	S + 5.65%	10.23%	3/23/2028	22,828	22,306	21,449	1.69
WP CityMD Bidco, LLC	(9)	L + 3.25%	7.63%	12/22/2028	5,017	5,017	5,005	0.40
						167,472	161,560	12.76
Health Care Technology
Athenahealth, Inc.	(9)	S + 3.50%	7.82%	2/15/2029	4,254	4,230	3,830	0.30
Athenahealth, Inc.	(9) (13)	S + 3.50%	7.82%	2/15/2029	—	(5)	(72)	(0.01)
Ensemble RCM, LLC		L + 3.75%	7.94%	8/3/2026	4,949	4,964	4,884	0.39
eResearchTechnology, Inc.	(7)	L + 4.50%	8.88%	2/4/2027	3,464	3,442	3,047	0.24
Gainwell Acquisition Corp.	(8)	L + 4.00%	8.73%	10/1/2027	6,929	6,955	6,488	0.51
MedAssets Software Intermediate Holdings, Inc.	(9)	L + 4.00%	8.38%	12/18/2028	6,948	6,951	5,853	0.46
Navicure, Inc.		L + 4.00%	8.38%	10/22/2026	6,929	6,947	6,796	0.54
Project Ruby Ultimate Parent Corp.	(8)	L + 3.25%	7.63%	3/10/2028	5,445	5,444	5,136	0.41
Symplr Software, Inc.		S + 4.50%	8.69%	12/22/2027	4,950	4,961	4,121	0.33
Verscend Holding Corp.		L + 4.00%	8.38%	8/27/2025	6,929	6,928	6,871	0.54
						50,817	46,954	3.71
Hotels, Restaurants & Leisure
I RB Holding Corp.	(7)	L + 2.75%	7.13%	2/5/2025	4,948	4,948	4,898	0.39
Household Products
AI Aqua Merger Sub, Inc.		S + 3.75%	7.97%	7/31/2028	4,792	4,803	4,506	0.36
AI Aqua Merger Sub, Inc.	(11)	S + 3.75%	7.97%	7/31/2028	321	322	302	0.02
						5,125	4,808	0.38
Industrial Conglomerates
Excelitas Technologies Corp.	(5) (8)	S + 5.75%	10.12%	8/13/2029	32,600	31,975	31,023	2.45
Excelitas Technologies Corp.	(5) (8)	E + 5.75%	7.55%	8/13/2029	€5,732	5,816	5,821	0.46
Excelitas Technologies Corp.	(5) (8) (13)	S + 5.75%	10.12%	8/13/2029	—	(58)	(300)	(0.02)
Excelitas Technologies Corp.	(5) (8) (13)	S + 5.75%	10.12%	8/14/2028	1,754	1,696	1,604	0.13
Filtration Group Corporation	(9)	L + 3.50%	7.88%	10/21/2028	4,950	4,956	4,851	0.38
						44,385	42,999	3.40
Insurance Services
Alliant Holdings Intermediate, LLC	(9)	L + 3.50%	7.85%	11/6/2027	3,949	3,950	3,854	0.30
Amerilife Holdings, LLC	(5) (6) (8)	S + 5.75%	10.15%	8/31/2029	15,114	14,822	14,822	1.17

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Foundation Risk Partners Corp.	(5) (6) (8)	S + 6.00%	10.68%	10/29/2028	6,138	$6,056	$6,031	0.48%
Foundation Risk Partners Corp.	(5) (6) (8)	S + 6.00%	10.68%	10/30/2028	2,348	2,316	2,308	0.18
Foundation Risk Partners Corp.	(5) (8) (13)	S + 6.00%	10.68%	10/30/2028	5,646	5,542	5,481	0.43
Foundation Risk Partners Corp.	(5) (8)	S + 6.00%	10.68%	10/29/2028	1,335	1,317	1,312	0.10
Foundation Risk Partners Corp.	(5) (8) (13)	S + 6.00%	10.68%	10/29/2027	269	261	258	0.02
Galway Borrower, LLC	(5) (6) (8)	L + 5.25%	9.98%	9/29/2028	31,660	31,008	30,295	2.39
Galway Borrower, LLC	(5) (8) (13)	L + 5.25%	9.98%	9/29/2028	—	(6)	(13)	—
Galway Borrower, LLC	(5) (8) (13)	L + 5.25%	9.98%	9/30/2027	—	(39)	(87)	(0.01)
Higginbotham Insurance Agency, Inc.	(5) (6) (8)	L + 5.25%	9.63%	11/25/2026	1,221	1,211	1,189	0.09
Higginbotham Insurance Agency, Inc.	(5) (8) (13)	L + 5.25%	9.63%	11/25/2026	1,226	1,209	1,148	0.09
High Street Buyer, Inc.	(5) (8) (13)	L + 5.75%	10.08%	2/2/2029	11,905	11,550	11,103	0.88
Hub International Limited	(8)	L + 3.25%	7.53%	4/25/2025	4,949	4,954	4,899	0.39
Integrity Marketing Acquisition, LLC	(5) (6) (8)	L + 6.05%	10.79%	8/27/2025	4,937	4,882	4,797	0.38
Integrity Marketing Acquisition, LLC	(5) (8) (13)	L + 6.05%	10.79%	8/27/2025	36,032	35,334	34,780	2.75
Integrity Marketing Acquisition, LLC	(5) (8)	L + 6.05%	10.79%	8/27/2025	3,723	3,679	3,617	0.29
Keystone Agency Investors	(5) (6) (7)	S + 6.25%	10.98%	5/3/2027	6,904	6,805	6,771	0.53
Keystone Agency Investors	(5) (6) (7)	S + 6.25%	10.98%	5/3/2027	7,329	7,222	7,188	0.57
Oakbridge Insurance Agency, LLC	(5) (6) (7)	S + 5.75%	10.17%	12/31/2026	12,407	12,214	12,205	0.96
Oakbridge Insurance Agency, LLC	(5) (7) (13)	S + 5.75%	10.17%	12/31/2026	690	643	605	0.05
Oakbridge Insurance Agency, LLC	(5) (7) (13)	S + 5.75%	10.17%	12/31/2026	220	212	210	0.02
Patriot Growth Insurance Services, LLC	(5) (6) (8)	L + 5.50%	8.86%	10/16/2028	4,920	4,837	4,693	0.37
Patriot Growth Insurance Services, LLC	(5) (8) (13)	L + 5.63%	8.86%	10/14/2028	3,410	3,159	2,206	0.17
Patriot Growth Insurance Services, LLC	(5) (8) (13)	L + 5.50%	8.86%	10/16/2028	—	(8)	(22)	—
Peter C. Foy & Associates Insurance Services, LLC	(5) (6) (8)	L + 6.00%	11.21%	11/1/2028	3,954	3,919	3,762	0.30
Peter C. Foy & Associates Insurance Services, LLC	(5) (6) (8)	S + 6.00%	11.21%	11/1/2028	2,729	2,691	2,597	0.21
Peter C. Foy & Associates Insurance Services, LLC	(5) (6) (8) (13)	S + 6.00%	11.12%	11/1/2028	15,884	15,704	15,072	1.19
Peter C. Foy & Associates Insurance Services, LLC	(5) (6) (8) (13)	L + 6.00%	11.12%	11/1/2028	1,098	1,089	1,045	0.08
Peter C. Foy & Associates Insurance Services, LLC	(5) (8) (13)	L + 6.00%	11.21%	11/1/2027	—	(1)	(9)	—
RSC Acquisition, Inc.	(5) (8)	S + 5.50%	10.11%	10/30/2026	2,858	2,836	2,769	0.22
RSC Acquisition, Inc.	(5) (8) (13)	S + 5.50%	10.11%	10/30/2026	15,630	15,227	14,166	1.12
USI, Inc.		L + 3.25%	7.98%	12/2/2026	4,207	4,202	4,170	0.33
World Insurance Associates, LLC	(5) (6) (7)	S + 5.75%	10.47%	4/1/2026	2,237	2,202	2,167	0.17
World Insurance Associates, LLC	(5) (7) (13)	S + 5.75%	10.47%	4/1/2026	27,536	26,864	26,120	2.06
						237,863	231,509	18.28
Interactive Media & Services
Arches Buyer, Inc.	(9)	L + 3.25%	7.63%	12/6/2027	2,475	2,467	2,284	0.18

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
MSM Acquisitions, Inc.	(5) (7) (13)	L + 6.00%	10.75%	12/9/2026	—	$—	$(299)	(0.02)%
Triple Lift, Inc.	(5) (6) (8)	S + 5.50%	9.61%	5/6/2028	4,714	4,629	4,472	0.35
						7,096	6,457	0.51
Internet & Direct Marketing
PUG, LLC		L + 3.50%	7.88%	2/12/2027	4,949	4,944	4,075	0.32
IT Services
Donuts, Inc.	(5) (6) (8)	S + 6.00%	10.43%	12/29/2027	11,787	11,787	11,489	0.91
Donuts, Inc.	(5) (8) (13)	S + 6.00%	10.43%	12/29/2027	—	—	(140)	(0.01)
Endure Digital, Inc.	(8)	L + 3.50%	7.72%	2/10/2028	2,475	2,461	2,218	0.18
Govbrands Intermediate, Inc.	(5) (6) (8)	L + 5.50%	10.23%	8/4/2027	6,823	6,680	6,511	0.51
Govbrands Intermediate, Inc.	(5) (8) (13)	L + 5.50%	10.23%	8/4/2027	1,539	1,500	1,436	0.11
Govbrands Intermediate, Inc.	(5) (8) (13)	L + 5.50%	10.23%	8/4/2027	736	720	699	0.06
Imperva, Inc.	(7)	L + 4.00%	8.59%	1/12/2026	4,949	4,969	4,038	0.32
Long Term Care Group, Inc.	(5) (6) (8)	L + 6.00%	10.34%	9/8/2027	11,414	11,211	10,966	0.87
MH Sub I, LLC	(7)	L + 3.75%	8.13%	9/13/2024	4,949	4,962	4,803	0.38
Red Planet Borrower, LLC	(9)	L + 3.75%	8.13%	10/2/2028	4,950	4,964	3,024	0.24
Redwood Services Group, LLC	(5) (8)	S + 6.00%	10.68%	6/15/2029	39,041	38,303	37,339	2.95
Redwood Services Group, LLC	(5) (8) (13)	S + 6.00%	10.68%	6/15/2029	6,710	6,597	6,304	0.50
						94,154	88,687	7.00
Leisure Products
GSM Acquisition Corp. (GSM Outdoors)	(5) (6) (7)	S + 5.00%	9.84%	11/16/2026	7,152	7,092	7,049	0.56
SRAM, LLC	(9)	L + 2.75%	7.13%	5/18/2028	2,002	2,005	1,945	0.15
						9,097	8,994	0.71
Life Sciences Tools & Services
Curia Global, Inc.	(8)	L + 3.75%	8.17%	8/30/2026	6,930	6,943	5,675	0.45
Machinery
Answer Acquisition, LLC	(5) (6) (7)	L + 5.50%	10.23%	12/30/2026	17,163	16,878	16,437	1.30
Answer Acquisition, LLC	(5) (7) (13)	L + 5.50%	10.23%	12/30/2026	—	(21)	(56)	—
Engineered Machinery Holdings, Inc	(8)	L + 3.75%	8.48%	5/19/2028	2,475	2,486	2,391	0.19
Granite Holdings US Acquisition Co.		L + 4.00%	8.75%	9/30/2026	2,475	2,475	2,472	0.20
Madison IAQ, LLC	(9)	L + 3.25%	7.99%	6/21/2028	4,950	4,944	4,594	0.36
MHE Intermediate Holdings, LLC	(5) (7)	S + 6.05%	9.95%	7/21/2027	6,255	6,176	6,069	0.48
MHE Intermediate Holdings, LLC	(5) (7)	S + 6.50%	9.95%	12/9/2025	1,632	1,600	1,600	0.13
MHE Intermediate Holdings, LLC	(5) (7)	S + 6.25%	9.95%	7/21/2027	4,971	4,881	4,824	0.38
Vertical US Newco, Inc.	(9)	L + 3.50%	6.87%	7/30/2027	4,950	4,972	4,755	0.38
						44,391	43,086	3.40
Media

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Ascend Learning, LLC	(9)	L + 3.50%	7.88%	12/11/2028	4,956	$4,947	$4,678	0.37%
Recorded Books, Inc.		S + 4.00%	8.32%	8/29/2025	5,000	4,988	4,880	0.39
						9,935	9,558	0.75
Metals & Mining
Clydesdale Acquisition Holdings, Inc	(9)	S + 4.18%	8.60%	4/13/2029	4,975	4,931	4,728	0.37
Oil, Gas & Consumable Fuels
Energy Labs Holdings Corp.	(5) (7)	S + 5.25%	9.57%	4/7/2028	7,371	7,272	7,146	0.56
Energy Labs Holdings Corp.	(5) (7) (13)	S + 5.25%	9.57%	4/7/2028	—	(6)	(27)	—
Energy Labs Holdings Corp.	(5) (7) (13)	S + 5.25%	9.57%	4/7/2028	341	325	304	0.02
						7,591	7,423	0.59
Personal Products
Conair Holdings, LLC	(9)	L + 3.75%	8.48%	5/17/2028	3,960	3,964	3,312	0.26
Pharmaceuticals
Caerus US 1, Inc.	(5) (8) (10)	S + 5.75%	9.83%	5/25/2029	39,696	38,917	38,917	3.07
Caerus US 1, Inc.	(5) (8) (10) (13)	S + 5.75%	9.83%	5/25/2029	—	(56)	(56)	—
Caerus US 1, Inc.	(5) (8) (10) (13)	S + 5.75%	9.83%	5/25/2029	1,045	963	964	0.08
Cambrex Corporation		S + 3.50%	7.92%	12/4/2026	2,434	2,439	2,360	0.19
Packaging Coordinators Midco, Inc.	(8)	L + 3.50%	8.23%	11/30/2027	6,929	6,948	6,557	0.52
						49,211	48,742	3.85
Professional Services
Bridgepointe Technologies, LLC	(5) (7)	S + 6.50%	11.23%	12/31/2027	5,604	5,381	5,381	0.42
Bridgepointe Technologies, LLC	(5) (7) (13)	S + 6.50%	11.23%	12/31/2027	—	(149)	(149)	(0.01)
Bullhorn, Inc.	(5) (7)	L + 5.75%	10.48%	9/30/2026	3,168	3,140	3,076	0.24
Bullhorn, Inc.	(5) (7)	L + 5.75%	10.48%	9/30/2026	363	359	352	0.03
Bullhorn, Inc.	(5) (7) (13)	L + 5.75%	10.48%	9/30/2026	66	65	62	—
GHX Ultimate Parent Corporation	(7)	L + 3.25%	7.98%	6/28/2024	3,958	3,958	3,863	0.31
KWOR Acquisition, Inc.	(5) (6) (8)	L + 5.25%	9.63%	12/22/2028	23,120	22,726	21,920	1.73
KWOR Acquisition, Inc.	(5) (8) (13)	L + 5.25%	9.63%	12/22/2028	—	(157)	(888)	(0.07)
KWOR Acquisition, Inc.	(5) (8) (13)	P + 4.25%	11.75%	12/22/2027	—	(12)	(51)	—
Project Boost Purchaser, LLC	(5) (6) (8)	S + 5.25%	9.65%	5/2/2029	11,603	11,495	11,491	0.91
Project Boost Purchaser, LLC	(5) (8) (13)	S + 5.25%	9.65%	5/2/2029	181	169	158	0.01
Project Boost Purchaser, LLC	(5) (8) (13)	S + 5.25%	9.65%	5/2/2028	—	(9)	(9)	—
Tempo Acquisition, LLC		S + 3.00%	7.32%	8/31/2028	4,950	4,973	4,930	0.39
						51,939	50,136	3.96
Real Estate Management & Development
Associations, Inc.	(5) (6) (7)	S + 6.50% (incl. 2.50% PIK)	10.36%	7/2/2027	13,149	13,039	12,552	0.99

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Associations, Inc.	(5) (7)	S + 6.50% (incl. 2.50% PIK)	10.36%	7/2/2027	5,195	$5,149	$4,960	0.39%
Associations, Inc.	(5) (7) (13)	S + 6.50% (incl. 2.50% PIK)	10.36%	7/2/2027	1,949	1,717	776	0.06
MRI Software, LLC	(5) (7)	L + 5.50%	10.23%	2/10/2026	1,913	1,905	1,874	0.15
MRI Software, LLC	(5) (7) (13)	L + 5.50%	10.23%	2/10/2026	922	914	839	0.07
Zarya Intermediate, LLC	(5) (6) (7) (10)	S + 6.50%	10.90%	7/1/2027	27,237	27,237	27,188	2.15
Zarya Intermediate, LLC	(5) (7) (10) (13)	S + 6.50%	10.90%	7/1/2027	—	—	(5)	—
						49,961	48,184	3.81
Road & Rail
PODS, LLC	(8)	L + 3.00%	7.38%	3/31/2028	4,950	4,955	4,674	0.37
Software
Anaplan, Inc.	(5) (8)	S + 6.50%	10.82%	6/21/2029	50,000	49,054	49,120	3.88
Appfire Technologies, LLC	(5) (7) (13)	S + 5.50%	9.92%	3/9/2027	730	686	476	0.04
Appfire Technologies, LLC	(5) (7) (13)	S + 5.50%	9.92%	3/9/2027	34	26	11	—
Aptean, Inc.	(8)	L + 4.25%	8.99%	4/23/2026	6,006	6,002	5,726	0.45
Astra Acquisition Corp.	(9)	L + 5.25%	9.63%	10/25/2028	1,484	1,471	1,309	0.10
Bottomline Technologies, Inc.	(5) (6) (8)	S + 5.50%	9.83%	5/14/2029	20,748	20,362	19,958	1.58
Bottomline Technologies, Inc.	(5) (8) (13)	S + 5.50%	9.83%	5/15/2028	—	(31)	(66)	(0.01)
Cloudera, Inc.	(9)	L + 3.75%	8.13%	10/8/2028	2,481	2,478	2,328	0.18
Delta TopCo, Inc.	(8)	L + 3.75%	8.15%	12/1/2027	5,284	5,289	4,868	0.38
ECI Macola Max Holding, LLC	(8)	L + 3.75%	8.48%	11/9/2027	4,949	4,958	4,735	0.37
Epicor Software Corporation	(8)	L + 3.25%	7.63%	7/30/2027	2,475	2,477	2,371	0.19
GoTo Group, Inc.		L + 4.75%	9.14%	8/31/2027	4,949	4,897	3,164	0.25
Greeneden U.S. Holdings II, LLC	(8)	L + 4.00%	8.38%	12/1/2027	3,970	3,968	3,804	0.30
GS AcquisitionCo, Inc.	(5) (7)	L + 5.75%	9.92%	5/22/2026	7,467	7,384	7,290	0.58
GS AcquisitionCo, Inc.	(5) (7)	L + 5.75%	9.92%	5/22/2026	81	79	79	0.01
GS AcquisitionCo, Inc.	(5) (7) (13)	L + 5.75%	9.92%	5/22/2026	—	(2)	(4)	—
Hyland Software, Inc.	(8)	L + 3.50%	7.88%	7/1/2024	5,340	5,348	5,261	0.42
Imprivata, Inc.	(9)	L + 3.75%	8.13%	12/1/2027	6,552	6,550	6,290	0.50
Ivanti Software, Inc.	(8)	L + 4.25%	9.01%	12/1/2027	2,481	2,484	1,956	0.15
Kaseya, Inc.	(5) (8)	S + 5.75%	10.33%	6/25/2029	50,483	49,768	48,282	3.81
Kaseya, Inc.	(5) (8) (13)	S + 5.75%	10.33%	6/25/2029	—	(21)	(134)	(0.01)
Kaseya, Inc.	(5) (8) (13)	S + 5.75%	10.33%	6/25/2029	—	(42)	(134)	(0.01)
LegitScript	(5) (6) (8)	S + 5.25%	9.57%	6/24/2029	35,136	34,475	34,480	2.72
LegitScript	(5) (8) (13)	S + 5.25%	9.57%	6/24/2029	—	(85)	(178)	(0.01)
LegitScript	(5) (8) (13)	S + 5.25%	9.57%	6/24/2028	313	217	215	0.02
Magenta Buyer, LLC	(8)	L + 4.75%	9.17%	7/27/2028	4,962	4,946	4,224	0.33

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Maverick Bidco, Inc.	(8)	L + 3.75%	8.17%	5/18/2028	3,970	$3,952	$3,752	0.30%
Mediaocean, LLC	(9)	L + 3.50%	7.88%	12/15/2028	1,985	1,992	1,812	0.14
Matrix Parent, Inc.	(5) (6)	S + 5.00%	9.55%	3/1/2029	12,935	12,818	12,491	0.99
Montana Buyer, Inc.	(5) (6) (8)	S + 5.75%	8.70%	7/22/2029	27,002	26,484	26,089	2.06
Montana Buyer, Inc.	(5) (8) (13)	S + 5.75%	8.70%	7/22/2028	—	(56)	(103)	(0.01)
Netwrix Corporation And Concept Searching, Inc.	(5) (6) (8)	S + 5.00%	9.70%	6/11/2029	16,272	16,120	15,399	1.22
Netwrix Corporation And Concept Searching, Inc.	(5) (8) (13)	S + 5.00%	9.70%	6/11/2029	2,870	2,827	2,403	0.19
Netwrix Corporation And Concept Searching, Inc.	(5) (8) (13)	S + 5.00%	9.70%	6/11/2029	—	(14)	(82)	(0.01)
Oak Purchaser, Inc.	(5) (8)	S + 5.50%	9.48%	4/28/2028	8,375	8,299	8,256	0.65
Oak Purchaser, Inc.	(5) (8) (13)	S + 5.50%	9.48%	4/28/2028	1,876	1,826	1,797	0.14
Oak Purchaser, Inc.	(5) (8) (13)	S + 5.50%	9.48%	4/28/2028	—	(10)	(16)	—
Panther Commercial Holdings LP	(9)	L + 4.25%	8.67%	1/7/2028	2,475	2,480	2,217	0.18
Polaris Newco, LLC	(9)	L + 4.00%	8.73%	6/2/2028	4,950	4,967	4,506	0.36
Project Leopard Holdings, Inc.	(6) (9) (10)	S + 5.25%	9.80%	7/20/2029	22,280	20,798	20,208	1.60
Proofpoint, Inc.	(9)	L + 3.25%	7.99%	8/31/2028	2,639	2,631	2,532	0.20
Quest Software US Holdings, Inc.		S + 4.25%	8.49%	2/1/2029	3,990	3,965	3,061	0.24
Revalize, Inc.	(5) (7)	S + 5.75%	10.48%	4/15/2027	5,863	5,819	5,590	0.44
Revalize, Inc.	(5) (7) (13)	S + 5.75%	10.48%	4/15/2027	—	(6)	(33)	—
Riskonnect Parent, LLC	(5) (8)	S + 5.50%	10.08%	12/7/2028	4,545	4,459	4,370	0.35
Riskonnect Parent, LLC	(5) (8) (13)	S + 5.50%	10.08%	12/7/2028	816	756	565	0.04
Securonix, Inc.	(5) (6) (8)	S + 6.50%	10.10%	4/5/2028	21,010	20,678	20,249	1.60
Securonix, Inc.	(5) (8) (13)	S + 6.50%	10.10%	4/5/2028	—	(58)	(137)	(0.01)
Skopima Merger Sub, Inc.	(9)	L + 4.00%	8.38%	5/12/2028	2,475	2,480	2,336	0.18
Sophia, LP	(9)	L + 3.50%	8.23%	10/7/2027	5,445	5,442	5,244	0.41
Sovos Compliance, LLC	(9)	L + 4.50%	8.88%	8/11/2028	1,981	1,995	1,822	0.14
Trunk Acquisition, Inc.	(5) (6) (7)	L + 5.50%	10.23%	2/19/2027	6,789	6,731	6,478	0.51
Trunk Acquisition, Inc.	(5) (7) (13)	L + 5.50%	10.23%	2/19/2026	—	(5)	(29)	—
Ultimate Software Group, Inc. (The)		L + 3.75%	8.13%	5/4/2026	4,949	4,959	4,763	0.38
Veritas US, Inc.	(7)	L + 5.00%	9.73%	9/1/2025	4,949	4,959	3,470	0.27
Vision Solutions, Inc.	(8)	L + 4.00%	8.36%	4/24/2028	4,950	4,949	4,089	0.32
						384,975	368,530	29.10
Specialty Retail
Wheel Pros, LLC	(8)	L + 4.50%	8.83%	5/11/2028	2,475	2,478	1,661	0.13
Wireless Telecommunication
CCI Buyer, Inc.	(8)	S + 4.00%	8.58%	12/17/2027	2,970	2,924	2,830	0.22
Total First Lien Debt						$1,994,650	$1,919,673	151.61%

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Second Lien Debt
Air Freight & Logistics
Omni Intermediate Holdings, LLC	(5) (7)	S + 9.00%	13.69%	6/24/2022	12/30/2027	16,500	$16,039	$15,837	1.25%
Health Care Providers & Services
Heartland Veterinary Partners, LLC	(5) (7)	S + 8.00%	12.81%	2/1/2022	12/10/2027	360	354	329	0.03
Heartland Veterinary Partners, LLC	(5) (7) (13)	S + 8.00%	12.81%	2/1/2022	12/10/2027	132	129	120	0.01
							483	449	0.04
Software
Matrix Parent, Inc.	(5)	S + 8.00%	12.55%		3/1/2030	10,667	10,493	9,757	0.77
Total Second Lien Debt							$27,015	$26,043	2.06%
Other Securities
Other Debt
Fetch Insurance Services, LLC	(5)		12.75% (incl. 3.75% PIK)		10/31/2027	2,466	$2,395	$2,395	0.19%
Total Other Debt							$2,395	$2,395	0.19%
Preferred Equity
FORTIS Solutions Group, LLC	(5) (12)		12.25%	6/24/2022		3,000,000	$3,122	$3,071	0.24%
Knockout Intermediate Holdings Inc.	(5) (12)		11.75%	6/25/2022		9,990	10,366	9,981	0.79
Revalize, Inc.	(5) (7) (12)		S + 10.00%	4/14/2022		1,164	1,213	1,177	0.09
RSK Holdings, Inc. (Riskonnect)	(5) (12)		S + 10.50%	7/7/2022		10,358,600	10,428	10,773	0.85
Total Preferred Equity							$25,129	$25,002	1.97%
Common Equity
Amerilife Holdings, LLC	(5) (12)			9/1/2022		9,493	$262	$262	0.02%
Frisbee Holding, LP (Fetch)	(5) (12)			4/6/2022		28,531	363	363	0.03
LUV Car Wash	(5) (12)			4/6/2022		1,182	1,182	1,182	0.09
Surewerx Topco, LP	(5) (10) (12)			12/28/2022		189	189	189	0.01
Total Common Equity							$1,996	$1,996	0.16%
Total Other Securities							$29,520	$29,393	2.32%
Total Portfolio Investments							$2,051,185	$1,975,109	155.99%

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2022, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2022, the Company is not an “affiliated person” of any of its portfolio companies.

(2)	Unless otherwise indicated, the Company's investments are pledged as collateral supporting the amounts outstanding under the Truist Credit Facility (as defined below). See Note 6 "Debt".
(3)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either EURIBOR ("E"), LIBOR ("L") or SOFR ("S") or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2022. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2022. As of December 31, 2022, the reference rates for our variable rate loans were the 3-month E at 2.13%, 1-month L at 4.39%, 3-month L at 4.77%, the 6-month L at 5.14%, 1-month S at 4.36%, 3-month S at 4.59%, 6-month S at 4.78% and the P at 7.50%.

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
(10)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2022 non-qualifying assets represented 8.5% of total assets as calculated in accordance with regulatory requirements.

(11)	Position or portion thereof unsettled as of December 31, 2022.
(12)
Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities”. As of December 31, 2022, the aggregate fair value of these securities is $26,998 or 2.1% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(13)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of December 31, 2022.

Investments — non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
48Forty Solutions, LLC	0.50%	Revolver	11/30/2026	$5,610	$(287)
ABB Concise Optical Group, LLC	0.50%	Revolver	02/23/2028	94	(4)
Abracon Group Holdings, LLC	1.00%	Delayed Draw Term Loan	07/06/2024	4,327	(223)
Abracon Group Holdings, LLC	0.50%	Revolver	07/06/2028	1,731	(89)
Advarra Holdings, Inc.	1.00%	Delayed Draw Term Loan	08/26/2024	1,191	(63)
Answer Acquisition, LLC	0.50%	Revolver	12/30/2026	1,334	(56)
Appfire Technologies, LLC	0.50%	Delayed Draw Term Loan	06/13/2024	5,974	(226)
Appfire Technologies, LLC	0.50%	Revolver	03/09/2027	562	(21)
Applitools, Inc.	0.50%	Revolver	05/25/2028	1,400	(24)
Associations, Inc.	1.00%	Delayed Draw Term Loan	06/10/2024	23,891	(1,085)
Athenahealth, Inc.	3.50%	Delayed Draw Term Loan	02/15/2029	724	(72)
Atlas Us Finco, Inc.	0.50%	Revolver	12/09/2029	1,283	(38)
Avalara, Inc.	0.50%	Revolver	10/19/2028	1,404	(34)

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments — non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Bottomline Technologies, Inc.	0.50%	Revolver	05/15/2028	$1,733	$(66)
Bridgepointe Technologies, LLC	0.50%	Delayed Draw Term Loan	09/23/2024	3,736	(149)
Bullhorn, Inc.	0.50%	Revolver	09/30/2026	77	(2)
Caerus US 1, Inc.	0.00%	Delayed Draw Term Loan	10/31/2024	5,739	(56)
Caerus US 1, Inc.	0.50%	Revolver	05/25/2029	3,134	(61)
Cerity Partners, LLC	1.00%	Delayed Draw Term Loan	12/30/2023	4,688	(140)
DCA Investment Holdings, LLC	1.00%	Delayed Draw Term Loan	03/02/2023	1,737	(26)
Donuts, Inc.	0.25%	Delayed Draw Term Loan	08/14/2023	5,541	(140)
Dwyer Instruments, Inc.	1.00%	Delayed Draw Term Loan	07/01/2024	5,466	(248)
Dwyer Instruments, Inc.	0.50%	Revolver	07/21/2027	2,306	(104)
Energy Labs Holdings Corp.	1.00%	Delayed Draw Term Loan	04/13/2023	896	(27)
Energy Labs Holdings Corp.	0.50%	Revolver	04/07/2028	854	(26)
Excelitas Technologies Corp.	0.50%	Delayed Draw Term Loan	08/11/2024	6,190	(300)
Excelitas Technologies Corp.	0.50%	Revolver	08/14/2028	1,341	(65)
FLS Holding, Inc.	0.50%	Revolver	12/17/2027	833	(14)
Fortis Solutions Group, LLC	0.50%	Delayed Draw Term Loan	06/24/2024	13,018	(425)
Fortis Solutions Group, LLC	0.50%	Revolver	10/15/2027	557	(18)
Foundation Risk Partners Corp.	0.75%	Delayed Draw Term Loan	04/14/2024	3,814	(66)
Foundation Risk Partners Corp.	0.38%	Revolver	10/29/2027	384	(7)
GS AcquisitionCo, Inc.	0.50%	Revolver	05/22/2026	170	(4)
Galway Borrower, LLC	1.00%	Delayed Draw Term Loan	09/30/2023	292	(13)
Galway Borrower, LLC	0.50%	Revolver	09/30/2027	2,014	(87)
Gateway US Holdings, Inc.	1.00%	Delayed Draw Term Loan	04/15/2024	96	(2)
Gateway US Holdings, Inc.	0.50%	Revolver	09/22/2024	204	(4)
Govbrands Intermediate, Inc.	1.00%	Delayed Draw Term Loan	08/04/2023	718	(33)
Govbrands Intermediate, Inc.	0.50%	Revolver	08/04/2027	82	(4)
GraphPad Software, LLC	1.00%	Delayed Draw Term Loan	12/02/2023	4,412	(146)
Heartland Home Services	0.75%	Delayed Draw Term Loan	08/10/2023	6,729	(203)
Heartland Veterinary Partners, LLC	1.00%	Delayed Draw Term Loan	01/17/2023	1,737	(50)
Heartland Veterinary Partners, LLC	0.50%	Revolver	12/10/2026	519	(15)
Higginbotham Insurance Agency, Inc.	1.00%	Delayed Draw Term Loan	12/22/2023	1,658	(44)
High Street Buyer, Inc.	1.00%	Delayed Draw Term Loan	08/11/2023	15,732	(456)
Integrity Marketing Acquisition, LLC	1.00%	Delayed Draw Term Loan	06/21/2024	8,055	(229)
KPSKY Acquisition, Inc.	1.00%	Delayed Draw Term Loan	06/17/2024	11,025	(497)
KWOR Acquisition, Inc.	1.00%	Delayed Draw Term Loan	06/22/2024	17,106	(888)
KWOR Acquisition, Inc.	0.50%	Revolver	12/22/2027	976	(51)
Kaseya, Inc.	0.50%	Delayed Draw Term Loan	06/22/2024	3,064	(134)
Kaseya, Inc.	0.50%	Revolver	05/02/2029	3,064	(134)

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments — non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
LUV Car Wash Group, LLC	1.00%	Delayed Draw Term Loan	03/14/2024	$2,639	$(55)
LegitScript	1.00%	Delayed Draw Term Loan	06/24/2024	9,568	(178)
LegitScript	0.50%	Revolver	06/24/2028	4,896	(91)
Lightspeed Solution, LLC	0.50%	Delayed Draw Term Loan	03/01/2024	4,878	(179)
MRI Software, LLC	0.50%	Delayed Draw Term Loan	03/24/2023	3,153	(64)
Magnolia Wash Holdings	0.50%	Revolver	07/08/2028	183	(8)
Mammoth Holdings, LLC	0.50%	Delayed Draw Term Loan	10/29/2023	1,431	—
Mantech International CP	0.50%	Delayed Draw Term Loan	09/14/2024	5,200	(134)
Mantech International CP	0.50%	Revolver	09/14/2028	3,200	(83)
Montana Buyer, Inc.	0.50%	Revolver	07/22/2028	3,049	(103)
Netwrix Corporation And Concept Searching, Inc.	0.50%	Delayed Draw Term Loan	06/09/2024	5,836	(313)
Netwrix Corporation And Concept Searching, Inc.	0.50%	Revolver	06/01/2029	1,521	(82)
Oak Purchaser, Inc.	0.50%	Delayed Draw Term Loan	04/28/2024	3,707	(53)
Oak Purchaser, Inc.	0.50%	Revolver	04/30/2029	1,117	(16)
Oakbridge Insurance Agency, LLC	1.00%	Delayed Draw Term Loan	03/31/2024	4,594	(75)
Oakbridge Insurance Agency, LLC	0.50%	Revolver	12/31/2026	415	(7)
Omni Intermediate Holdings, LLC	1.00%	Delayed Draw Term Loan	02/01/2023	1,094	(47)
Omni Intermediate Holdings, LLC	0.50%	Revolver	06/24/2024	710	(30)
Patriot Growth Insurance Services, LLC	0.75%	Delayed Draw Term Loan	07/08/2024	22,667	(1,047)
Patriot Growth Insurance Services, LLC	0.50%	Revolver	10/16/2028	468	(22)
Peter C. Foy & Associates Insurance Services, LLC	1.00%	Delayed Draw Term Loan	12/14/2023	875	(42)
Peter C. Foy & Associates Insurance Services, LLC	0.50%	Revolver	11/01/2027	185	(9)
Portfolio Group	1.00%	Delayed Draw Term Loan	11/19/2023	1,500	(54)
Project Boost Purchaser, LLC	1.00%	Delayed Draw Term Loan	05/02/2024	2,225	(21)
Project Boost Purchaser, LLC	0.50%	Revolver	05/02/2027	963	(9)
QW Holding Corporation	1.00%	Delayed Draw Term Loan	05/02/2024	802	(30)
QW Holding Corporation	0.50%	Revolver	08/31/2024	4,583	(171)
Radwell Parent, LLC	0.38%	Revolver	04/01/2028	2,442	(71)
Randy's Holdings, Inc.	1.00%	Delayed Draw Term Loan	11/01/2024	3,769	(52)
Randy's Holdings, Inc.	0.50%	Revolver	10/31/2027	1,270	(37)
Redwood Services Group, LLC	1.00%	Delayed Draw Term Loan	12/22/2023	2,600	(113)
Revalize, Inc.	0.50%	Revolver	04/15/2027	709	(33)
Riskonnect Parent, LLC	0.50%	Delayed Draw Term Loan	07/07/2024	5,713	(220)
RoadOne IntermodaLogistics	1.00%	Delayed Draw Term Loan	06/30/2024	168	(3)
RoadOne IntermodaLogistics	0.50%	Revolver	12/30/2028	100	(3)
RSC Acquisition, Inc.	0.50%	Delayed Draw Term Loan	05/31/2024	31,101	(973)
Securonix, Inc.	0.50%	Revolver	04/05/2028	3,782	(137)
Sherlock Buyer Corp.	1.00%	Delayed Draw Term Loan	02/08/2023	2,053	(45)

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments — non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Sherlock Buyer Corp.	0.50%	Revolver	12/08/2027	$821	$(18)
Smarsh, Inc.	1.00%	Delayed Draw Term Loan	02/18/2024	536	(20)
Smarsh, Inc.	0.50%	Revolver	02/16/2029	268	(10)
Spectrio, LLC	0.75%	Delayed Draw Term Loan	01/30/2023	12,500	(299)
Spotless Brands, LLC	0.50%	Revolver	07/25/2028	783	(31)
Stepping Stones Healthcare Services, LLC	1.00%	Delayed Draw Term Loan	01/14/2024	737	(39)
Stepping Stones Healthcare Services, LLC	0.50%	Revolver	12/30/2026	175	(9)
Summit Buyer, LLC	1.00%	Delayed Draw Term Loan	07/15/2024	7,309	(323)
Surewerx Purchaser III, INC	0.50%	Revolver	12/28/2028	621	(19)
Surewerx Purchaser III, Inc.	1.00%	Delayed Draw Term Loan	06/27/2024	1,330	(26)
Sweep Purchaser, LLC	0.50%	Delayed Draw Term Loan	05/05/2024	819	(44)
Tamarack Intermediate, LLC	0.50%	Revolver	03/13/2028	2,224	(98)
Tank Holding Corp.	0.38%	Revolver	03/31/2028	1,556	(85)
Trunk Acquisition, Inc.	0.50%	Revolver	02/19/2026	643	(29)
V Global Holdings, LLC	0.50%	Revolver	12/22/2025	2,016	(100)
VRC Companies, LLC	0.75%	Delayed Draw Term Loan	01/06/2024	10,887	(381)
Vardiman Black Holdings, LLC	1.25%	Delayed Draw Term Loan	03/18/2024	285	(15)
World Insurance Associates, LLC	1.00%	Delayed Draw Term Loan	11/26/2023	17,710	(554)
Zarya Intermediate, LLC	0.50%	Revolver	07/01/2027	2,807	(5)
Total First Lien Debt Unfunded Commitments				$398,415	$(13,871)
Second Lien Debt
Heartland Veterinary Partners, LLC	0.50%	Delayed Draw Term Loan	01/17/2023	$8	$(1)
Total Second Lien Debt Unfunded Commitments				$8	$(1)
Total Unfunded Commitments				$398,423	$(13,872)

The accompanying notes are an integral part of these consolidated financial statements

North Haven Private Income Fund LLC
Notes to the Consolidated Financial Statements
December 31, 2022
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
The Company’s investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies backed by private equity sponsors, including first lien senior secured term loans (including unitranche loans), second lien senior secured term loans, with the balance of its investments expected to be in higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic asset purchases.
The Company is conducting a continuous private offering of its units in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. The Company has offered and intends to initially offer one class of units, Class S Units (the “Class S Units” or the “Units”) in its continuous private offering. The Company applied for exemptive relief from the Securities and Exchange Commission (the “SEC”) that, if granted, will permit the Company to issue multiple classes of its units with varying sales loads, contingent deferred sales charges, and/or asset-based service and/or distribution fees, the details for which will be finalized at a later date at the Company’s discretion
The Company has formed wholly-owned subsidiaries for the purpose of holding certain investments in portfolio companies made by the Company. As of December 31, 2022, the Company’s wholly-owned subsidiaries were formed as Delaware limited liability companies and included: PIF CA SPV LLC (“CA SPV”), NHPIF Equity Holdings SPV LLC (“NHPIF Equity Holdings”), PIF Financing SPV LLC (“PIF SPV LLC”) and Broadway Funding Holdings, LLC (“Broadway Holdings,” and collectively with CA SPV, NHPIF Equity Holdings and PIF SPV LLC, the “subsidiaries”). The Company consolidates its wholly-owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary’s formation.
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
Consolidation
As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company’s wholly-owned subsidiaries in its consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.

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
The Company’s Board of Directors (the “Board of Directors” or the “Board”), with the assistance of the Company’s audit committee (the “Audit Committee”), determines the fair value of the Company’s investments in accordance with ASC Topic 820, Fair Value Measurements (“ASC 820”) issued by FASB. The Board of Directors has delegated to the Investment Adviser as valuation designee (the “Valuation Designee”) the responsibility of determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors, pursuant to Rule 2a-5 under the 1940 Act. As such, the Valuation Designee is charged with determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors. ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value is a market-based measurement, not an entity-specific measurement. For some investments, observable market transactions or market information might be available. For other investments, observable market transactions and market information might not be available. However, the objective of a fair value measurement in both cases is the same—to estimate the price when an orderly transaction to sell the investment would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant. Refer to Note 5 for the Company's framework for determining fair value, fair value hierarchies, and the composition of the Company's portfolio.
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
PIK Income
The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in PIK income on the Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK income. This non-cash source of income is included when determining what must be paid out to unitholders in the form of distributions in order for the Company to qualify as a RIC, even though the Company has not yet collected cash.
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
Organization and Offering Costs
Costs associated with the organization of the Company are expensed as incurred. These costs consist primarily of legal fees and other costs of organizing the Company. Costs associated with the offering of units are capitalized as “deferred offering costs” on the Consolidated Statements of Financial Condition and amortized over a twelve-month period from incurrence of such offering of Units. These costs consist primarily of legal fees and other costs incurred in connection with the Company’s continuous private offerings of its Class S Units. As of December 31, 2022 and December 31, 2021, organization and offering costs payable are included in payable to affiliates and accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.
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

For the year ended December 31, 2022 and for the period from March 4, 2021 (inception) to December 31, 2021, the Company accrued $200 and $— of U.S. federal excise tax, respectively.
New Accounting Standards
In March 2020, the FASB issued Accounting Standards Update 2020-04 (“ASU 2020-04”) “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This accounting update provides optional accounting relief to entities with contracts, hedge accounting relationships or other transactions that reference LIBOR or other interest rate benchmarks for which the referenced rate is expected to be discontinued or replaced. This optional relief generally allows for contract modifications solely related to the replacement of the reference rate to be accounted for as a continuation of the existing contract instead of as an extinguishment of the contract, and would therefore not trigger certain accounting impacts that would otherwise be required. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. The Company adopted the accounting relief on January 1, 2022, and noted no material impact on the consolidated financial statements, as relevant contract relationship modifications are made during the course of the reference rate reform transition period.
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
For the year ended December 31, 2022, base management fees were $11,190 and the Investment Adviser irrevocably agreed to waive $5,540, respectively. For the period from March 4, 2021 (inception) to December 31, 2021, no base management fees were accrued to the Investment Adviser because the Company had not yet commenced investment operations. As of December 31, 2022, $3,833 was payable to the Investment Adviser relating to base management fees. As of December 31, 2021, there was no base management fees payable to the Investment Adviser.
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
For the year ended December 31, 2022, income based incentive fees were $8,062 and the Investment Adviser irrevocably agreed to waive $6,659, respectively. For the period from March 4, 2021 (inception) to December 31, 2021, no income based incentive fee net of waiver was accrued to the Investment Adviser because the Company had not yet commenced investment operations. For the year ended December 31, 2022, no capital gains incentive fee was accrued to the Investment Adviser. For the period from March 4, 2021 (inception) to December 31, 2021, no capital gains incentive fee was accrued to the Investment Adviser because the Company had not yet commenced investment operations. The Investment Advisory Agreement does not include unrealized capital appreciation for purposes of calculating the amount payable to the Investment Adviser. Amounts due related to unrealized capital appreciation, if any, will not be paid to the Investment Adviser until realized under the terms of the Investment Advisory Agreement and determined based on the calculation. Incentive fees on Cumulative Capital Gains crystallize at calendar year-end. As of December 31, 2022, $1,403 was payable to the Investment Adviser relating to income based incentive fees and there was no capital gains incentive fees payable. As of December 31, 2021, there was no income based incentive fee payable or capital gains incentive fee payable to the Investment Adviser.
Investment Sub-Advisory Agreement
The Investment Adviser and the Sub-Adviser have entered into the Investment Sub-Advisory Agreement. Pursuant to the Investment Sub-Advisory Agreement, the Sub-Adviser manages on a discretionary basis all or a portion of the Company’s investments in traded bank loans and other liquid debt securities of U.S. corporate issuers in accordance with parameters established by the Investment Adviser, in order to permit the Company to effectively manage liquidity to, among other things, manage payment obligations under the Company’s unit repurchase program. The Investment Sub-Advisory Agreement provides that the Sub-Adviser receives a fee, payable by the Investment Adviser, equal to an annual rate of 0.40% based on the average value of assets managed by the Sub-Adviser pursuant to the Investment Sub-Advisory Agreement at the end of the two most recently completed calendar months.
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
For the year ended December 31, 2022, the Company incurred $84 of expenses under the Administration Agreement, which were recorded in administrative service expenses on the Consolidated Statements of Operations. For the period from March 4, 2021 (inception) to December 31, 2021, the Company did not incur any expenses under the Administration Agreement, which were recorded in administrative service expenses on the Consolidated Statements of Operations. Amounts unpaid and included in the payable to affiliates on the Consolidated Statements of Financial Condition as of December 31, 2022 were $84.
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
For the year ended December 31, 2022, the Company incurred $7,614 expenses under the MSDI Agreement, which were recorded in servicing fees on the Consolidated Statements of Operations. For the period from March 4, 2021 (inception) to December 31, 2021, the Company did not incur any expenses under the MSDI Agreement, which were recorded in servicing fees on the Consolidated Statements of Operations. Amounts unpaid and included in the payable to affiliates on the Consolidated Statements of Financial Condition as of December 31, 2022 were $1,887.
Expense Support and Conditional Reimbursement Agreement
On November 30, 2021, the Company entered into an Expense Support and Conditional Reimbursement Agreement with the Investment Adviser, which was subsequently amended on March 15, 2022 (as amended, the “Expense Support Agreement”). The Investment Adviser may elect to pay certain of the Company’s expenses on its behalf (each, an “Expense Payment”), provided that no portion of the payment will be used to pay any of the Company’s interest expense and/or unitholder servicing fees. The Investment Adviser has agreed to make Expense Payments on the Company’s behalf through December 31, 2022. The Expense Support Agreement may require the Company to repay the Investment Adviser for previously waived reimbursement of expense payments under certain circumstances. The previously waived expenses are potentially subject to repayment by the Company, if at all, within a period not to exceed three years from the date of the relevant waiver.
For the year ended December 31, 2022, expense support were $2,220 under the Expense Support Agreement, which were recorded in expense support on the Consolidated Statements of Operations. For the period from March 4, 2021 (inception) to December 31, 2021, the Company did not incur any expense support under the Expense Support Agreement, which were recorded in expense support on the Consolidated Statements of Operations.
MS Credit Partners Holdings, Inc. Investment
MS Credit Partners Holdings, Inc., an indirect, wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, has entered into subscription agreements and has made capital contributions at the closings of the Company’s continuous private offering through December 31, 2022, representing an aggregate capital contribution of $25,000, in exchange for 1,256,051 Class S Units. Because MS Credit Partners Holdings, Inc. has made an aggregate capital contribution of $25,000 as of the date of this report, MS Credit Partners Holdings, Inc. has no further obligation, contractual or otherwise, to support the Company.
(4) Investments
The composition of the Company’s investment portfolio was as follows:

	December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,994,650	$1,919,673	97.2%
Second Lien Debt	27,015	26,043	1.3
Other Securities	29,520	29,393	1.5
Total	$2,051,185	$1,975,109	100.0%

The industry composition of investments at fair value was as follows:

December 31, 2022
Aerospace & Defense	1.3%
Air Freight & Logistics	3.9
Auto Components	1.5
Automobiles	0.7
Beverages	0.2
Biotechnology	0.4
Building Products	0.6
Chemicals	2.4
Commercial Services & Supplies	7.8
Construction & Engineering	0.5
Construction Materials	0.3
Consumer Finance	0.2
Containers & Packaging	1.2
Distributors	6.2
Diversified Consumer Services	5.5
Diversified Financial Services	1.4
Electrical Equipment	0.1
Electronic Equipment, Instruments & Components	2.4
Entertainment	0.2
Food & Staples Retailing	0.4
Health Care Equipment & Supplies	0.2
Health Care Providers & Services	8.2
Health Care Technology	2.4
Hotels, Restaurants & Leisure	0.3
Household Products	0.2
Industrial Conglomerates	2.2
Insurance Services	11.9
Interactive Media & Services	0.3
Internet & Direct Marketing Retail	0.2
IT Services	4.5
Leisure Products	0.5
Life Sciences Tools & Services	0.3
Machinery	2.2
Media	0.5
Metals & Mining	0.2
Oil, Gas & Consumable Fuels	0.4
Personal Products	0.2
Pharmaceuticals	2.5
Professional Services	2.5
Real Estate Management & Development	2.4
Road & Rail	0.2
Software	20.3
Specialty Retail	0.1
Wireless Telecommunication Services	0.1
Total	100.0%

The geographic composition of investments at cost and fair value was as follows:

	December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value
Australia	$35,707	$34,850	1.8%
Canada	29,405	29,291	1.5
United Kingdom	44,765	44,187	2.2
United States	1,941,308	1,866,781	94.5
Total	$2,051,185	$1,975,109	100.0%
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
4)the Audit Committee reviews the assessments of the Valuation Designee and the independent third-party valuation firms and provide the Board of Directors with recommendations with respect to the fair value of each investment in the Company’s portfolio; and
5)the Board of Directors discusses the valuation recommendations of the Audit Committee and determine the fair value of each investment in the Company’s portfolio in good faith based on the input of the Valuation Designee and, where applicable, the third-party valuation firms.
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
The Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.
The following table presents the fair value hierarchy of the investments as of:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$460,379	$1,459,294	$1,919,673
Second Lien Debt	—	—	26,043	26,043
Other Securities	—	—	29,393	29,393
Total	$—	$460,379	$1,514,730	$1,975,109
The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the year ended December 31, 2022:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$—	$—	$—	$—
Purchases of investments	1,523,092	26,967	28,328	1,578,387
Proceeds from principal repayments and sales of investments	(30,291)	—	—	(30,291)
Accretion of discount/amortization of premium	2,992	48	2	3,042
Payment-in-kind	564	—	1,189	1,753
Net change in unrealized appreciation (depreciation)	(37,050)	(972)	(126)	(38,148)
Net realized gains (losses)	(13)	—	—	(13)
Transfers into/out of Level 3	—	—	—	—
Fair value, end of period	$1,459,294	$26,043	$29,393	$1,514,730

Net change in unrealized appreciation (depreciation) from investments still held as of December 31, 2022	$(37,050)	$(972)	$(126)	$(38,148)

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	December 31, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
				Low	High
Investments in first lien debt	$1,447,590	Yield Analysis	Discount Rate	9.20%	14.45%	11.09%
	11,704	Transaction Price	Recent Transaction	100.00%	100.00%	100.00%
Investments in second lien debt	26,043	Yield Analysis	Discount Rate	14.38%	15.25%	14.92%
Investments in other securities:
Other debt	2,395	Yield Analysis	Discount Rate	16.60%	16.60%	16.60%
Preferred equity	25,002	Income Approach	Discount Rate	13.76%	15.69%	15.35%
Common equity	1,996	Market Approach	EBITDA Multiple	11.70x	18.70x	12.87x
Total Investments	$1,514,730
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
The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value.
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
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Borrowings under the ING Facility bear interest at a per annum rate equal to, (x) for loans for which the Company elects the base rate option, the “alternate base rate” (which is the highest of (a) the prime rate as publicly announced by The Wall Street Journal, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions, as published by the Federal Reserve Bank of New York plus (ii) 0.5%, and (c) one month SOFR plus 1% per annum) plus (A) 0.75% or (B) 0.875%, based on certain borrowing base conditions, and (y) for loans for which the Company elects the SOFR option, the applicable SOFR rate for the related interest period for such borrowing plus (A) 1.75% per annum or (B) 1.875% per annum, depending on certain borrowing base conditions. The Company will pay an unused fee of 0.375% per annum on the daily unused amount of the revolver commitments. As of December 31, 2022, the Company was in compliance with all covenants and other requirements of the ING Facility.
The summary information of the ING Facility is as follows:

	For the Year Ended December 31, 2022	For the period from March 4, 2021 (inception) to December 31, 2021
Borrowing interest expense	$14,609	N/A
Facility unused commitment fees	1,634	N/A
Amortization of deferred financing costs	1,067	N/A
Total	$17,310	N/A
Weighted average interest rate (excluding unused fees and financing costs)	4.76%	N/A
Weighted average outstanding balance(1)	$330,694	N/A

(1) Calculated for the period from February 1, 2022 (ING Facility closing date) through December 31, 2022.
For the year ended December 31, 2022, the Company borrowed $1,359,818 and repaid $738,500 under the ING Facility. As of December 31, 2022, the Company had $303,504 of available capacity under the ING Facility (subject to borrowing base restrictions).
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
The obligations of PIF SPV LLC under the Wells Funding Facility are secured by all of the assets held by PIF SPV LLC, including the Loans contributed or transferred by the Company to PIF SPV LLC. The Wells Funding Facility is a revolving funding facility with a reinvestment period ending June 29, 2025 and a final maturity date of June 29, 2027. Subject to certain conditions, the reinvestment period and final maturity are both subject to a one-year extension. Advances under the Wells Funding Facility are available in US dollars, pound sterling, Euros or Canadian dollars, and subject to certain exceptions, the interest charged on the Wells Funding Facility is based on Term SOFR (Daily) (Dollar), SONIA (GBP), EURIBOR (Euros) or CDOR (Canadian dollars), as applicable (or, if any such reference rate is not available, a benchmark replacement or a “base rate” (which is the greater of a prime rate and the federal funds rate plus 1.50%), as applicable), plus a margin equal to 2.25%. SONIA, EURIBOR and CDOR are subject to a floor of zero. Under the Agreements, the Company and PIF SPV LLC, as applicable, have made representations and warranties regarding the Loans, as well as their businesses, and are required to comply with various covenants, servicing procedures, limitations on disposition of Loans, reporting requirements and other customary requirements for similar revolving funding facilities. The Loan and Servicing Agreement includes usual and customary events of default for revolving funding facilities of this nature, including allowing Wells, upon a default, to accelerate and foreclose on the Loans and to pursue the rights under the Loans directly with the obligors thereof. As of December 31, 2022, the Company was in compliance with all covenants and other requirements of the Wells Funding Facility.
The summary information of the Wells Funding Facility is as follows:

	For the Year Ended December 31, 2022	For the period from March 4, 2021 (inception) to December 31, 2021
Borrowing interest expense	$471	N/A
Facility unused commitment fees	1,255	N/A
Amortization of deferred financing costs	480	N/A
Total	$2,206	N/A
Weighted average interest rate (excluding unused fees and financing costs)	6.47%	N/A
Weighted average outstanding balance(1)	$14,075	N/A
(1) Calculated for the period from June 29, 2022 (Wells Funding Facility closing date) through December 31, 2022.
For the year ended December 31, 2022, the Company borrowed $105,000 and repaid $— under the Wells Funding Facility. As of December 31, 2022, the Company had $395,000 of available capacity under the Wells Funding Facility (subject to borrowing base restrictions).
The Company’s outstanding debt obligations were as follows:

	December 31, 2022			December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
ING Facility(1)	$925,000	$621,496	$303,504	N/A	N/A	N/A
Wells Funding Facility	500,000	105,000	395,000	N/A	N/A	N/A
Total	$1,425,000	$726,496	$698,504	N/A	N/A	N/A
(1) Under the ING Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of December 31, 2022, the Company had borrowings denominated in Euros (EUR) of 5,618. As of December 31, 2021, the Company had no borrowings denominated in Euros (EUR).

The combined weighted average interest rate of the aggregate borrowings outstanding for the year ended December 31, 2022 was 4.80%. The combined weighted average debt of the aggregate borrowings outstanding for the year ended December 31, 2022 was $338,532.
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
As of December 31, 2022, the Company had $398,423 of unfunded commitments to fund delayed draw and revolving senior secured loans.
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
On February 1, 2022, the Company satisfied the conditions set forth in the facility agreement purchased an initial portfolio of $270,297 of gross commitments. The initial portfolio of investments consisted primarily of directly originated senior secured term loans issued by U.S. middle-market companies backed by private equity sponsors.
Below is an unaudited summary of the balance sheet, as of February 1, 2022, the Company acquired pursuant to the facility agreement.

February 1, 2022
Assets
Investments, at fair value	$187,040
Cash	255
Interest receivable	964
Total assets	188,259
Liabilities
Total liabilities	—
Net Assets	188,259
Total net assets
Total liabilities and net assets	$188,259

(8)Members’ Capital
The following table shows the components of distributable earnings as shown on the Consolidated Statements of Financial Condition:

	December 31, 2022	December 31, 2021
Net distributable earnings (accumulated losses), beginning of period	$(491)	$—
Net investment income (loss)	67,006	(491)
Net realized gain (loss)	(448)	—
Net unrealized appreciation (depreciation)	(76,254)	—
Distributions declared	(62,264)	—
Tax reclassification of unitholders' equity (Note 10)	890	—
Net distributable earnings (accumulated losses), end of period	$(71,561)	$(491)
The following table summarizes the total units issued and proceeds received from the closings of the Company’s continuous private offering that occurred for the year ended December 31, 2022:

Unit Issuance Date	Class S Units Issued	Proceeds Received
February 01, 2022	24,186,111	$483,722
March 01, 2022	10,264,044	203,434
April 01, 2022	7,621,662	150,528
May 01, 2022	6,328,434	124,860
June 01, 2022	5,045,031	97,621
July 01, 2022	4,606,552	87,478
August 01, 2022	1,891,156	36,235
September 01, 2022	2,781,091	53,758
October 01, 2022	2,679,651	50,217
November 01, 2022	2,068,611	38,538
December 01, 2022	2,297,154	42,934
Total	69,769,497	$1,369,325
As of December 31, 2022, the Company received, in advance, $36,304 related to the January 1, 2023 issuance of Class S Units in the Company’s continuous private offering. The amount received is included in the subscriptions received in advance on the Consolidated Statements of Financial Condition as of December 31, 2022.
The Company did not hold a closing of the continuous private offering for the period from March 4, 2021 (inception) to December 31, 2021.
The following table summarizes the Company’s distributions declared and payable for the year ended December 31, 2022:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
February 24, 2022	February 28, 2022	March 03, 2022	$0.05	$1,134
March 25, 2022	March 31, 2022	April 05, 2022	0.08	2,793
April 26, 2022	April 30, 2022	May 04, 2022	0.09	3,644
May 25, 2022	May 31, 2022	June 03, 2022	0.08	3,947
June 24, 2022	June 30, 2022	July 06, 2022	0.09	4,838
July 28, 2022	July 31, 2022	August 03, 2022	0.10	5,528
August 29, 2022	August 31, 2022	September 06, 2022	0.10	6,289
September 26, 2022	September 30, 2022	October 06, 2022	0.12	7,373
October 27, 2022	October 31, 2022	November 03, 2022	0.13	8,074
November 28, 2022	November 30, 2022	December 05, 2022	0.13	8,830
December 20, 2022	December 31, 2022	January 04, 2023	0.14	9,814
Total Distributions			$1.11	$62,264
The Board of Directors did not declare a distribution for the period from March 4, 2021 (inception) to December 31, 2021.
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
The following table summarizes the amounts received and units issued to unitholders who have participated in the DRIP during for the year ended December 31, 2022:

Payment Date	DRIP Units Issued	DRIP Units Value
March 03, 2022	29,106	$577
April 05, 2022	72,388	1,430
May 04, 2022	97,701	1,927
June 03, 2022	109,080	2,111
July 06, 2022	136,772	2,597
August 03, 2022	162,518	3,114
September 06, 2022	182,977	3,537
October 06, 2022	215,077	4,031
November 03, 2022	236,043	4,397
December 05, 2022	256,792	4,799
Total	1,498,454	$28,520
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
For the year ended December 31, 2022, approximately 3,165,084 Units were repurchased.
The following table further summarizes the unit repurchases completed for the year ended December 31, 2022:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
June 09, 2022	5.00%	June 30, 2022	$5,821	306,543	0.57%	—
September 10, 2022	5.00%	September 30, 2022	33,167	1,769,853	3.31%	—
December 14, 2022	5.00%	December 31, 2022	20,228	1,088,688	1.77%	—
Total			$59,216	3,165,084

(1)	Percentage is based on total units as of the close of the previous calendar quarter.
(2)	All repurchase requests were satisfied in full.

(9)Earnings Per Unit
The following table sets forth the computation of basic and diluted earnings per Class S Unit:

	For the Year Ended December 31, 2022	For the period from March 4, 2021 (inception) to December 31, 2021
Net increase (decrease) in Members' Capital from operations	$(9,696)	$(491)
Weighted average Class S Units outstanding	53,379,085	—
Basic and diluted earnings per Class S Unit	$(0.18)	$—

(10)Income Taxes
For income tax purposes, distributions made to holders of the Company’s unitholders are reported as ordinary income, capital gains, or a combination thereof. The tax character of distributions made for the year ended December 31, 2022 and for the period from March 4, 2021 (inception) to December 31, 2021, were as follows:

	For the Year Ended December 31, 2022	For the period from March 4, 2021 (inception) to December 31, 2021
Distributions paid from:
Ordinary income (including net short-term capital gains)	$62,264	$—
Net long-term capital gains	—	—
Total taxable distributions	$62,264	$—
Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.
For the year ended December 31, 2022, the Company estimated U.S. federal taxable income exceeded its distributions made from such taxable income during the year; consequently, the Company has elected to carry forward the excess for distribution to holders of the Company’s Class S Units in 2023. The amount carried forward to 2023 is estimated to be approximately $5,617, of which $5,617 is expected to be ordinary income and $— is expected to be capital gains, although these amounts will not be finalized until the 2022 tax returns are filed in 2023.
The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book-to-tax treatment of net operating losses, distribution re-designations and timing of the deductibility of certain business expenses, as applicable. To the extent these differences are permanent, they are charged or credited to additional paid-in capital, undistributed net investment income or undistributed net realized gains on investments, as appropriate.
The book-to-tax differences relating to distributions made to the Company’s holders of Class S Units resulted in reclassifications among certain capital accounts as follows:

As of December 31, 2022
Paid-in capital in excess of par value	$(890)
Net distributable earnings (accumulated losses)	890
The cost and unrealized gain (loss) on the Company’s consolidated financial instruments, as calculated on a tax basis, at December 31, 2022, were as follows:

As of December 31, 2022
Gross unrealized appreciation	$607
Gross unrealized depreciation	(76,861)
Net unrealized appreciation (depreciation)	(76,254)
Tax cost of investments at year end	$2,051,185

(11)Consolidated Financial Highlights
The Company commenced investment operations on February 1, 2022. Net asset value, at the beginning of period, represents the offering price per Class S Unit at the initial closing of the Company’s private offering on February 1, 2022. The following are the financial highlights:

	For the Year Ended December 31, 2022	For the period from March 4, 2021 (inception) to December 31, 2021
Per Class S Unit Data:(1)
Net asset value, beginning of period	$20.00	$—
Net investment income (loss)	1.26	—
Net unrealized and realized gain (loss)(2)	(1.56)	—
Net increase (decrease) in net assets resulting from operations	(0.30)	—
Distributions declared	(1.11)	—
Total increase (decrease) in net assets	(1.41)	—
Net asset value, end of period	$18.59	$—
Class S Units outstanding, end of period	68,104,617	—
Total return based on net asset value(3)	(1.50)%	—%
Ratio/Supplemental Data:
Members' Capital, end of period	$1,266,213	$(456)
Weighted average units outstanding(4)	53,379,085	—
Ratio of expenses before waivers to average Members' Capital(5)	5.41%	—%
Ratio of net expenses to average Members’ Capital(5)	3.91%	—%
Ratio of net investment income to average Members’ Capital(5)	7.25%	—%
Asset coverage ratio	274.29%	—%
Portfolio turnover rate	4.56%	—%

(1)	The per unit data was derived by using the weighted average units outstanding during the period, except otherwise noted.
(2)	The amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)	Total return (not annualized) is calculated assuming a purchase of units at the opening of the first day of the period and a sale on the closing of the last business day of the period. Distributions, if any, are assumed for purposes of this calculation, to be reinvested at prices obtained under the Company’s distribution reinvestment plan. Because the Company commenced investment operations in February 2022, the total return for the short operating period is not indicative of the actual performance.
(4)	Weighted average units outstanding was calculated for the period from February 1, 2022, the date of first external issuance of units through December 31, 2022.
(5)	Amounts are annualized except for incentive fees, organization and offering costs, and expense support relating to organization and offering costs.
(12)Subsequent Events
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.
Pursuant to the Company’s continuous private offering, the Company issued approximately 1,953,945 Class S Units for an aggregate offering price of $36,304 effective January 1, 2023.
Pursuant to the Company’s continuous private offering, the Company issued approximately 1,882,119 Class S Units for an aggregate offering price of $35,478 effective February 1, 2023.
Pursuant to the Company’s continuous private offering, the Company held a close relating to the sale of the Company’s Class S Units for an aggregate offering price of $61,347 effective March 1, 2023.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of December 31, 2022 (the end of the period covered by this report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) and effected by the Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with GAAP.
The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2022 was effective.
Attestation Report of the Registered Public Accounting Firm
The independent registered public accounting firm that audited our consolidated financial statements has not issued an audit report on the effectiveness of our internal control over financial reporting, due to exemptions for non-accelerated filers under the Sarbanes-Oxley Act of 2002, as amended, and for emerging growth companies under the Jumpstart Our Business Startups Act of 2012, as amended.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred for the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Our Board of Directors oversees our management. Our Board of Directors currently consists of six members, four of whom are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act.
Our Board of Directors elects our officers, who serve at the discretion of our Board of Directors. The responsibilities of each director include the oversight of our investment activity, the quarterly valuation of our assets, and oversight of our financing arrangements. Our Board of Directors has also established an Audit Committee, a Nominating and Corporate Governance Committee, and a Pricing Committee and may establish additional committees in the future.
Board of Directors and Executive Officers
Directors
Under our LLC Agreement, the Board of Directors will be composed of six directors, unless increased or decreased by a majority of the directors. To the extent required by the 1940 Act, at any time when there are outstanding preferred units, the preferred unitholders shall have the right, as a class, to elect two additional directors to the Board of Directors. Each director will hold office until his or her death, resignation, retirement, disqualification or removal. Information regarding our Board of Directors is as follows:

Name	Age	Position(s) held with the Company and Term of Office
Interested Directors
David N. Miller	46	Chair of the Board of Directors since 2021
Jeffrey S. Levin	42	Chief Executive Officer, President and Director since 2021
Independent Directors
Joan Binstock	69	Director since 2021
Bruce Frank	68	Director since 2021
Adam Metz	61	Director since 2021
Kevin Shannon	67	Director since 2021
The address for each of our directors is c/o North Haven Private Income Fund LLC, 1585 Broadway, New York, NY 10036.
Executive Officers Who Are Not Directors

Name	Age	Position(s) held with the Company and Term of Office
Orit Mizrachi	50	Chief Operating Officer
Michael Occi	39	Chief Administrative Officer
Venugopal Rathi	43	Chief Financial Officer
Thomas P. Torrisi	48	Chief Compliance Officer
Biographical Information
Directors
The Board of Directors has determined that each of the directors is qualified to serve as our director, based on a review of the experience, qualifications, attributes and skills of each director, including those described below. The Board of Directors has determined that each director has significant experience in the investment or financial services industries and has held management, board or oversight positions in other companies and organizations. Each of our directors has demonstrated high character and integrity and has expertise and diversity of experience to be able to offer advice and guidance to our management. For the purposes of this report, our directors have been divided into two groups — independent directors and interested directors. Interested directors are “interested persons” as defined in the 1940 Act.
Interested Directors
David N. Miller has served as the Chair of the Board of Directors since October 2021. Mr. Miller is the Head of Global Private Credit & Equity at Morgan Stanley and a member of the IM operating committee. He also serves as the Chair of the Board of Directors of each of the other MS BDCs. Mr. Miller joined Morgan Stanley in August 2016 and has over 24 years of investing experience. Prior to joining Morgan Stanley, from 2012 to January 2016, Mr. Miller was the President and Chief Executive Officer of Silver Bay Realty Trust Corp. (“Silver Bay”), a publicly traded real estate investment trust he co-founded in 2011 to capitalize on the significant dislocation in the residential housing market. Prior to Silver Bay, Mr. Miller was a Managing Director at Pine River Capital Management and Two Harbors Investment Corp. where he focused on investment strategy and new business development. During the global financial crisis (2008 — 2011), Mr. Miller served in various roles at the U.S. Department of Treasury (the “Treasury”), including as the Chief Investment Officer of the Troubled Asset Relief Program where he created complex crisis response investment programs and managed its $700 billion portfolio. Prior to Treasury, Mr. Miller held various investment roles, including as a portfolio manager at HBK Investments and in the Special Situations Group at Goldman Sachs & Co., where he focused on opportunistic investments in public and private debt and equity. Mr. Miller received an M.B.A. from Harvard Business School and a B.A. magna cum laude in Economics from Dartmouth College where he was elected to Phi Beta Kappa. Mr. Miller’s investing experience and experience as a senior officer of several finance companies led our Nominating and Corporate Governance Committee to conclude that Mr. Miller is qualified to serve as a Director.
Jeffrey S. Levin has served as our Chief Executive Officer, President and a member of the Board of Directors since October 2021. Mr. Levin is Co-Head of Morgan Stanley’s North America Private Credit in team, where he serves on the Investment Committee and is the Portfolio Manager and the Head of Direct Lending. Mr. Levin serves as Chief Executive Officer, President and a member of each of the other board of directors of the MS BDCs. Mr. Levin also serves as Co-Portfolio Manager of the Senior Loan Fund investment strategy. Prior to rejoining IM in February 2019, Mr. Levin was a Partner at The Carlyle Group, and served as President of the firm’s BDCs (TCG BDC, Inc. and TCG BDC II, Inc.) from May 2016 to February 2019. From 2012 to May 2016, Mr. Levin served as the Head of Origination for The Carlyle Group’s Direct Lending platform. Prior to joining The Carlyle Group in 2012, Mr. Levin was a founding member of the MS Private Credit platform, where he was responsible for originating, structuring and executing credit and private equity investments across various industries. Prior to that role, Mr. Levin was a member of the Leveraged & Acquisition Finance Group at Morgan Stanley, where he was responsible for originating and executing high yield bond and leveraged loan transactions. Mr. Levin received a B.B.A. from Emory University. Mr. Levin’s investing experience and experience as a senior officer of other BDCs led our Nominating and Corporate Governance Committee to conclude that Mr. Levin is qualified to serve as a Director.
Independent Directors
Joan Binstock has served as a member of the Board of Directors and Chair of our Nominating and Corporate Governance Committee since October 2021. Ms. Binstock also serves as a member of the board of directors and the Chair of the Nominating and Corporate Governance Committee of each of the other MS BDCs. Ms. Binstock serves as an Advisor at Lovell Minnick Partners, LLC since July 2018, where she is responsible for assisting the firm on deal and operational due diligence activities across all portfolio companies. In addition, she has been a Director of SimCorp A/S since April 2018 and the Brown Brothers Harriman US Mutual Funds since September 2019. Ms. Binstock also serves as a member of the board of directors and the Audit Chair of KKR Real Estate Select Trust, Inc., a closed-end management investment company, since August 2020. Ms. Binstock was a Partner at Lord, Abbett & Co. LLC from 2000 to March 2018, where she served as the Chief Operating Officer and Chief Financial Officer. Previously, Ms. Binstock was the Chief Operating Officer at Morgan Grenfell Asset Management. Prior to that, she was a Principal and National Director of the Regulatory and Risk Management Practice at Ernst & Young LLP, the Chief Administrative Officer at BEA/Credit Suisse, and the Chief Administrative Officer of the Capital Markets Group at Goldman Sachs. She served as a Member of the Association of Institutional Investors Board of Directors, was a Director of the Securities Industry and Financial Markets Association and was a Member of the Global Board of Managers of Omgeo LLC until January 2018. Ms. Binstock is on the board of the Greyston Foundation and on the Advisory Council of NY/NJ Year Up, both of which are nonprofit organizations. Ms. Binstock is a licensed Certified Public Accountant. She holds a M.B.A. from New York University and a B.A. from the University of Binghamton. Ms. Binstock’s investing experience and experience as a senior executive officer in several finance companies led our Nominating and Corporate Governance Committee to conclude that Ms. Binstock is qualified to serve as a Director.
Bruce D. Frank has served as a member of the Board of Directors and Chair of the Audit Committee since October 2021. Mr. Frank also serves as a member of each of the board of directors and Chair of the Audit Committee of the MS BDCs and as a member of the board of directors of Landsea Homes Corporation (f/k/a Landsea Holdings Corporation), where he has served on the board of directors since January 2015 and is currently serving as the Lead Independent Director, chair of the Audit Committee and a member of the Nominating and Governance and Compensation Committees. Mr. Frank previously served on the board of directors of VEREIT, Inc., a real estate operating company, from July 2014 to March 2017 and the board of directors of ACRE Realty Investors Inc., a real estate investment and operating company, from November 2014 to December 2018. Mr. Frank was a Senior Partner at Ernst & Young LLP’s real estate practice within the assurance service line from April 1997 through June 2014. Prior to joining Ernst & Young LLP, Mr. Frank worked at KPMG LLP, a public accounting firm, for 17 years. He has over 35 years of experience providing assurance services to prominent public and private owners, investors and developers, both domestically and globally. His extensive experience has included working on initial public offerings and assisting acquirers in consummating acquisition transactions. Mr. Frank received a Bachelor of Science degree in Accounting from Bentley College, is a member of the American Institute of Certified Public Accountants and is a Certified Public Accountant in the State of New York. Mr. Frank’s past experience as an accountant led our Nominating and Corporate Governance Committee to conclude that Mr. Frank is qualified to serve as a Director.

Adam Metz has served as a member of the Board of Directors since October 2021. Mr. Metz also serves as a member of the board of directors of each of the other MS BDCs. Mr. Metz has spent over 30 years in the real estate industry. Mr. Metz joined The Carlyle Group in October 2013 where he served as Head of International Real Estate until April 2018. Prior to his tenure at Carlyle, he was a Senior Advisor to Texas Pacific Group Capital’s (“TPG”) Real Estate Group. Prior to his role at TPG, Mr. Metz was the Chief Executive Officer of General Growth Properties and led the company through one of the largest and most successful bankruptcy and restructurings in real estate investment trust (“REIT”) history. Previously, Mr. Metz co-founded Polaris Capital, LLC, a real estate investment firm. Mr. Metz also served as Executive Vice President and Chief Investment Officer of Rodamco, North America, and President and Chief Financial Officer of Urban Shopping Centers. Prior to these roles, Mr. Metz was a Vice President in the Capital Markets group of JMB Realty, and in the Commercial Real Estate Lending Group at The First National Bank of Chicago as a Corporate Lending Officer. Mr. Metz has served as a director of Hammerson PLC, a British property company, since July 2019. He also serves on the board of Galata Acquisition Corp., a special purpose acquisition company, Seritage Growth Properties, a national owner and developer of 162 retail, residential and mixed-use properties, and the advisory boards of the real estate programs at both Cornell University and Northwestern University and on the Smithsonian’s Hirshhorn Museum and Sculpture Garden Board of Trustees in Washington, DC., where he serves as Vice Chair. Previously, Mr. Metz served as an independent director on numerous boards including Forest City Enterprises from April 2018 to December 2018, Parkway Properties, Aliansce Shopping Centers S.A., AMLI Residential Properties Trust, Bally Total Fitness Holding Corp., and Chia’sso Acquisition LLC. Mr. Metz received his Bachelor’s degree from Cornell University, and a Masters of Management degree from Northwestern University. Mr. Metz’s investing experience and experience as a senior executive officer in several real estate companies led our Nominating and Corporate Governance Committee to conclude that Mr. Metz is qualified to serve as a Director.
Kevin Shannon has served as a member of the Board of Directors since October 2021. Mr. Shannon also serves as a member of the board of directors of each of the other MS BDCs. Mr. Shannon also serves on the Advisory Committee of Efferent Health, LLC., a private healthcare startup venture in the medical imaging and data base management field. Mr. Shannon previously served as the Chief Financial Officer of the Harvard Management Company, Inc., the investment advisor for Harvard University’s general investment account, from September 2009 to April 2020. Mr. Shannon also served on the Operating Committee from September 2009 to December 2018 and chaired the Valuation Committee from June 2015 to December 2017. In addition, since December 2016, he has overseen both investment and operations of Harvard University’s Trust & Gifts Group. Prior to joining Harvard Management Company, Inc., Mr. Shannon was the Chief Financial Officer and an Executive Vice President at Moore Capital Management, LLC, a large multi-strategy private investment company, where he worked for 15 years. During his tenure he was responsible for all treasury functions and served as a member of the board of directors, Risk Committee, and Valuation Committee. Mr. Shannon served two consecutive terms on the board of directors of the Managed Funds Association, a group representing the global alternative investment industry and its investors and was a member of its Executive Committee as Vice Chairman and Treasurer. Prior to Moore Capital Management, LLC, he was a senior executive at Lehman Brothers where he served as Senior Vice President and Chief Financial Officer of Lehman’s derivative products subsidiary and earlier as Director of Firm Trading Accounting and Controls. Prior to joining Lehman Brothers, Mr. Shannon began his career as an auditor at KPMG LLP, serving financial services clients. Mr. Shannon served a two-year tenure as a part time adjunct lecturer with Baruch College’s Department of Accounting. Mr. Shannon takes an active role in his community; he currently serves on the board and is a former member of the Audit and Executive Committees of Help for Children, and he is a member of the Boston Economics Club. Mr. Shannon received his Bachelor of Science degree, magna cum laude, from New York University and an M.B.A. from Fairleigh Dickinson University. Mr. Shannon’s investing experience and experience as a senior executive officer in several finance companies led our Nominating and Corporate Governance Committee to conclude that Mr. Shannon is qualified to serve as a Director.
Executive Officers Who Are Not Directors
Orit Mizrachi was appointed as our Chief Operating Officer in October 2021. Ms. Mizrachi also serves in the same capacity for each of the other MS BDCs. Ms. Mizrachi has been a Managing Director since January 2022 and previously served as an Executive Director of IM from April 2019 to December 2022. Prior to joining Morgan Stanley in April 2019, Ms. Mizrachi held various senior positions at The Carlyle Group from 2011 to 2018, including Director of Operations for Global Market Strategies and Chief Operating Officer for The Carlyle Group’s Direct Lending platform. In addition, Ms. Mizrachi served as Chief Operating Officer and interim Chief Financial Officer of TCG BDC, Inc., a publicly-traded BDC advised by an affiliate of The Carlyle Group, from April 2014 until her departure from The Carlyle Group in 2018 and from September 2014 to March 2015, respectively. Ms. Mizrachi also served as Chief Operating Officer of TCG BDC II, Inc., a non-traded BDC advised by an affiliate of The Carlyle Group, from April 2017 until her departure from The Carlyle Group in 2018. In addition, prior to its acquisition by TCG BDC, Inc. in June 2017, Ms. Mizrachi served as Chief Operating Officer and interim Chief Financial Officer of NF Investment Corp., a non-traded BDC advised by an affiliate of The Carlyle Group, from April 2014 to June 2017 and from September 2014 to March 2015, respectively. Prior to joining The Carlyle Group in 2010, Ms. Mizrachi worked in the hedge fund industry as the chief financial officer of Carlyle Blue Wave Management L.P. and as controller at Sagamore Hill Capital Management L.P., each a multi-strategy hedge fund. Ms. Mizrachi started her career at Goldstein Golub & Kessler LLP, an audit firm, as an auditor in their financial services group.
Michael Occi was appointed as our Chief Administrative Officer in January 2023. Mr. Occi also serves in the same capacity for each of the other MS BDCs. Mr. Occi has been a Managing Director of IM since April 2022. Mr. Occi joined Morgan Stanley in 2006. Prior to joining IM, Mr. Occi served as Head of Financial Institutions Equity Capital Markets between May 2019 and April 2022.

Previously, Mr. Occi held a variety of other roles within Equity Capital Markets as well as in the financial institutions coverage areas in Fixed Income Capital Markets and in the Investment Banking Division. Mr. Occi graduated magna cum laude from Georgetown University, with a BA in Finance and Accounting.
Venugopal Rathi was appointed as our Chief Financial Officer in October 2021. Mr. Rathi also serves in the same capacity for each of the other MS BDCs. Mr. Rathi has been an Executive Director of IM since October 2019. Prior to joining Morgan Stanley, Mr. Rathi held various senior positions at The Carlyle Group from September 2014 to October 2019, including Chief Financial Officer and Chief Accounting Officer of its Global Credit platform. In addition, Mr. Rathi served as chief financial officer from April 2015 to March 2018 and treasurer from April 2015 to September 2019 of TCG BDC, Inc., a publicly-traded BDC advised by an affiliate of The Carlyle Group. Mr. Rathi also served as chief financial officer and treasurer of TCG BDC II, Inc., a non-traded BDC advised by an affiliate of The Carlyle Group, from April 2017 to March 2018 and from April 2017 to September 2019, respectively. In addition, prior to its acquisition by TCG BDC, Inc. in June 2017, Mr. Rathi served as chief financial officer and treasurer to NF Investment Corp., a non-traded BDC advised by an affiliate of The Carlyle Group, beginning in April 2015. Prior to joining Carlyle in 2014, Mr. Rathi worked within the financial services practice of Ernst & Young LLP and its affiliates since 2004. Mr. Rathi has a Bachelor’s degree in Finance and Accounting from MDS University, India. He is a New York State Certified Public Accountant and a Chartered Accountant from the Institute of Chartered Accountants of India.
Thomas P. Torrisi was appointed as our Chief Compliance Officer effective in October 2022. Mr. Torrisi also serves in the same capacity for each of the other MS BDCs. In addition, Mr. Torrisi serves as Managing Director and Morgan Stanley’s Chief Compliance Officer and Deputy Head of Non-Financial Risk. Mr. Torrisi joined IM in 2009 and has held several senior positions including serving as global head of Morgan Stanley’s Resilience, leading the Firm’s Volcker implementation and serving as global Chief Operating Officer for the Compliance Department. Prior to joining Morgan Stanley, Mr. Torrisi spent over ten years in management and consulting at PricewaterhouseCoopers LLP and later Diamond Financial Consultants, LLC. Mr. Torrisi received his undergraduate degree in Economics from Kenyon College and his MBA from Georgetown University.
Board of Directors Leadership Structure
Our Board of Directors monitors and performs an oversight role with respect to our business and affairs, including with respect to our investment practices and performance, compliance with regulatory requirements and the services, expenses and performance of our service providers. Among other things, our Board of Directors approves the appointment of our Adviser and officers, reviews and monitors the services and activities performed by our Adviser and executive officers and approves the engagement and reviews the performance of our independent public accounting firm.
Under our LLC Agreement, our Board of Directors may designate a Chair to preside over the meetings of our Board of Directors and meetings of the unitholders and to perform such other duties as may be assigned to him or her by the Board of Directors. We do not have a fixed policy as to whether the Chair of the Board of Directors should be an independent director and believe that we should maintain the flexibility to select the Chair and reorganize the leadership structure, from time to time, based on criteria that are in our best interests and the best interests of our unitholders at such times.
Presently, David N. Miller serves as the Chair of our Board of Directors. Mr. Miller is an “interested person” as defined in Section 2(a)(19) of the 1940 Act of us, and therefore, is an interested director. We believe that Mr. Miller’s extensive knowledge of the financial services industry and capital markets in particular qualify him to serve as the Chair of our Board of Directors. We believe that we are best served through this leadership structure, as Mr. Miller’s relationship with our Adviser provides an effective bridge and encourages an open dialogue between management and our Board of Directors, ensuring that both groups act with a common purpose.
Our Board of Directors does not currently have a designated lead independent director. We are aware of the potential conflicts that may arise when a non-independent director is Chair of the Board of Directors, but believe these potential conflicts are offset by our strong corporate governance policies. Our corporate governance policies include regular meetings of the independent directors in executive session without the presence of interested directors and management, the establishment of the Audit Committee and the Nominating and Corporate Governance Committee, each of which is comprised solely of independent directors and the appointment of a chief compliance officer, with whom the independent directors meet regularly without the presence of interested directors and other members of management, for administering our compliance policies and procedures.
We recognize that different board of directors’ leadership structures are appropriate for companies in different situations. We intend to re-examine our corporate governance policies on an ongoing basis to ensure that they continue to meet our needs.
Board of Directors’ Role in Risk Oversight
Our Board of Directors performs its risk oversight function primarily through (a) its standing Audit Committee, which reports to the entire Board of Directors and is comprised solely of Independent Directors, and (b) active monitoring by our Chief Compliance Officer and of our compliance policies and procedures.
As described below in more detail under “Committees of the Board of Directors,” the Audit Committee assists our Board of Directors in fulfilling its risk oversight responsibilities. The Audit Committee’s risk oversight responsibilities include overseeing the accounting and financial reporting processes, our valuation process, our systems of internal controls regarding finance and accounting and audits of our financial statements.
Our Board of Directors also performs its risk oversight responsibilities with the assistance of the Chief Compliance Officer. Our Board of Directors annually reviews a written report from the Chief Compliance Officer discussing the adequacy and effectiveness of our compliance policies and procedures and our service providers. The Chief Compliance Officer’s annual report addresses, at a minimum, (a) the operation of our compliance policies and procedures and our service providers since the last report; (b) any material changes to such policies and procedures since the last report; (c) any recommendations for material changes to such policies and procedures as a result of the Chief Compliance Officer’s annual review; and (d) any compliance matter that has occurred since the date of the last report about which our Board of Directors would reasonably need to know to oversee our compliance activities and risks. In addition, the Chief Compliance Officer meets separately in executive session with the Independent Directors at least once each year.
We believe that our Board of Director’s role in risk oversight is effective and appropriate given the extensive regulation to which we are subject as a BDC. As a BDC, we are required to comply with certain regulatory requirements that control the levels of risk in our business and operations. For example, our ability to incur indebtedness is limited such that our asset coverage, as defined in the 1940 Act, must equal at least 150% immediately after each time we incur indebtedness, and we generally must invest at least 70% of our total assets in “qualifying assets.” In addition, we are not generally permitted to invest in any portfolio company in which one of our affiliates currently has an investment.
We recognize that different board roles in risk oversight are appropriate for companies in different situations. We intend to re-examine the manners in which our Board of Directors administers its oversight function on an ongoing basis to ensure that they continue to meet our needs.
Committees of the Board of Directors
An Audit Committee and a Nominating and Corporate Governance Committee have been established by our Board of Directors. All directors are expected to attend at least 75% of the aggregate number of meetings of our Board of Directors and of the respective committees on which they serve.
Audit Committee
The members of the Audit Committee are Ms. Binstock and Messrs. Frank, Metz and Shannon, each of whom is financially literate, is not considered an “interested person” of the Company, as that term is defined in Section 2(a)(19) of the 1940 Act, and meets the independence requirements of Rule 10A(m)(3) of the Exchange Act. Mr. Frank serves as Chair of the Audit Committee. Our Board of Directors has determined that Ms. Binstock and Messrs. Frank, Metz and Shannon are each an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K of the Exchange Act. The Audit Committee operates pursuant to a charter approved by our Board of Directors, which sets forth the responsibilities of the Audit Committee. The Audit Committee charter is available on our website at http://www.northhavenprivateincomefund.com. The Audit Committee’s responsibilities include establishing guidelines and making recommendations to our Board of Directors regarding the valuation of certain of our loans and investments, selecting our independent registered public accounting firm, reviewing with such independent registered public accounting firm the planning, scope and results of their audit of our financial statements, pre-approving the fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, reviewing our annual financial statements and periodic filings and receiving our audit reports and financial statements.
The Audit Committee held 7 meetings for the year ended December 31, 2022.
Nominating and Corporate Governance Committee
The members of the Nominating and Corporate Governance Committee are Ms. Binstock and Messrs. Frank, Metz and Shannon, each of whom is not considered an “interested person” of the Company, as that term is defined in Section 2(a)(19) of the 1940 Act. Ms. Binstock serves as Chair of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee operates pursuant to a charter approved by our Board of Directors. The Nominating and Corporate Governance Committee charter is available on our website at http://www.northhavenprivateincomefund.com. The Nominating and Corporate Governance Committee is responsible for selecting, researching and nominating qualified nominees to be elected to the Board of Directors, selecting qualified nominees to fill any vacancies on our Board of Directors or a committee of the Board of Directors (consistent with criteria approved by our Board of Directors), developing and recommending to our Board of Directors a set of corporate governance principles applicable to us and overseeing the evaluation of our Board of Directors and our management.
The Nominating and Corporate Governance Committee has not adopted a formal policy with regard to the consideration of diversity in identifying director nominees. In determining whether to recommend a director nominee, the Nominating and Corporate Governance Committee considers and discusses director diversity, among other factors, with a view toward the needs of our Board of Directors as a whole. The Nominating and Corporate Governance Committee generally conceptualizes diversity expansively, including concepts such as race, gender, national origin, differences of viewpoint, professional experience, education, skill and other qualities that contribute to our Board of Directors, when identifying and recommending director nominees. The Nominating and Corporate Governance Committee believes that the inclusion of diversity as one of many factors considered in selecting director nominees is consistent with the Nominating and Corporate Governance Committee’s goal of creating a board of directors that best serves our needs and the interests of our unitholders.
The Nominating and Corporate Governance Committee held 1 meeting for the year ended December 31, 2022.
Pricing Committee
The members of the Pricing Committee are Messrs. Levin and Metz, provided, that all other members of the Board of Directors are invited to attend all meetings of the Pricing Committee and, if in attendance, shall be deemed to be members of the Pricing Committee. The Pricing Committee operates pursuant to a charter approved by our Board of Directors, which sets forth the responsibilities of the Pricing Committee.
The Pricing Committee held no meetings for the year ended December 31, 2022.
Indemnification Agreements
We have entered into indemnification agreements with our directors and officers. The indemnification agreements are intended to provide our directors and officers the maximum indemnification permitted under Delaware law and the 1940 Act. Each indemnification agreement provides that we will indemnify the director or officer who is a party to the agreement (an “Indemnitee”), including the advancement of legal expenses, if, by reason of his or her corporate status, the Indemnitee is, or is threatened to be, made a party to or a witness in any threatened, pending, or completed proceeding, to the maximum extent permitted by Delaware law and the 1940 Act.
Investment Committee
The Adviser has established the Investment Committee to be responsible for the Company’s investment decisions and it is comprised of senior investment professionals of IM and is chaired by our Chief Executive Officer and President and member of the Board of Directors, Jeffrey S. Levin. The Investment Committee also serves as the investment committee for the other MS BDCs. All investment decisions are reviewed and approved by the Investment Committee, which has principal responsibility for approving new investments and overseeing the management of existing investments.
With an average of 23 years of experience, the members of the Investment Committee have significant investing, leveraged finance and risk management experience and provide valuable diligence insights to the Investment Team. The Investment Team leverages the broad experience-set of the Investment Committee to evaluate transactions and develop a framework for seeking appropriate risk-adjusted returns and risk mitigation strategies for target investments.
The members of the Investment Committee are: David N. Miller, Jeffrey S. Levin, Jeffrey Day, Kunal Soni, David Kulakofsky, Sean Sullivan, Ashwin Krishnan, Henry ‘Hank’ D’Alessandro, Toby Norris and Peter Ma.
The foregoing lists of personnel may not be complete lists and are subject to change, at any time, at the discretion of the Adviser, and no assurance can be given that such personnel will remain in their current positions or retain their current functions with regard to the platform or the Company. Also, the Adviser may change the scope of senior management, portfolio management or the Investment Committee’s responsibilities from time to time, or may conduct periodic portfolio reviews through other internal management committees within guidelines and constraints approved by the Investment Committee. The Adviser undertakes no obligation to update the foregoing description relating to senior management, portfolio management or the Investment Committee in the event of a change in personnel or in the scope of responsibilities.
Item 11. Executive Compensation
Compensation of Executive Officers
None of our executive officers receive direct compensation from us. Any compensation paid for services relating to our financial reporting and compliance functions will be paid by our Administrator, subject to reimbursement by us of an allocable portion of such compensation for services rendered to us. To the extent that the Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to our Administrator.
Compensation of Directors
For the fiscal year ended December 31, 2022, the Independent Directors received an annual fee of $75,000 (prorated for any partial year). The chair of the Audit Committee received an additional fee of $7,500 per year. We are also authorized to pay the reasonable out-of-pocket expenses for each Independent Director incurred in connection with fulfillment of his or her duties as Independent Directors.
We have obtained directors’ and officers’ liability insurance on behalf of our directors and officers. We do not have a profit-sharing or retirement plan, and directors do not receive any pension or retirement benefits. No compensation is paid to directors who are “interested persons.” The Board of Directors reviews and determines the compensation of the Independent Directors.
The following table sets forth information concerning total compensation earned by or paid to each of our Independent Directors for the year ended December 31, 2022. No compensation is paid by the Company to any interested director of the Company.

	Total Compensation from the Company	Total Compensation from the Fund Complex(1)
Joan Binstock	$75,000	$262,500
Bruce Frank	$82,500	$287,500
Adam Metz	$75,000	$262,500
Kevin Shannon	$75,000	$262,500
(1)The “Fund Complex” consists of the Company, Morgan Stanley Direct Lending Fund, T Series Middle Market Loan Fund LLC and SL Investment Corp.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
The following table sets forth certain information as of March 9, 2023 with respect to our Units for those persons who beneficially own five percent or more of our outstanding Units, each of our directors and officers, and all our officers and directors, as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities.

		Percentage of Units outstanding
Name and address	Type of ownership	Units owned	Percentage
Joan Binstock	Record/Beneficial	2,687	*
Bruce Frank	Record/Beneficial	2,544	*
Jeffrey S. Levin	Record/Beneficial	10,749	*
Adam Metz	—	—	—
David N. Miller	—	—	—
Kevin Shannon	Record/Beneficial	2,584	*
Orit Mizrachi	Record/Beneficial	1,314	*
Michael Occi	—	—	—
Venugopal Rathi	Record/Beneficial	1,305	*
Thomas Torrisi	—	—	—
All directors and officers as a group (9 persons)	Record/Beneficial	21,183	*
        *    Represents less than 1.0%
Item 13. Certain Relationships and Related Transactions and Director Independence
Investment Advisory Agreement
In November 2021, the Board of Directors, including a majority of Independent Directors, approved the Investment Advisory Agreement in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, Section 15(c) of the 1940 Act.
The Company pays the Investment Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee will ultimately be borne by the unitholders.
Investment Sub-Advisory Agreement
The Investment Adviser and the Sub-Adviser have entered into the Investment Sub-Advisory Agreement. Pursuant to the Investment Sub-Advisory Agreement, the Sub-Adviser, at the direction of the Investment Adviser, provides recommendations as to traded bank loans and other liquid debt securities of U.S. corporate issuers for investment by the Company and manages on a discretionary basis all or a portion of the Company’s investments in such traded bank loans and other liquid debt securities in accordance with parameters established by the Investment Adviser, in order to permit the Company to effectively manage liquidity to, among other things, manage payment obligations under the Company’s unit repurchase program. The Investment Sub-Advisory Agreement provides that the Sub-Adviser receives a fee, payable by the Investment Adviser, equal to an annual rate of 0.40% based on the average value of assets managed by the Sub-Adviser pursuant to the Investment Sub-Advisory Agreement at the end of the two most recently completed calendar months.

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
Expense Support and Conditional Reimbursement Agreement
On November 30, 2021, the Company entered into the Expense Support Agreement. The Investment Adviser may elect to pay Expense Payments, provided that no portion of the payment will be used to pay any of the Company’s interest expense and/or unitholder servicing fees. The Investment Adviser has agreed to make Expense Payments on the Company’s behalf through December 31, 2022. The Expense Support Agreement may require the Company to repay the Investment Adviser for previously waived reimbursement of expense payments under certain circumstances. The previously waived expenses are potentially subject to repayment by the Company, if at all, within a period not to exceed three years from the date of the relevant waiver.
MS Credit Partners Holdings, Inc. Investment
MS Credit Partners Holdings, Inc., an indirect, wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, has entered into subscription agreements and has made capital contributions at the closings of the Company’s continuous private offering through December 31, 2022, representing an aggregate capital contribution of $25,000, in exchange for 1,256,051 Class S Units. Because MS Credit Partners Holdings, Inc. has made an aggregate capital contribution of $25,000 as of the date of this report, MS Credit Partners Holdings, Inc. has no further obligation, contractual or otherwise, to support us.
Director Independence
The 1940 Act requires that at least a majority of our directors not be “interested persons” (as defined in the 1940 Act) of the Company. On an annual basis, each member of our Board of Directors is required to complete an independence questionnaire designed to provide information to assist our Board of Directors in determining whether the director is independent under the 1940 Act and our corporate governance guidelines. Our Board of Directors has and determined that each of our directors, other than Messrs. Miller and Levin, is independent under the Exchange Act and the 1940 Act. Our governance guidelines require any director who has previously been determined to be independent to inform the Chair of the Board of Directors, the Chair of the Nominating and Corporate Governance Committee and our corporate secretary of any change in circumstance that may cause his or her status as an Independent Director to change. Our Board of Directors limits membership on the Audit Committee and the Nominating and Corporate Governance Committee to Independent Directors.
Item 14. Principal Accountant Fees and Services
Principal Accountant Fees and Services
Set forth in the table below are audit fees and non-audit related fees billed to the Company and payable to Deloitte for professional services performed for the Company for the year ended December 31, 2022.

Fiscal Year/Period	Audit Fees	Audit-Related Fees(1)	Tax Fees(2)	All Other Fees(3)
2022	$270,000	$—	$—	$—
2021	$—	$—	$—	$—
(1)“Audit-Related Fees” are those fees billed to the Company relating to audit services provided by Deloitte.
(2)“Tax Fees” are those fees billed to the Company in connection with tax consulting services performed by Deloitte, including primarily the review of the Company’s income tax returns.
(3)“All Other Fees” are those fees billed to the Company in connection with permitted non-audit services performed by Deloitte.

The Audit Committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permitted non-audit services for the Company and for permitted non-audit services for the Company’s investment advisers and any affiliates thereof that provide services to the Company if such non-audit services have a direct impact on the operations or financial reporting of the Company. All of the audit and non-audit services described above for which fees were incurred by the Company for the year ended December 31, 2022, were pre-approved by the Audit Committee, in accordance with its pre-approval policy.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report
The following documents are filed as part of this annual report:
(1)Financial Statements – Financial statements are included in Item 8. See the table of contents to the consolidated financial statements on page 78 of this annual report on Form 10-K.
(2)Financial Statement Schedules – None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated statements or notes to the consolidated financial statements.
(3)Exhibits – The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference
Please note that the agreements included as exhibits to this Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.
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
10.16
Loan and Servicing Agreement, dated as of June 29, 2022, among PIF Financing SPV LLC, as borrower, the conduit lenders and institutional lenders from time to time party hereto, as lenders, the lender agents from time to time party hereto, as lender agents, Wells Fargo Bank, National Association, as administrative agent, North Haven Private Income Fund LLC, as equityholder and servicer, and State Street Bank and Trust Company, as collateral agent and collateral custodian.(3)

10.17
Amendment No. 2 to Senior Secured Revolving Credit Agreement, dated as of July 7, 2022 with the Company, as a borrower, ING Capital LLC, as administrative agent, Sumitomo Mitsui Banking Corporation and MUFG Union Bank, N.A., as joint lead arrangers, and the lenders from time to time party thereto.(3)

10.18*
Joinder Agreement, dated as of September 28, 2022, by JPMorgan Chase Bank, N.A., as assuming lender, in favor of North Haven Private Income Fund LLC, as borrower, and ING Capital LLC, as administrative agent.

10.19*	Joinder Agreement, dated as of July 8, 2022, by Apple Bank for Savings, as assuming lender, in favor of North Haven Private Income Fund LLC, as borrower, and ING Capital LLC, as administrative agent.
10.20*	Joinder Agreement, dated as of July 8, 2022, by BNP Paribas, as assuming lender, in favor of North Haven Private Income Fund LLC, as borrower, and ING Capital LLC, as administrative agent.
14.1	Code of Ethics of the Company.(1)
14.2	Code of Ethics of MS Capital Partners Adviser Inc.(1)
21.1*	Subsidiaries of the Registrant.
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Filed herewith
(1)	Incorporated by reference to the Company’s Form 10-12G filed by the Company on January 21, 2022 (File No. 000-56388)
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Form 10-12G filed by the Company on March 15, 2022 (File No. 000-56388)
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2022 (File No. 814-01489).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

North Haven Private Income Fund LLC
Dated: March 9, 2023	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 9, 2023	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (Principal Executive Officer)

Dated: March 9, 2023	By:	/s/ Venugopal Rathi
Venugopal Rathi Chief Financial Officer (principal financial officer)

Dated: March 9, 2023	By:	/s/ David Miller
David Miller Chairman of the Board of Directors

Dated: March 9, 2023	By:	/s/ Joan Binstock
Joan Binstock Director

Dated: March 9, 2023	By:	/s/ Bruce Frank
Bruce Frank Director

Dated: March 9, 2023	By:	/s/ Kevin Shannon
Kevin Shannon Director

Dated: March 9, 2023	By:	/s/ Adam Metz
Adam Metz Director