Form 10-Q
period 2023-03-31
North Haven Private Income Fund LLC
filed 2023-05-10
CIK 1851322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 814-01489
North Haven Private Income Fund LLC
(Exact name of registrant as specified in its charter)

Delaware	87-4562172
(State or other jurisdiction of incorporation or registration)	(I.R.S. Employer Identification No.)

1585 Broadway	10036
New York, NY	(Zip Code)
(Address of principal executive offices)
1 212-761-4000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of May 10, 2023, there was no established public market for the registrant’s limited liability company units.
The number of the registrant’s Class S Units outstanding at May 10, 2023 was 77,912,010.

North Haven Private Income Fund LLC
SIGNATURES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the unitholders and the Board of Directors of North Haven Private Income Fund LLC
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statements of financial condition of North Haven Private Income Fund LLC and subsidiaries (the “Company”), including the consolidated schedule of investments as of March 31, 2023, and the related consolidated statements of operations, changes in members’ capital and cash flows for the three-month period ended March 31, 2023 and 2022, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company, including the consolidated schedule of investments, as of December 31, 2022, and the related consolidated statements of operations, changes in members’ capital, and cash flows for the year then ended (not presented herein); and in our report dated March 9, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statements of assets and liabilities as of December 31, 2022, is fairly stated, in all material respects, in relation to the consolidated statements of assets and liabilities from which it has been derived.
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
/s/ Deloitte & Touche LLP
New York, NY
May 10, 2023

North Haven Private Income Fund LLC
Consolidated Statements of Financial Condition
(In thousands, except unit and per unit amounts)

	As of
	March 31, 2023 (Unaudited)	December 31, 2022 (Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $2,204,301 and $2,051,185 at March 31, 2023 and December 31, 2022, respectively)	$2,136,533	$1,975,109
Cash	113,530	75,378
Deferred financing costs	8,642	9,154
Deferred offering costs	—	18
Interest and dividend receivable from non-controlled/non-affiliated investments	16,109	14,308
Receivable for investments sold/repaid	355	380
Prepaid expenses and other assets	957	876
Total assets	2,276,126	2,075,223

Liabilities
Debt (net of unamortized debt issuance costs of $3,734 and $— as of March 31, 2023 and December 31, 2022, respectively)	762,370	726,496
Payable for investments purchased	24	361
Payable to affiliates (Note 3)	1,279	1,592
Financing costs payable	2,483	2,275
Distributions payable	11,104	9,814
Management fees payable	4,223	3,833
Subscriptions received in advance (Note 8)	56,123	36,304
Payable for units repurchased (Note 8)	27,162	20,228
Income based incentive fee payable	4,785	1,403
Interest payable	5,521	1,782
Accrued expenses and other liabilities	5,440	4,922
Total liabilities	880,514	809,010

Commitments and Contingencies (Note 7)

Members' Capital
Common units, par value $0.001 per unit (100,000,000 units authorized and 74,602,035 and 68,104,617 units issued and outstanding as of March 31, 2023 and December 31, 2022, respectively)	79	71
Paid-in capital in excess of par value	1,460,087	1,337,703
Net distributable earnings (accumulated losses)	(64,554)	(71,561)
Total members' capital	$1,395,612	$1,266,213
Total liabilities and members' capital	$2,276,126	$2,075,223
Net asset value per unit	$18.71	$18.59

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund LLC
Consolidated Statements of Operations (Unaudited)
(In thousands, except unit and per unit amounts)

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$54,652	$5,169
Payment-in-kind interest income	522	10
Dividend income	875	—
Other income	1,053	187
Total investment income	57,102	5,366

Expenses:
Interest expense and other financing expenses	13,658	565
Management fees	4,223	1,101
Income based incentive fees	4,785	—
Professional fees	655	355
Organization and offering costs	18	238
Directors' fees	83	77
Administrative service fees	21	30
Servicing fees	2,872	753
General and other expenses	301	125
Total expenses	26,616	3,244
Expense support (Note 3)	—	(535)
Management fees waiver (Note 3)	—	(1,101)
Net expenses	26,616	1,608
Net investment income (loss)	30,486	3,758

Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	42	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	8,200	(6,072)
Net realized and unrealized gain (loss)	$8,242	$(6,072)
Net increase (decrease) in members' capital resulting from operations	$38,728	$(2,314)

Per unit information—basic and diluted
Net investment income (loss) per unit	$0.42	$0.13
Earnings (loss) per unit	$0.53	$(0.08)
Weighted average units outstanding (Note 9):	72,948,080	29,595,140

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund LLC
Consolidated Statements of Changes in Members’ Capital (Unaudited)
(In thousands)

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Members' Capital at beginning of period:	$1,266,213	$(456)
Increase (decrease) in members’ capital resulting from operations:
Net investment income (loss)	30,486	3,758
Net realized gain (loss)	42	—
Net change in unrealized appreciation (depreciation)	8,200	(6,072)
Net increase (decrease) in members’ capital resulting from operations	38,728	(2,314)

Capital transactions:
Issuance of Units	133,129	687,156
Reinvestment of distributions	16,425	577
Repurchased Units	(27,162)	—
Distributions declared	(31,721)	(3,927)
Net increase in members' capital resulting from capital transactions	90,671	683,806
Total increase (decrease) in members' capital	129,399	681,492
Members' capital at end of period	$1,395,612	$681,036

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund LLC
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities:
Net increase (decrease) in members' capital resulting from operations	$38,728	$(2,314)
Adjustments to reconcile net increase (decrease) in members' capital resulting from operations to net cash provided by (used in) operating activities
Net change in unrealized (appreciation) depreciation on investments	(8,200)	6,072
Net realized (gain) loss on investments	(42)	—
Net accretion of discount and amortization of premium on investments	(1,492)	(131)
Payment-in-kind interest and dividend capitalized	(978)	—
Amortization of deferred financing costs	530	159
Amortization of debt issuance costs on Unsecured Notes	46	—
Amortization of deferred offering costs	18	69
Purchases of investments and change in payable for investments purchased	(217,261)	(651,888)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	66,345	3,098
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	(1,801)	(2,713)
(Increase) decrease in prepaid expenses and other assets	(81)	(685)
(Decrease) increase in payable to affiliates	(313)	896
(Decrease) increase in management fees payable	390	—
(Decrease) increase in incentive fees payable	3,382	—
(Decrease) increase in interest payable	3,739	—
(Decrease) increase in accrued expenses and other liabilities	518	1,452
Net cash provided by (used in) operating activities	(116,472)	(645,985)

Cash flows from financing activities:
Borrowings on debt	$605,000	$—
Repayments on debt	(565,500)	—
Deferred financing costs paid	(18)	(4,899)
Debt issuance costs paid	(3,572)	—
Distributions paid in cash	(14,006)	(557)
Proceeds from issuance of Common units	96,825	687,156
Subscriptions received in advance	56,123	145,508
Repurchases of Common units	(20,228)	—
Offering costs paid	—	(330)
Net cash provided by (used in) financing activities	154,624	826,878
Net increase (decrease) in cash	38,152	180,893
Cash at beginning of period	75,378	35
Cash at end of period	$113,530	$180,928

North Haven Private Income Fund LLC
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

Supplemental information and non-cash activities:
Excise tax paid	$170	$—
Interest expense paid	$9,343	$—
Distribution reinvestment paid	$16,425	$577
Accrued but unpaid distributions	$11,104	$2,793
Accrued but unpaid deferred financing costs	$—	$250
Accrued but unpaid debt issuance costs	$208	$—
Accrued but unpaid deferred offering costs	$—	$425
Accrued but unpaid repurchases of Common units	$27,162	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
First Lien Debt
Aerospace & Defense
KKR Apple Bidco, LLC	(9)	L +	2.75%	7.59%	09/23/2028	4,938	$4,932	$4,880	0.35%
Mantech International CP	(5) (6) (8)	S +	5.75%	10.43%	09/14/2029	21,492	21,087	21,144	1.52
Mantech International CP	(5) (8) (12)	S +	5.75%	10.43%	09/14/2029	—	(48)	(84)	(0.01)
Mantech International CP	(5) (8) (12)	S +	5.75%	10.43%	09/14/2028	—	(58)	(52)	—
							25,913	25,888	1.86
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(5) (8)	S +	5.75%	10.79%	06/11/2027	51,292	50,384	49,759	3.57
Omni Intermediate Holdings, LLC	(5) (6) (7)	S +	5.00%	10.05%	12/30/2026	11,119	10,991	10,743	0.77
Omni Intermediate Holdings, LLC	(5) (7) (12)	S +	5.00%	10.05%	12/30/2026	488	479	455	0.03
Omni Intermediate Holdings, LLC	(5) (7) (12)	S +	5.00%	10.05%	12/30/2025	—	(4)	(24)	—
RoadOne IntermodaLogistics	(5) (7)	S +	6.25%	11.11%	12/30/2028	658	639	639	0.05
RoadOne IntermodaLogistics	(5) (7) (12)	S +	6.25%	11.11%	12/30/2028	51	48	48	—
RoadOne IntermodaLogistics	(5) (7) (12)	S +	6.25%	11.11%	12/30/2028	30	26	26	—
							62,563	61,646	4.42
Automobile Components
Continental Battery Company	(5) (6) (7)	L +	6.75%	11.91%	01/20/2027	6,172	6,073	5,513	0.40
Les Schwab Tire Centers	(8)	L +	3.25%	8.06%	11/02/2027	4,937	4,942	4,884	0.35
Randy's Holdings, Inc.	(5) (6) (7)	S +	6.50%	11.36%	11/01/2028	11,280	10,958	10,995	0.79
Randy's Holdings, Inc.	(5) (7) (12)	S +	6.50%	11.36%	11/01/2028	—	(53)	(95)	(0.01)
Randy's Holdings, Inc.	(5) (7) (12)	S +	6.50%	11.36%	11/01/2028	285	243	247	0.02
Sonny's Enterprises, LLC	(5) (7)	S +	5.50%	10.33%	08/05/2026	2,148	2,116	2,074	0.15
Sonny's Enterprises, LLC	(5) (7)	S +	6.75%	11.57%	08/05/2026	6,079	5,992	5,870	0.42
							30,271	29,488	2.12
Automobiles
ARI Network Services, Inc.	(5) (6) (8)	S +	5.50%	10.16%	02/28/2025	14,195	14,011	13,885	0.99
Portfolio Group	(5) (7) (12)	L +	6.00%	10.88%	12/02/2025	997	926	925	0.07
Summit Buyer, LLC	(5) (7) (12)	L +	5.75%	10.74%	01/14/2026	—	(58)	(251)	(0.02)
							14,879	14,559	1.04
Beverages
Triton Water Holdings, Inc.	(9)	L +	3.50%	8.66%	03/31/2028	4,937	4,916	4,413	0.32
Biotechnology
GraphPad Software, LLC	(5) (6) (7)	L +	5.50%	10.71%	04/27/2027	7,987	7,922	7,791	0.56
GraphPad Software, LLC	(5) (7) (12)	L +	5.50%	10.71%	04/27/2027	—	(33)	(109)	(0.01)
							7,889	7,682	0.55
Building Products
ACProducts, Inc.	(9)	L +	4.25%	9.41%	05/17/2028	4,937	4,921	3,906	0.28

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Chamberlain Group, Inc.	(9)	L +	3.25%	8.09%	11/03/2028	3,950	$3,945	$3,789	0.27%
Icebox Holdco III, Inc.	(9)	L +	3.50%	8.66%	12/22/2028	2,477	2,480	2,332	0.17
White Cap Buyer, LLC		S +	3.75%	8.56%	10/19/2027	2,475	2,478	2,443	0.18
							13,824	12,470	0.90
Chemicals
Olympus Water US Holding Corporation	(9)	L +	3.75%	8.94%	11/09/2028	2,963	2,966	2,800	0.20
Tank Holding Corp.	(8)	S +	5.75%	10.66%	03/31/2028	32,885	32,314	31,528	2.26
Tank Holding Corp.	(8) (12)	S +	5.75%	10.66%	03/31/2028	529	498	452	0.03
V Global Holdings, LLC	(5) (6) (8)	S +	5.75%	10.87%	12/22/2027	14,673	14,417	14,076	1.01
V Global Holdings, LLC	(5) (8) (12)	S +	5.75%	10.87%	12/22/2025	308	277	226	0.02
							50,472	49,082	3.52
Commercial Services & Supplies
Allied Universal Holdco, LLC	(9)	S +	3.75%	8.66%	05/12/2028	6,912	6,904	6,553	0.47
Atlas Us Finco, Inc.	(5) (6) (7) (10)	S +	7.25%	11.98%	12/09/2029	13,852	13,449	13,509	0.97
Atlas Us Finco, Inc.	(5) (7) (10) (12)	S +	7.25%	11.98%	12/09/2028	—	(37)	(32)	—
Belfor Holdings, Inc.	(8)	L +	4.00%	8.85%	04/06/2026	4,936	4,941	4,924	0.35
BPG Holdings IV Corp.	(5) (8)	S +	6.00%	10.90%	07/29/2029	16,809	15,745	15,948	1.14
DG Investment Intermediate Holdings 2, Inc.	(8)	L +	3.75%	8.56%	03/31/2028	4,448	4,452	4,312	0.31
Employbridge Holding Company	(8)	L +	4.75%	9.49%	07/19/2028	2,469	2,469	2,053	0.15
Energy Labs Holdings Corp.	(5) (7)	S +	5.25%	10.08%	04/07/2028	7,353	7,257	7,148	0.51
Energy Labs Holdings Corp.	(5) (7) (12)	S +	5.25%	10.08%	04/07/2028	—	(6)	(25)	—
Energy Labs Holdings Corp.	(5) (7) (12)	S +	5.25%	10.08%	04/07/2028	221	206	188	0.01
FLS Holding, Inc.	(5) (6) (7) (10)	L +	5.25%	10.21%	12/15/2028	9,559	9,396	9,427	0.68
FLS Holding, Inc.	(5) (7) (10)	L +	5.25%	10.25%	12/15/2028	2,078	2,041	2,049	0.15
FLS Holding, Inc.	(5) (7) (10) (12)	L +	5.25%	10.21%	12/17/2027	—	(13)	(11)	—
LHS Borrower, LLC		S +	4.75%	9.66%	02/16/2029	2,470	2,432	2,003	0.14
PECF USS Intermediate Holding III Corporation	(9)	L +	4.25%	9.09%	12/15/2028	4,938	4,948	4,140	0.30
QW Holding Corporation	(5) (6) (7)	L +	5.50%	10.32%	08/31/2026	18,096	17,874	18,096	1.30
QW Holding Corporation	(5) (7) (12)	P +	4.50%	12.50%	08/31/2026	4,183	4,140	4,183	0.30
QW Holding Corporation	(5) (7) (12)	P +	4.50%	12.50%	08/31/2026	1,537	1,483	1,537	0.11
Sherlock Buyer Corp.	(5) (6) (8)	L +	5.75%	10.75%	12/08/2028	7,045	6,924	6,932	0.50
Sherlock Buyer Corp.	(5) (8) (12)	L +	5.75%	10.75%	12/08/2028	—	(17)	(33)	—

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Sherlock Buyer Corp.	(5) (8) (12)	L +	5.75%	10.75%	12/08/2027	—	$(13)	$(13)	—%
SITEL Worldwide Corporation	(9)	L +	3.75%	8.60%	08/28/2028	4,937	4,953	4,872	0.35
Surewerx Purchaser III, Inc.	(5) (6) (8) (10)	S +	6.75%	11.65%	12/28/2029	2,028	1,968	1,989	0.14
Surewerx Purchaser III, Inc.	(5) (8) (10) (12)	S +	6.75%	11.65%	12/28/2029	—	(8)	(8)	—
Surewerx Purchaser III, Inc.	(5) (8) (10) (12)	S +	6.75%	11.65%	12/28/2028	—	(11)	(7)	—
Sweep Purchaser, LLC	(5) (7) (12)	L +	5.75%	10.58%	11/30/2026	2,858	2,803	2,693	0.19
Sweep Purchaser, LLC	(5) (7)	L +	5.75%	10.58%	11/30/2026	1,729	1,702	1,651	0.12
Tamarack Intermediate, LLC	(5) (6) (8)	S +	5.50%	10.76%	03/13/2028	15,012	14,753	14,253	1.02
Tamarack Intermediate, LLC	(5) (8) (12)	S +	5.50%	10.76%	03/13/2028	409	368	284	0.02
TruGreen Limited Partnership	(8)	L +	4.00%	8.84%	11/02/2027	4,937	4,895	4,551	0.33
USIC Holdings, Inc.	(8)	L +	3.50%	8.34%	05/12/2028	6,920	6,883	6,683	0.48
Valcourt Holdings II, LLC	(5) (6) (7)	S +	5.25%	10.30%	01/07/2027	3,257	3,203	3,232	0.23
VRC Companies, LLC	(5) (6) (8)	S +	5.75%	10.57%	06/29/2027	13,513	13,334	13,155	0.94
VRC Companies, LLC	(5) (8) (12)	S +	5.75%	10.57%	06/29/2027	14,568	14,357	14,134	1.01
							173,775	170,370	12.22
Construction & Engineering
Centuri Group, Inc.	(9)	L +	2.50%	7.45%	08/27/2028	2,700	2,697	2,671	0.19
KPSKY Acquisition, Inc.	(5) (6) (8)	L +	5.50%	10.41%	10/19/2028	6,500	6,389	6,233	0.45
KPSKY Acquisition, Inc.	(5) (8) (12)	L +	5.50%	10.41%	10/19/2028	2,977	2,839	2,460	0.18
KPSKY Acquisition, Inc.	(5) (8)	L +	5.50%	10.41%	10/19/2028	748	736	718	0.05
LJ Avalon Holdings, LLC	(5) (7)	S +	6.50%	11.33%	02/01/2030	2,997	2,908	2,908	0.21
LJ Avalon Holdings, LLC	(5) (7) (12)	S +	6.50%	11.33%	02/01/2030	—	(18)	(18)	—
LJ Avalon Holdings, LLC	(5) (7) (12)	S +	6.50%	11.33%	02/01/2029	—	(14)	(14)	—
							15,537	14,958	1.08
Construction Materials
SRS Distribution, Inc.	(9)	L +	3.50%	8.34%	06/02/2028	5,445	5,443	5,247	0.38

Consumer Finance
Deerfield Dakota Holding, LLC	(7)	S +	3.75%	8.56%	04/09/2027	4,937	4,957	4,772	0.34

Containers & Packaging
BP Purchaser, LLC	(5) (6) (8)	L +	5.50%	10.65%	12/11/2028	9,792	9,625	9,242	0.66
Fortis Solutions Group, LLC	(5) (8)	L +	5.50%	10.34%	10/13/2028	6,408	6,309	6,262	0.45

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Fortis Solutions Group, LLC	(5) (8) (12)	L +	5.50%	10.34%	10/15/2028	96	$11	$(201)	(0.01)%
Fortis Solutions Group, LLC	(5) (8) (12)	L +	5.50%	10.34%	10/15/2027	86	76	71	0.01
Proampac PG Borrower, LLC	(8)	L +	3.75%	8.43%	11/03/2025	4,937	4,951	4,814	0.34
							20,972	20,188	1.45
Distributors
48Forty Solutions, LLC	(5) (7)	S +	5.50%	10.32%	11/30/2026	36,903	36,224	35,381	2.54
48Forty Solutions, LLC	(5) (7) (12)	P +	4.50%	12.50%	11/30/2026	561	472	321	0.02
ABB Concise Optical Group, LLC	(5) (6) (8)	L +	7.50%	12.67%	02/23/2028	17,932	17,547	16,539	1.19
ABB Concise Optical Group, LLC	(5) (8) (12)	P +	6.50%	14.50%	02/23/2028	1,792	1,754	1,646	0.12
Avalara, Inc.	(5) (8)	S +	7.25%	12.15%	10/19/2028	14,044	13,712	13,880	0.99
Avalara, Inc.	(5) (8) (12)	S +	7.25%	12.15%	10/19/2028	—	(33)	(17)	—
PT Intermediate Holdings III, LLC	(5) (6) (8)	S +	6.50%	11.17%	11/01/2028	27,610	27,171	26,226	1.88
PT Intermediate Holdings III, LLC	(5) (6) (8)	S +	5.98%	11.02%	11/01/2028	2,453	2,433	2,288	0.16
PT Intermediate Holdings III, LLC	(5) (8)	S +	5.98%	11.02%	11/01/2028	5,011	4,961	4,675	0.33
PT Intermediate Holdings III, LLC	(5) (8) (12)	S +	5.98%	11.02%	11/01/2028	—	(96)	(96)	(0.01)
							104,145	100,843	7.22

Diversified Consumer Services
Apex Service Partners, LLC	(5) (6) (7)	S +	5.50%	10.25%	07/31/2025	5,426	5,126	5,126	0.37
Apex Service Partners, LLC	(5) (7) (12)	S +	5.50%	10.25%	07/31/2025	2,651	2,366	2,366	0.17
Asurion, LLC		L +	3.25%	8.09%	12/23/2026	4,937	4,927	4,568	0.33
FPG Intermediate Holdco, LLC	(5) (7)	S +	6.50%	11.41%	03/05/2027	7,727	7,590	7,406	0.53
Groundworks, LLC	(5) (6) (7)	S +	6.50%	11.44%	03/14/2030	5,218	5,062	5,062	0.36
Groundworks, LLC	(5) (7) (12)	S +	6.50%	11.44%	03/14/2030	—	(14)	(14)	—
Groundworks, LLC	(5) (7) (12)	S +	6.50%	11.44%	03/14/2029	—	(9)	(9)	—
Heartland Home Services	(5) (8) (12)	L +	5.75%	10.59%	12/15/2026	21,564	21,377	20,955	1.50
Lightspeed Solution, LLC	(5) (6) (8)	S +	6.00%	11.37%	03/01/2028	15,312	15,053	14,794	1.06
Lightspeed Solution, LLC	(5) (8) (12)	S +	6.00%	11.37%	03/01/2028	342	299	178	0.01
LUV Car Wash Group, LLC	(5) (7) (12)	S +	7.00%	11.74%	12/09/2026	3,807	3,757	3,716	0.27
LUV Car Wash Group, LLC	(5) (6) (7)	S +	7.00%	11.74%	12/09/2026	3,565	3,537	3,517	0.25
Magnolia Wash Holdings	(5) (7)	S +	6.50%	11.35%	07/14/2028	9,606	9,431	8,965	0.64
Magnolia Wash Holdings	(5) (7)	S +	6.50%	11.35%	07/14/2028	1,799	1,767	1,679	0.12
Magnolia Wash Holdings	(5) (7) (12)	S +	6.50%	11.35%	07/14/2028	223	216	196	0.01
Mammoth Holdings, LLC	(5) (7) (12)	S +	6.00%	10.85%	10/16/2024	11,675	11,592	11,514	0.83
Spin Holdco, Inc.	(8)	L +	4.00%	8.99%	03/04/2028	4,937	4,948	4,128	0.30

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Spotless Brands, LLC	(5) (6) (7)	S +	6.50%	11.31%	07/25/2028	24,398	$23,952	$23,561	1.69%
Spotless Brands, LLC	(5) (7)	S +	6.50%	11.31%	07/25/2028	4,620	4,535	4,461	0.32
Spotless Brands, LLC	(5) (7) (12)	S +	6.50%	11.39%	07/25/2028	157	143	130	0.01
							125,655	122,299	8.77
Financial Services
Applitools, Inc.	(5) (8) (10)	S +	6.25% PIK	11.06% PIK	05/25/2029	10,621	10,442	10,100	0.72
Applitools, Inc.	(5) (8) (10) (12)	S +	6.25% PIK	11.06% PIK	05/25/2028	—	(24)	(69)	—
Cerity Partners, LLC	(5) (6) (8)	S +	6.75%	11.54%	12/29/2029	1,680	1,631	1,648	0.12
Cerity Partners, LLC	(5) (8) (12)	S +	6.75%	11.54%	12/29/2029	88	14	40	—
Finastra USA, Inc.	(7) (10)	L +	3.50%	8.33%	06/13/2024	4,931	4,928	4,598	0.33
SitusAMC Holdings Corp.	(5) (6) (8)	L +	5.50%	10.66%	12/22/2027	5,544	5,498	5,354	0.38
Smarsh, Inc.	(5) (8)	S +	6.50%	11.29%	02/16/2029	4,286	4,210	4,138	0.30
Smarsh, Inc.	(5) (8) (12)	S +	6.50%	11.29%	02/16/2029	536	521	499	0.04
Smarsh, Inc.	(5) (8) (12)	S +	6.50%	11.29%	02/16/2029	54	49	44	—
							27,269	26,352	1.89
Electrical Equipment
Dynacast International, LLC	(7)	L +	4.50%	9.46%	07/22/2025	2,247	2,255	2,034	0.15

Electronic Equipment, Instruments & Components
Abracon Group Holdings, LLC	(5) (6) (8)	P +	4.75%	12.75%	07/06/2028	23,825	23,394	22,972	1.65
Abracon Group Holdings, LLC	(5) (8) (12)	P +	4.75%	12.75%	07/06/2028	—	(38)	(155)	(0.01)
Abracon Group Holdings, LLC	(5) (8) (12)	P +	4.75%	12.75%	07/06/2028	—	(30)	(62)	—
Alliance Laundry Systems, LLC	(8)	L +	3.50%	8.31%	10/08/2027	4,936	4,946	4,885	0.35
Dwyer Instruments, Inc.	(5) (6) (8)	L +	6.00%	11.16%	07/21/2027	21,669	21,288	20,876	1.50
Dwyer Instruments, Inc.	(5) (8) (12)	L +	6.00%	11.16%	07/21/2027	—	(44)	(200)	(0.01)
Dwyer Instruments, Inc.	(5) (8) (12)	L +	6.00%	11.16%	07/21/2027	606	560	506	0.04
Infinite Bidco, LLC	(5) (9)	L +	6.25%	10.91%	03/02/2028	4,596	4,462	4,462	0.32
							54,538	53,284	3.84
Consumer Staples Distribution & Retail
CNT Holdings I Corp.	(8)	S +	3.50%	8.13%	11/08/2027	4,937	4,952	4,848	0.35
Shearer's Foods, Inc.	(8)	L +	3.50%	8.34%	09/23/2027	2,468	2,469	2,407	0.17
							7,421	7,255	0.52
Health Care Equipment & Supplies
Medline Borrower, LP	(9)	L +	3.25%	8.09%	10/23/2028	4,950	4,947	4,821	0.35
PerkinElmer U.S., LLC	(5) (6) (7)	S +	6.75%	11.86%	03/13/2029	24,029	23,313	23,312	1.67
							28,260	28,133	2.02
Health Care Providers & Services
Advarra Holdings, Inc.	(5) (9)	S +	5.75%	10.56%	08/24/2029	13,144	12,929	12,583	0.90

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Advarra Holdings, Inc.	(5) (9) (12)	S +	5.75%	10.56%	08/24/2029	—	$(10)	$(51)	—%
CHG Healthcare Services, Inc.	(9)	L +	3.25%	8.09%	09/29/2028	4,937	4,953	4,884	0.35
DCA Investment Holdings, LLC	(5) (6) (8)	S +	6.50%	11.30%	04/03/2028	7,021	6,961	6,791	0.49
DCA Investment Holdings, LLC	(5) (8)	S +	6.50%	11.30%	04/03/2028	1,654	1,639	1,600	0.11
DCA Investment Holdings, LLC	(5) (8) (12)	S +	6.50%	11.30%	04/03/2028	398	371	349	0.03
Electron BidCo, Inc.	(9)	L +	3.00%	7.84%	11/01/2028	4,950	4,955	4,870	0.35
Gateway US Holdings, Inc.	(5) (6) (8) (10)	S +	6.50%	11.55%	09/22/2026	11,268	11,190	11,122	0.80
Gateway US Holdings, Inc.	(5) (8) (10)	S +	6.50%	11.55%	11/22/2026	2,589	2,570	2,555	0.18
Gateway US Holdings, Inc.	(5) (8) (10) (12)	S +	6.50%	11.55%	09/22/2026	492	488	484	0.03
Gateway US Holdings, Inc.	(5) (8) (10) (12)	S +	6.50%	11.55%	09/22/2026	250	246	244	0.02
Heartland Veterinary Partners, LLC	(5) (6) (7)	S +	4.75%	9.56%	12/10/2026	2,577	2,557	2,535	0.18
Heartland Veterinary Partners, LLC	(5) (7) (12)	S +	4.75%	9.56%	12/10/2026	5,623	5,579	5,528	0.40
Heartland Veterinary Partners, LLC	(5) (7) (12)	S +	4.75%	9.56%	12/10/2026	—	(4)	(8)	—
iCIMS, Inc.	(5) (8)	S +	7.25%	12.05%	08/18/2028	8,618	8,475	8,524	0.61
Intelerad Medical Systems Incorporated	(5) (7) (10)	S +	6.50%	11.41%	08/21/2026	8,653	8,426	8,280	0.59
Medical Solutions Holdings, Inc.	(9)	S +	3.25%	8.24%	11/01/2028	5,449	5,445	5,288	0.38
Midwest Physician Administrative Services, LLC	(8)	L +	3.25%	8.41%	03/12/2028	3,950	3,942	3,697	0.26
National Mentor Holdings, Inc.	(8)	S +	3.75%	8.68%	03/02/2028	2,747	2,727	2,084	0.15
Parexel International Corporation	(9)	L +	3.25%	8.09%	11/15/2028	6,930	6,944	6,842	0.49
PetVet Care Centers, LLC	(8)	L +	3.50%	8.34%	02/14/2025	4,936	4,948	4,756	0.34
Phoenix Guarantor, Inc.		L +	3.50%	8.34%	03/05/2026	4,937	4,947	4,808	0.34
PPV Intermediate Holdings, LLC	(5) (8)	S +	5.75%	10.58%	08/31/2029	26,853	25,785	25,785	1.85
Southern Veterinary Partners, LLC	(5) (7)	S +	5.50%	10.36%	10/05/2027	9,181	9,017	8,804	0.63
Stepping Stones Healthcare Services, LLC	(5) (8)	L +	5.75%	10.91%	01/02/2029	4,331	4,275	4,144	0.30
Stepping Stones Healthcare Services, LLC	(5) (8) (12)	L +	5.75%	10.91%	01/02/2029	722	710	668	0.05
Stepping Stones Healthcare Services, LLC	(5) (8) (12)	P +	4.75%	12.75%	12/30/2026	400	393	373	0.03
Tivity Health, Inc.	(5) (6) (8)	S +	6.00%	10.90%	06/28/2029	13,253	13,070	12,964	0.93
Vardiman Black Holdings, LLC	(5) (6) (9)	S +	7.00%	11.77%	03/18/2027	6,806	6,750	6,529	0.47
Vardiman Black Holdings, LLC	(5) (9) (12)	S +	7.00%	11.77%	03/18/2027	7,957	7,888	7,628	0.55
Vermont Aus Pty Ltd	(5) (6) (8) (10)	S +	5.50%	10.55%	03/23/2028	22,770	22,269	21,745	1.56
							190,435	186,405	13.37
Health Care Technology
Athenahealth, Inc.	(9)	S +	3.50%	8.26%	02/15/2029	4,424	4,400	4,136	0.30
Athenahealth, Inc.	(9) (12)	S +	3.50%	8.26%	02/15/2029	—	(4)	(35)	—
Ensemble RCM, LLC		S +	3.75%	8.53%	08/03/2026	4,936	4,951	4,929	0.35
eResearchTechnology, Inc.	(7)	L +	4.50%	9.34%	02/04/2027	3,456	3,435	3,259	0.23
Gainwell Acquisition Corp.	(8)	S +	4.00%	9.00%	10/01/2027	6,912	6,936	6,583	0.47

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
MedAssets Software Intermediate Holdings, Inc.	(9)	L +	4.00%	8.84%	12/18/2028	6,930	$6,933	$6,439	0.46%
Navicure, Inc.		L +	4.00%	8.84%	10/22/2026	6,911	6,928	6,883	0.49
Project Ruby Ultimate Parent Corp.	(8)	L +	3.25%	8.09%	03/10/2028	5,431	5,430	5,216	0.37
Symplr Software, Inc.		S +	4.50%	9.28%	12/22/2027	4,937	4,948	4,383	0.31
Verscend Holding Corp.		L +	4.00%	8.84%	08/27/2025	6,911	6,908	6,896	0.49
							50,865	48,689	3.47
Household Products
AI Aqua Merger Sub, Inc.	(9)	S +	3.75%	8.48%	07/31/2028	4,780	4,790	4,598	0.33

Industrial Conglomerates
Excelitas Technologies Corp.	(5) (8)	S +	5.75%	10.61%	08/13/2029	34,767	34,138	33,446	2.40
Excelitas Technologies Corp.	(5) (8)	E +	5.75%	8.36%	08/13/2029	€5,732	5,820	5,991	0.43
Excelitas Technologies Corp.	(5) (8) (12)	S +	5.75%	10.61%	08/13/2029	—	(58)	(153)	(0.01)
Excelitas Technologies Corp.	(5) (8) (12)	S +	5.75%	10.61%	08/14/2028	1,217	1,162	1,100	0.08
Filtration Group Corporation	(9)	L +	3.50%	8.34%	10/21/2028	4,937	4,943	4,857	0.35
Raptor Merger Sub Debt, LLC	(5) (6) (8)	S +	6.75%	11.65%	04/01/2029	32,477	31,554	31,574	2.26
Raptor Merger Sub Debt, LLC	(5) (8) (12)	S +	6.75%	11.56%	04/01/2028	326	258	257	0.02
							77,817	77,072	5.53
Insurance Services
Alliant Holdings Intermediate, LLC	(9)	L +	3.50%	8.28%	11/06/2027	3,939	3,940	3,888	0.28
Amerilife Holdings, LLC	(5) (6) (8)	S +	5.75%	10.88%	08/31/2029	15,076	14,793	14,417	1.03
Foundation Risk Partners Corp.	(5) (6) (8)	S +	6.75%	11.38%	10/30/2028	11,092	10,800	10,643	0.76
Foundation Risk Partners Corp.	(5) (6) (8)	S +	6.75%	11.38%	10/30/2028	6,123	6,043	5,630	0.40
Foundation Risk Partners Corp.	(5) (8) (12)	S +	6.75%	11.24%	10/30/2028	5,622	5,461	4,801	0.34
Foundation Risk Partners Corp.	(5) (8) (12)	S +	6.75%	11.24%	10/30/2028	1,332	1,315	1,224	0.09
Foundation Risk Partners Corp.	(5) (8) (12)	S +	6.75%	11.38%	10/29/2027	—	(8)	(53)	—
Galway Borrower, LLC	(5) (6) (8)	S +	5.25%	10.24%	09/29/2028	31,580	30,951	30,507	2.19
Galway Borrower, LLC	(5) (8) (12)	S +	5.25%	10.24%	09/29/2028	—	(5)	(10)	—
Galway Borrower, LLC	(5) (8) (12)	S +	5.25%	10.41%	09/30/2027	433	396	365	0.03
Higginbotham Insurance Agency, Inc.	(5) (6) (8)	L +	5.25%	10.09%	11/25/2026	1,218	1,209	1,195	0.09
Higginbotham Insurance Agency, Inc.	(5) (8) (12)	L +	5.25%	10.09%	11/25/2026	1,847	1,828	1,793	0.13
High Street Buyer, Inc.	(5) (8) (12)	L +	5.75%	10.80%	02/02/2029	11,875	11,534	11,328	0.81
Hub International Limited	(8)	L +	3.25%	8.06%	04/25/2025	4,937	4,941	4,920	0.35
Integrity Marketing Acquisition, LLC	(5) (6) (8)	L +	6.50%	11.39%	08/27/2025	4,925	4,874	4,847	0.35
Integrity Marketing Acquisition, LLC	(5) (8) (12)	S +	6.05%	10.91%	08/27/2025	35,941	35,303	34,872	2.50
Integrity Marketing Acquisition, LLC	(5) (8)	L +	6.05%	10.97%	08/27/2025	3,713	3,673	3,654	0.26
Keystone Agency Investors	(5) (6) (7)	S +	6.25%	10.80%	05/03/2027	6,887	6,792	6,771	0.49

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares		Cost(4)		Fair Value	Percentage of Net Assets
Keystone Agency Investors	(5) (6) (7)	S +	6.25%	10.80%	05/03/2027	3,714		$3,657		$3,652	0.26%
Keystone Agency Investors	(5) (7)	S +	6.25%	10.80%	05/03/2027	3,597		3,553		3,536	0.25
Long Term Care Group, Inc.	(5) (6) (8)	L +	6.00%	10.90%	09/08/2027	11,385	—	11,192	—	10,208	0.73
Oakbridge Insurance Agency, LLC	(5) (6) (7)	S +	5.75%	10.66%	12/31/2026	12,388		12,207		12,125	0.87
Oakbridge Insurance Agency, LLC	(5) (7) (12)	S +	5.75%	10.66%	12/31/2026	1,062		1,015		949	0.07
Oakbridge Insurance Agency, LLC	(5) (7) (12)	S +	5.75%	10.66%	12/31/2026	273		265		259	0.02
Patriot Growth Insurance Services, LLC	(5) (6) (8)	L +	5.50%	10.38%	10/16/2028	6,554		6,473		6,314	0.45
Patriot Growth Insurance Services, LLC	(5) (8) (12)	L +	5.75%	10.78%	10/14/2028	5,784		5,529		4,896	0.35
Patriot Growth Insurance Services, LLC	(5) (8) (12)	L +	5.50%	10.38%	10/16/2028	—		(7)		(17)	—
Peter C. Foy & Associates Insurance Services, LLC	(5) (6) (8)	L +	6.00%	11.21%	11/01/2028	3,944		3,910		3,791	0.27
Peter C. Foy & Associates Insurance Services, LLC	(5) (8)	S +	6.00%	11.12%	11/01/2028	2,722		2,685		2,617	0.19
Peter C. Foy & Associates Insurance Services, LLC	(5) (6) (8)	L +	6.00%	11.12%	11/01/2028	9,905		9,819		9,521	0.68
Peter C. Foy & Associates Insurance Services, LLC	(5) (8)	S +	6.00%	11.12%	11/01/2028	6,812		6,719		6,548	0.47
Peter C. Foy & Associates Insurance Services, LLC	(5) (8)	L +	6.00%	11.21%	11/01/2028	1,096		1,087		1,053	0.08
Peter C. Foy & Associates Insurance Services, LLC	(5) (8) (12)	L +	6.00%	11.21%	11/01/2027	—		(1)		(7)	—
RSC Acquisition, Inc.	(5) (8)	S +	5.50%	10.50%	10/30/2026	5,602		5,561		5,471	0.39
RSC Acquisition, Inc.	(5) (8) (12)	S +	5.50%	10.50%	10/30/2026	15,353		15,061		14,505	1.04
RSC Acquisition, Inc.	(5) (8)	S +	5.50%	10.50%	11/02/2026	7,816		7,752		7,632	0.55
USI, Inc.		L +	3.25%	8.41%	12/02/2026	4,196		4,192		4,185	0.30
World Insurance Associates, LLC	(5) (6) (7)	S +	5.75%	10.65%	04/01/2026	2,232		2,199		2,178	0.16
World Insurance Associates, LLC	(5) (7) (12)	S +	5.75%	10.65%	04/01/2026	25,541		25,038		24,701	1.77
World Insurance Associates, LLC	(5) (6) (7)	S +	5.75%	10.65%	04/01/2026	10,220		10,068		9,975	0.71
								281,814		274,884	19.71
Interactive Media & Services
Arches Buyer, Inc.	(9)	S +	3.25%	8.16%	12/06/2027	2,468		2,461		2,320	0.17
Spectrio, LLC	(5) (7) (12)	L +	6.00%	11.00%	12/09/2026	—		—		(211)	(0.02)
Triple Lift, Inc.	(5) (6) (8)	S +	5.50%	10.24%	05/08/2028	4,702		4,620		4,533	0.32
								7,081		6,642	0.47
Broadline Retail
PUG, LLC		L +	3.50%	8.34%	02/12/2027	4,936		4,931		3,557	0.25

IT Services
Catalis Intermediate, Inc.	(5) (6) (8)	L +	5.50%	10.66%	08/04/2027	6,805		6,669		5,993	0.43
Catalis Intermediate, Inc.	(5) (8) (12)	L +	5.50%	10.66%	08/04/2027	1,531		1,495		1,263	0.09
Catalis Intermediate, Inc.	(5) (8) (12)	L +	5.50%	10.66%	08/04/2027	736		721		639	0.05
Donuts, Inc.	(5) (6) (8)	S +	6.00%	10.97%	12/29/2027	11,757		11,757		11,555	0.83
Donuts, Inc.	(5) (8) (12)	S +	6.00%	10.97%	12/29/2027	—		—		(95)	(0.01)

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Endure Digital, Inc.	(8)	L +	3.50%	8.22%	02/10/2028	2,469	$2,455	$2,302	0.16%
Imperva, Inc.	(7)	L +	4.00%	8.86%	01/12/2026	4,936	4,955	4,304	0.31
MH Sub I, LLC	(7)	L +	3.75%	8.59%	09/13/2024	4,937	4,947	4,847	0.35
Red Planet Borrower, LLC	(9)	L +	3.75%	8.59%	10/02/2028	4,937	4,951	3,450	0.25
Redwood Services Group, LLC	(5) (8)	S +	6.00%	11.15%	06/15/2029	38,944	38,227	37,643	2.70
Redwood Services Group, LLC	(5) (8) (12)	S +	6.00%	11.15%	06/15/2029	9,245	9,135	8,934	0.64
							85,312	80,835	5.80
Leisure Products
GSM Acquisition Corp. (GSM Outdoors)	(5) (6) (7)	S +	5.00%	10.16%	11/16/2026	7,134	7,077	6,661	0.48
SRAM, LLC	(9)	L +	2.75%	7.59%	05/18/2028	1,853	1,855	1,819	0.13
							8,932	8,480	0.61
Life Sciences Tools & Services
Curia Global, Inc.	(8)	S +	3.75%	8.53%	08/30/2026	6,912	6,924	5,871	0.42

Machinery
Answer Acquisition, LLC	(5) (6) (7)	L +	5.75%	10.91%	12/30/2026	17,120	16,851	16,584	1.19
Answer Acquisition, LLC	(5) (7) (12)	L +	5.75%	10.91%	12/30/2026	—	(20)	(42)	—
Engineered Machinery Holdings, Inc.	(8)	L +	3.50%	8.66%	05/19/2028	2,469	2,479	2,431	0.17
Madison IAQ, LLC	(9)	L +	3.25%	8.30%	06/21/2028	4,937	4,932	4,690	0.34
MHE Intermediate Holdings, LLC	(5) (7)	S +	6.00%	11.06%	07/21/2027	6,239	6,163	6,060	0.43
MHE Intermediate Holdings, LLC	(5) (7)	S +	6.00%	11.06%	12/09/2025	1,628	1,598	1,595	0.11
MHE Intermediate Holdings, LLC	(5) (7)	S +	6.25%	10.91%	07/21/2027	4,959	4,873	4,859	0.35
Vertical US Newco, Inc.	(9)	L +	3.50%	8.60%	07/30/2027	4,938	4,958	4,804	0.34
							41,834	40,981	2.93
Media
Ascend Learning, LLC	(9)	S +	3.50%	8.41%	12/11/2028	4,944	4,935	4,554	0.33
Recorded Books, Inc.		S +	4.00%	8.79%	08/29/2025	5,000	4,989	4,968	0.36
							9,924	9,522	0.69
Metals & Mining
Clydesdale Acquisition Holdings, Inc.	(9)	S +	4.18%	9.08%	04/13/2029	4,963	4,920	4,840	0.35

Multi-Utilities
AWP Group Holdings, Inc.	(5) (6) (7)	S +	4.75%	9.63%	12/22/2027	13,042	12,142	12,142	0.87

Personal Care Products
Conair Holdings, LLC	(9)	L +	3.75%	8.91%	05/17/2028	3,950	3,954	3,594	0.26

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Pharmaceuticals
Caerus US 1, Inc.	(5) (8) (10)	S +	5.75%	10.65%	05/25/2029	39,696	$38,939	$39,001	2.79%
Caerus US 1, Inc.	(5) (8) (10) (12)	S +	5.75%	10.65%	05/25/2029	—	(54)	(101)	(0.01)
Caerus US 1, Inc.	(5) (8) (10) (12)	S +	5.75%	10.65%	05/25/2029	1,306	1,228	1,233	0.09
Cambrex Corporation		S +	3.50%	8.41%	12/04/2026	2,434	2,439	2,401	0.17
Packaging Coordinators Midco, Inc.	(8)	L +	3.50%	8.66%	11/30/2027	6,912	6,929	6,743	0.48
							49,481	49,277	3.52
Professional Services
Bridgepointe Technologies, LLC	(5) (7)	S +	6.50%	11.55%	12/31/2027	5,590	5,376	5,365	0.38
Bridgepointe Technologies, LLC	(5) (7) (12)	S +	6.50%	11.41%	12/31/2027	423	278	273	0.02
Bullhorn, Inc.	(5) (7)	L +	5.75%	10.91%	09/30/2026	3,159	3,133	3,092	0.22
Bullhorn, Inc.	(5) (7)	L +	5.75%	10.91%	09/30/2026	361	358	354	0.03
Bullhorn, Inc.	(5) (7) (12)	L +	5.75%	10.91%	09/30/2026	—	(1)	(3)	—
GHX Ultimate Parent Corporation	(7)	L +	3.25%	8.09%	06/28/2024	3,948	3,948	3,908	0.28
KWOR Acquisition, Inc.	(5) (6) (8)	L +	5.25%	10.09%	12/22/2028	23,044	22,664	22,083	1.58
KWOR Acquisition, Inc.	(5) (8) (12)	L +	5.25%	10.09%	12/22/2028	—	(151)	(713)	(0.05)
KWOR Acquisition, Inc.	(5) (8) (12)	P +	4.25%	12.25%	12/22/2027	441	430	401	0.03
Project Boost Purchaser, LLC	(5) (6) (8)	S +	5.25%	10.38%	05/02/2029	11,574	11,470	11,448	0.82
Project Boost Purchaser, LLC	(5) (8) (12)	S +	5.25%	10.38%	05/02/2029	181	170	155	0.01
Project Boost Purchaser, LLC	(5) (8) (12)	S +	5.25%	10.38%	05/02/2028	—	(8)	(11)	—
Tempo Acquisition, LLC		S +	3.00%	7.81%	08/31/2028	4,937	4,959	4,927	0.35
							52,626	51,279	3.67
Real Estate Management & Development
Associations, Inc.	(5) (6) (7)	S +	6.50% (incl. 2.50% PIK)	11.36%	07/02/2027	13,168	13,063	12,689	0.91
Associations, Inc.	(5) (7) (12)	S +	6.50% (incl. 2.50% PIK)	11.36%	07/02/2027	6,898	6,679	5,957	0.43
Associations, Inc.	(5) (7)	S +	6.50% (incl. 2.50% PIK)	11.36%	07/02/2027	5,237	5,193	5,046	0.36
MRI Software, LLC	(5) (7)	L +	5.50%	10.66%	02/10/2026	4,042	4,031	3,987	0.29
MRI Software, LLC	(5) (7) (12)	L +	5.50%	10.66%	02/10/2026	—	(7)	(26)	—
Zarya Intermediate, LLC	(5) (6) (7) (10)	S +	6.50%	11.31%	07/01/2027	27,237	27,237	27,237	1.95
Zarya Intermediate, LLC	(5) (7) (10) (12)	S +	6.50%	11.31%	07/01/2027	—	—	—	—
							56,196	54,890	3.94
Ground Transportation
PODS, LLC	(8)	S +	3.00%	7.92%	03/31/2028	4,937	4,942	4,788	0.34

Software

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Anaplan, Inc.	(5) (8)	S +	6.50%	11.31%	06/21/2029	50,000	$49,080	$49,225	3.53%
Appfire Technologies, LLC	(5) (7)	S +	5.50%	10.33%	03/09/2027	626	622	607	0.04
Appfire Technologies, LLC	(5) (7) (12)	S +	5.50%	10.33%	03/09/2027	730	688	551	0.04
Appfire Technologies, LLC	(5) (7) (12)	S +	5.50%	10.33%	03/09/2027	34	27	16	—
Aptean, Inc.		S +	4.25%	9.16%	04/23/2026	5,991	5,986	5,730	0.41
Astra Acquisition Corp.	(9)	L +	5.25%	10.09%	10/25/2028	1,484	1,471	1,277	0.09
Bottomline Technologies, Inc.	(5) (6) (8)	S +	5.50%	10.26%	05/14/2029	20,696	20,322	20,121	1.44
Bottomline Technologies, Inc.	(5) (8) (12)	S +	5.50%	10.26%	05/15/2028	—	(30)	(48)	—
Cloudera, Inc.	(9)	S +	3.75%	8.66%	10/08/2028	2,475	2,472	2,357	0.17
Coupa Holdings,LLC	(5) (8)	S +	7.50%	12.29%	02/27/2030	20,712	20,198	20,198	1.45
Coupa Holdings,LLC	(5) (8) (12)	S +	7.50%	12.29%	02/27/2030	—	(9)	(9)	—
Coupa Holdings,LLC	(5) (8) (12)	S +	7.50%	12.29%	02/27/2029	—	(13)	(13)	—
Delta TopCo, Inc.	(8)	S +	3.75%	8.66%	12/01/2027	5,271	5,276	4,873	0.35
ECI Macola Max Holding, LLC	(8)	L +	3.75%	8.91%	11/09/2027	4,937	4,945	4,811	0.34
Epicor Software Corporation	(8)	L +	3.25%	8.09%	07/30/2027	2,468	2,471	2,420	0.17
GoTo Group, Inc.		L +	4.75%	9.59%	08/31/2027	4,937	4,891	2,793	0.20
Greeneden U.S. Holdings II, LLC	(8)	L +	4.00%	8.84%	12/01/2027	3,960	3,958	3,895	0.28
GS AcquisitionCo, Inc.	(5) (7)	S +	5.75%	10.80%	05/22/2026	7,448	7,370	7,324	0.52
GS AcquisitionCo, Inc.	(5) (7)	L +	5.75%	10.91%	05/22/2026	81	80	79	0.01
GS AcquisitionCo, Inc.	(5) (7) (12)	S +	5.75%	10.80%	05/22/2026	—	(2)	(3)	—
Hyland Software, Inc.	(8)	L +	3.50%	8.34%	07/01/2024	5,326	5,332	5,258	0.38
Imprivata, Inc.	(9)	L +	3.75%	8.59%	12/01/2027	6,535	6,534	6,364	0.46
Ivanti Software, Inc.	(8)	L +	4.25%	9.21%	12/01/2027	2,475	2,478	2,022	0.14
Kaseya, Inc.	(5) (8)	S +	5.75%	10.65%	06/25/2029	50,483	49,788	48,807	3.50
Kaseya, Inc.	(5) (8) (12)	S +	5.75%	10.65%	06/25/2029	—	(20)	(102)	(0.01)
Kaseya, Inc.	(5) (8) (12)	S +	5.75%	10.65%	06/25/2029	—	(41)	(102)	(0.01)
LegitScript	(5) (6) (8)	S +	5.25%	10.04%	06/24/2029	35,048	34,408	34,126	2.45
LegitScript	(5) (8) (12)	S +	5.25%	10.06%	06/24/2029	—	(82)	(252)	(0.02)
LegitScript	(5) (8) (12)	S +	5.25%	10.06%	06/24/2028	313	222	176	0.01
Magenta Buyer, LLC	(8)	L +	4.75%	9.58%	07/27/2028	4,950	4,934	4,064	0.29
Maverick Bidco, Inc.	(8)	L +	3.75%	8.58%	05/18/2028	3,960	3,943	3,757	0.27
Mediaocean, LLC	(9)	S +	3.50%	8.41%	12/15/2028	1,980	1,986	1,871	0.13
Matrix Parent, Inc.	(5) (6) (8)	S +	5.00%	10.06%	03/01/2029	12,903	12,789	9,096	0.65
Montana Buyer, Inc.	(5) (6) (8)	S +	5.75%	10.57%	07/22/2029	26,934	26,432	26,097	1.87
Montana Buyer, Inc.	(5) (8) (12)	S +	5.75%	10.57%	07/22/2028	—	(53)	(95)	(0.01)
Netwrix Corporation And Concept Searching, Inc.	(5) (6) (8)	S +	5.00%	9.71%	06/11/2029	19,171	19,010	18,348	1.31
Netwrix Corporation And Concept Searching, Inc.	(5) (8) (12)	S +	5.00%	9.71%	06/11/2029	—	(30)	(247)	(0.02)
Netwrix Corporation And Concept Searching, Inc.	(5) (8) (12)	S +	5.00%	9.88%	06/11/2029	380	367	315	0.02

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Oak Purchaser, Inc.	(5) (8)	S +	5.50%	10.36%	04/28/2028	8,375	$8,302	$8,053	0.58%
Oak Purchaser, Inc.	(5) (8) (12)	S +	5.50%	10.36%	04/28/2028	2,088	2,041	1,874	0.13
Oak Purchaser, Inc.	(5) (8) (12)	S +	5.50%	10.36%	04/28/2028	—	(9)	(43)	—
Panther Commercial Holdings LP	(9)	L +	4.25%	9.08%	01/07/2028	2,469	2,474	2,284	0.16
Polaris Newco, LLC	(9)	L +	4.00%	9.16%	06/02/2028	4,937	4,953	4,492	0.32
Project Leopard Holdings, Inc.	(6) (9) (10)	S +	5.25%	9.80%	07/20/2029	22,224	20,785	20,467	1.47
Proofpoint, Inc.	(9)	L +	3.25%	8.09%	08/31/2028	2,633	2,624	2,569	0.18
Quest Software US Holdings, Inc.		S +	4.25%	9.17%	02/01/2029	3,980	3,956	3,233	0.23
Revalize, Inc.	(5) (7)	S +	5.75%	10.66%	04/15/2027	5,851	5,808	5,591	0.40
Revalize, Inc.	(5) (7) (12)	S +	5.75%	10.66%	04/15/2027	—	(5)	(31)	—
Riskonnect Parent, LLC	(5) (8)	S +	5.50%	10.55%	12/07/2028	5,348	5,258	5,195	0.37
Riskonnect Parent, LLC	(5) (8) (12)	S +	5.50%	10.55%	12/07/2028	—	(51)	(163)	(0.01)
Securonix, Inc.	(5) (6) (8)	S +	6.50%	11.10%	04/05/2028	21,010	20,690	20,098	1.44
Securonix, Inc.	(5) (8) (12)	S +	6.50%	11.10%	04/05/2028	—	(55)	(164)	(0.01)
Skopima Merger Sub, Inc.	(9)	L +	4.00%	8.84%	05/12/2028	2,469	2,474	2,300	0.16
Sophia, LP	(9)	L +	3.50%	8.66%	10/07/2027	5,431	5,428	5,360	0.38
Sovos Compliance, LLC	(9)	L +	4.50%	9.34%	08/11/2028	1,976	1,989	1,868	0.13
Trunk Acquisition, Inc.	(5) (6) (7)	L +	5.50%	10.66%	02/19/2027	6,771	6,717	6,520	0.47
Trunk Acquisition, Inc.	(5) (7) (12)	L +	5.50%	10.66%	02/19/2026	—	(5)	(24)	—
Ultimate Software Group, Inc. (The)		L +	3.75%	8.58%	05/04/2026	4,936	4,945	4,849	0.35
Veritas US, Inc.	(7)	L +	5.00%	9.84%	09/01/2025	4,937	4,946	3,734	0.27
Vision Solutions, Inc.	(8)	L +	4.00%	8.82%	04/24/2028	4,937	4,936	4,382	0.31
							406,001	388,151	27.78
Specialty Retail
Wheel Pros, LLC	(8)	L +	4.50%	9.01%	05/11/2028	2,469	2,471	1,735	0.12

Wireless Telecommunication Services
CCI Buyer, Inc.	(8)	S +	4.00%	8.90%	12/17/2027	2,962	2,918	2,918	0.21
Total First Lien Debt							$2,147,264	$2,082,113	149.19%

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Second Lien Debt
Air Freight & Logistics
Omni Intermediate Holdings, LLC	(5) (7)	S +	9.00%	13.82%		12/30/2027	16,500	$16,056	$16,187	1.16%
Health Care Providers & Services
Heartland Veterinary Partners, LLC	(5) (7)	S +	8.00%	12.81%		12/10/2027	360	354	341	0.02
Heartland Veterinary Partners, LLC	(5) (7) (12)	S +	8.00%	12.84%		12/10/2027	132	130	124	0.01
								484	465	0.03
Software
Matrix Parent, Inc.	(5) (8)	S +	8.00%	13.06%		3/1/2030	10,667	10,496	7,409	0.53
Total Second Lien Debt								$27,036	$24,061	1.72%
Other Securities
Other Debt
Fetch Insurance Services, LLC	(5)		12.75% (incl. 3.75% PIK)			10/31/2027	2,490	$2,421	$2,421	0.17%
Total Other Debt								$2,421	$2,421	0.17%
Preferred Equity
FORTIS Solutions Group, LLC	(5) (11)		12.25%		6/24/2022		3,000,000	$3,220	$3,180	0.23%
Knockout Intermediate Holdings I, Inc.	(5) (11)		11.75%		6/25/2022		9,990	10,366	10,492	0.75
Revalize, Inc.	(5) (11)	S +	10.00%		4/14/2022		1,164	1,213	1,275	0.09
RSK Holdings, Inc. (Riskonnect)	(5) (11)	S+	10.50%		7/7/2022		10,358,600	10,774	10,980	0.79
Total Preferred Equity								$25,573	$25,927	1.86%
Common Equity
Amerilife Holdings, LLC	(5) (11)				9/1/2022		9,880	$273	$277	0.02%
Frisbee Holding, LP (Fetch)	(5) (11)				4/6/2022		28,531	363	363	0.03
LUV Car Wash	(5) (11)				4/6/2022		1,182	1,182	1,182	0.08
Surewerx Topco, LP	(5) (10) (11)				12/28/2022		189	189	189	0.01
Total Common Equity								$2,007	$2,011	0.14%
Total Other Securities								$30,001	$30,359	2.17%
Total Portfolio Investments								$2,204,301	$2,136,533	153.09%

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2023
(In thousands)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of March 31, 2023, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2023, the Company is not an “affiliated person” of any of its portfolio companies.

(2)	Unless otherwise indicated, the Company's investments are pledged as collateral supporting the amounts outstanding under the ING Facility (as defined below). See Note 6 "Debt".
(3)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either EURIBOR ("E"), LIBOR ("L" or “LIBOR”) or SOFR ("S") or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P"), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2023. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2023. As of March 31, 2023, the reference rates for our variable rate loans were the 3-month E at 3.04%, 1-month L at 4.86%, 3-month L at 5.19%, the 6-month L at 5.31%, 1-month S at 4.81%, 3-month S at 4.92%, 6-month S at 4.92% and the P at 8.00%.

(4)	The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(5)	These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Company’s Valuation Designee (the “Valuation Designee”), under the supervision of the Company’s Board of Directors (the “Board of Directors” or “Board”) (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(6)	Assets or a portion thereof are pledged as collateral for the Wells Fargo Funding Facility (as defined below). See Note 6 “Debt”.
(7)	Loan includes interest rate floor of 1.00%.
(8)	Loan includes interest rate floor of 0.75%.
(9)	Loan includes interest rate floor of 0.50%.
(10)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2023 non-qualifying assets represented 7.64% of total assets as calculated in accordance with regulatory requirements.

(11)
Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities”. As of March 31, 2023, the aggregate fair value of these securities is $27,938 or 2.00% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(12)Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of March 31, 2023.

Investments — non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
48Forty Solutions, LLC	0.50%	Revolver	11/30/2026	$5,049	$(216)
ABB Concise Optical Group, LLC	0.50%	Revolver	02/23/2028	94	(7)
Abracon Group Holdings, LLC	1.00%	Delayed Draw Term Loan	07/06/2024	4,327	(155)
Abracon Group Holdings, LLC	0.50%	Revolver	07/06/2028	1,731	(62)
Advarra Holdings, Inc.	1.00%	Delayed Draw Term Loan	08/26/2024	1,191	(51)
Answer Acquisition, LLC	0.50%	Revolver	12/30/2026	1,334	(42)
Apex Service Partners, LLC	1.00%	Delayed Draw Term Loan	01/06/2024	2,775	(146)
Appfire Technologies, LLC	0.50%	Delayed Draw Term Loan	06/13/2024	5,348	(158)
Appfire Technologies, LLC	0.50%	Revolver	03/09/2027	562	(17)
Applitools, Inc.	0.50%	Revolver	05/25/2028	1,400	(69)
Associations, Inc.	1.00%	Delayed Draw Term Loan	06/10/2024	18,964	(690)
Athenahealth, Inc.	3.50%	Delayed Draw Term Loan	02/15/2029	543	(35)
Atlas Us Finco, Inc.	0.50%	Revolver	12/09/2028	1,283	(32)

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2023
(In thousands)

Investments — non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Avalara, Inc.	0.50%	Revolver	10/19/2028	$1,404	$(16)
Bottomline Technologies, Inc.	0.50%	Revolver	05/15/2028	1,733	(48)
Bridgepointe Technologies, LLC	0.50%	Delayed Draw Term Loan	09/23/2024	3,313	(133)
Bullhorn, Inc.	0.50%	Revolver	09/30/2026	143	(3)
Caerus US 1, Inc.	1.00%	Delayed Draw Term Loan	10/31/2024	5,739	(100)
Caerus US 1, Inc.	0.50%	Revolver	05/25/2029	2,873	(50)
Catalis Intermediate, Inc.	1.00%	Delayed Draw Term Loan	08/04/2023	718	(86)
Catalis Intermediate, Inc.	0.50%	Revolver	08/04/2027	82	(10)
Cerity Partners, LLC	1.00%	Delayed Draw Term Loan	12/30/2023	2,482	(47)
Coupa Holdings,LLC	1.00%	Delayed Draw Term Loan	08/27/2024	699	(9)
Coupa Holdings,LLC	0.50%	Revolver	02/27/2029	536	(13)
DCA Investment Holdings, LLC	1.00%	Delayed Draw Term Loan	12/28/2023	1,112	(36)
Donuts, Inc.	0.25%	Delayed Draw Term Loan	08/14/2023	5,541	(95)
Dwyer Instruments, Inc.	1.00%	Delayed Draw Term Loan	07/01/2024	5,466	(200)
Dwyer Instruments, Inc.	0.50%	Revolver	07/21/2027	2,127	(78)
Energy Labs Holdings Corp.	1.00%	Delayed Draw Term Loan	04/13/2023	896	(25)
Energy Labs Holdings Corp.	0.50%	Revolver	04/07/2028	974	(27)
Excelitas Technologies Corp.	0.50%	Delayed Draw Term Loan	08/11/2024	4,023	(153)
Excelitas Technologies Corp.	0.50%	Revolver	08/14/2028	1,878	(71)
FLS Holding, Inc.	0.50%	Revolver	12/17/2027	833	(12)
Fortis Solutions Group, LLC	0.50%	Delayed Draw Term Loan	06/24/2024	12,922	(295)
Fortis Solutions Group, LLC	0.50%	Revolver	10/15/2027	557	(13)
Foundation Risk Partners Corp.	1.00%	Delayed Draw Term Loan	04/14/2024	7,897	(368)
Foundation Risk Partners Corp.	0.38%	Revolver	10/29/2027	653	(53)
GS AcquisitionCo, Inc.	0.50%	Revolver	05/22/2026	170	(3)
Galway Borrower, LLC	1.00%	Delayed Draw Term Loan	09/30/2023	292	(10)
Galway Borrower, LLC	0.50%	Revolver	09/30/2027	1,581	(54)
Gateway US Holdings, Inc.	1.00%	Delayed Draw Term Loan	04/15/2024	96	(1)
Gateway US Holdings, Inc.	0.50%	Revolver	09/22/2024	204	(3)
GraphPad Software, LLC	1.00%	Delayed Draw Term Loan	04/27/2027	4,412	(109)
Groundworks, LLC	1.00%	Delayed Draw Term Loan	09/14/2024	952	(14)
Groundworks, LLC	0.50%	Revolver	03/14/2029	305	(9)
Heartland Home Services	0.75%	Delayed Draw Term Loan	08/10/2023	5,759	(128)
Heartland Veterinary Partners, LLC	0.75%	Delayed Draw Term Loan	11/17/2023	225	(4)
Heartland Veterinary Partners, LLC	0.50%	Revolver	12/10/2026	519	(8)
Higginbotham Insurance Agency, Inc.	1.00%	Delayed Draw Term Loan	12/22/2023	1,032	(20)
High Street Buyer, Inc.	1.00%	Delayed Draw Term Loan	08/11/2023	15,732	(311)
Integrity Marketing Acquisition, LLC	1.00%	Delayed Draw Term Loan	06/21/2024	8,055	(196)

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2023
(In thousands)

Investments — non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
KPSKY Acquisition, Inc.	1.00%	Delayed Draw Term Loan	06/17/2024	$9,608	$(395)
KWOR Acquisition, Inc.	1.00%	Delayed Draw Term Loan	06/22/2024	17,106	(713)
KWOR Acquisition, Inc.	0.50%	Revolver	12/22/2027	534	(22)
Kaseya, Inc.	0.50%	Delayed Draw Term Loan	06/22/2024	3,064	(102)
Kaseya, Inc.	0.50%	Revolver	05/02/2029	3,064	(102)
LJ Avalon Holdings, LLC	1.00%	Delayed Draw Term Loan	08/01/2024	1,215	(18)
LJ Avalon Holdings, LLC	0.50%	Revolver	02/01/2029	486	(14)
LUV Car Wash Group, LLC	1.00%	Delayed Draw Term Loan	03/14/2024	2,812	(39)
LegitScript	1.00%	Delayed Draw Term Loan	06/24/2024	9,568	(252)
LegitScript	0.50%	Revolver	06/24/2028	4,896	(129)
Lightspeed Solution, LLC	0.50%	Delayed Draw Term Loan	03/01/2024	4,537	(153)
MRI Software, LLC	0.50%	Delayed Draw Term Loan	02/10/2026	1,935	(26)
Magnolia Wash Holdings	0.50%	Revolver	07/08/2028	183	(12)
Mammoth Holdings, LLC	0.50%	Delayed Draw Term Loan	10/29/2023	1,431	(18)
Mantech International CP	0.50%	Delayed Draw Term Loan	09/14/2024	5,200	(84)
Mantech International CP	0.50%	Revolver	09/14/2028	3,200	(52)
Montana Buyer, Inc.	0.50%	Revolver	07/22/2028	3,049	(95)
Netwrix Corporation And Concept Searching, Inc.	0.50%	Delayed Draw Term Loan	06/09/2024	5,767	(247)
Netwrix Corporation And Concept Searching, Inc.	0.25%	Revolver	06/01/2029	1,141	(49)
Oak Purchaser, Inc.	0.50%	Delayed Draw Term Loan	04/28/2024	3,495	(134)
Oak Purchaser, Inc.	0.50%	Revolver	04/30/2029	1,117	(43)
Oakbridge Insurance Agency, LLC	1.00%	Delayed Draw Term Loan	03/31/2024	4,220	(90)
Oakbridge Insurance Agency, LLC	0.50%	Revolver	12/31/2026	362	(8)
Omni Intermediate Holdings, LLC	1.00%	Delayed Draw Term Loan	06/24/2024	485	(16)
Omni Intermediate Holdings, LLC	0.50%	Revolver	12/30/2025	710	(24)
PT Intermediate Holdings III, LLC	1.00%	Delayed Draw Term Loan	09/02/2024	5,555	(96)
Patriot Growth Insurance Services, LLC	0.75%	Delayed Draw Term Loan	07/08/2024	18,623	(678)
Patriot Growth Insurance Services, LLC	0.50%	Revolver	10/16/2028	468	(17)
Peter C. Foy & Associates Insurance Services, LLC	0.50%	Revolver	11/01/2027	185	(7)
Portfolio Group	1.00%	Delayed Draw Term Loan	11/19/2023	1,500	(43)
Project Boost Purchaser, LLC	1.00%	Delayed Draw Term Loan	05/02/2024	2,225	(24)
Project Boost Purchaser, LLC	0.38%	Revolver	05/02/2027	963	(10)
QW Holding Corporation	1.00%	Delayed Draw Term Loan	05/02/2024	389	—
QW Holding Corporation	0.50%	Revolver	08/31/2024	3,046	—
RSC Acquisition, Inc.	1.00%	Delayed Draw Term Loan	05/31/2024	20,749	(488)
Randy's Holdings, Inc.	1.00%	Delayed Draw Term Loan	11/01/2024	3,769	(95)
Randy's Holdings, Inc.	0.50%	Revolver	10/31/2027	1,223	(31)
Raptor Merger Sub Debt, LLC	0.38%	Revolver	04/01/2028	2,116	(59)

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2023
(In thousands)

Investments — non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Redwood Services Group, LLC	0.00%	Delayed Draw Term Loan	12/22/2023	$66	$(2)
Revalize, Inc.	0.50%	Revolver	04/15/2027	709	(31)
Riskonnect Parent, LLC	0.50%	Delayed Draw Term Loan	07/07/2024	5,713	(163)
RoadOne IntermodaLogistics	1.00%	Delayed Draw Term Loan	06/30/2024	116	(2)
RoadOne IntermodaLogistics	0.50%	Revolver	12/30/2028	100	(3)
Securonix, Inc.	0.50%	Revolver	04/05/2028	3,782	(164)
Sherlock Buyer Corp.	1.00%	Delayed Draw Term Loan	12/08/2023	2,053	(33)
Sherlock Buyer Corp.	0.50%	Revolver	12/08/2027	821	(13)
Smarsh, Inc.	1.00%	Delayed Draw Term Loan	02/18/2024	536	(18)
Smarsh, Inc.	0.50%	Revolver	02/16/2029	214	(7)
Spectrio, LLC	0.75%	Delayed Draw Term Loan	12/09/2026	12,500	(211)
Spotless Brands, LLC	0.50%	Revolver	07/25/2028	626	(21)
Stepping Stones Healthcare Services, LLC	1.00%	Delayed Draw Term Loan	01/14/2024	525	(23)
Stepping Stones Healthcare Services, LLC	0.50%	Revolver	12/30/2026	225	(10)
Summit Buyer, LLC	1.00%	Delayed Draw Term Loan	07/15/2024	7,309	(251)
Surewerx Purchaser III, Inc.	1.00%	Delayed Draw Term Loan	06/27/2024	417	(8)
Surewerx Purchaser III, Inc.	0.50%	Revolver	12/28/2028	394	(7)
Sweep Purchaser, LLC	1.00%	Delayed Draw Term Loan	05/05/2024	819	(37)
Tamarack Intermediate, LLC	0.50%	Revolver	03/13/2028	2,066	(104)
Tank Holding Corp.	0.38%	Revolver	03/31/2028	1,338	(55)
Trunk Acquisition, Inc.	0.50%	Revolver	02/19/2026	643	(24)
V Global Holdings, LLC	0.50%	Revolver	12/22/2025	1,708	(70)
VRC Companies, LLC	0.75%	Delayed Draw Term Loan	01/06/2024	1,828	(49)
Vardiman Black Holdings, LLC	1.25%	Delayed Draw Term Loan	03/18/2024	122	(5)
World Insurance Associates, LLC	1.00%	Delayed Draw Term Loan	11/26/2023	9,459	(227)
Zarya Intermediate, LLC	0.50%	Revolver	07/01/2027	2,807	—
Total First Lien Debt Unfunded Commitments				$355,428	$(10,414)
Second Lien Debt
Heartland Veterinary Partners, LLC	0.50%	Delayed Draw Term Loan	11/17/2023	$8	$—
Total Second Lien Debt Unfunded Commitments				$8	$—
Total Unfunded Commitments				$355,436	$(10,414)

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
First Lien Debt
Aerospace & Defense
KKR Apple Bidco, LLC	(9)	L +	2.75%	7.13%	09/23/2028	4,950	$4,944	$4,875	0.39%
Mantech International CP	(5) (6) (8)	S +	5.75%	9.58%	09/14/2029	21,546	21,129	20,990	1.66
Mantech International CP	(5) (8) (13)	S +	5.75%	9.58%	09/14/2029	—	(50)	(134)	(0.01)
Mantech International CP	(5) (8) (13)	S +	5.75%	9.58%	09/14/2028	—	(61)	(83)	(0.01)
							25,962	25,648	2.03
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(5) (8)	L +	5.75%	10.48%	06/11/2027	51,422	50,468	49,437	3.90
Omni Intermediate Holdings, LLC	(5) (6) (7)	S +	5.00%	9.73%	12/30/2026	9,681	9,571	9,271	0.73
Omni Intermediate Holdings, LLC	(5) (7) (13)	S +	5.00%	9.73%	12/30/2026	1,346	1,313	1,242	0.10
Omni Intermediate Holdings, LLC	(5) (7) (13)	S +	5.00%	9.73%	12/30/2025	—	(5)	(30)	—
RoadOne IntermodaLogistics	(5) (7)	S +	6.25%	10.81%	12/30/2028	660	640	640	0.05
RoadOne IntermodaLogistics	(5) (7) (13)	S +	6.25%	10.81%	12/30/2028	—	(2)	(2)	—
RoadOne IntermodaLogistics	(5) (7) (13)	S +	6.25%	10.81%	12/30/2028	30	26	26	—
							62,011	60,584	4.78
Automobile Components
Continental Battery Company	(5) (6) (7)	L +	6.75%	11.48%	01/20/2027	6,188	6,083	5,903	0.47
Les Schwab Tire Centers	(8)	L +	3.25%	6.58%	11/02/2027	4,949	4,955	4,869	0.38
Randy's Holdings, Inc.	(5) (6) (7)	S +	6.50%	10.59%	11/01/2028	11,308	10,976	10,976	0.87
Randy's Holdings, Inc.	(5) (7) (13)	S +	6.50%	10.59%	11/01/2028	—	(52)	(52)	—
Randy's Holdings, Inc.	(5) (7) (13)	S +	6.50%	10.59%	11/01/2028	237	194	194	0.02
Sonny's Enterprises, LLC	(5) (7)	S +	5.50%	9.74%	08/05/2026	2,153	2,119	2,062	0.16
Sonny's Enterprises, LLC	(5) (7)	S +	6.75%	9.74%	08/05/2026	6,103	6,010	5,844	0.46
							30,285	29,796	2.35
Automobiles
ARI Network Services, Inc.	(5) (6) (8)	S +	5.50%	9.92%	02/28/2025	14,231	14,025	13,827	1.09
Portfolio Group	(5) (7) (13)	L +	6.00%	11.15%	12/02/2025	999	922	909	0.07
Summit Buyer, LLC	(5) (7) (13)	L +	5.75%	10.13%	01/14/2026	—	(63)	(323)	(0.03)
							14,884	14,413	1.14
Beverages
Triton Water Holdings, Inc.	(9)	L +	3.50%	8.23%	03/31/2028	4,950	4,928	4,586	0.36
Biotechnology
GraphPad Software, LLC	(5) (6) (7)	L +	5.50%	10.23%	04/27/2027	8,007	7,939	7,743	0.61
GraphPad Software, LLC	(5) (7) (13)	L +	5.50%	10.23%	04/27/2027	—	(35)	(145)	(0.01)
							7,904	7,598	0.60
Building Products
ACProducts, Inc.	(9)	L +	4.25%	8.98%	05/17/2028	4,950	4,933	3,685	0.29

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Chamberlain Group, Inc.	(9)	L +	3.25%	7.63%	11/03/2028	3,960	$3,955	$3,726	0.29%
Icebox Holdco III, Inc.	(9)	L +	3.50%	8.23%	12/22/2028	2,485	2,488	2,285	0.18
White Cap Buyer, LLC		S +	3.75%	8.07%	10/19/2027	2,481	2,484	2,395	0.19
							13,860	12,091	0.95
Chemicals
Olympus Water US Holding Corporation	(9)	L +	3.75%	8.50%	11/09/2028	2,970	2,973	2,845	0.22
Tank Holding Corp.	(8)	S +	5.75%	10.17%	03/31/2028	32,968	32,374	31,155	2.46
Tank Holding Corp.	(8) (13)	P +	4.75%	12.25%	03/31/2028	311	278	208	0.02
V Global Holdings, LLC	(5) (6) (8)	S +	5.75%	8.99%	12/22/2027	14,710	14,443	13,976	1.10
V Global Holdings, LLC	(5) (8) (13)	S +	5.75%	8.99%	12/22/2025	—	(33)	(101)	(0.01)
							50,035	48,083	3.80
Commercial Services & Supplies
Allied Universal Holdco, LLC	(9)	S +	3.75%	8.17%	05/12/2028	6,930	6,921	6,570	0.52
Atlas Us Finco, Inc.	(5) (6) (7) (10)	S +	7.25%	11.48%	12/09/2029	13,852	13,439	13,439	1.06
Atlas Us Finco, Inc.	(5) (7) (10) (13)	S +	7.25%	11.48%	12/09/2028	—	(38)	(38)	—
Belfor Holdings, Inc.	(8)	L +	4.00%	8.38%	04/06/2026	4,949	4,954	4,899	0.39
BPG Holdings IV Corp.	(5) (8)	S +	6.00%	10.54%	07/29/2029	16,845	15,751	15,751	1.24
DG Investment Intermediate Holdings 2, Inc.	(8)	L +	3.75%	8.07%	03/31/2028	4,460	4,463	4,259	0.34
Employbridge Holding Company	(8)	L +	4.75%	9.49%	07/19/2028	2,475	2,475	2,006	0.16
FLS Holding, Inc.	(5) (6) (7) (10)	L +	5.25%	10.40%	12/15/2028	9,583	9,415	9,427	0.74
FLS Holding, Inc.	(5) (7) (10)	L +	5.25%	10.40%	12/15/2028	2,083	2,045	2,049	0.16
FLS Holding, Inc.	(5) (7) (10) (13)	L +	5.25%	10.40%	12/17/2027	—	(14)	(14)	—
LHS Borrower, LLC		S +	4.75%	9.17%	02/17/2029	2,476	2,437	2,015	0.16
PECF USS Intermediate Holding III Corporation	(9)	L +	4.25%	8.63%	12/15/2028	4,950	4,961	4,113	0.32
QW Holding Corporation	(5) (6) (7)	L +	5.50%	9.44%	08/31/2026	18,144	17,908	17,467	1.38
QW Holding Corporation	(5) (7) (13)	L +	5.50%	9.44%	08/31/2026	3,771	3,728	3,600	0.28
QW Holding Corporation	(5) (7) (13)	L +	5.50%	9.44%	08/31/2026	—	(58)	(171)	(0.01)
Sherlock Buyer Corp.	(5) (6) (8)	L +	5.75%	10.48%	12/08/2028	7,063	6,938	6,907	0.55
Sherlock Buyer Corp.	(5) (8) (13)	L +	5.75%	10.48%	12/08/2028	—	(18)	(45)	—
Sherlock Buyer Corp.	(5) (8) (13)	L +	5.75%	10.48%	12/08/2027	—	(14)	(18)	—
SITEL Worldwide Corporation	(9)	L +	3.75%	8.14%	08/28/2028	4,950	4,967	4,879	0.39
Surewerx Purchaser III, Inc.	(5) (6) (8) (10)	S +	6.75%	11.30%	12/28/2029	6,474	6,280	6,280	0.50
Surewerx Purchaser III, Inc.	(5) (8) (10) (13)	S +	6.75%	11.30%	12/28/2028	89	68	68	0.01
Surewerx Purchaser III, Inc.	(5) (8) (10) (13)	S +	6.75%	11.30%	12/28/2029	—	(26)	(27)	—
Sweep Purchaser, LLC	(5) (7) (13)	L +	5.75%	10.47%	11/30/2026	2,865	2,807	2,668	0.21
Sweep Purchaser, LLC	(5) (7)	L +	5.75%	10.47%	11/30/2026	1,733	1,705	1,641	0.13
Tamarack Intermediate, LLC	(5) (6) (8)	S +	5.75%	9.23%	03/13/2028	15,049	14,780	14,387	1.14
Tamarack Intermediate, LLC	(5) (8) (13)	S +	5.75%	9.23%	03/13/2028	251	208	143	0.01

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
TruGreen Limited Partnership	(8)	L +	4.00%	8.38%	11/02/2027	4,949	$4,906	$4,383	0.35%
USIC Holdings, Inc.	(8)	L +	3.50%	7.88%	05/12/2028	6,937	6,899	6,609	0.52
Valcourt Holdings II, LLC	(5) (6) (7)	S +	5.25%	9.98%	01/07/2027	3,265	3,208	3,227	0.25
VRC Companies, LLC	(5) (6) (8)	S +	5.75%	8.52%	06/29/2027	13,547	13,359	13,073	1.03
VRC Companies, LLC	(5) (8) (13)	S +	5.75%	8.52%	06/29/2027	5,523	5,300	4,949	0.39
							159,754	154,496	12.20
Construction & Engineering
Centuri Group, Inc.	(9)	L +	2.50%	7.24%	08/27/2028	2,701	2,698	2,649	0.21
KPSKY Acquisition, Inc.	(5) (6) (8)	L +	5.50%	9.89%	10/19/2028	6,516	6,401	6,223	0.49
KPSKY Acquisition, Inc.	(5) (8) (13)	P +	4.67%	12.00%	10/19/2028	2,316	2,173	1,715	0.14
							11,272	10,587	0.84
Construction Materials
SRS Distribution, Inc.	(9)	L +	3.50%	7.88%	06/02/2028	5,459	5,457	5,208	0.41
Consumer Finance
Deerfield Dakota Holding, LLC	(7)	S +	3.75%	8.07%	04/09/2027	4,949	4,970	4,614	0.36
Containers & Packaging
BP Purchaser, LLC	(5) (6) (8)	L +	5.50%	10.24%	12/11/2028	9,817	9,644	9,165	0.72
Fortis Solutions Group, LLC	(5) (8)	L +	5.50%	9.73%	10/13/2028	6,424	6,322	6,215	0.49
Fortis Solutions Group, LLC	(5) (8) (13)	L +	5.50%	9.73%	10/13/2028	—	(90)	(425)	(0.03)
Fortis Solutions Group, LLC	(5) (8) (13)	L +	5.50%	9.73%	10/15/2027	86	75	65	0.01
Proampac PG Borrower, LLC	(8)	L +	3.75%	7.87%	11/03/2025	4,950	4,965	4,725	0.37
							20,916	19,745	1.56
Distributors
48Forty Solutions, LLC	(5) (7)	S +	5.55%	9.81%	11/30/2026	36,997	36,278	35,164	2.78
48Forty Solutions, LLC	(5) (7) (13)	S +	5.50%	9.81%	11/30/2026	—	(95)	(287)	(0.02)
ABB Concise Optical Group, LLC	(5) (6) (8)	L +	7.50%	12.67%	02/23/2028	17,977	17,578	17,165	1.36
ABB Concise Optical Group, LLC	(5) (8) (13)	P +	6.50%	14.00%	02/23/2028	1,792	1,752	1,707	0.13
Avalara, Inc.	(5) (8)	S +	7.25%	11.83%	10/19/2028	14,044	13,701	13,701	1.08
Avalara, Inc.	(5) (8) (13)	S +	7.25%	11.83%	10/19/2028	—	(34)	(34)	—
PT Intermediate Holdings III, LLC	(5) (6) (8)	L +	5.50%	10.23%	11/01/2028	17,928	17,751	17,410	1.37
PT Intermediate Holdings III, LLC	(5) (8)	L +	5.50%	10.23%	11/01/2028	1,074	1,059	1,043	0.08
PT Intermediate Holdings III, LLC	(5) (8)	L +	5.50%	10.23%	11/01/2028	5,024	4,971	4,879	0.39
Radwell Parent, LLC	(5) (6) (8)	S +	6.75%	11.33%	04/01/2029	32,558	31,607	31,607	2.50
Radwell Parent, LLC	(5) (8) (13)	S +	6.75%	11.33%	04/01/2028	—	(71)	(71)	(0.01)
							124,497	122,284	9.66
Diversified Consumer Services
Asurion, LLC		L +	3.25%	7.63%	12/23/2026	4,949	4,939	4,402	0.35
FPG Intermediate Holdco, LLC	(5) (7)	S +	6.50%	10.92%	03/05/2027	7,746	7,603	7,360	0.58

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Heartland Home Services	(5) (8) (13)	L +	5.75%	10.10%	12/15/2026	20,648	$20,460	$19,821	1.57%
Lightspeed Solution, LLC	(5) (6)	S +	6.50%	10.82%	03/01/2028	15,171	14,902	14,615	1.15
Lightspeed Solution, LLC	(5) (13)	S +	6.50%	10.82%	03/01/2028	—	(42)	(178)	(0.01)
LUV Car Wash Group, LLC	(5) (7) (13)	L +	5.50%	9.24%	12/09/2026	3,817	3,763	3,682	0.29
LUV Car Wash Group, LLC	(5) (6) (7)	L +	5.50%	9.24%	12/09/2026	3,574	3,544	3,500	0.28
Magnolia Wash Holdings	(5) (7)	S +	6.50%	10.32%	07/14/2028	9,630	9,449	9,224	0.73
Magnolia Wash Holdings	(5) (7)	S +	6.50%	10.32%	07/14/2028	1,804	1,770	1,728	0.14
Magnolia Wash Holdings	(5) (7) (13)	S +	6.50%	10.32%	07/14/2028	223	216	206	0.02
Mammoth Holdings, LLC	(5) (7) (13)	S +	6.00%	9.82%	10/16/2023	11,704	11,633	11,704	0.92
Spin Holdco, Inc.	(8)	L +	4.00%	8.77%	03/03/2028	4,950	4,961	4,157	0.33
Spotless Brands, LLC	(5) (6) (7)	S +	6.50%	10.71%	07/25/2028	24,521	24,057	23,562	1.86
Spotless Brands, LLC	(5) (7)	S +	6.50%	10.71%	07/25/2028	4,635	4,546	4,454	0.35
Spotless Brands, LLC	(5) (7) (13)	S +	6.50%	10.71%	07/25/2028	—	(15)	(31)	—
							111,786	108,206	8.55
Financial Services
Applitools, Inc.	(5) (8) (10)	S +	6.25%	10.57%	05/25/2029	10,337	10,153	10,161	0.80
Applitools, Inc.	(5) (8) (10) (13)	S +	6.25%	10.57%	05/25/2028	—	(25)	(24)	—
Cerity Partners, LLC	(5) (6) (8)	S +	6.75%	11.32%	12/29/2029	3,181	3,086	3,086	0.24
Cerity Partners, LLC	(5) (8) (13)	S +	6.75%	11.32%	12/29/2029	167	22	22	—
Finastra USA, Inc.	(7) (10)	L +	3.50%	6.87%	06/13/2024	4,945	4,941	4,362	0.34
SitusAMC Holdings Corp.	(5) (6) (8)	L +	5.50%	10.23%	12/22/2027	5,558	5,510	5,316	0.42
Smarsh, Inc.	(5) (8)	S +	6.50%	11.29%	02/16/2029	4,286	4,208	4,126	0.33
Smarsh, Inc.	(5) (8) (13)	S +	6.50%	11.29%	02/16/2029	536	521	496	0.04
Smarsh, Inc.	(5) (8) (13)	S +	6.50%	11.29%	02/16/2029	—	(5)	(10)	—
							28,411	27,535	2.17
Electrical Equipment
Dynacast International, LLC	(7)	L +	4.50%	9.20%	07/22/2025	2,253	2,261	1,940	0.15
Electronic Equipment, Instruments & Components
Abracon Group Holdings, LLC	(5) (6) (8)	S +	5.75%	10.48%	07/06/2028	23,884	23,437	22,654	1.79
Abracon Group Holdings, LLC	(5) (8) (13)	S +	5.75%	10.48%	07/06/2028	—	(40)	(223)	(0.02)
Abracon Group Holdings, LLC	(5) (8) (13)	S +	5.75%	10.48%	07/06/2028	—	(32)	(89)	(0.01)
Alliance Laundry Systems, LLC	(8)	L +	3.50%	7.41%	10/08/2027	4,949	4,960	4,846	0.38
Dwyer Instruments, Inc.	(5) (6) (8)	L +	6.00%	10.73%	07/21/2027	21,724	21,325	20,740	1.64
Dwyer Instruments, Inc.	(5) (8) (13)	L +	6.00%	10.73%	07/21/2027	—	(47)	(247)	(0.02)
Dwyer Instruments, Inc.	(5) (8) (13)	L +	6.00%	10.73%	07/21/2027	427	378	303	0.02
							49,981	47,984	3.79

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Entertainment
Creative Artists Agency,		L +	3.75%	8.13%	11/27/2026	2,977	$2,977	$2,950	0.23%
Consumer Staples Distribution & Retail
CNT Holdings I Corp.	(8)	S +	3.50%	7.24%	11/08/2027	4,950	4,966	4,782	0.38
Shearer's Foods, Inc.	(8)	L +	3.50%	7.88%	09/23/2027	2,475	2,474	2,354	0.19
							7,440	7,136	0.56
Health Care Equipment
Medline Borrower, LP	(9)	L +	3.25%	7.63%	10/23/2028	4,963	4,960	4,709	0.37
Health Care Providers
Advarra Holdings, Inc.	(5) (9)	S +	5.75%	10.15%	08/24/2029	13,177	12,955	12,476	0.99
Advarra Holdings, Inc.	(5) (9) (13)	S +	5.75%	10.15%	08/24/2029	—	(10)	(63)	—
CHG Healthcare Services,	(9)	L +	3.25%	7.63%	09/29/2028	4,950	4,966	4,834	0.38
DCA Investment Holdings,	(5) (6) (8)	S +	6.00%	10.39%	04/03/2028	7,039	6,976	6,933	0.55
DCA Investment Holdings,	(5) (8) (13)	S +	6.00%	10.39%	04/03/2028	1,431	1,394	1,383	0.11
Electron BidCo, Inc.	(9)	L +	3.00%	7.38%	11/01/2028	4,963	4,968	4,825	0.38
Gateway US Holdings, Inc.	(5) (6) (8) (10)	S +	6.50%	11.23%	09/22/2026	11,240	11,158	11,035	0.87
Gateway US Holdings, Inc.	(5) (8) (10) (13)	S +	6.50%	11.23%	09/22/2026	3,081	3,056	3,022	0.24
Gateway US Holdings, Inc.	(5) (8) (10) (13)	S +	6.50%	11.23%	09/22/2026	250	247	242	0.02
Heartland Veterinary Partners,	(5) (6) (7)	S +	4.75%	9.56%	12/10/2026	2,583	2,562	2,509	0.20
Heartland Veterinary Partners,	(5) (7) (13)	S +	4.75%	9.56%	12/10/2026	4,111	4,065	3,942	0.31
Heartland Veterinary Partners,	(5) (7) (13)	S +	4.75%	9.56%	12/10/2026	—	(4)	(15)	—
iCIMS, Inc.	(5) (8)	S +	7.25% (incl. 3.875% PIK)	11.52%	08/18/2028	8,618	8,470	8,470	0.67
Intelerad Medical Systems Incorporated	(5) (7) (10)	S +	6.50%	11.23%	08/21/2026	8,675	8,433	8,482	0.67
Medical Solutions Holdings,	(9)	L +	3.50%	7.88%	11/01/2028	5,463	5,459	5,107	0.40
Midwest Physician Administrative Services , LLC	(8)	L +	3.25%	7.98%	03/12/2028	3,960	3,952	3,630	0.29
National Mentor Holdings,	(8)	L +	3.75%	8.33%	03/02/2028	2,774	2,754	1,931	0.15
Parexel International Corporation	(9)	L +	3.25%	7.63%	11/15/2028	6,948	6,962	6,679	0.53
PetVet Care Centers, LLC	(8)	L +	3.50%	7.88%	02/14/2025	4,949	4,962	4,637	0.37
Phoenix Guarantor, Inc.		L +	3.50%	7.88%	03/05/2026	4,950	4,960	4,642	0.37
Southern Veterinary Partners,	(5) (7)	S +	5.50%	9.92%	10/05/2027	9,204	9,033	8,742	0.69
Stepping Stones Healthcare Services, LLC	(5) (8)	L +	5.75%	10.48%	01/02/2029	4,342	4,284	4,111	0.32
Stepping Stones Healthcare Services, LLC	(5) (8) (13)	L +	5.75%	10.48%	01/02/2029	511	501	444	0.04
Stepping Stones Healthcare Services, LLC	(5) (8) (13)	P +	4.75%	12.25%	12/30/2026	450	442	417	0.03
Tivity Health, Inc.	(5) (6) (8)	S +	6.00%	10.58%	06/28/2029	13,287	13,098	12,862	1.02
Vardiman Black Holdings, LLC	(5) (6) (9)	S +	7.00%	11.22%	03/18/2027	6,823	6,764	6,454	0.51
Vardiman Black Holdings, LLC	(5) (9) (13)	S +	7.00%	11.22%	03/18/2027	7,814	7,742	7,375	0.58

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Vermont Aus Pty Ltd	(5) (6) (8) (10)	S +	5.65%	10.23%	03/23/2028	22,828	$22,306	$21,449	1.69%
WP CityMD Bidco, LLC	(9)	L +	3.25%	7.63%	12/22/2028	5,017	5,017	5,005	0.40
							167,472	161,560	12.76
Health Care Technology
Athenahealth, Inc.	(9)	S +	3.50%	7.82%	02/15/2029	4,254	4,230	3,830	0.30
Athenahealth, Inc.	(9) (13)	S +	3.50%	7.82%	02/15/2029	—	(5)	(72)	(0.01)
Ensemble RCM, LLC		L +	3.75%	7.94%	08/03/2026	4,949	4,964	4,884	0.39
eResearchTechnology, Inc.	(7)	L +	4.50%	8.88%	02/04/2027	3,464	3,442	3,047	0.24
Gainwell Acquisition Corp.	(8)	L +	4.00%	8.73%	10/01/2027	6,929	6,955	6,488	0.51
MedAssets Software Intermediate Holdings, Inc.	(9)	L +	4.00%	8.38%	12/18/2028	6,948	6,951	5,853	0.46
Navicure, Inc.		L +	4.00%	8.38%	10/22/2026	6,929	6,947	6,796	0.54
Project Ruby Ultimate Parent Corp.	(8)	L +	3.25%	7.63%	03/10/2028	5,445	5,444	5,136	0.41
Symplr Software, Inc.		S +	4.50%	8.69%	12/22/2027	4,950	4,961	4,121	0.33
Verscend Holding Corp.		L +	4.00%	8.38%	08/27/2025	6,929	6,928	6,871	0.54
							50,817	46,954	3.71
Hotels, Restaurants & Leisure
I RB Holding Corp.	(7)	L +	2.75%	7.13%	02/05/2025	4,948	4,948	4,898	0.39
Household Products
AI Aqua Merger Sub, Inc.		S +	3.75%	7.97%	07/31/2028	4,792	4,803	4,506	0.36
AI Aqua Merger Sub, Inc.	(11)	S +	3.75%	7.97%	07/31/2028	321	322	302	0.02
							5,125	4,808	0.38
Industrial Conglomerates
Excelitas Technologies Corp.	(5) (8)	S +	5.75%	10.12%	08/13/2029	32,600	31,975	31,023	2.45
Excelitas Technologies Corp.	(5) (8)	E +	5.75%	7.55%	08/13/2029	€5,732	5,816	5,821	0.46
Excelitas Technologies Corp.	(5) (8) (13)	S +	5.75%	10.12%	08/13/2029	$—	(58)	(300)	(0.02)
Excelitas Technologies Corp.	(5) (8) (13)	S +	5.75%	10.12%	08/14/2028	1,754	1,696	1,604	0.13
Filtration Group Corporation	(9)	L +	3.50%	7.88%	10/21/2028	4,950	4,956	4,851	0.38
							44,385	42,999	3.40
Insurance Services
Alliant Holdings Intermediate, LLC	(9)	L +	3.50%	7.85%	11/06/2027	3,949	3,950	3,854	0.30
Amerilife Holdings, LLC	(5) (6) (8)	S +	5.75%	10.15%	08/31/2029	15,114	14,822	14,822	1.17
Foundation Risk Partners Corp.	(5) (6) (8)	S +	6.00%	10.68%	10/29/2028	6,138	6,056	6,031	0.48
Foundation Risk Partners Corp.	(5) (6) (8)	S +	6.00%	10.68%	10/30/2028	2,348	2,316	2,308	0.18
Foundation Risk Partners Corp.	(5) (8) (13)	S +	6.00%	10.68%	10/30/2028	5,646	5,542	5,481	0.43
Foundation Risk Partners Corp.	(5) (8)	S +	6.00%	10.68%	10/29/2028	1,335	1,317	1,312	0.10
Foundation Risk Partners Corp.	(5) (8) (13)	S +	6.00%	10.68%	10/29/2027	269	261	258	0.02
Galway Borrower, LLC	(5) (6) (8)	L +	5.25%	9.98%	09/29/2028	31,660	31,008	30,295	2.39
Galway Borrower, LLC	(5) (8) (13)	L +	5.25%	9.98%	09/29/2028	—	(6)	(13)	—

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Galway Borrower, LLC	(5) (8) (13)	L +	5.25%	9.98%	09/30/2027	—	$(39)	$(87)	(0.01)%
Higginbotham Insurance Agency, Inc.	(5) (6) (8)	L +	5.25%	9.63%	11/25/2026	1,221	1,211	1,189	0.09
Higginbotham Insurance Agency, Inc.	(5) (8) (13)	L +	5.25%	9.63%	11/25/2026	1,226	1,209	1,148	0.09
High Street Buyer, Inc.	(5) (8) (13)	L +	5.75%	10.08%	02/02/2029	11,905	11,550	11,103	0.88
Hub International Limited	(8)	L +	3.25%	7.53%	04/25/2025	4,949	4,954	4,899	0.39
Integrity Marketing Acquisition, LLC	(5) (6) (8)	L +	6.05%	10.79%	08/27/2025	4,937	4,882	4,797	0.38
Integrity Marketing Acquisition, LLC	(5) (8) (13)	L +	6.05%	10.79%	08/27/2025	36,032	35,334	34,780	2.75
Integrity Marketing Acquisition, LLC	(5) (8)	L +	6.05%	10.79%	08/27/2025	3,723	3,679	3,617	0.29
Keystone Agency Investors	(5) (6) (7)	S +	6.25%	10.98%	05/03/2027	6,904	6,805	6,771	0.53
Keystone Agency Investors	(5) (6) (7)	S +	6.25%	10.98%	05/03/2027	7,329	7,222	7,188	0.57
Oakbridge Insurance Agency, LLC	(5) (6) (7)	S +	5.75%	10.17%	12/31/2026	12,407	12,214	12,205	0.96
Oakbridge Insurance Agency, LLC	(5) (7) (13)	S +	5.75%	10.17%	12/31/2026	690	643	605	0.05
Oakbridge Insurance Agency, LLC	(5) (7) (13)	S +	5.75%	10.17%	12/31/2026	220	212	210	0.02
Patriot Growth Insurance Services, LLC	(5) (6) (8)	L +	5.50%	8.86%	10/16/2028	4,920	4,837	4,693	0.37
Patriot Growth Insurance Services, LLC	(5) (8) (13)	L +	5.63%	8.86%	10/14/2028	3,410	3,159	2,206	0.17
Patriot Growth Insurance Services, LLC	(5) (8) (13)	L +	5.50%	8.86%	10/16/2028	—	(8)	(22)	—
Peter C. Foy & Associates Insurance Services, LLC	(5) (6) (8)	L +	6.00%	11.21%	11/01/2028	3,954	3,919	3,762	0.30
Peter C. Foy & Associates Insurance Services, LLC	(5) (6) (8)	S +	6.00%	11.21%	11/01/2028	2,729	2,691	2,597	0.21
Peter C. Foy & Associates Insurance Services, LLC	(5) (6) (8) (13)	S +	6.00%	11.12%	11/01/2028	15,884	15,704	15,072	1.19
Peter C. Foy & Associates Insurance Services, LLC	(5) (6) (8) (13)	L +	6.00%	11.12%	11/01/2028	1,098	1,089	1,045	0.08
Peter C. Foy & Associates Insurance Services, LLC	(5) (8) (13)	L +	6.00%	11.21%	11/01/2027	—	(1)	(9)	—
RSC Acquisition, Inc.	(5) (8)	S +	5.50%	10.11%	10/30/2026	2,858	2,836	2,769	0.22
RSC Acquisition, Inc.	(5) (8) (13)	S +	5.50%	10.11%	10/30/2026	15,630	15,227	14,166	1.12
USI, Inc.		L +	3.25%	7.98%	12/02/2026	4,207	4,202	4,170	0.33
World Insurance Associates, LLC	(5) (6) (7)	S +	5.75%	10.47%	04/01/2026	2,237	2,202	2,167	0.17
World Insurance Associates, LLC	(5) (7) (13)	S +	5.75%	10.47%	04/01/2026	27,536	26,864	26,120	2.06
							237,863	231,509	18.28
Interactive Media & Services
Arches Buyer, Inc.	(9)	L +	3.25%	7.63%	12/06/2027	2,475	2,467	2,284	0.18
MSM Acquisitions, Inc.	(5) (7) (13)	L +	6.00%	10.75%	12/09/2026	—	—	(299)	(0.02)
Triple Lift, Inc.	(5) (6) (8)	S +	5.50%	9.61%	05/06/2028	4,714	4,629	4,472	0.35
							7,096	6,457	0.51
Broadline Retail
PUG, LLC		L +	3.50%	7.88%	02/12/2027	4,949	4,944	4,075	0.32
IT Services
Donuts, Inc.	(5) (6) (8)	S +	6.00%	10.43%	12/29/2027	11,787	11,787	11,489	0.91
Donuts, Inc.	(5) (8) (13)	S +	6.00%	10.43%	12/29/2027	—	—	(140)	(0.01)

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Endure Digital, Inc.	(8)	L +	3.50%	7.72%	02/10/2028	2,475	$2,461	$2,218	0.18%
Govbrands Intermediate, Inc.	(5) (6) (8)	L +	5.50%	10.23%	08/04/2027	6,823	6,680	6,511	0.51
Govbrands Intermediate, Inc.	(5) (8) (13)	L +	5.50%	10.23%	08/04/2027	1,539	1,500	1,436	0.11
Govbrands Intermediate, Inc.	(5) (8) (13)	L +	5.50%	10.23%	08/04/2027	736	720	699	0.06
Imperva, Inc.	(7)	L +	4.00%	8.59%	01/12/2026	4,949	4,969	4,038	0.32
Long Term Care Group, Inc.	(5) (6) (8)	L +	6.00%	10.34%	09/08/2027	11,414	11,211	10,966	0.87
MH Sub I, LLC	(7)	L +	3.75%	8.13%	09/13/2024	4,949	4,962	4,803	0.38
Red Planet Borrower, LLC	(9)	L +	3.75%	8.13%	10/02/2028	4,950	4,964	3,024	0.24
Redwood Services Group, LLC	(5) (8)	S +	6.00%	10.68%	06/15/2029	39,041	38,303	37,339	2.95
Redwood Services Group, LLC	(5) (8) (13)	S +	6.00%	10.68%	06/15/2029	6,710	6,597	6,304	0.50
							94,154	88,687	7.00
Leisure Products
GSM Acquisition Corp. (GSM Outdoors)	(5) (6) (7)	S +	5.00%	9.84%	11/16/2026	7,152	7,092	7,049	0.56
SRAM, LLC	(9)	L +	2.75%	7.13%	05/18/2028	2,002	2,005	1,945	0.15
							9,097	8,994	0.71
Life Sciences Tools & Services
Curia Global, Inc.	(8)	L +	3.75%	8.17%	08/30/2026	6,930	6,943	5,675	0.45
Machinery
Answer Acquisition, LLC	(5) (6) (7)	L +	5.50%	10.23%	12/30/2026	17,163	16,878	16,437	1.30
Answer Acquisition, LLC	(5) (7) (13)	L +	5.50%	10.23%	12/30/2026	—	(21)	(56)	—
Engineered Machinery Holdings, Inc	(8)	L +	3.75%	8.48%	05/19/2028	2,475	2,486	2,391	0.19
Granite Holdings US Acquisition Co.		L +	4.00%	8.75%	09/30/2026	2,475	2,475	2,472	0.20
Madison IAQ, LLC	(9)	L +	3.25%	7.99%	06/21/2028	4,950	4,944	4,594	0.36
MHE Intermediate Holdings, LLC	(5) (7)	S +	6.05%	9.95%	07/21/2027	6,255	6,176	6,069	0.48
MHE Intermediate Holdings, LLC	(5) (7)	S +	6.50%	9.95%	12/09/2025	1,632	1,600	1,600	0.13
MHE Intermediate Holdings, LLC	(5) (7)	S +	6.25%	9.95%	07/21/2027	4,971	4,881	4,824	0.38
Vertical US Newco, Inc.	(9)	L +	3.50%	6.87%	07/30/2027	4,950	4,972	4,755	0.38
							44,391	43,086	3.40
Media
Ascend Learning, LLC	(9)	L +	3.50%	7.88%	12/11/2028	4,956	4,947	4,678	0.37
Recorded Books, Inc.		S +	4.00%	8.32%	08/29/2025	5,000	4,988	4,880	0.39
							9,935	9,558	0.75
Metals & Mining
Clydesdale Acquisition Holdings, Inc	(9)	S +	4.18%	8.60%	04/13/2029	4,975	4,931	4,728	0.37
Oil, Gas & Consumable Fuels

Energy Labs Holdings Corp.	(5) (7)	S +	5.25%	9.57%	04/07/2028	7,371	7,272	7,146	0.56
Energy Labs Holdings Corp.	(5) (7) (13)	S +	5.25%	9.57%	04/07/2028	—	(6)	(27)	—

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Energy Labs Holdings Corp.	(5) (7) (13)	S +	5.25%	9.57%	04/07/2028	341	$325	$304	0.02%
							7,591	7,423	0.59
Personal Care Products
Conair Holdings, LLC	(9)	L +	3.75%	8.48%	05/17/2028	3,960	3,964	3,312	0.26
Pharmaceuticals
Caerus US 1, Inc.	(5) (8) (10)	S +	5.75%	9.83%	05/25/2029	39,696	38,917	38,917	3.07
Caerus US 1, Inc.	(5) (8) (10) (13)	S +	5.75%	9.83%	05/25/2029	—	(56)	(56)	—
Caerus US 1, Inc.	(5) (8) (10) (13)	S +	5.75%	9.83%	05/25/2029	1,045	963	964	0.08
Cambrex Corporation		S +	3.50%	7.92%	12/04/2026	2,434	2,439	2,360	0.19
Packaging Coordinators Midco, Inc.	(8)	L +	3.50%	8.23%	11/30/2027	6,929	6,948	6,557	0.52
							49,211	48,742	3.85
Professional Services
Bridgepointe Technologies, LLC	(5) (7)	S +	6.50%	11.23%	12/31/2027	5,604	5,381	5,381	0.42
Bridgepointe Technologies, LLC	(5) (7) (13)	S +	6.50%	11.23%	12/31/2027	—	(149)	(149)	(0.01)
Bullhorn, Inc.	(5) (7)	L +	5.75%	10.48%	09/30/2026	3,168	3,140	3,076	0.24
Bullhorn, Inc.	(5) (7)	L +	5.75%	10.48%	09/30/2026	363	359	352	0.03
Bullhorn, Inc.	(5) (7) (13)	L +	5.75%	10.48%	09/30/2026	66	65	62	—
GHX Ultimate Parent Corporation	(7)	L +	3.25%	7.98%	06/28/2024	3,958	3,958	3,863	0.31
KWOR Acquisition, Inc.	(5) (6) (8)	L +	5.25%	9.63%	12/22/2028	23,120	22,726	21,920	1.73
KWOR Acquisition, Inc.	(5) (8) (13)	L +	5.25%	9.63%	12/22/2028	—	(157)	(888)	(0.07)
KWOR Acquisition, Inc.	(5) (8) (13)	P +	4.25%	11.75%	12/22/2027	—	(12)	(51)	—
Project Boost Purchaser, LLC	(5) (6) (8)	S +	5.25%	9.65%	05/02/2029	11,603	11,495	11,491	0.91
Project Boost Purchaser, LLC	(5) (8) (13)	S +	5.25%	9.65%	05/02/2029	181	169	158	0.01
Project Boost Purchaser, LLC	(5) (8) (13)	S +	5.25%	9.65%	05/02/2028	—	(9)	(9)	—
Tempo Acquisition, LLC		S +	3.00%	7.32%	08/31/2028	4,950	4,973	4,930	0.39
							51,939	50,136	3.96
Real Estate Management & Development
Associations, Inc.	(5) (6) (7)	S +	6.50% (incl. 2.50% PIK)	10.36%	07/02/2027	$13,149	13,039	12,552	0.99
Associations, Inc.	(5) (7)	S +	6.50% (incl. 2.50% PIK)	10.36%	07/02/2027	5,195	5,149	4,960	0.39
Associations, Inc.	(5) (7) (13)	S +	6.50% (incl. 2.50% PIK)	10.36%	07/02/2027	1,949	1,717	776	0.06
MRI Software, LLC	(5) (7)	L +	5.50%	10.23%	02/10/2026	1,913	1,905	1,874	0.15
MRI Software, LLC	(5) (7) (13)	L +	5.50%	10.23%	02/10/2026	922	914	839	0.07
Zarya Intermediate, LLC	(5) (6) (7) (10)	S +	6.50%	10.90%	07/01/2027	27,237	27,237	27,188	2.15
Zarya Intermediate, LLC	(5) (7) (10) (13)	S +	6.50%	10.90%	07/01/2027	—	—	(5)	—
							49,961	48,184	3.81

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Ground Transportation
PODS, LLC	(8)	L +	3.00%	7.38%	03/31/2028	4,950	$4,955	$4,674	0.37%
Software
Anaplan, Inc.	(5) (8)	S +	6.50%	10.82%	06/21/2029	50,000	49,054	49,120	3.88
Appfire Technologies, LLC	(5) (7) (13)	S +	5.50%	9.92%	03/09/2027	730	686	476	0.04
Appfire Technologies, LLC	(5) (7) (13)	S +	5.50%	9.92%	03/09/2027	34	26	11	—
Aptean, Inc.	(8)	L +	4.25%	8.99%	04/23/2026	6,006	6,002	5,726	0.45
Astra Acquisition Corp.	(9)	L +	5.25%	9.63%	10/25/2028	1,484	1,471	1,309	0.10
Bottomline Technologies, Inc.	(5) (6) (8)	S +	5.50%	9.83%	05/14/2029	20,748	20,362	19,958	1.58
Bottomline Technologies, Inc.	(5) (8) (13)	S +	5.50%	9.83%	05/15/2028	—	(31)	(66)	(0.01)
Cloudera, Inc.	(9)	L +	3.75%	8.13%	10/08/2028	2,481	2,478	2,328	0.18
Delta TopCo, Inc.	(8)	L +	3.75%	8.15%	12/01/2027	5,284	5,289	4,868	0.38
ECI Macola Max Holding, LLC	(8)	L +	3.75%	8.48%	11/09/2027	4,949	4,958	4,735	0.37
Epicor Software Corporation	(8)	L +	3.25%	7.63%	07/30/2027	2,475	2,477	2,371	0.19
GoTo Group, Inc.		L +	4.75%	9.14%	08/31/2027	4,949	4,897	3,164	0.25
Greeneden U.S. Holdings II, LLC	(8)	L +	4.00%	8.38%	12/01/2027	3,970	3,968	3,804	0.30
GS AcquisitionCo, Inc.	(5) (7)	L +	5.75%	9.92%	05/22/2026	7,467	7,384	7,290	0.58
GS AcquisitionCo, Inc.	(5) (7)	L +	5.75%	9.92%	05/22/2026	81	79	79	0.01
GS AcquisitionCo, Inc.	(5) (7) (13)	L +	5.75%	9.92%	05/22/2026	—	(2)	(4)	—
Hyland Software, Inc.	(8)	L +	3.50%	7.88%	07/01/2024	5,340	5,348	5,261	0.42
Imprivata, Inc.	(9)	L +	3.75%	8.13%	12/01/2027	6,552	6,550	6,290	0.50
Ivanti Software, Inc.	(8)	L +	4.25%	9.01%	12/01/2027	2,481	2,484	1,956	0.15
Kaseya, Inc.	(5) (8)	S +	5.75%	10.33%	06/25/2029	50,483	49,768	48,282	3.81
Kaseya, Inc.	(5) (8) (13)	S +	5.75%	10.33%	06/25/2029	—	(21)	(134)	(0.01)
Kaseya, Inc.	(5) (8) (13)	S +	5.75%	10.33%	06/25/2029	—	(42)	(134)	(0.01)
LegitScript	(5) (6) (8)	S +	5.25%	9.57%	06/24/2029	35,136	34,475	34,480	2.72
LegitScript	(5) (8) (13)	S +	5.25%	9.57%	06/24/2029	—	(85)	(178)	(0.01)
LegitScript	(5) (8) (13)	S +	5.25%	9.57%	06/24/2028	313	217	215	0.02
Magenta Buyer, LLC	(8)	L +	4.75%	9.17%	07/27/2028	4,962	4,946	4,224	0.33
Maverick Bidco, Inc.	(8)	L +	3.75%	8.17%	05/18/2028	3,970	3,952	3,752	0.30
Mediaocean, LLC	(9)	L +	3.50%	7.88%	12/15/2028	1,985	1,992	1,812	0.14
Matrix Parent, Inc.	(5) (6)	S +	5.00%	9.55%	03/01/2029	12,935	12,818	12,491	0.99
Montana Buyer, Inc.	(5) (6) (8)	S +	5.75%	8.70%	07/22/2029	27,002	26,484	26,089	2.06
Montana Buyer, Inc.	(5) (8) (13)	S +	5.75%	8.70%	07/22/2028	—	(56)	(103)	(0.01)
Netwrix Corporation And Concept Searching, Inc.	(5) (6) (8)	S +	5.00%	9.70%	06/11/2029	16,272	16,120	15,399	1.22
Netwrix Corporation And Concept Searching, Inc.	(5) (8) (13)	S +	5.00%	9.70%	06/11/2029	2,870	2,827	2,403	0.19
Netwrix Corporation And Concept Searching, Inc.	(5) (8) (13)	S +	5.00%	9.70%	06/11/2029	—	(14)	(82)	(0.01)
Oak Purchaser, Inc.	(5) (8)	S +	5.50%	9.48%	04/28/2028	8,375	8,299	8,256	0.65

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Oak Purchaser, Inc.	(5) (8) (13)	S +	5.50%	9.48%	04/28/2028	1,876	$1,826	$1,797	0.14%
Oak Purchaser, Inc.	(5) (8) (13)	S +	5.50%	9.48%	04/28/2028	—	(10)	(16)	—
Panther Commercial Holdings LP	(9)	L +	4.25%	8.67%	01/07/2028	2,475	2,480	2,217	0.18
Polaris Newco, LLC	(9)	L +	4.00%	8.73%	06/02/2028	4,950	4,967	4,506	0.36
Project Leopard Holdings, Inc.	(6) (9) (10)	S +	5.25%	9.80%	07/20/2029	22,280	20,798	20,208	1.60
Proofpoint, Inc.	(9)	L +	3.25%	7.99%	08/31/2028	2,639	2,631	2,532	0.20
Quest Software US Holdings, Inc.		S +	4.25%	8.49%	02/01/2029	3,990	3,965	3,061	0.24
Revalize, Inc.	(5) (7)	S +	5.75%	10.48%	04/15/2027	5,863	5,819	5,590	0.44
Revalize, Inc.	(5) (7) (13)	S +	5.75%	10.48%	04/15/2027	—	(6)	(33)	—
Riskonnect Parent, LLC	(5) (8)	S +	5.50%	10.08%	12/07/2028	4,545	4,459	4,370	0.35
Riskonnect Parent, LLC	(5) (8) (13)	S +	5.50%	10.08%	12/07/2028	816	756	565	0.04
Securonix, Inc.	(5) (6) (8)	S +	6.50%	10.10%	04/05/2028	21,010	20,678	20,249	1.60
Securonix, Inc.	(5) (8) (13)	S +	6.50%	10.10%	04/05/2028	—	(58)	(137)	(0.01)
Skopima Merger Sub, Inc.	(9)	L +	4.00%	8.38%	05/12/2028	2,475	2,480	2,336	0.18
Sophia, LP	(9)	L +	3.50%	8.23%	10/07/2027	5,445	5,442	5,244	0.41
Sovos Compliance, LLC	(9)	L +	4.50%	8.88%	08/11/2028	1,981	1,995	1,822	0.14
Trunk Acquisition, Inc.	(5) (6) (7)	L +	5.50%	10.23%	02/19/2027	6,789	6,731	6,478	0.51
Trunk Acquisition, Inc.	(5) (7) (13)	L +	5.50%	10.23%	02/19/2026	—	(5)	(29)	—
Ultimate Software Group, Inc. (The)		L +	3.75%	8.13%	05/04/2026	4,949	4,959	4,763	0.38
Veritas US, Inc.	(7)	L +	5.00%	9.73%	09/01/2025	4,949	4,959	3,470	0.27
Vision Solutions, Inc.	(8)	L +	4.00%	8.36%	04/24/2028	4,950	4,949	4,089	0.32
							384,975	368,530	29.10
Specialty Retail
Wheel Pros, LLC	(8)	L +	4.50%	8.83%	05/11/2028	2,475	2,478	1,661	0.13
Wireless Telecommunication
CCI Buyer, Inc.	(8)	S +	4.00%	8.58%	12/17/2027	2,970	2,924	2,830	0.22
Total First Lien Debt							$1,994,650	$1,919,673	151.61%

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Second Lien Debt
Air Freight & Logistics
Omni Intermediate Holdings, LLC	(5) (7)	S +	9.00%	13.69%		12/30/2027	16,500	$16,039	$15,837	1.25%
Health Care Providers & Services
Heartland Veterinary Partners, LLC	(5) (7)	S +	8.00%	12.81%		12/10/2027	360	354	329	0.03
Heartland Veterinary Partners, LLC	(5) (7) (13)	S +	8.00%	12.81%		12/10/2027	132	129	120	0.01
								483	449	0.04
Software
Matrix Parent, Inc.	(5)	S +	8.00%	12.55%		3/1/2030	10,667	10,493	9,757	0.77
Total Second Lien Debt								$27,015	$26,043	2.06%
Other Securities
Other Debt
Fetch Insurance Services, LLC	(5)			12.75% (incl. 3.75% PIK)		10/31/2027	2,466	$2,395	$2,395	0.19%
Total Other Debt								$2,395	$2,395	0.19%
Preferred Equity
FORTIS Solutions Group, LLC	(5) (12)			12.25%	6/24/2022		3,000,000	$3,122	$3,071	0.24%
Knockout Intermediate Holdings Inc.	(5) (12)			11.75%	6/25/2022		9,990	10,366	9,981	0.79
Revalize, Inc.	(5) (7) (12)	S +	10.00%		4/14/2022		1,164	1,213	1,177	0.09
RSK Holdings, Inc. (Riskonnect)	(5) (12)	S +	10.50%		7/7/2022		10,358,600	10,428	10,773	0.85
Total Preferred Equity								$25,129	$25,002	1.97%
Common Equity
Amerilife Holdings, LLC	(5) (12)				9/1/2022		9,493	$262	$262	0.02%
Frisbee Holding, LP (Fetch)	(5) (12)				4/6/2022		28,531	363	363	0.03
LUV Car Wash	(5) (12)				4/6/2022		1,182	1,182	1,182	0.09
Surewerx Topco, LP	(5) (10) (12)				12/28/2022		189	189	189	0.01
Total Common Equity								$1,996	$1,996	0.16%
Total Other Securities								$29,520	$29,393	2.32%
Total Portfolio Investments								$2,051,185	$1,975,109	155.99%

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2022, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2022, the Company is not an “affiliated person” of any of its portfolio companies.

(2)	Unless otherwise indicated, the Company's investments are pledged as collateral supporting the amounts outstanding under the ING Facility (as defined below). See Note 6 "Debt".
(3)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either E, L or S or an alternate base rate (commonly based on the F or the P), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2022. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2022. As of December 31, 2022, the reference rates for our variable rate loans were the 3-month E at 2.13%, 1-month L at 4.39%, 3-month L at 4.77%, the 6-month L at 5.14%, 1-month S at 4.36%, 3-month S at 4.59%, 6-month S at 4.78% and the P at 7.50%.

(4)	The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(5)	These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Valuation Designee, under the supervision of the Board of Directors (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(6)	Assets or a portion thereof are pledged as collateral for the Wells Fargo Funding Facility (as defined below). See Note 6 “Debt”.
(7)	Loan includes interest rate floor of 1.00%.
(8)	Loan includes interest rate floor of 0.75%
(9)	Loan includes interest rate floor of 0.50%.
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

(13)Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of December 31, 2022.

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

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments — non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Avalara, Inc.	0.50%	Revolver	10/19/2028	$1,404	$(34)
Bottomline Technologies, Inc.	0.50%	Revolver	05/15/2028	1,733	(66)
Bridgepointe Technologies, LLC	0.50%	Delayed Draw Term Loan	09/23/2024	3,736	(149)
Bullhorn, Inc.	0.50%	Revolver	09/30/2026	77	(2)
Caerus US 1, Inc.	0.00%	Delayed Draw Term Loan	10/31/2024	5,739	(56)
Caerus US 1, Inc.	0.50%	Revolver	05/25/2029	3,134	(61)
Cerity Partners, LLC	1.00%	Delayed Draw Term Loan	12/30/2023	4,688	(140)
DCA Investment Holdings, LLC	1.00%	Delayed Draw Term Loan	03/02/2023	1,737	(26)
Donuts, Inc.	0.25%	Delayed Draw Term Loan	08/14/2023	5,541	(140)
Dwyer Instruments, Inc.	1.00%	Delayed Draw Term Loan	07/01/2024	5,466	(248)
Dwyer Instruments, Inc.	0.50%	Revolver	07/21/2027	2,306	(104)
Energy Labs Holdings Corp.	1.00%	Delayed Draw Term Loan	04/13/2023	896	(27)
Energy Labs Holdings Corp.	0.50%	Revolver	04/07/2028	854	(26)
Excelitas Technologies Corp.	0.50%	Delayed Draw Term Loan	08/11/2024	6,190	(300)
Excelitas Technologies Corp.	0.50%	Revolver	08/14/2028	1,341	(65)
FLS Holding, Inc.	0.50%	Revolver	12/17/2027	833	(14)
Fortis Solutions Group, LLC	0.50%	Delayed Draw Term Loan	06/24/2024	13,018	(425)
Fortis Solutions Group, LLC	0.50%	Revolver	10/15/2027	557	(18)
Foundation Risk Partners Corp.	0.75%	Delayed Draw Term Loan	04/14/2024	3,814	(66)
Foundation Risk Partners Corp.	0.38%	Revolver	10/29/2027	384	(7)
GS AcquisitionCo, Inc.	0.50%	Revolver	05/22/2026	170	(4)
Galway Borrower, LLC	1.00%	Delayed Draw Term Loan	09/30/2023	292	(13)
Galway Borrower, LLC	0.50%	Revolver	09/30/2027	2,014	(87)
Gateway US Holdings, Inc.	1.00%	Delayed Draw Term Loan	04/15/2024	96	(2)
Gateway US Holdings, Inc.	0.50%	Revolver	09/22/2024	204	(4)
Govbrands Intermediate, Inc.	1.00%	Delayed Draw Term Loan	08/04/2023	718	(33)
Govbrands Intermediate, Inc.	0.50%	Revolver	08/04/2027	82	(4)
GraphPad Software, LLC	1.00%	Delayed Draw Term Loan	12/02/2023	4,412	(146)
Heartland Home Services	0.75%	Delayed Draw Term Loan	08/10/2023	6,729	(203)
Heartland Veterinary Partners, LLC	1.00%	Delayed Draw Term Loan	01/17/2023	1,737	(50)
Heartland Veterinary Partners, LLC	0.50%	Revolver	12/10/2026	519	(15)
Higginbotham Insurance Agency, Inc.	1.00%	Delayed Draw Term Loan	12/22/2023	1,658	(44)
High Street Buyer, Inc.	1.00%	Delayed Draw Term Loan	08/11/2023	15,732	(456)
Integrity Marketing Acquisition, LLC	1.00%	Delayed Draw Term Loan	06/21/2024	8,055	(229)
KPSKY Acquisition, Inc.	1.00%	Delayed Draw Term Loan	06/17/2024	11,025	(497)
KWOR Acquisition, Inc.	1.00%	Delayed Draw Term Loan	06/22/2024	17,106	(888)
KWOR Acquisition, Inc.	0.50%	Revolver	12/22/2027	976	(51)
Kaseya, Inc.	0.50%	Delayed Draw Term Loan	06/22/2024	3,064	(134)

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments — non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Kaseya, Inc.	0.50%	Revolver	05/02/2029	$3,064	$(134)
LUV Car Wash Group, LLC	1.00%	Delayed Draw Term Loan	03/14/2024	2,639	(55)
LegitScript	1.00%	Delayed Draw Term Loan	06/24/2024	9,568	(178)
LegitScript	0.50%	Revolver	06/24/2028	4,896	(91)
Lightspeed Solution, LLC	0.50%	Delayed Draw Term Loan	03/01/2024	4,878	(179)
MRI Software, LLC	0.50%	Delayed Draw Term Loan	03/24/2023	3,153	(64)
Magnolia Wash Holdings	0.50%	Revolver	07/08/2028	183	(8)
Mammoth Holdings, LLC	0.50%	Delayed Draw Term Loan	10/29/2023	1,431	—
Mantech International CP	0.50%	Delayed Draw Term Loan	09/14/2024	5,200	(134)
Mantech International CP	0.50%	Revolver	09/14/2028	3,200	(83)
Montana Buyer, Inc.	0.50%	Revolver	07/22/2028	3,049	(103)
Netwrix Corporation And Concept Searching, Inc.	0.50%	Delayed Draw Term Loan	06/09/2024	5,836	(313)
Netwrix Corporation And Concept Searching, Inc.	0.50%	Revolver	06/01/2029	1,521	(82)
Oak Purchaser, Inc.	0.50%	Delayed Draw Term Loan	04/28/2024	3,707	(53)
Oak Purchaser, Inc.	0.50%	Revolver	04/30/2029	1,117	(16)
Oakbridge Insurance Agency, LLC	1.00%	Delayed Draw Term Loan	03/31/2024	4,594	(75)
Oakbridge Insurance Agency, LLC	0.50%	Revolver	12/31/2026	415	(7)
Omni Intermediate Holdings, LLC	1.00%	Delayed Draw Term Loan	02/01/2023	1,094	(47)
Omni Intermediate Holdings, LLC	0.50%	Revolver	06/24/2024	710	(30)
Patriot Growth Insurance Services, LLC	0.75%	Delayed Draw Term Loan	07/08/2024	22,667	(1,047)
Patriot Growth Insurance Services, LLC	0.50%	Revolver	10/16/2028	468	(22)
Peter C. Foy & Associates Insurance Services, LLC	1.00%	Delayed Draw Term Loan	12/14/2023	875	(42)
Peter C. Foy & Associates Insurance Services, LLC	0.50%	Revolver	11/01/2027	185	(9)
Portfolio Group	1.00%	Delayed Draw Term Loan	11/19/2023	1,500	(54)
Project Boost Purchaser, LLC	1.00%	Delayed Draw Term Loan	05/02/2024	2,225	(21)
Project Boost Purchaser, LLC	0.50%	Revolver	05/02/2027	963	(9)
QW Holding Corporation	1.00%	Delayed Draw Term Loan	05/02/2024	802	(30)
QW Holding Corporation	0.50%	Revolver	08/31/2024	4,583	(171)
Radwell Parent, LLC	0.38%	Revolver	04/01/2028	2,442	(71)
Randy's Holdings, Inc.	1.00%	Delayed Draw Term Loan	11/01/2024	3,769	(52)
Randy's Holdings, Inc.	0.50%	Revolver	10/31/2027	1,270	(37)
Redwood Services Group, LLC	1.00%	Delayed Draw Term Loan	12/22/2023	2,600	(113)
Revalize, Inc.	0.50%	Revolver	04/15/2027	709	(33)
Riskonnect Parent, LLC	0.50%	Delayed Draw Term Loan	07/07/2024	5,713	(220)
RoadOne IntermodaLogistics	1.00%	Delayed Draw Term Loan	06/30/2024	168	(3)
RoadOne IntermodaLogistics	0.50%	Revolver	12/30/2028	100	(3)
RSC Acquisition, Inc.	0.50%	Delayed Draw Term Loan	05/31/2024	31,101	(973)
Securonix, Inc.	0.50%	Revolver	04/05/2028	3,782	(137)

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments — non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Sherlock Buyer Corp.	1.00%	Delayed Draw Term Loan	02/08/2023	$2,053	$(45)
Sherlock Buyer Corp.	0.50%	Revolver	12/08/2027	821	(18)
Smarsh, Inc.	1.00%	Delayed Draw Term Loan	02/18/2024	536	(20)
Smarsh, Inc.	0.50%	Revolver	02/16/2029	268	(10)
Spectrio, LLC	0.75%	Delayed Draw Term Loan	01/30/2023	12,500	(299)
Spotless Brands, LLC	0.50%	Revolver	07/25/2028	783	(31)
Stepping Stones Healthcare Services, LLC	1.00%	Delayed Draw Term Loan	01/14/2024	737	(39)
Stepping Stones Healthcare Services, LLC	0.50%	Revolver	12/30/2026	175	(9)
Summit Buyer, LLC	1.00%	Delayed Draw Term Loan	07/15/2024	7,309	(323)
Surewerx Purchaser III, INC	0.50%	Revolver	12/28/2028	621	(19)
Surewerx Purchaser III, Inc.	1.00%	Delayed Draw Term Loan	06/27/2024	1,330	(26)
Sweep Purchaser, LLC	0.50%	Delayed Draw Term Loan	05/05/2024	819	(44)
Tamarack Intermediate, LLC	0.50%	Revolver	03/13/2028	2,224	(98)
Tank Holding Corp.	0.38%	Revolver	03/31/2028	1,556	(85)
Trunk Acquisition, Inc.	0.50%	Revolver	02/19/2026	643	(29)
V Global Holdings, LLC	0.50%	Revolver	12/22/2025	2,016	(100)
VRC Companies, LLC	0.75%	Delayed Draw Term Loan	01/06/2024	10,887	(381)
Vardiman Black Holdings, LLC	1.25%	Delayed Draw Term Loan	03/18/2024	285	(15)
World Insurance Associates, LLC	1.00%	Delayed Draw Term Loan	11/26/2023	17,710	(554)
Zarya Intermediate, LLC	0.50%	Revolver	07/01/2027	2,807	(5)
Total First Lien Debt Unfunded Commitments				$398,415	$(13,871)
Second Lien Debt
Heartland Veterinary Partners, LLC	0.50%	Delayed Draw Term Loan	01/17/2023	$8	$(1)
Total Second Lien Debt Unfunded Commitments				$8	$(1)
Total Unfunded Commitments				$398,423	$(13,872)
The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund LLC
Notes to the Consolidated Financial Statements (Unaudited)
March 31, 2023
(In thousands, except unit and per unit amounts)

(1)        Organization
North Haven Private Income Fund LLC (the “Company”) is a non-diversified, externally managed specialty finance company that is focused on lending to middle-market companies. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for US federal income tax purposes, the Company intends to elect to be treated, and intends to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is not a subsidiary of, or consolidated with, Morgan Stanley.
The Company was formed as a Delaware limited liability company on March 4, 2021 and commenced investing operations on February 1, 2022. The Company has delegated the right to manage the assets of the Company to MS Capital Partners Adviser Inc., as the investment adviser to the Company (the “Adviser” or “Investment Adviser”). On January 13, 2022, the Investment Adviser and Eaton Vance Management (the “Sub-Adviser”) entered into an investment sub-advisory agreement (the “Investment Sub-Advisory Agreement”). Each of the Investment Adviser and the Sub-Adviser is an indirect, wholly owned subsidiary of Morgan Stanley.
The Company’s investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies backed by private equity sponsors.
The Company is conducting a continuous private offering of its units in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. The Company has offered and intends to initially offer one class of units, Class S Units (the “Class S Units” or the “Units”) in its continuous private offering. The Company applied for exemptive relief from the Securities and Exchange Commission (the “SEC”) that, if granted, will permit the Company to issue multiple classes of its units with varying sales loads, contingent deferred sales charges, and/or asset-based service and/or distribution fees, the details for which will be finalized at a later date at the Company’s discretion.
The Company has formed wholly-owned subsidiaries for the purpose of holding certain investments in portfolio companies made by the Company. As of March 31, 2023, the Company’s wholly-owned subsidiaries were formed as Delaware limited liability companies and included: PIF CA SPV LLC (“CA SPV”), NHPIF Equity Holdings SPV LLC (“NHPIF Equity Holdings”), PIF Financing SPV LLC (“PIF SPV LLC”) and Broadway Funding Holdings, LLC (“Broadway Holdings,” and collectively with CA SPV, NHPIF Equity Holdings and PIF SPV LLC, the “subsidiaries”). The Company consolidates its wholly-owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary’s formation.
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
The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments and reclassifications, consisting solely of normal recurring accruals considered necessary for the fair presentation of consolidated financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that the Company may ultimately achieve for the year ending December 31, 2023.
The Company reclassified certain industry groupings of its portfolio companies presented in the accompanying consolidated financial statements as of December 31, 2022 to align with the recently updated Global Industry Classification Standards (“GICS”), where applicable. These reclassifications had no impact on the Consolidated Statement of Financial Condition as of December 31, 2022.
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
Foreign Currency Translation
The functional currency of the Company is the U.S. Dollar. Investments denominated in foreign currencies are translated into U.S. Dollars based upon currency exchange rates effective on the last business day of the current reporting period. Net changes in fair value of investments due to foreign exchange rates fluctuation is recorded as change in unrealized appreciation (depreciation): translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations. Investment and non-investment activities denominated in foreign currencies, including purchase and sales of investments, borrowings and repayments of debt, income and expenses, are translated into U.S. dollars based upon currency exchange rates prevailing on the transaction dates.
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
The Board of Directors, with the assistance of the Company’s audit committee (the “Audit Committee”), determines the fair value of the Company’s investments in accordance with ASC Topic 820, Fair Value Measurements (“ASC 820”) issued by the FASB. The Board of Directors has delegated to the Investment Adviser as the Valuation Designee the responsibility of determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors, pursuant to Rule 2a-5 under the 1940 Act. As such, the Valuation Designee is charged with determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors. ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value is a market-based measurement, not an entity-specific measurement. For some investments, observable market transactions or market information might be available. For other investments, observable market transactions and market information might not be available. However, the objective of a fair value measurement in both cases is the same—to estimate the price when an orderly transaction to sell the investment would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant. Refer to Note 5 for the Company's framework for determining fair value, fair value hierarchies, and the composition of the Company's portfolio.
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
PIK Income
The Company has debt investments in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in PIK income on the Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK income. This non-cash source of income is included when determining what must be paid out to unitholders in the form of distributions in order for the Company to qualify as a RIC, even though the Company has not yet collected cash.

Dividend Income
Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies. Dividend income is presented net of withholding tax, if any.
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
Organization and Offering Costs
Costs associated with the organization of the Company are expensed as incurred. These costs consist primarily of legal fees and other costs of organizing the Company. Costs associated with the offering of units are capitalized as “deferred offering costs” on the Consolidated Statements of Financial Condition and amortized over a twelve-month period from incurrence of such offering of Units. These costs consist primarily of legal fees and other costs incurred in connection with the Company’s continuous private offerings of its Class S Units. As of March 31, 2023 and December 31, 2022, organization and offering costs payable are included in payable to affiliates and accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.
Expenses
The Company is responsible for investment expenses, legal expenses, auditing fees and other expenses related to the Company’s operations. The Company pays MS Private Credit Administrative Services LLC (the “Administrator”) the Company’s allocable portion of certain expenses incurred by the Administrator in performing its obligations under the administration agreement between the Company and the Administrator dated November 4, 2021 (the “Administration Agreement”), including the Company’s allocable portion of the cost of its Chief Financial Officer and Chief Compliance Officer. The Administrator is reimbursed for certain expenses it incurs on the Company’s behalf. The Administrator is an indirect, wholly owned subsidiary of Morgan Stanley.
The Company pays the Investment Adviser a base management fee and an incentive fee under the investment advisory agreement (the “Investment Advisory Agreement”). The fees are recorded in the Consolidated Statements of Operations.
Deferred Financing Costs and Debt Issuance Costs
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
The Company records costs related to the issuance of term debt obligations (the “Debt Issuance Costs”) on the consolidated financial statements. The costs, including upfront fees, legal and other direct costs incurred in connection with the issuance are deferred and amortized over the life of the related term obligation using the straight-line method. The amortization of Debt Issuance Costs are presented on the Consolidated Statements of Operations as interest expense and other financing expenses. Any unamortized Debt Issuance Costs are presented as a reduction to the outstanding term debt principal amount on the Consolidated Statements of Financial Condition.
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
In addition, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. The Company currently intends to make sufficient distributions each taxable year to satisfy the distribution requirements described above to avoid excise tax.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense.
For the three months ended March 31, 2023 and March 31, 2022, the Company accrued no U.S. federal excise tax.
New Accounting Standards
In March 2020, the FASB issued Accounting Standards Update 2020-04 (“ASU 2020-04”) “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This accounting update provides optional accounting relief to entities with contracts, hedge accounting relationships or other transactions that reference LIBOR, or other interest rate benchmarks for which the referenced rate is expected to be discontinued or replaced. This optional relief generally allows for contract modifications solely related to the replacement of the reference rate to be accounted for as a continuation of the existing contract instead of as an extinguishment of the contract, and would therefore not trigger certain accounting impacts that would otherwise be required. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. The Company adopted the accounting relief on January 1, 2022, and noted no material impact on the consolidated financial statements, as relevant contract relationship modifications are made during the course of the reference rate reform transition period.
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
For the three months ended March 31, 2023 and March 31, 2022, base management fees were $4,223 and $1,101 and the Investment Adviser irrevocably agreed to waive $— and $1,101, respectively. As of March 31, 2023 and December 31, 2022, $4,223 and $3,833 was payable to the Investment Adviser relating to base management fees.
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
•100% of pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 1.4286% in any quarter (5.7143% annualized). The Company refers to this portion of the pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 1.4286%) as the “catch-up.” The “catch-up” is meant to provide the Investment Adviser with approximately 12.5% of pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeds 1.4286% in any calendar quarter; and
•12.5% of the pre-incentive fee net investment income, if any, that exceeds 1.4286% in any calendar quarter (5.7143% annualized), which reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all pre-incentive fee net investment income is paid to the Investment Adviser.
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
For the three months ended March 31, 2023 and March 31, 2022, income based incentive fees were $4,785 and $—, respectively. For the three months ended March 31, 2023 and March 31, 2022, there were no capital gains incentive fees accrued to the Investment Adviser. The Investment Advisory Agreement does not include unrealized capital appreciation for purposes of calculating the amount payable to the Investment Adviser. Amounts due related to unrealized capital appreciation, if any, will not be paid to the Investment Adviser until realized under the terms of the Investment Advisory Agreement and determined based on the calculation. Incentive fees on Cumulative Capital Gains crystallize at calendar year-end. As of March 31, 2023 and December 31, 2022, $4,785 and $1,403 was payable to the Investment Adviser relating to income based incentive fees, respectively.
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
Administration Agreement
The Administrator is the administrator of the Company pursuant to an Administration Agreement. Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements from the Company for its costs and expenses and the Company’s allocable portion of overhead costs incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the cost of its Chief Financial Officer and Chief Compliance Officer. Reimbursement under the Administration Agreement occurs quarterly in arrears.

For the three months ended March 31, 2023 and March 31, 2022, the Company incurred $21 and $30 of expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations. Amounts unpaid and included in the payable to affiliates on the Consolidated Statements of Financial Condition as of March 31, 2023 and December 31, 2022 were $95 and $84 respectively.
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
For the three months ended March 31, 2023 and March 31, 2022, the Company incurred $2,872 and $753 expenses under the MSDI Agreement, which were recorded in servicing fees on the Consolidated Statements of Operations. Amounts unpaid and included in the accrued expenses and other liabilities on the Consolidated Statements of Financial Condition as of March 31, 2023 and December 31, 2022 were $2,121 and $1,887.
Expense Support and Conditional Reimbursement Agreement
On November 30, 2021, the Company entered into an Expense Support and Conditional Reimbursement Agreement with the Investment Adviser, which was subsequently amended on March 15, 2022 (as amended, the “Expense Support Agreement”). The Investment Adviser may elect to pay certain of the Company’s expenses on its behalf (each, an “Expense Payment”), provided that no portion of the payment will be used to pay any of the Company’s interest expense and/or unitholder servicing fees. The Investment Adviser has agreed to make Expense Payments on the Company’s behalf through March 31, 2023. The Expense Support Agreement may require the Company to repay the Investment Adviser for previously waived reimbursement of expense payments under certain circumstances. The previously waived expenses are potentially subject to repayment by the Company, if at all, within a period not to exceed three years from the date of the relevant waiver.
For the three months ended March 31, 2023 and March 31, 2022, Expense Payments were $— and $535 under the Expense Support Agreement, which were recorded in expense support on the Consolidated Statements of Operations.
Indemnification Agreements
The Company has entered into indemnification agreements with its directors and officers. The indemnification agreements are intended to provide the directors and officers the maximum indemnification permitted under Delaware law and the 1940 Act, and are generally consistent with the indemnification provisions of the Company’s certificate of incorporation and bylaws. Each indemnification agreement provides that the Company will indemnify the director or officer who is a party to the agreement (an “Indemnitee”), including the advancement of legal expenses, if, by reason of his or her corporate status, the Indemnitee is, or is threatened to be, made a party to or a witness in any threatened, pending, or completed proceeding, to the maximum extent permitted by Delaware law and the 1940 Act.
MS Credit Partners Holdings, Inc. Investment
MS Credit Partners Holdings, Inc., a wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, or MS Credit Partners Holdings, has entered into subscription agreements and has made capital contributions at the closings of the Company’s continuous private offering through March 31, 2023, representing an aggregate capital contribution of $25,000, in exchange for 1,256,051 Class S Units. Because MS Credit Partners Holdings, Inc. has made an aggregate capital contribution of $25,000 as of the date of this report, MS Credit Partners Holdings, Inc. has no further obligation, contractual or otherwise, to support the Company.
Morgan Stanley & Co. Related Transactions
Morgan Stanley & Co. LLC, a wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, served as a co-agent in connection with the private placement of the Company’s 2026 Notes and 2028 Notes (as defined below in Note 6) and received fees of $175 for the three months ended March 31, 2023, under the purchase agreement entered into by the Company in connection with such private placement.

(4) Investments
The composition of the Company’s investment portfolio was as follows:

	March 31, 2023			December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$2,147,264	$2,082,113	97.5%	$1,994,650	$1,919,673	97.2%
Second Lien Debt	27,036	24,061	1.1	27,015	26,043	1.3%
Other Securities	30,001	30,359	1.4	29,520	29,393	1.5%
Total	$2,204,301	$2,136,533	100.0%	$2,051,185	$1,975,109	100.0%
The industry composition of investments at fair value was as follows:

	March 31, 2023	December 31, 2022(1)
Aerospace & Defense	1.2%	1.3%
Air Freight & Logistics	3.6	3.9
Automobile Components	1.4	1.5
Automobiles	0.7	0.7
Beverages	0.2	0.2
Biotechnology	0.4	0.4
Broadline Retail	0.2	0.2
Building Products	0.6	0.6
Chemicals	2.3	2.4
Commercial Services & Supplies	8.0	7.8
Construction & Engineering	0.7	0.5
Construction Materials	0.2	0.3
Consumer Finance	0.2	0.2
Consumer Staples Distribution & Retail	0.3	0.4
Containers & Packaging	1.1	1.2
Distributors	4.7	6.2
Diversified Consumer Services	5.8	5.5
Electrical Equipment	0.1	0.1
Electronic Equipment, Instruments & Components	2.5	2.4
Entertainment	—	0.2
Financial Services	1.2	1.4
Ground Transportation	0.2	0.2
Health Care Equipment & Supplies	1.3	0.2
Health Care Providers & Services	8.8	8.2
Health Care Technology	2.3	2.4
Hotels, Restaurants & Leisure	—	0.3
Household Products	0.2	0.2
Industrial Conglomerates	3.6	2.2
Insurance Services	13.0	11.9
Interactive Media & Services	0.3	0.3
IT Services	3.8	4.5
Leisure Products	0.4	0.5
Life Sciences Tools & Services	0.3	0.3
Machinery	1.9	2.2
Media	0.4	0.5
Metals & Mining	0.2	0.2
Multi-Utilities	0.6	—
Oil, Gas & Consumable Fuels	—	0.4
Personal Care Products	0.2	0.2
Pharmaceuticals	2.3	2.5
Professional Services	2.4	2.5
Real Estate Management & Development	2.6	2.4
Software	19.6	20.3
Specialty Retail	0.1	0.1
Wireless Telecommunication Services	0.1	0.1
Total	100.0%	100.0%

(1)    The Company reclassified certain industry groupings of its portfolio companies as of December 31, 2022 to align with the recently updated GICS, where applicable. These reclassifications had no impact on the prior period’s Consolidated Statement of Financial Condition.
The geographic composition of investments at cost and fair value was as follows:

	March 31, 2023			December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Australia	$35,681	$35,222	1.6%	$35,707	$34,850	1.8%
Canada	25,058	24,848	1.2	29,405	29,291	1.5
United Kingdom	45,041	44,731	2.1	44,765	44,187	2.2
United States	2,098,521	2,031,732	95.1	1,941,308	1,866,781	94.5
Total	$2,204,301	$2,136,533	100.0%	$2,051,185	$1,975,109	100.0%
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
Transfer of portfolio investments within the three-level hierarchy is recorded during the period of such reclassification occurrence at the fair value as of the beginning of the respective period. Generally, reclassifications are primarily due to increase/decrease of price transparency.
The following table presents the fair value hierarchy of the investments as of:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$452,478	$1,629,635	$2,082,113
Second Lien Debt	—	—	24,061	24,061
Other Securities	—	—	30,359	30,359
Total	$—	$452,478	$1,684,055	$2,136,533

	December 31, 2022
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$460,379	$1,459,294	$1,919,673
Second Lien Debt	—	—	26,043	26,043
Other Securities	—	—	29,393	29,393
Total	$—	$460,379	$1,514,730	$1,975,109

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2023:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$1,459,294	$26,043	$29,393	$1,514,730
Purchases of investments	215,809	—	11	215,820
Proceeds from principal repayments and sales of investments	(48,508)	—	—	(48,508)
Accretion of discount/amortization of premium	1,406	20	3	1,429
Payment-in-kind	510	—	468	978
Net change in unrealized appreciation (depreciation)	1,082	(2,002)	484	(436)
Net realized gains (losses)	42	—	—	42
Transfers into/out of Level 3	—	—	—	—
Fair value, end of period	$1,629,635	$24,061	$30,359	$1,684,055

Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2023	$1,082	$(2,002)	$484	$(436)
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

	March 31, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
				Low	High
Investments in first lien debt	$1,605,819	Yield Analysis	Discount Rate	9.22%	17.93%	11.00%
	23,816	Transaction Price	Recent Transaction	100.00%	100.00%	100.00%
Investments in second lien debt	24,061	Yield Analysis	Discount Rate	13.97%	21.46%	16.46%
Investments in other securities:
Other debt	2,421	Income Approach	Discount Rate	14.50%	14.50%	14.50%
Preferred equity	25,927	Income Approach	Discount Rate	13.76%	15.54%	15.15%
Common equity	2,011	Market Approach	EBITDA Multiple	11.70x	18.70x	12.91x
Total Investments	$1,684,055

	December 31, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
				Low	High
Investments in first lien debt	$1,447,590	Yield Analysis	Discount Rate	9.20%	14.45%	11.09%
	11,704	Transaction Price	Recent Transaction	100.00%	100.00%	100.00%
Investments in second lien debt	26,043	Yield Analysis	Discount Rate	14.38%	15.25%	14.92%
Investments in other securities:
Other debt	2,395	Yield Analysis	Discount Rate	16.60%	16.60%	16.60%
Preferred equity	25,002	Income Approach	Discount Rate	13.76%	15.69%	15.35%
Common equity	1,996	Market Approach	EBITDA Multiple	11.70x	18.70x	12.87x
Total Investments	$1,514,730
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
Financial instruments disclosed but not carried at fair value
The Company’s debt, including its credit facilities, 2026 Notes (as defined below in Note 6) and 2028 Notes (as defined below in Note 6), are presented at carrying value on the Consolidated Statements of Financial Condition. The fair value of the Company’s credit facilities, 2026 Notes and 2028 Notes are estimated using Level 3 inputs by discounting remaining payments using the appropriate discount rates, if available. The carrying value and fair value of the Company’s debt were as follows:

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
ING Facility	$66,604	$66,604	$621,496	$621,496
Wells Funding Facility	349,500	349,500	105,000	105,000
2026 Notes(1)	201,829	201,829	N/A	N/A
2028 Notes(1)	144,437	144,437	N/A	N/A
Total	$762,370	$762,370	$726,496	$726,496
(1)    The carrying value of the Company’s 2026 Notes and 2028 Notes were presented net of unamortized debt issuance costs of $2,171 and $1,563, respectively.
(6)Debt
ING Facility
On February 1, 2022, February 4, 2022, February 8, 2022, July 7, 2022, and September 28, 2022, the Company entered into, and subsequently amended, a Senior Secured Revolving Credit Agreement (as amended, restated, supplemented or otherwise modified from time to time, the “ING Facility”) with the Company, as a borrower, ING, as administrative agent, Sumitomo Mitsui Banking Corporation and MUFG Union Bank, N.A., as joint lead arrangers, and the lenders from time to time party thereto. Pursuant to the ING Facility, the lenders have agreed to extend credit to the Company in an aggregate principal amount of up to $925,000, subject to availability under a borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness. Maximum capacity under the ING Facility may be increased to $1,000,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The availability period of the ING Facility will terminate on February 1, 2026 and will mature on February 1, 2027.
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Borrowings under the ING Facility bear interest at a per annum rate equal to, (x) for loans for which the Company elects the base rate option, the “alternate base rate” (which is the highest of (a) the prime rate as publicly announced by The Wall Street Journal, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions, as published by the Federal Reserve Bank of New York plus (ii) 0.5%, and (c) one month SOFR plus 1% per annum) plus (A) 0.75% or (B) 0.875%, based on certain borrowing base conditions, and (y) for loans for which the Company elects the SOFR option, the applicable SOFR rate for the related interest period for such borrowing plus (A) 1.75% per annum or (B) 1.875% per annum, depending on certain borrowing base conditions. The Company will pay an unused fee of 0.375% per annum on the daily unused amount of the revolver commitments. As of March 31, 2023, the Company was in compliance with all covenants and other requirements of the ING Facility.

The summary information of the ING Facility is as follows:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Borrowing interest expense	$7,591	$—
Facility unused commitment fees	416	406
Amortization of deferred financing costs	297	159
Total	$8,304	$565
Weighted average interest rate (excluding unused fees and financing costs)	6.32%	—%
Weighted average outstanding balance(1)	$480,484	$—
(1)    For the three months ended March 31, 2022, calculated for the period from February 1, 2022 (ING Facility closing date) through March 31, 2022.
For the three months ended March 31, 2023, the Company borrowed $— and repaid $555,000 under the ING Facility. For the three months ended March 31, 2022, the Company made no borrowings or repayments under the ING Facility. As of March 31, 2023 and December 31, 2022, the Company had $858,396 and $303,504 of available capacity under the ING Facility (subject to borrowing base restrictions).
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
The obligations of PIF SPV LLC under the Wells Funding Facility are secured by all of the assets held by PIF SPV LLC, including the Loans contributed or transferred by the Company to PIF SPV LLC. The Wells Funding Facility is a revolving funding facility with a reinvestment period ending June 29, 2025 and a final maturity date of June 29, 2027. Subject to certain conditions, the reinvestment period and final maturity are both subject to a one-year extension. Advances under the Wells Funding Facility are available in US dollars, pound sterling, Euros or Canadian dollars, and subject to certain exceptions, the interest charged on the Wells Funding Facility is based on Term SOFR (Daily) (Dollar), SONIA (GBP), EURIBOR (Euros) or CDOR (Canadian dollars), as applicable (or, if any such reference rate is not available, a benchmark replacement or a “base rate” (which is the greater of a prime rate and the federal funds rate plus 1.50%), as applicable), plus a margin equal to 2.25%. SONIA, EURIBOR and CDOR are subject to a floor of zero. Under the Agreements, the Company and PIF SPV LLC, as applicable, have made representations and warranties regarding the Loans, as well as their businesses, and are required to comply with various covenants, servicing procedures, limitations on disposition of Loans, reporting requirements and other customary requirements for similar revolving funding facilities. The Loan and Servicing Agreement includes usual and customary events of default for revolving funding facilities of this nature, including allowing Wells, upon a default, to accelerate and foreclose on the Loans and to pursue the rights under the Loans directly with the obligors thereof. As of March 31, 2023, the Company was in compliance with all covenants and other requirements of the Wells Funding Facility.
The summary information of the Wells Funding Facility is as follows:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Borrowing interest expense	$3,522	N/A
Facility unused commitment fees	370	N/A
Amortization of deferred financing costs	233	N/A
Total	$4,125	N/A
Weighted average interest rate (excluding unused fees and financing costs)	6.90%	N/A
Weighted average outstanding balance	$204,250	N/A
For the three months ended March 31, 2023, the Company borrowed $255,000 and repaid $10,500 under the Wells Funding Facility. As of March 31, 2023 and December 31, 2022, the Company had $150,500 and $395,000 of available capacity under the Wells Funding Facility (subject to borrowing base restrictions).

Unsecured Notes
The 2026 Notes and the 2028 Notes
On March 16, 2023, the Company entered into a Master Note Purchase Agreement (the “Note Purchase Agreement”) governing the issuance of (i) $204,000 in aggregate principal amount of Series A Senior Notes, Tranche A, due March 16, 2026 (the “2026 Notes”) and (ii) $146,000 in aggregate principal amount of Series A Senior Notes, Tranche B, due March 16, 2028 (the “2028 Notes” and, together with the 2026 Notes, the “Notes”) to certain qualified institutional investors in a private placement. The Notes were delivered and paid for on March 16, 2023, subject to certain customary closing conditions. The 2026 Notes have a fixed interest rate of 8.10% per year and will mature on March 16, 2026 unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the Note Purchase Agreement. The 2028 Notes have a fixed interest rate of 8.13% per year and will mature on March 16, 2028 unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the Note Purchase Agreement. Interest on the Notes is due semiannually in March and September of each year. Subject to the terms of the Note Purchase Agreement, the Company may redeem the 2026 Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if redeemed on or before December 16, 2025, a make-whole premium, and the Company may redeem the 2028 Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if redeemed on or before December 16, 2027, a make-whole premium. The Company’s obligations under the Note Purchase Agreement are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. As of March 31, 2023, the Company was in compliance with all covenants and other requirements of the Notes.
The summary information of the 2026 Notes was as follows:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Borrowing interest expense	$688	N/A
Amortization of debt issuance costs	32	N/A
Total	$720	N/A
Stated interest rate	8.10%	N/A
The summary information of the 2028 Notes was as follows:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Borrowing interest expense	$495	N/A
Amortization of debt issuance costs	14	N/A
Total	$509	N/A
Stated interest rate	8.13%	N/A
The Company’s outstanding debt obligations were as follows:

	March 31, 2023			December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
ING Facility(1)	$925,000	$66,604	$858,396	$925,000	$621,496	$303,504
Wells Funding Facility	500,000	349,500	150,500	500,000	105,000	395,000
2026 Notes(2)	204,000	204,000	—	N/A	N/A	N/A
2028 Notes(2)	146,000	146,000	—	N/A	N/A	N/A
Total	$1,775,000	$766,104	$1,008,896	$1,425,000	$726,496	$698,504
(1)    Under the ING Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of March 31, 2023, the Company had borrowings denominated in Euros (EUR) of 5,618. As of December 31, 2022, the Company had borrowings denominated in Euros (EUR) of 5,618.
(2)    The carrying value of the Company’s 2026 Notes and 2028 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $2,171 and $1,563, respectively.
The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the three months ended March 31, 2023 was 6.59%. The combined weighted average debt of the aggregate borrowings outstanding for the three months ended March 31, 2023 was $746,957.
For the three months ended March 31, 2022, there was no debt outstanding.

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
As of March 31, 2023 and December 31, 2022, the Company had $355,436 and $398,423 of unfunded commitments to fund delayed draw and revolving senior secured loans, respectively.
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
On February 1, 2022, the Company satisfied the conditions set forth in the facility agreement and purchased an initial portfolio of $270,297 of gross commitments. The initial portfolio of investments consisted primarily of directly originated senior secured term loans issued by U.S. middle-market companies backed by private equity sponsors.
(8)Members’ Capital
The following table shows the components of distributable earnings as shown on the Consolidated Statements of Financial Condition:

	March 31, 2023	December 31, 2022
Net distributable earnings (accumulated losses), beginning of period	$(71,561)	$(491)
Net investment income (loss)	30,486	67,006
Net realized gain (loss)	42	(448)
Net unrealized appreciation (depreciation)	8,200	(76,254)
Distributions declared	(31,721)	(62,264)
Tax reclassification of unitholders' equity (Note 10)	—	890
Net distributable earnings (accumulated losses), end of period	$(64,554)	$(71,561)
The following table summarizes the total Units issued and proceeds received from the closings of the Company’s continuous private offering that occurred for the three months ended March 31, 2023:

Unit Issuance Date	Class S Units Issued	Proceeds Received
January 01, 2023	1,953,945	$36,304
February 01, 2023	1,882,119	35,478
March 01, 2023	3,239,025	61,347
Total	7,075,089	$133,129
The following table summarizes the total Units issued and proceeds received from the closings of the Company’s continuous private offering that occurred for the three months ended March 31, 2022:

Unit Issuance Date	Class S Units Issued	Proceeds Received
February 01, 2022	24,186,111	$483,722
March 01, 2022	10,264,044	203,434
Total	34,450,155	$687,156
As of March 31, 2023, the Company received, in advance, $56,123 related to the April 1, 2023 issuance of Class S Units in the Company’s continuous private offering. The amount received is included in the subscriptions received in advance on the Consolidated Statements of Financial Condition as of March 31, 2023.

The following table summarizes the Company’s distributions declared and payable for the three months ended March 31, 2023:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
January 30, 2023	January 31, 2023	February 03, 2023	$0.1432	$10,073
February 28, 2023	February 28, 2023	March 03, 2023	0.1454	10,544
March 28, 2023	March 31, 2023	April 05, 2023	0.1460	11,104
Total Distributions			$0.4346	$31,721
The following table summarizes the Company’s distributions declared and payable for the three months ended March 31, 2022 :

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
February 24, 2022	February 28, 2022	March 03, 2022	$0.0469	$1,134
March 25, 2022	March 31, 2022	April 05, 2022	0.0810	2,793
Total Distributions			$0.1279	$3,927
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
The following table summarizes the amounts received and units issued to unitholders who have participated in the DRIP during for the three months ended March 31, 2023:

Payment Date	DRIP Units Issued	DRIP Units Value
January 04, 2023	286,606	$5,325
February 03, 2023	288,686	5,442
March 03, 2023	298,750	5,658
Total	874,042	$16,425
The following table summarizes the amounts received and units issued to unitholders who have participated in the DRIP during for the three months ended March 31, 2022 :

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
For the three months ended March 31, 2023, approximately 1,451,713 Units were repurchased.
For the three months ended March 31, 2022, no Units were repurchased.
The following table further summarizes the unit repurchases completed for the three months ended March 31, 2023:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
March 14, 2023	5.00%	March 31, 2023	$27,162	1,451,713	2.13%	—
Total			$27,162	1,451,713
(1)    Percentage is based on total units as of the close of the previous calendar quarter.
(2)    All repurchase requests were satisfied in full.

(9)Earnings Per Unit
The following table sets forth the computation of basic and diluted earnings per Class S Unit:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Net increase (decrease) in Members' Capital from operations	$38,728	$(2,314)
Weighted average Class S Units outstanding	72,948,080	29,595,140
Basic and diluted earnings (loss) per Class S Unit	$0.53	$(0.08)
(10)Consolidated Financial Highlights
The following are the financial highlights:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Per Class S Unit Data:(1)
Net asset value, beginning of period	$18.59	$20.00
Net investment income (loss)	0.42	0.13
Net unrealized and realized gain (loss)(2)	0.13	(0.25)
Net increase (decrease) in net assets resulting from operations	0.55	(0.12)
Distributions declared	(0.43)	(0.13)
Total increase (decrease) in net assets	0.12	(0.25)
Net asset value, end of period	$18.71	$19.75
Class S Units outstanding, end of period	74,602,035	34,481,011
Total return based on net asset value(3)	2.99%	(0.61)%
Ratio/Supplemental Data:
Members' Capital, end of period	$1,395,612	$681,036
Weighted average units outstanding(4)	72,948,080	29,595,140
Ratio of expenses before waivers to average Members' Capital(5)	6.83%	3.22%
Ratio of net expenses to average Members’ Capital(5)	6.83%	1.49%
Ratio of net investment income to average Members’ Capital(5)	10.13%	4.18%
Asset coverage ratio	282.17%	—%
Portfolio turnover rate	3.23%	0.45%
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
(4)    Weighted average units outstanding for the three months ended March 31, 2022 was calculated for the period from February 1, 2022, the date of first external issuance of units through March 31, 2022.
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
Pursuant to the Company’s continuous private offering, the Company issued approximately 2,999,636 Class S Units for an aggregate offering price of $56,123 effective April 1, 2023.
On April 20, 2023, PIF SPV LLC entered into an amendment (the “First Amendment”) to the Wells Funding Facility. The First Amendment, among other things, (i) increased the borrowing capacity under the Wells Funding Facility from $500.0 million to $750.0 million, (ii) revised certain concentration limitations and eligibility criteria, (iii) revised certain lender consent thresholds, (iv) changed the benchmark from Term SOFR to Daily Simple SOFR, and (v) increased the facility margin from 2.25% to 2.75%. The other material terms of the Wells Funding Facility remain unchanged.
Pursuant to the Company’s continuous private offering, the Company held a close relating to the sale of the Company’s Class S Units for an aggregate offering price of $81,527 effective May 1, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, except per unit amounts, unless otherwise indicated)
In this Quarterly Report on Form 10-Q, or this “Report”, except where context suggests otherwise, the terms “Company,” “we,” “our” or “us” refers to North Haven Private Income Fund LLC and its consolidated subsidiaries. This Report, including the documents we incorporate by reference into this Report, contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and you should not place undue reliance on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions and our assumptions. For the avoidance of doubt, we are not a subsidiary of, or consolidated with, Morgan Stanley. Furthermore, Morgan Stanley has no obligation, contractual or otherwise, to financially support us beyond the aggregate capital commitment to purchase our units pursuant to a subscription agreement entered into by MS Credit Partners Holdings, Inc., a wholly owned subsidiary of Morgan Stanley. Morgan Stanley has no history of financially supporting any business development company (“BDC”) on the MS Private Credit platform, even during periods of financial distress. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “potential”, “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:
•our future operating results;
•our business prospects and the prospects of our portfolio companies;
•risk associated with possible disruptions in our operations or the economy generally, including disruptions from the impact of global health events, such as COVID-19, also referred to as the Coronavirus pandemic;
•uncertainty and changes in the general interest rate environment, including as a result of recent rate increases by the Federal Reserve System (“Federal Reserve”);
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
•actual and potential conflicts of interest with MS Capital Partners Adviser Inc., our investment adviser (the “Adviser” or “Investment Adviser”), and its affiliates;
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
•the effect of changes in tax laws and regulations and interpretations thereof; and
•the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K and elsewhere in this Report.
The information contained in this section should be read in conjunction with “Item 1. Consolidated Financial Statements.” Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Report should not be regarded as a representation by us that our plans and objectives will be achieved. This discussion contains forward-looking statements, which relate to future events or our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, or the Form 10-K, and Part II, Item 1A of and elsewhere in this Report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the Securities and Exchange Commission (the “SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
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
OVERVIEW
We are a non-diversified, externally managed specialty finance company focused on lending to middle-market companies. We have elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, we intend to elect to be treated, and intend to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code. We are externally managed by our Adviser, an indirect, wholly owned subsidiary of Morgan Stanley. We are a private, perpetual-life BDC, which is a BDC whose units are not listed for trading on a stock exchange or other securities market. We use the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration whose units are intended to be sold by us monthly on a continuous basis at a price generally equal to our monthly net asset value per Unit. We are not a subsidiary of, or consolidated with, Morgan Stanley.
Our investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies backed by private equity sponsors. For the purposes of this Report, “middle-market companies” refers to companies that, in general, generate annual earnings before interest, tax, depreciation and amortization (“EBITDA”) in the range of approximately $15 million to $200 million, although not all of our portfolio companies will meet this criteria.
We invest primarily in directly originated senior secured term loans, including first lien senior secured term loans (including unitranche loans) and second lien senior secured term loans, with the balance of our investments expected to be in higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic asset purchases. Typical middle-market senior loans may be issued by middle-market companies in the context of leveraged buyouts (“LBOs”), acquisitions, debt refinancings recapitalizations, and other similar transactions. We generally expect our debt investments to have a stated term of five to eight years and typically bear interest at a floating rate usually determined on the basis of a benchmark (historically, the London Interbank Offer Rate, or LIBOR, and currently, the Secured Overnight Financing Rate, or SOFR). We also make investments in traded bank loans and other liquid debt securities of U.S. corporate issuers, including broadly syndicated loans, which may provide more liquidity than our private credit investments, for cash management purposes, including to manage payment obligations under our unit repurchase program. Depending on various factors, including our cash flows and the market for middle-market company debt investments, we expect that our liquid loan portfolio could represent a material portion of our investments from time to time. We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer.
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
Pursuant to the exemptive relief granted by the SEC to us and our Adviser (as amended, the “Order”), we are able to enter into certain negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Funds (each as defined in the Order) in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our unitholders and do not involve overreaching in respect of us or our unitholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our unitholders and is consistent with our investment objective and strategies.
Recent Market Developments
The current inflationary environment and uncertainty as to the probability of, and length and depth of a global recession could affect our portfolio companies. Government spending, government policies, including recent increases in certain interest rates by the U.S. Federal Reserve and other global central banks, recent events in the regional bank sector and the potential for disruptions in the availability of credit in the United States and elsewhere, in conjunction with other factors, including those described elsewhere in this Report and in other filings we have made with the SEC, could affect our portfolio companies, our financial condition and our results of operations. We will continue to monitor the evolving market environment. In these circumstances, developments outside our control could require us to adjust our plan of operations and could impact our financial condition, results of operations or cash flows in the future. Despite these factors, we believe we and our portfolio are well positioned to manage the current environment.

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
Expenses
Our primary operating expenses include the payment of: (i) investment advisory fees, including base management fees and incentive fees, to our Investment Adviser pursuant to the investment advisory agreement between us and our Investment Adviser (the “Investment Advisory Agreement”); (ii) costs and other expenses and our allocable portion of overhead incurred by our Administrator in performing its administrative obligations under the administration agreement (the “Administration Agreement”) between us and MS Private Credit Administrative Services LLC (the “Administrator”); and (iii) other operating expenses as detailed below:
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
PORTFOLIO, INVESTMENT ACTIVITY AND RESULTS OF OPERATIONS
As of March 31, 2023, we had investments in 207 portfolio companies across 42 industries. Based on fair value as of March 31, 2023, approximately 99.9% of our debt portfolio was invested in debt bearing a floating interest rate, which are primarily subject to interest rate floors. Approximately 98.1% of our debt portfolio at fair value had an interest rate floor denoted in LIBOR or SOFR. As of March 31, 2023, our weighted average total yield of investments in debt securities at amortized cost was 11.0%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2023.
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
Approximately 83.5% of our total commitments were in directly originated senior secured loans and equity investments issued by middle market companies backed by private equity sponsors. In addition, March 31, 2023, our investments in such loans, which excludes our liquid loan portfolio, displayed the following characteristics as of the closing date of each of our investments unless otherwise indicated(1)(2)(3):
•Weighted average last 12-month EBITDA of approximately $170.3 million;
•Weighted average net leverage through tranche of approximately 6.3x(4);
•Weighted average of approximately 43.7%(5) loan to value; and
•Approximately 5.0% of loans the Investment Adviser believes may be subject to business cycle volatility.
Our portfolio is presented below:

	March 31, 2023			December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$2,147,264	$2,082,113	97.5%	$1,994,650	$1,919,673	97.2%
Second Lien Debt	27,036	24,061	1.1	27,015	26,043	1.3%
Other Securities	30,001	30,359	1.4	29,520	29,393	1.5%
Total	$2,204,301	$2,136,533	100.0%	$2,051,185	$1,975,109	100.0%
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
(3)    Amounts were derived from investment due diligence information provided by the portfolio company. Such amounts have not been independently estimated by us, and accordingly, we take no responsibility for such numbers and make no representation or warranty in respect of this information.
(4)    Net leverage is the ratio of total debt minus cash divided by EBITDA and taking into account leverage through the tranche that the Company is a lender, excluding recurring revenue investments.
(5)    Calculated using total outstanding debt through the tranche that the Company is a lender divided by enterprise value from the private equity sponsor or market comparables .

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and For the Three Months Ended
	March 31, 2023	March 31, 2022
New Investments Committed
Gross Principal Balance(1)	$182,343	$982,736
Net New Investments Committed	182,343	982,736
Investments, at Cost
Investments, beginning of period	2,051,185	—
New investments purchased	216,924	784,476
Net accretion of discount on investments	1,492	131
Payment-in-kind	978	—
Net realized gain (loss) on investments	42	—
Investments sold or repaid	(66,320)	(3,223)
Investments, end of period	2,204,301	781,384
Principal amount of investments funded
First lien debt	223,368	780,109
Second lien debt	—	11,080
Other securities	11	—
Total	$223,379	$791,189
Amount of investments sold/fully repaid, at principal
First lien debt investments	$54,916	$—
Total	$54,916	$—
Weighted average yield on debt and income producing investments, at cost(2)	11.0%	5.6%
Weighted average yield on debt and income producing investments, at fair value(2)	11.3%	5.6%
Number of portfolio companies	207	152
Percentage of debt investments bearing a floating rate, at fair value	99.9%	100.0%
Percentage of debt investments bearing a fixed rate, at fair value	0.1%	—%
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
The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System is as follows:

	March 31, 2023			December 31, 2022
	Fair Value	% of Portfolio	Number of Portfolio Companies	Fair Value	% of Portfolio	Number of Portfolio Companies
Risk rating 1	$—	—%	—	$—	—%	—
Risk rating 2	2,126,325	99.5	206	1,975,109	100.0%	203
Risk rating 3	10,208	0.5	1	—	—%	—
Risk rating 4	—	—	—	—	—%	—
	$2,136,533	100.0%	207	$1,975,109	100.0%	203
CONSOLIDATED RESULTS OF OPERATIONS
The following table represents our operating results:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Total investment income	$57,102	$5,366
Less: Net expenses	26,616	1,608
Net investment income (loss)	30,486	3,758
Net change in unrealized appreciation (depreciation)	8,200	(6,072)
Net realized gain (loss)	42	—
Net increase (decrease) in Members' Capital resulting from operations	$38,728	$(2,314)
Investment Income
Investment income was as follows:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Investment income:
Interest income	$54,652	$5,169
Payment-in-kind interest income	522	10
Dividend income	875	—
Other income	1,053	187
Total Investment Income	$57,102	$5,366
Total investment income increased from $5,366 for the three months ended March 31, 2022 to $57,102 for the three months ended March 31, 2023. The increase was primarily driven by our deployment of capital and rising LIBOR and SOFR rates of our floating-rate debt investments. The size of our investment portfolio at fair value increased from $775,312 as of March 31, 2022 to $2,136,533 as of March 31, 2023. Weighted average asset yield of debt investments at cost increased from 5.6% as of March 31, 2022 to 11.0% as of March 31, 2023. As of such dates, all our debt investments were income-producing. No debt investments were on non-accrual status as of March 31, 2023.
Interest income on our debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of, and for the periods ended, March 31, 2023 and March 31, 2022, all of our first and second lien debt investments were performing and current on their interest payments.

Expenses
Expenses were as follows:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Expenses:
Interest and other financing expenses	$13,658	$565
Management fees	4,223	1,101
Income based incentive fees	4,785	—
Professional fees	655	355
Organization and offering costs	18	238
Directors' fees	83	77
Administrative service fees	21	30
Servicing fees	2,872	753
General and other expenses	301	125
Total expenses	$26,616	$3,244
Expense support	—	(535)
Management fees waiver	—	(1,101)
Income based incentive fees waiver	—	—
Net expenses	$26,616	$1,608
Interest Expense
Interest expense and other financing expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs, were $13,658 and $565 for the three months ended March 31, 2023 and March 31, 2022, respectively. The increases were primarily due to higher average borrowings outstanding over time, increased reference rates and higher cost of unsecured debt issued. For the three months ended March 31, 2023, average borrowings outstanding were $746,957. The combined weighted average interest rate of the aggregate borrowings outstanding for the three months ended March 31, 2023 was 6.59%. For the three months ended March 31, 2022, there was no debt outstanding. For more information on our borrowings, including the terms thereof, see Note 6. Debt in the Notes to Consolidated Financial Statements.
Base Management Fee
The base management fees, net of waiver, were $4,223 and $— for the three months ended March 31, 2023 and March 31, 2022, respectively, the increase was primarily due to an increase in capital commitments. For more information on base management fee, including terms thereof, see Note 3. Related Party Transactions in the Notes to Consolidated Financial Statements.
Incentive Fees
The incentive fee consists of two components: (1) income-based incentive fee and (2) capital gains incentive fee. The income-based incentive fees, net of waiver, were $4,785 and $— for the three months ended March 31, 2023 and March 31, 2022, respectively. The increase was primarily due to an increase in pre-incentive fee net investment income. For the three months ended March 31, 2023 and March 31, 2022, there were no capital gains incentive fees accrued, as the Company was in a net unrealized loss position. For more information on incentive fee, including terms thereof, see Note 3. Related Party Transactions in the Notes to Consolidated Financial Statements.
Professional Fees, Administrative Service Fee and Other Expenses
Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the management of the Company. Administrative service fees represents fees paid to the Administrator for our allocable portion of the cost of certain of our executive officers that perform duties for us. General and other expenses include insurance, filing, research, subscriptions and other costs. Organization and offering costs include expenses incurred in our initial formation and our offering of units.
For the three months ended March 31, 2023, we incurred professional fees of $655, organization and offering costs of $18, directors’ fees of $83, administrative service fees of $21, servicing fees of $2,872, and general and other expenses of $301.
For the three months ended March 31, 2022, we incurred professional fees of $355, organization and offering costs of $238, directors’ fees of $77, administrative service fees of $30, servicing fees of $753, and general and other expenses of $125; offset by expense support of $535.

Income Taxes, Including Excise Taxes
We intend to elect to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our unitholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for distributions paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our unitholders, which generally relieve us from corporate-level U.S. federal income taxes. We currently intend to make sufficient distributions each taxable year to satisfy the distribution requirements in order to avoid excise tax. For the three months ended March 31, 2023 and March 31, 2022, we accrued no U.S. federal excise tax, respectively.
Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	$42	$—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	8,200	(6,072)
Net realized and unrealized gain (loss)	$8,242	$(6,072)
For the three months ended March 31, 2023 and March 31, 2022, net realized gain on our investments was $42 and $—, respectively, driven by the sale of debt investments in our portfolio.
We determine the fair value of our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation or depreciation. For the three months ended March 31, 2023, net change in unrealized appreciation on our investments of $8,200, was primarily driven by the increase in valuations of our debt and equity investments as a result of the volatile credit environment and change in spreads in the primary and secondary markets, mainly in the broadly syndicated loan market.
For the three months ended March 31, 2022, net change in unrealized depreciation on our investments of $6,072 was primarily driven by the net decreases of valuations of our debt and equity investments in a widening credit spread environment.
For the three months ended March 31, 2023 and March 31, 2022, net change in unrealized appreciation on our investments of $108 and $—, respectively, due to foreign exchange rates fluctuation, were included in net change in unrealized appreciation (depreciation) from translation of assets and liabilities in foreign currencies.
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
As of March 31, 2023, we had approximately $113.5 million of cash, which taken together with our approximately $858.4 million and $150.5 million of availability under the ING Facility and Wells Funding Facility (subject to borrowing base availability) (each as defined in Note 6. “Debt” in the notes to the accompanying unaudited consolidated financial statements), respectively, we expect to be sufficient for our investing activities and to conduct our operations in the near term. As of March 31, 2023, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments.

Unregistered Sales of Equity Securities
For the three months ended March 31, 2023, we held three closings of our continuous private offering of units. As a result, the total Class S Units issued and proceeds received related to such closings were as follows:

Unit Issuance Date	Class S Units Issued	Proceeds Received
January 01, 2023	1,953,945	$36,304
February 01, 2023	1,882,119	35,478
March 01, 2023	3,239,025	61,347
Total	7,075,089	$133,129
As of March 31, 2023, we received, in advance, $56.1 million related to the April 1, 2023 issuance of Class S Units in our continuous private offering. The amount received is included in the subscriptions received in advance on the Consolidated Statements of Financial Condition as of March 31, 2023.
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
Distributions and Distribution Reinvestment
The following table summarizes our distributions declared and payable for the three months ended March 31, 2023:

Date Declared	Record Date	Payment Date	Per Unit Amount	Distribution Yield(1)	Total Amount
January 30, 2023	January 31, 2023	February 03, 2023	$0.1432	9.3%	$10,073
February 28, 2023	February 28, 2023	March 03, 2023	0.1454	9.3%	10,544
March 28, 2023	March 31, 2023	April 05, 2023	0.1460	9.3%	11,104
Total Distributions			$0.4346		$31,721
The following table summarizes our distributions declared and payable for the three months ended March 31, 2022:

Date Declared	Record Date	Payment Date	Per Unit Amount	Distribution Yield(1)	Total Amount
February 24, 2022	February 28, 2022	March 03, 2022	$0.0469	2.8%	$1,134
March 25, 2022	March 31, 2022	April 05, 2022	0.0810	4.9%	2,793
Total Distributions			$0.1279		$3,927
(1)    Distribution yield (annualized) is calculated by dividing the declared distribution by the prior month’s net asset value and annualizing over 12 monthly periods.
We have adopted an “opt out” dividend reinvestment plan (“DRIP”). As a result, if our Board of Directors (the “Board of Directors”) authorizes, and we declare, a cash distribution, our unitholders will have their cash distributions automatically reinvested in additional units of the same class of units to which the distribution relates unless they specifically “opt out” of the DRIP and elect to receive distributions in cash.
The following table summarizes the amounts received and units issued to unitholders who have participated in the DRIP during for the three months ended March 31, 2023:

Payment Date	DRIP Units Issued	DRIP Units Value
January 04, 2023	286,606	$5,325
February 03, 2023	288,686	5,442
March 03, 2023	298,750	5,658
Total	874,042	$16,425

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
For the three months ended March 31, 2023, approximately 1,451,713 Units were repurchased.
For the three months ended March 31, 2022, no Units were repurchased.
The following table further summarizes the unit repurchases completed for the three months ended March 31, 2023:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
March 14, 2023	5.00%	March 31, 2023	$27,162	1,451,713	2.13%	—
Total			$27,162	1,451,713
(1)    Percentage is based on total units as of the close of the previous calendar quarter.
(2)    All repurchase requests were satisfied in full.
Debt
Our outstanding debt obligations were as follows:

	March 31, 2023			December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
ING Facility(1)	$925,000	$66,604	$858,396	$925,000	$621,496	$303,504
Wells Funding Facility	500,000	349,500	150,500	500,000	105,000	395,000
2026 Notes(2)	204,000	204,000	—	N/A	N/A	N/A
2028 Notes(2)	146,000	146,000	—	N/A	N/A	N/A
Total	$1,775,000	$766,104	$1,008,896	$1,425,000	$726,496	$698,504
(1)    Under the ING Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of March 31, 2023, the Company had borrowings denominated in Euros (EUR) of 5,618. As of December 31, 2022, the Company had borrowings denominated in Euros (EUR) of 5,618.
(2)    The carrying value of the Company’s 2026 Notes and 2028 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $2,171 and $1,563, respectively.
For additional information on our debt obligations see “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 6. Debt.”
RECENT DEVELOPMENTS
Subsequent to March 31, 2023 through May 10, 2023, we have closed approximately $113.3 million of new/add-on investments. Of these new commitments, approximately $113.3 million were first lien senior secured loans. We remain highly focused on conducting extensive due diligence and leveraging the Morgan Stanley platform. We continue to seek to invest in companies that are led by strong management teams, generate substantial free cash flow, have leading market positions, benefit from sustainable business models, and are well positioned to perform well despite recent market volatility. We believe the current market environment offers opportunities to seek compelling risk adjusted returns. Our investment pace will depend on several factors including the market environment, deal flow and the impact of inflation on valuations and the operations of potential portfolio companies.
Pursuant to our continuous private offering, we issued approximately 2,999,636 Class S Units for an aggregate offering price of $56.1 million effective April 1, 2023.
On April 20, 2023, PIF SPV LLC, our wholly-owned, consolidated subsidiary, entered into the First Amendment to the Wells Funding Facility. The First Amendment, among other things, (i) increased the borrowing capacity under the Wells Funding Facility from $500.0 million to $750.0 million, (ii) revised certain concentration limitations and eligibility criteria, (iii) revised certain lender consent thresholds, (iv) changed the benchmark from Term SOFR to Daily Simple SOFR, and (v) increased the facility margin from 2.25% to 2.75%. The other material terms of the Wells Funding Facility remain unchanged.
Pursuant to our continuous private offering, we held a close relating to the sale of our Class S Units for an aggregate offering price of $81.5 million effective May 1, 2023.

CRITICAL ACCOUNTING ESTIMATES
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates, including those relating to the valuation of our investment portfolio should be read in connection with the consolidated financial statements in Part I, Item 1A of this Report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in Part II, Item 7 of our Form 10-K, and “Risk Factors” in Part I, Item 1A of our Form 10-K.
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
Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of portfolio companies. During periods of market dislocation, we will seek to invest prudently in the secondary loan market to provide our investors better risk adjusted returns while adhering to our core investment tenants. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Recent Market Developments.” Most of our investments will not have a readily available market price. To ensure accurate valuation, our investments are valued at fair value in good faith by our Board of Directors, based on, among other things, the input of the Investment Adviser, including the Valuation Designee, our Audit Committee and independent third-party valuation firms engaged at the direction of our Board of Directors, or Valuation Designee, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment while employing a consistently applied valuation process for the investments we hold. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
Market Risk
The market value of a security may move up or down, sometimes rapidly and unpredictably. These fluctuations may cause a security to be worth less than the price originally paid for it, or less than it was worth at an earlier time. Market risk may affect a single issuer, industry, sector of the economy or the market as a whole. Global economies and financial markets are increasingly interconnected, which increases the probabilities that conditions in one country or region might adversely impact issuers in a different country or region. Conditions affecting the general economy, including political, social, or economic instability at the local, regional, or global level, may also affect the market value of a security. Health crises, such as pandemic and epidemic diseases, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have and may in the future have an adverse effect on a company’s investments and net asset value and can lead to increased market volatility. See “Part I, Item 1A. Risk Factors—General Risk Factors—Risks Relating to Our Business and Structure—We are operating in a period of capital markets disruption and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have a negative impact on our business and operations.” and “—Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics, such as the Coronavirus pandemic, may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition” of our Form 10-K.
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

As of March 31, 2023, approximately 99.9% of our debt investments were at floating rates. Based on our Consolidated Statements of Financial Condition as of March 31, 2023, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of March 31, 2023) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$66,308	$(12,483)	$53,825
Up 200 basis points	$44,205	$(8,322)	$35,883
Up 100 basis points	$22,103	$(4,161)	$17,942
Down 100 basis points	$(22,103)	$4,161	$(17,942)
Down 200 basis points	$(44,197)	$8,322	$(35,875)
Down 300 basis points	$(66,242)	$12,483	$(53,759)
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of March 31, 2023 (the end of the period covered by this report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred for the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Other Information
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
See also “Note 1 to Consolidated Financial Statements in Part I, Item 1. Consolidated Financial Statements and Supplementary Data” of this Form 10-Q.
Item 1A. Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the risk factors set forth below and the risk factors previously disclosed under Item 1A of the Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described below and disclosed in the Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results.
The Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we may incur. Additionally, the Notes are not guaranteed by Morgan Stanley.
The Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have outstanding or that we or our subsidiaries may incur in the future (or any indebtedness that is initially unsecured in respect of which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes.
As of March 31, 2023, our total consolidated indebtedness was approximately $0.8 billion, approximately $0.4 billion of which was secured by our assets. The Notes are not obligations of Morgan Stanley nor are they guaranteed by Morgan Stanley and Morgan Stanley has no obligation to pay any amounts due on the Notes. The Company is not a subsidiary of or consolidated with Morgan Stanley. Furthermore, Morgan Stanley has no obligation, contractual or otherwise, to financially support us. Morgan Stanley has no history of financially any of the MS BDCs on the MS Private Credit platform, even during periods of financial distress.
The Notes are subordinated structurally to the indebtedness and other liabilities of our subsidiaries.
Although the Notes are guaranteed by certain of our subsidiaries, the Notes are not secured by any of the assets of our subsidiaries and are effectively subordinated to any secured indebtedness our subsidiaries have outstanding or that our subsidiaries may incur in the future.
As of March 31, 2023, approximately $0.4 billion of the indebtedness required to be consolidated on our balance sheet was held through subsidiary financing vehicles and/or secured by assets of the Company and its subsidiaries. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors, including trade creditors, and holders of preferred stock, if any, of our subsidiaries will have priority over our claims (and therefore the claims of our creditors, including the holders of the Notes) with respect to the assets of such subsidiaries. Even if we were recognized as a creditor of one or more of our subsidiaries, our claims (and therefore the claims of our creditors, including the holders of the Notes) would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the Notes are subordinated structurally to all existing indebtedness and other liabilities of any of our subsidiaries and the Notes are subordinated structurally to all indebtedness of any subsidiaries that we may in the future acquire or establish as financing vehicles or otherwise. All of the existing indebtedness of our subsidiaries is structurally senior to the Notes. In addition, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to the Notes.
A downgrade, suspension or withdrawal of the credit rating assigned by a rating agency to us or the Notes, if any, could cause the liquidity or market value of the Notes to decline significantly.
Our credit ratings are an internal assessment by rating agencies of our ability to pay our debts when due. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of the debt securities we may issue. Our credit ratings, however, may not reflect the potential impact of risks related to market conditions generally or other factors discussed above on the market value of or trading market of any publicly issued debt securities. These credit ratings may not reflect the potential impact of risks relating to the structure or marketing of the Notes or an investment in other debt securities we may issue. Credit ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization in its sole discretion. None of the initial purchasers, us, or Morgan Stanley undertakes any obligation to maintain our credit ratings or to advise holders of the Notes of any changes in our credit ratings.
The Notes are rated by certain credit rating agencies. There can be no assurance that the respective credit ratings will remain for any given period of time or that such credit ratings will not be lowered or withdrawn entirely by the applicable ratings agency if in its judgment future circumstances relating to the basis of the credit rating, such as adverse changes in our business, financial condition and results of operations, so warrant.
An increase in market interest rates could result in a decrease in the value of the Notes.
The condition of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future, which could have an adverse effect on the market prices, if any, or values of the Notes. In general, as market interest rates rise, debt securities bearing interest at fixed rates of interest decline in value. Consequently, if an investor purchases Notes bearing interest at fixed rates and market interest rates increase, the market prices, if any, or values of the Notes may decline. We cannot predict the future level of market interest rates.
The optional redemption provision for the Notes may materially adversely affect the return on the Notes.
The Notes are redeemable in whole or in part upon certain conditions at any time or from time to time at our option. We may choose to redeem the Notes at times when prevailing interest rates are lower than the interest rate paid on the Notes. In this circumstance, a holder of the Notes may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the Notes being redeemed.
No active trading market for the Notes is expected to exist and the noteholders may not be able to sell their Notes.
The Notes have not been registered under the Securities Act and may only be offered or sold in transactions that are not subject to, or that are otherwise exempt from, the registration requirements of the Securities Act and applicable state securities laws or pursuant to an effective registration statement. We cannot provide any assurances that an active trading market for any of the Notes will exist in the future or that holders will be able to sell their Notes. We do not currently intend to apply for listing of the Notes on any securities exchange or for quotation of the Notes on any automated dealer quotation system. Accordingly, a holder of the Notes may be required to bear the financial risk of an investment in the Notes for an indefinite period of time.
There are significant restrictions on the ability to transfer or resell the Notes.
The Notes have not been registered under the Securities Act. Accordingly, the Notes may only be offered or sold in transactions that are not subject to, or that are otherwise exempt from, the registration requirements of the Securities Act and applicable state securities laws or pursuant to an effective registration statement. Therefore, a noteholder may transfer or resell the Notes in the U.S. only in a transaction exempt from the registration requirements of Securities Act and applicable state securities laws or pursuant to an effective registration statement, and a noteholder may be required to bear the risk of its investment until the maturity of the Notes, as applicable.
We relied on exemptions from the registration and/or prospectus qualification requirements under the laws of other jurisdictions where the Notes are being offered and sold, and, therefore, the Notes may be transferred and resold by purchasers that are resident in or otherwise subject to the laws of those jurisdictions, to the extent applicable.
We may not be able to repurchase the Notes upon a Change of Control Repurchase Event.
We may not be able to repurchase the Notes upon a Change of Control Repurchase Event (as defined in the Note Purchase Agreement governing the Notes) because we may not have sufficient funds. Upon a Change of Control Repurchase Event, holders of the Notes may require us to repurchase for cash some or all of the Notes at a repurchase price equal to 100% of the aggregate principal amount of the Notes being repurchased, plus accrued and unpaid interest to, but not including, the repurchase date. Our failure to purchase such tendered Notes upon the occurrence of such Change of Control Repurchase Event would cause an event of default under the Note Purchase Agreement governing the Notes, and a cross-default under the agreements governing certain of our other indebtedness, which may result in the acceleration of such indebtedness requiring us to repay that indebtedness immediately. If a Change of Control Repurchase Event were to occur, we may not have sufficient funds to repay any such accelerated indebtedness and/or to make the required repurchase of the Notes. For the avoidance of doubt, except with respect to the subscription agreement entered into by MS Credit Partners Holdings to purchase our Units described above, Morgan Stanley does not have any obligation to provide us with funding to repurchase the Notes upon a Change of Control Repurchase Event or otherwise.
We and our portfolio companies may maintain cash balances at financial institutions that exceed federally insured limits and may otherwise be materially affected by adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties.
Cash held by us and by our portfolio companies in non-interest-bearing and interest-bearing operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we or our portfolio companies could lose all or a portion of those amounts held in excess of such insurance limitations. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect our and our portfolio companies’ business, financial condition, results of operations, or prospects.
Although we assess our and our portfolio companies’ banking relationships as we believe necessary or appropriate, our and our portfolio companies’ access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our respective current and projected future business operations could be significantly impaired by factors that affect us or our portfolio companies, the financial institutions with which we, or our portfolio companies have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we or our portfolio companies have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.
In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us or our portfolio companies to acquire financing on acceptable terms or at all.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
Refer to “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 8. Members’ Capital” in this Report, the Form 10-K and our Current Report on Form 8-K filed on January 31, 2023, March 3, 2023 and March 30, 2023, for the issuance of our Class S Units for the three months ended March 31, 2023. Such issuances were part of our continuous private offering and were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.
Issuer Purchases of Equity Securities
None
Item 3: Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On May 8, 2023, Thomas P. Torrisi notified the Board of Directors of his resignation as the Company’s interim Chief Compliance Officer, effective as of the close of business on May 8, 2023. Mr. Torrisi’s resignation is not a result of any disagreement with the Company.
On May 8, 2023, the Board of Directors appointed Gauranga Pal as Chief Compliance Officer of the Company effective immediately

Item 6. Exhibits
(a) Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
10.1	Master Note Purchase Agreement by and between the Company and the purchasers party thereto, dated March 16, 2023(1)
10.2
First Amendment to the Loan and Servicing Agreement dated as of April 20, 2023 by and among PIF Financing SPV LLC, as borrower, the conduit lenders and institutional lenders from time to time party hereto, as lenders, the lender agents from time to time party hereto, as lender agents, Wells Fargo Bank, National Association, as administrative agent, North Haven Private Income Fund LLC, as equityholder and servicer, and State Street Bank and Trust Company, as collateral agent and collateral custodian(2)

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Filed herewith
(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on March 30, 2023 (File No. 814-01489)
(2)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on April 24, 2023 (File No. 814-01489)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

North Haven Private Income Fund LLC
Dated: May 10, 2023	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (Principal Executive Officer)

Dated: May 10, 2023	By:	/s/ Venugopal Rathi
Venugopal Rathi Chief Financial Officer (Principal Financial Officer)