Form 10-Q
period 2023-06-30
North Haven Private Income Fund LLC
filed 2023-08-09
CIK 1851322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of August 9, 2023, there was no established public market for the registrant’s limited liability company units.
The number of the registrant’s Class S Units outstanding at August 9, 2023 was 91,394,860.

North Haven Private Income Fund LLC
SIGNATURES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the unitholders and the Board of Directors of North Haven Private Income Fund LLC
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statement of financial condition of North Haven Private Income Fund LLC and subsidiaries (the “Company”), including the consolidated schedule of investments as of June 30, 2023, and the related consolidated statements of operations, changes in members’ capital for the three-month and six-month periods ended June 30, 2023, and 2022, and cash flows for the six-month periods ended June 30, 2023 and 2022, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of financial condition of the Company including the consolidated schedule of investments as of December 31, 2022, and the related consolidated statements of operations, changes in members’ capital, and cash flows for the year then ended (not presented herein); and in our report dated March 9, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statements of financial condition as of December 31, 2022, is fairly stated, in all material respects, in relation to the consolidated statements of financial condition from which it has been derived.
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
/s/ Deloitte & Touche LLP
New York, NY
August 9, 2023

North Haven Private Income Fund LLC
Consolidated Statements of Financial Condition
(In thousands, except unit and per unit amounts)

	As of
	June 30, 2023 (Unaudited)	December 31, 2022 (Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $2,606,096 and $2,051,185 at June 30, 2023 and December 31, 2022, respectively)	$2,550,372	$1,975,109
Cash	142,084	75,378
Deferred financing costs	10,173	9,154
Deferred offering costs	—	18
Interest and dividend receivable from non-controlled/non-affiliated investments	17,941	14,308
Receivable for investments sold/repaid	1,453	380
Prepaid expenses and other assets	221	876
Total assets	2,722,244	2,075,223

Liabilities
Debt (net of unamortized debt issuance costs of $3,484 and $0 as of June 30, 2023 and December 31, 2022, respectively)	927,145	726,496
Payable for investments purchased	101	361
Payable to affiliates (Note 3)	1,461	1,592
Financing costs payable	—	2,275
Distributions payable	12,703	9,814
Management fees payable	4,741	3,833
Subscriptions received in advance (Note 8)	86,154	36,304
Payable for units repurchased (Note 8)	31,798	20,228
Income based incentive fee payable	5,166	1,403
Interest payable	16,797	1,782
Accrued expenses and other liabilities	5,970	4,922
Total liabilities	1,092,036	809,010

Commitments and Contingencies (Note 7)

Members' Capital
Common units, par value $0.001 per unit (100,000,000 units authorized and 86,468,645 and 68,104,617 units issued and outstanding as of June 30, 2023 and December 31, 2022, respectively)	93	71
Paid-in capital in excess of par value	1,682,260	1,337,703
Net distributable earnings (accumulated losses)	(52,145)	(71,561)
Total members' capital	$1,630,208	$1,266,213
Total liabilities and members' capital	$2,722,244	$2,075,223
Net asset value per unit	$18.85	$18.59

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund LLC
Consolidated Statements of Operations (Unaudited)
(In thousands, except unit and per unit amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$64,398	$15,027	$119,050	$20,196
Payment-in-kind interest income	585	14	1,107	24
Dividend income	763	22	1,638	22
Other income	2,010	575	3,063	762
Total investment income	67,756	15,638	124,858	21,004
Expenses:
Interest expense and other financing expenses	17,353	1,543	31,011	2,108
Management fees	4,741	2,733	8,964	3,834
Income based incentive fees	5,590	764	10,374	764
Professional fees	969	455	1,624	810
Organization and offering costs	—	197	18	435
Directors' fees	82	76	165	153
Administrative service fees	22	30	43	60
Servicing fees	3,224	1,859	6,096	2,612
General and other expenses	26	175	328	300
Total expenses	32,007	7,832	58,623	11,076
Expense support (Note 3)	—	(785)	—	(1,320)
Management fees waiver (Note 3)	—	(2,733)	—	(3,834)
Income based incentive fees waiver (Note 3)	(424)	(764)	(424)	(764)
Net expenses	31,583	3,550	58,199	5,158
Net investment income (loss)	36,173	12,088	66,659	15,846
Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	—	(122)	42	(122)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	12,019	(38,330)	20,219	(44,402)
Net realized and unrealized gain (loss)	$12,019	$(38,452)	$20,261	$(44,524)
Net increase (decrease) in members' capital resulting from operations	$48,192	$(26,364)	$86,920	$(28,678)
Per unit information—basic and diluted
Net investment income (loss) per unit	$0.44	$0.25	$0.86	$0.39
Earnings (loss) per unit	$0.58	$(0.55)	$1.12	$(0.70)
Weighted average units outstanding (Note 9):	82,814,895	48,146,059	77,908,744	40,849,364

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund LLC
Consolidated Statements of Changes in Members’ Capital (Unaudited)
(In thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Members' Capital at beginning of period:	$1,395,612	$681,036	$1,266,213	$(456)
Increase (decrease) in members’ capital resulting from operations:
Net investment income (loss)	36,173	12,088	66,659	15,846
Net realized gain (loss)	—	(122)	42	(122)
Net change in unrealized appreciation (depreciation)	12,019	(38,330)	20,219	(44,402)
Net increase (decrease) in members’ capital resulting from operations	48,192	(26,364)	86,920	(28,678)

Capital transactions:
Issuance of Units	235,727	373,009	368,856	1,060,165
Reinvestment of distributions	18,258	5,468	34,683	6,045
Repurchased Units	(31,798)	(5,821)	(58,960)	(5,821)
Distributions declared	(35,783)	(12,429)	(67,504)	(16,356)
Net increase in members' capital resulting from capital transactions	186,404	360,227	277,075	1,044,033
Total increase (decrease) in members' capital	234,596	333,863	363,995	1,015,355
Members' capital at end of period	$1,630,208	$1,014,899	$1,630,208	$1,014,899

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund LLC
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Six Months Ended
	June 30, 2023	June 30, 2022
Cash flows from operating activities:
Net increase (decrease) in members' capital resulting from operations	$86,920	$(28,678)
Adjustments to reconcile net increase (decrease) in members' capital resulting from operations to net cash provided by (used in) operating activities
Net change in unrealized (appreciation) depreciation on investments	(20,219)	44,402
Net realized (gain) loss on investments	(42)	122
Net accretion of discount and amortization of premium on investments	(3,539)	(615)
Payment-in-kind interest and dividend capitalized	(2,518)	(10)
Amortization of deferred financing costs	1,143	418
Amortization of debt issuance costs on Unsecured Notes	316	—
Amortization of deferred offering costs	18	182
Purchases of investments and change in payable for investments purchased	(682,230)	(1,356,082)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	132,085	15,187
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	(3,633)	(4,680)
(Increase) decrease in prepaid expenses and other assets	655	(4,294)
(Decrease) increase in payable to affiliates	(131)	639
(Decrease) increase in management fees payable	908	—
(Decrease) increase in incentive fees payable	3,763	—
(Decrease) increase in interest payable	15,015	289
(Decrease) increase in accrued expenses and other liabilities	1,047	2,839
Net cash provided by (used in) operating activities	(470,442)	(1,330,281)

Cash flows from financing activities:
Borrowings on debt	$920,000	$568,500
Repayments on debt	(716,000)	(155,000)
Deferred financing costs paid	(4,437)	(7,365)
Debt issuance costs paid	(3,800)	—
Distributions paid in cash	(29,932)	(5,473)
Proceeds from issuance of Units	332,552	1,060,165
Subscriptions received in advance	86,154	87,178
Repurchases of Units	(47,390)	—
Offering costs paid	—	(347)
Net cash provided by (used in) financing activities	537,147	1,547,658
Net increase (decrease) in cash	66,705	217,377
Cash at beginning of period	75,378	35
Cash at end of period	$142,084	$217,412

North Haven Private Income Fund LLC
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

Supplemental information and non-cash activities:
Excise tax paid	$170	$—
Interest expense paid	$14,536	$400
Distribution reinvestment paid	$34,683	$6,045
Accrued but unpaid distributions	$12,703	$4,838
Accrued but unpaid deferred financing costs	$—	$2,275
Accrued but unpaid deferred offering costs	$—	$354
Accrued but unpaid repurchases of Common units	$31,798	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity	Par Amount/ Shares	Cost(4)	Fair	Percentage of Net Assets
First Lien Debt
Aerospace & Defense
KKR Apple Bidco, LLC	(5) (9)	S +	2.75%	7.97%	9/23/2028	4,925	$4,920	$4,878	0.30%
Mantech International CP	(5) (6) (8)	S +	5.75%	10.80%	9/14/2029	21,438	21,045	21,273	1.30
Mantech International CP	(5) (8) (12)	S +	5.75%	10.80%	9/14/2029	—	(46)	(40)	—
Mantech International CP	(5) (8) (12)	S +	5.75%	10.80%	9/14/2028	—	(56)	(25)	—
							25,863	26,086	1.60
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(5) (8)	S +	6.00%	11.24%	6/11/2027	51,163	50,301	50,043	3.07
Omni Intermediate Holdings, LLC	(5) (6) (7)	S +	5.00%	10.40%	12/30/2026	11,089	10,968	10,724	0.66
Omni Intermediate Holdings, LLC	(5) (7) (12)	S +	5.00%	10.40%	12/30/2026	488	479	456	0.03
Omni Intermediate Holdings, LLC	(5) (7) (12)	S +	5.00%	10.40%	12/30/2025	—	(4)	(23)	—
RoadOne IntermodaLogistics	(5) (7)	S +	6.25%	11.11%	12/30/2028	656	638	634	0.04
RoadOne IntermodaLogistics	(5) (7) (12)	S +	6.25%	11.11%	12/30/2028	51	48	46	—
RoadOne IntermodaLogistics	(5) (7) (12)	S +	6.25%	11.11%	12/30/2028	8	5	3	—
							62,435	61,883	3.80
Automobile Components
Continental Battery Company	(5) (6) (7)	S +	6.75%	11.89%	1/20/2027	6,156	6,063	5,432	0.33
Les Schwab Tire Centers	(8)	L +	3.25%	8.44%	11/2/2027	4,924	4,929	4,887	0.30
Randy's Holdings, Inc.	(5) (6) (7)	S +	6.50%	11.74%	11/1/2028	11,251	10,941	11,024	0.68
Randy's Holdings, Inc.	(5) (7) (12)	S +	6.50%	11.74%	11/1/2028	—	(50)	(76)	—
Randy's Holdings, Inc.	(5) (7) (12)	S +	6.50%	11.74%	11/1/2028	285	244	254	0.02
Sonny's Enterprises, LLC	(5) (6) (7)	S +	6.75%	11.96%	8/5/2028	36,363	35,562	35,452	2.17
Sonny's Enterprises, LLC	(5) (7) (12)	S +	6.75%	11.96%	8/5/2028	—	(149)	(149)	(0.01)
Sonny's Enterprises, LLC	(5) (7) (12)	S +	6.75%	11.96%	8/5/2027	—	(128)	(128)	(0.01)
							57,412	56,696	3.48
Automobiles
ARI Network Services, Inc.	(5) (6) (8)	S +	5.25%	10.45%	2/28/2025	14,159	13,998	13,929	0.85
Portfolio Group	(5) (7) (12)	S +	6.00%	11.59%	12/2/2025	994	930	943	0.06
Summit Buyer, LLC	(5) (7) (12)	S +	5.25%	10.44%	1/14/2026	906	844	707	0.04
							15,772	15,579	0.96
Beverages
Triton Water Holdings, Inc.	(9)	S +	3.50%	8.74%	3/31/2028	4,925	4,904	4,753	0.29
Biotechnology
GraphPad Software, LLC	(5) (6) (7)	S +	5.50%	10.71%	4/27/2027	7,967	7,906	7,826	0.48
GraphPad Software, LLC	(5) (7) (12)	S +	5.50%	10.71%	4/27/2027	—	(32)	(78)	—
							7,874	7,748	0.48

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity	Par Amount/ Shares	Cost(4)	Fair	Percentage of Net Assets
Broadline Retail
PUG, LLC		S +	3.50%	8.72%	2/12/2027	4,923	$4,919	$4,363	0.27%
Building Products
ACProducts, Inc.	(9)	S +	4.25%	9.75%	5/17/2028	4,925	4,909	4,128	0.25
Chamberlain Group, Inc.	(9)	S +	3.25%	8.45%	11/3/2028	3,940	3,935	3,847	0.24
Icebox Holdco III, Inc.	(9)	S +	3.75%	9.09%	12/22/2028	2,471	2,474	2,389	0.15
White Cap Buyer, LLC		S +	3.75%	8.85%	10/19/2027	2,469	2,472	2,443	0.15
							13,790	12,807	0.79
Chemicals
Olympus Water US Holding Corporation	(9)	S +	3.75%	9.25%	11/9/2028	2,955	2,958	2,833	0.17
Tank Holding Corp.	(6) (8)	S +	5.75%	10.95%	3/31/2028	32,802	32,255	31,503	1.93
Tank Holding Corp.	(5) (6) (8)	S +	6.00%	11.17%	3/31/2028	21,384	20,753	20,753	1.27
Tank Holding Corp.	(5) (8) (12)	S +	6.00%	11.17%	3/31/2028	—	(135)	(135)	(0.01)
Tank Holding Corp.	(8) (12)	S +	5.75%	10.95%	3/31/2028	1,182	1,152	1,108	0.07
V Global Holdings, LLC	(5) (6) (8)	S +	5.75%	10.84%	12/22/2027	14,636	14,391	14,169	0.87
V Global Holdings, LLC	(5) (8) (12)	S +	5.75%	10.99%	12/22/2025	499	471	435	0.03
							71,845	70,666	4.33
Commercial Services & Supplies
Allied Universal Holdco, LLC	(9)	S +	3.75%	8.95%	5/12/2028	6,895	6,886	6,692	0.41
Atlas Us Finco, Inc.	(5) (6) (7) (10)	S +	7.25%	12.40%	12/9/2029	13,852	13,459	13,573	0.83
Atlas Us Finco, Inc.	(5) (7) (10) (12)	S +	7.25%	12.40%	12/9/2028	—	(35)	(26)	—
Belfor Holdings, Inc.	(8)	L +	4.00%	9.19%	4/6/2026	4,923	4,927	4,908	0.30
BPG Holdings IV Corp.	(5) (8)	S +	6.00%	11.24%	7/29/2029	16,761	15,729	16,079	0.99
DG Investment Intermediate Holdings 2, Inc.	(8)	S +	3.75%	8.97%	3/31/2028	4,437	4,440	4,347	0.27
Employbridge Holding Company	(8)	L +	4.75%	9.93%	7/19/2028	2,462	2,462	1,978	0.12
Energy Labs Holdings Corp.	(5) (7)	S +	5.25%	10.50%	4/7/2028	7,334	7,242	7,160	0.44
Energy Labs Holdings Corp.	(5) (7)	S +	5.25%	10.24%	4/7/2028	699	690	682	0.04
Energy Labs Holdings Corp.	(5) (7) (12)	S +	5.25%	10.44%	4/7/2028	191	177	163	0.01
FLS Holding, Inc.	(5) (6) (7) (10)	S +	5.25%	10.79%	12/15/2028	9,535	9,378	9,421	0.58
FLS Holding, Inc.	(5) (7) (10)	S +	5.25%	10.79%	12/15/2028	2,073	2,037	2,048	0.13
FLS Holding, Inc.	(5) (7) (10) (12)	S +	5.25%	10.79%	12/17/2027	—	(12)	(10)	—
LHS Borrower, LLC	(9)	S +	4.75%	9.66%	2/16/2029	2,464	2,427	2,046	0.13
PECF USS Intermediate Holding III Corporation	(9)	L +	4.25%	9.52%	12/15/2028	4,925	4,935	4,014	0.25
Sherlock Buyer Corp.	(5) (6) (8)	S +	5.75%	11.09%	12/8/2028	7,027	6,911	6,940	0.43
Sherlock Buyer Corp.	(5) (8) (12)	S +	5.75%	11.09%	12/8/2028	—	(16)	(25)	—
Sherlock Buyer Corp.	(5) (8) (12)	S +	5.75%	11.09%	12/8/2027	—	(12)	(10)	—
SITEL Worldwide Corporation	(9)	L +	3.75%	8.95%	8/28/2028	4,925	4,940	4,806	0.29
Surewerx Purchaser III, Inc.	(5) (6) (8) (10)	S +	6.75%	11.99%	12/28/2029	2,022	1,965	2,004	0.12

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity	Par Amount/ Shares	Cost(4)	Fair	Percentage of Net Assets
Surewerx Purchaser III, Inc.	(5) (8) (10) (12)	S +	6.75%	11.99%	12/28/2029	—	$(8)	$(4)	—%
Surewerx Purchaser III, Inc.	(5) (8) (10) (12)	S +	6.75%	11.99%	12/28/2028	69	58	65	—
Sweep Purchaser, LLC	(5) (7) (12)	L +	5.75%	11.02%	11/30/2026	4,575	4,498	4,373	0.27
Tamarack Intermediate, LLC	(5) (6) (8)	S +	5.75%	10.64%	3/13/2028	14,974	14,726	14,292	0.88
Tamarack Intermediate, LLC	(5) (8) (12)	S +	5.75%	10.64%	3/13/2028	409	370	296	0.02
TruGreen Limited Partnership	(8)	S +	4.00%	9.20%	11/2/2027	4,924	4,885	4,520	0.28
USIC Holdings, Inc.	(8)	L +	3.50%	8.69%	5/12/2028	6,902	6,867	6,523	0.40
Valcourt Holdings II, LLC	(5) (6) (7)	S +	5.25%	10.64%	1/7/2027	3,248	3,198	3,229	0.20
VRC Companies, LLC	(5) (6) (7)	S +	5.75%	10.72%	6/29/2027	13,479	13,309	13,274	0.81
VRC Companies, LLC	(5) (7) (12)	S +	5.75%	10.72%	6/29/2027	15,069	14,871	14,821	0.91
							151,304	148,179	9.11
Construction & Engineering
Centuri Group, Inc.	(9)	S +	2.50%	7.72%	8/27/2028	2,685	2,682	2,669	0.16
KPSKY Acquisition, Inc.	(5) (6) (8)	S +	5.50%	10.65%	10/19/2028	6,483	6,377	6,279	0.39
KPSKY Acquisition, Inc.	(5) (8) (12)	S +	5.50%	10.65%	10/19/2028	7,640	7,457	7,221	0.44
LJ Avalon Holdings, LLC	(5) (7)	S +	6.25%	11.51%	2/1/2030	2,989	2,903	2,884	0.18
LJ Avalon Holdings, LLC	(5) (7) (12)	S +	6.25%	11.51%	2/1/2030	—	(17)	(43)	—
LJ Avalon Holdings, LLC	(5) (7) (12)	S +	6.25%	11.51%	2/1/2029	—	(14)	(17)	—
Superman Holdings, LLC	(5) (7)	S +	5.75%	10.99%	8/31/2027	10,251	10,003	10,003	0.61
Superman Holdings, LLC	(5) (7) (12)	S +	5.75%	10.99%	8/31/2027	—	(29)	(29)	—
							29,362	28,967	1.78
Construction Materials
SRS Distribution, Inc.	(9)	L +	3.50%	8.69%	6/2/2028	5,431	5,429	5,267	0.32
Consumer Finance
Deerfield Dakota Holding, LLC	(7)	S +	3.75%	8.99%	4/9/2027	4,924	4,943	4,769	0.29
Consumer Staples Distribution & Retail
CNT Holdings I Corp.	(8)	S +	3.50%	8.46%	11/8/2027	4,924	4,939	4,902	0.30
Shearer's Foods, Inc.	(8)	S +	3.50%	8.72%	9/23/2027	2,462	2,462	2,428	0.15
							7,401	7,330	0.45
Containers & Packaging
BP Purchaser, LLC	(5) (6) (8)	S +	5.50%	11.00%	12/11/2028	9,767	9,606	9,308	0.57
FORTIS Solutions Group, LLC	(5) (8)	S +	5.50%	10.84%	10/13/2028	6,391	6,297	6,298	0.39
FORTIS Solutions Group, LLC	(5) (8) (12)	S +	5.50%	10.84%	10/13/2028	18	18	18	—
FORTIS Solutions Group, LLC	(5) (8) (12)	S +	5.50%	10.84%	10/15/2028	78	(4)	(112)	(0.01)
FORTIS Solutions Group, LLC	(5) (8) (12)	S +	5.50%	10.84%	10/15/2027	86	77	76	—
Proampac PG Borrower, LLC	(8)	S +	3.75%	8.99%	11/3/2025	4,925	4,937	4,866	0.30
							20,931	20,454	1.25

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity	Par Amount/ Shares	Cost(4)	Fair	Percentage of Net Assets
Distributors
48Forty Solutions, LLC	(5) (7)	S +	5.75%	11.04%	11/30/2026	36,811	$36,172	$35,968	2.21%
48Forty Solutions, LLC	(5) (7) (12)	S +	5.75%	11.04%	11/30/2026	1,122	1,039	993	0.06
ABB Concise Optical Group, LLC	(5) (6) (8)	S +	7.50%	12.88%	2/23/2028	16,965	16,615	15,474	0.95
Avalara, Inc.	(5) (8)	S +	7.25%	12.49%	10/19/2028	21,797	21,417	21,633	1.33
Avalara, Inc.	(5) (8) (12)	S +	7.25%	12.49%	10/19/2028	—	(37)	(16)	—
PT Intermediate Holdings III, LLC	(5) (6) (8)	S +	6.50%	11.74%	11/1/2028	27,541	27,117	26,211	1.61
PT Intermediate Holdings III, LLC	(5) (6) (8)	S +	5.98%	11.37%	11/1/2028	2,446	2,427	2,307	0.14
PT Intermediate Holdings III, LLC	(5) (8) (12)	S +	5.98%	11.37%	11/1/2028	4,999	4,858	4,516	0.28
							109,608	107,086	6.57
Diversified Consumer Services
Apex Service Partners, LLC	(5) (6) (7)	S +	5.50%	10.74%	7/31/2025	5,412	5,142	5,121	0.31
Apex Service Partners, LLC	(5) (7)	S +	5.50%	10.74%	7/31/2025	5,412	5,142	5,121	0.31
Asurion, LLC		L +	3.25%	8.79%	12/23/2026	4,924	4,915	4,735	0.29
FPG Intermediate Holdco, LLC	(5) (7)	S +	6.50%	11.91%	3/5/2027	6,591	6,481	6,371	0.39
Groundworks, LLC	(5) (6) (7)	S +	6.50%	11.65%	3/14/2030	5,218	5,065	5,092	0.31
Groundworks, LLC	(5) (7) (12)	S +	6.50%	11.65%	3/14/2030	—	(14)	(23)	—
Groundworks, LLC	(5) (7) (12)	S +	6.50%	11.65%	3/14/2029	—	(9)	(7)	—
Heartland Home Services	(5) (8) (12)	S +	5.75%	10.96%	12/15/2026	21,510	21,334	21,155	1.30
Lightspeed Solution, LLC	(5) (6) (8)	S +	6.00%	11.37%	3/1/2028	15,458	15,210	15,002	0.92
Lightspeed Solution, LLC	(5) (8) (12)	S +	6.00%	11.56%	3/1/2028	494	451	350	0.02
LUV Car Wash Group, LLC	(5) (6) (7) (12)	S +	7.00%	12.04%	12/9/2026	7,354	7,281	7,245	0.44
Magnolia Wash Holdings	(5) (7)	S +	5.50%	11.65%	7/14/2028	9,582	9,414	7,449	0.46
Magnolia Wash Holdings	(5) (7)	S +	5.50%	11.65%	7/14/2028	1,795	1,763	1,395	0.09
Magnolia Wash Holdings	(5) (7) (12)	S +	5.50%	11.65%	7/14/2028	223	216	133	0.01
Mammoth Holdings, LLC	(5) (7)	S +	6.50%	11.65%	10/16/2024	11,645	11,582	11,545	0.71
Mammoth Holdings, LLC	(5) (7) (12)	S +	6.00%	11.65%	10/16/2024	—	(8)	(12)	—
Spin Holdco, Inc.	(8)	L +	4.00%	9.23%	3/4/2028	4,924	4,935	4,203	0.26
Spotless Brands, LLC	(5) (6) (7)	S +	6.50%	11.72%	7/25/2028	24,337	23,907	23,718	1.45
Spotless Brands, LLC	(5) (7)	S +	6.50%	11.72%	7/25/2028	4,608	4,527	4,491	0.28
Spotless Brands, LLC	(5) (7) (12)	S +	6.50%	11.72%	7/25/2028	—	(13)	(20)	—
							127,321	123,064	7.55
Electrical Equipment
Dynacast International, LLC	(7)	S +	4.50%	9.83%	7/22/2025	2,241	2,248	2,079	0.13
Electronic Equipment, Instruments & Components
Abracon Group Holdings, LLC	(5) (6) (8)	S +	5.75%	10.89%	7/6/2028	23,765	23,350	23,083	1.42
Abracon Group Holdings, LLC	(5) (8) (12)	S +	5.75%	10.95%	7/6/2028	1,281	1,232	1,157	0.07
Abracon Group Holdings, LLC	(5) (8) (12)	S +	5.75%	10.89%	7/6/2028	—	(29)	(50)	—

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity	Par Amount/ Shares	Cost(4)	Fair	Percentage of Net Assets
Alliance Laundry Systems, LLC	(8)	S +	3.50%	8.56%	10/8/2027	4,923	$4,933	$4,905	0.30%
Dwyer Instruments, Inc.	(5) (6) (8)	S +	5.75%	11.09%	7/21/2027	21,615	21,252	21,050	1.29
Dwyer Instruments, Inc.	(5) (8) (12)	S +	5.75%	11.09%	7/21/2027	—	(42)	(143)	(0.01)
Dwyer Instruments, Inc.	(5) (8) (12)	S +	5.75%	11.09%	7/21/2027	709	665	638	0.04
Infinite Bidco, LLC	(5) (9)	S +	6.25%	11.27%	3/2/2028	4,585	4,457	4,485	0.28
							55,818	55,125	3.38
Financial Services
Applitools, Inc.	(5) (8) (10)	S +	6.25% PIK	11.35% PIK	5/25/2029	10,925	10,751	10,457	0.64
Applitools, Inc.	(5) (8) (10) (12)	S +	6.25%	11.35%	5/25/2028	—	(23)	(60)	—
Cerity Partners, LLC	(5) (6) (8)	S +	6.75%	11.80%	12/29/2029	1,676	1,628	1,661	0.10
Cerity Partners, LLC	(5) (8) (12)	S +	6.75%	11.85%	12/29/2029	531	460	508	0.03
Finastra USA, Inc.	(7) (10)	L +	3.50%	9.21%	6/13/2024	4,917	4,915	4,718	0.29
SitusAMC Holdings Corp.	(5) (6) (8)	S +	5.50%	10.84%	12/22/2027	5,530	5,485	5,402	0.33
Smarsh, Inc.	(5) (8)	S +	6.50%	11.84%	2/16/2029	4,286	4,213	4,158	0.26
Smarsh, Inc.	(5) (8) (12)	S +	6.50%	11.84%	2/16/2029	536	522	504	0.03
Smarsh, Inc.	(5) (8) (12)	S +	6.50%	11.84%	2/16/2029	—	(4)	(8)	—
							27,947	27,340	1.68
Ground Transportation
PODS, LLC	(8)	S +	3.00%	8.22%	3/31/2028	4,925	4,930	4,832	0.30
Health Care Equipment & Supplies
Medline Borrower, LP	(9)	S +	3.25%	8.47%	10/23/2028	4,938	4,935	4,877	0.30
PerkinElmer U.S., LLC	(5) (6) (7)	S +	6.75%	11.99%	3/13/2029	24,029	23,333	23,381	1.43
							28,268	28,258	1.73
Health Care Providers & Services
Advarra Holdings, Inc.	(5) (9)	S +	5.75%	10.83%	8/24/2029	13,111	12,902	12,687	0.78
Advarra Holdings, Inc.	(5) (9) (12)	S +	5.75%	10.83%	8/24/2029	—	(9)	(39)	—
CHG Healthcare Services, Inc.	(9)	L +	3.25%	8.44%	9/29/2028	4,925	4,940	4,896	0.30
DCA Investment Holdings, LLC	(5) (6) (8)	S +	6.41%	11.65%	4/3/2028	17,411	17,276	17,281	1.06
DCA Investment Holdings, LLC	(5) (8) (12)	S +	6.41%	11.65%	4/3/2028	2,438	2,392	2,413	0.15
DCA Investment Holdings, LLC	(5) (8)	S +	6.50%	11.79%	4/3/2028	5,466	5,425	5,425	0.33
Electron BidCo, Inc.	(9)	S +	3.00%	8.22%	11/1/2028	4,938	4,943	4,911	0.30
Gateway US Holdings, Inc.	(5) (6) (8) (10)	S +	5.50%	11.89%	9/22/2026	11,268	11,194	11,191	0.69
Gateway US Holdings, Inc.	(5) (8) (10) (12)	S +	5.50%	11.89%	9/22/2026	3,081	3,059	3,059	0.19
Gateway US Holdings, Inc.	(5) (8) (10) (12)	S +	5.50%	11.89%	9/22/2026	—	(3)	(3)	—
Heartland Veterinary Partners, LLC	(5) (6) (7)	S +	4.75%	9.95%	12/10/2026	2,570	2,551	2,546	0.16
Heartland Veterinary Partners, LLC	(5) (7)	S +	4.75%	9.95%	12/10/2026	5,820	5,778	5,764	0.35
Heartland Veterinary Partners, LLC	(5) (7) (12)	S +	4.75%	9.95%	12/10/2026	—	(4)	(5)	—
iCIMS, Inc.	(5) (8)	S +	7.25%	12.38%	8/18/2028	8,618	8,480	8,553	0.52

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity	Par Amount/ Shares	Cost(4)	Fair	Percentage of Net Assets
iCIMS, Inc.	(5) (8)	S +	7.25%	12.38%	8/18/2028	6,392	$6,344	$6,344	0.39%
iCIMS, Inc.	(5) (8) (12)	S +	7.25%	12.38%	8/18/2028	—	(11)	(12)	—
iCIMS, Inc.	(5) (8) (12)	S +	7.25%	12.38%	8/18/2028	100	95	95	0.01
Intelerad Medical Systems Incorporated	(5) (7) (10)	S +	6.50%	11.70%	8/21/2026	8,632	8,419	8,130	0.50
Intelerad Medical Systems Incorporated	(5) (10) (12)	S +	6.50%	11.70%	5/31/2028	257	249	249	0.02
Medical Solutions Holdings, Inc.	(9)	S +	3.25%	8.61%	11/1/2028	5,436	5,431	5,094	0.31
Midwest Physician Administrative Services, LLC	(8)	L +	3.25%	8.79%	3/12/2028	3,940	3,932	3,622	0.22
National Mentor Holdings, Inc.	(8)	S +	3.75%	8.98%	3/2/2028	2,761	2,742	2,076	0.13
Pareto Health Intermediate Holdings, Inc.	(5) (8)	S +	6.50%	11.74%	5/31/2030	91,068	89,261	89,261	5.48
Pareto Health Intermediate Holdings, Inc.	(5) (8) (12)	S +	6.50%	11.74%	5/31/2029	—	(210)	(210)	(0.01)
Parexel International Corporation	(9)	S +	3.25%	8.47%	11/15/2028	6,913	6,926	6,850	0.42
PetVet Care Centers, LLC	(8)	L +	3.50%	8.69%	2/14/2025	4,923	4,934	4,811	0.30
Phoenix Guarantor, Inc.		S +	3.50%	8.60%	3/5/2026	4,924	4,933	4,862	0.30
PPV Intermediate Holdings, LLC	(5) (8)	S +	5.75%	10.89%	8/31/2029	26,853	25,814	25,814	1.58
Southern Veterinary Partners, LLC	(5) (7)	S +	5.50%	10.68%	10/5/2027	9,158	9,002	8,861	0.54
Stepping Stones Healthcare Services, LLC	(5) (8)	S +	5.75%	11.09%	1/2/2029	4,320	4,266	4,189	0.26
Stepping Stones Healthcare Services, LLC	(5) (8) (12)	S +	5.75%	11.09%	1/2/2029	745	733	707	0.04
Stepping Stones Healthcare Services, LLC	(5) (8) (12)	S +	5.75%	11.09%	12/30/2026	125	118	106	0.01
Tivity Health, Inc.	(5) (6) (8)	S +	6.00%	11.24%	6/28/2029	13,220	13,043	13,059	0.80
Vardiman Black Holdings, LLC	(5) (6) (9)	S +	7.00%	12.26%	3/18/2027	6,789	6,736	6,381	0.39
Vardiman Black Holdings, LLC	(5) (9)	S +	7.00%	12.26%	3/18/2027	8,059	7,994	7,575	0.46
Vermont Aus Pty Ltd	(5) (6) (8) (10)	S +	5.50%	10.89%	3/23/2028	22,713	22,232	21,899	1.34
							301,907	298,442	18.31
Health Care Technology
Athenahealth, Inc.	(9)	S +	3.50%	8.59%	2/15/2029	4,413	4,390	4,242	0.26
Athenahealth, Inc.	(9) (12)	S +	3.50%	8.59%	2/15/2029	—	(4)	(21)	—
Ensemble RCM, LLC		S +	3.75%	8.90%	8/3/2026	4,923	4,937	4,917	0.30
eResearchTechnology, Inc.	(7)	S +	4.50%	9.72%	2/4/2027	3,447	3,427	3,309	0.20
Gainwell Acquisition Corp.	(8)	S +	4.00%	9.34%	10/1/2027	6,894	6,917	6,782	0.42
MedAssets Software Intermediate Holdings, Inc.	(9)	L +	4.00%	9.19%	12/18/2028	6,913	6,916	5,853	0.36
Navicure, Inc.		S +	4.00%	9.22%	10/22/2026	6,893	6,909	6,867	0.42
Project Ruby Ultimate Parent Corp.	(8)	S +	3.25%	8.47%	3/10/2028	5,417	5,416	5,288	0.32
Symplr Software, Inc.		S +	4.50%	9.65%	12/22/2027	4,924	4,935	4,412	0.27
Verscend Holding Corp.		S +	4.00%	9.22%	8/27/2025	6,894	6,891	6,884	0.42
							50,734	48,533	2.98
Household Products
AI Aqua Merger Sub, Inc.	(9)	S +	3.75%	8.90%	7/31/2028	4,768	4,778	4,675	0.29

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity	Par Amount/ Shares	Cost(4)	Fair	Percentage of Net Assets
Industrial Conglomerates
Excelitas Technologies Corp.	(5) (8)	S +	5.75%	10.94%	8/13/2029	34,593	$33,985	$33,632	2.06%
Excelitas Technologies Corp.	(5) (8)	E +	5.75%	9.05%	8/13/2029	€5,703	5,794	6,049	0.37
Excelitas Technologies Corp.	(5) (8) (12)	S +	5.75%	10.94%	8/13/2029	—	(55)	(112)	(0.01)
Excelitas Technologies Corp.	(5) (8) (12)	S +	5.75%	10.94%	8/14/2028	1,630	1,577	1,544	0.09
Filtration Group Corporation	(9)	S +	3.50%	8.72%	10/21/2028	4,925	4,930	4,902	0.30
Raptor Merger Sub Debt, LLC	(5) (6) (8)	S +	6.75%	11.99%	4/1/2029	32,395	31,502	31,799	1.95
Raptor Merger Sub Debt, LLC	(5) (8) (12)	S +	6.75%	11.99%	4/1/2028	488	424	444	0.03
							78,157	78,258	4.80
Insurance Services
Alliant Holdings Intermediate, LLC	(9)	L +	3.50%	8.65%	11/6/2027	3,929	3,930	3,902	0.24
Amerilife Holdings, LLC	(5) (6) (8)	S +	5.75%	10.99%	8/31/2029	15,038	14,764	14,456	0.89
Foundation Risk Partners Corp.	(5) (6) (8)	S +	6.25%	11.85%	10/30/2028	17,193	16,835	16,365	1.00
Foundation Risk Partners Corp.	(5) (8) (12)	S +	6.25%	11.85%	10/30/2028	8,686	8,490	7,836	0.48
Foundation Risk Partners Corp.	(5) (8) (12)	S +	6.25%	11.85%	10/29/2027	—	(7)	(44)	—
Galway Borrower, LLC	(5) (6) (8)	S +	5.25%	10.71%	9/29/2028	43,934	43,085	42,454	2.60
Galway Borrower, LLC	(5) (8) (12)	S +	5.25%	10.71%	9/29/2028	—	(186)	(530)	(0.03)
Galway Borrower, LLC	(5) (8) (12)	S +	5.25%	10.71%	9/30/2027	—	(35)	(72)	—
Higginbotham Insurance Agency, Inc.	(5) (6) (8)	S +	5.25%	10.45%	11/25/2026	1,215	1,206	1,203	0.07
Higginbotham Insurance Agency, Inc.	(5) (8)	S +	5.25%	10.45%	11/25/2026	2,872	2,849	2,844	0.17
High Street Buyer, Inc.	(5) (8) (12)	S +	5.75%	11.09%	2/2/2029	14,086	13,736	13,901	0.85
Integrity Marketing Acquisition, LLC	(5) (6) (8)	S +	6.00%	11.16%	8/27/2025	20,362	20,022	20,011	1.23
Integrity Marketing Acquisition, LLC	(5) (8) (12)	S +	6.00%	11.16%	8/27/2025	47,122	46,338	46,083	2.83
Integrity Marketing Acquisition, LLC	(5) (8) (12)	S +	6.00%	11.16%	8/27/2025	—	(98)	(98)	(0.01)
Keystone Agency Investors	(5) (6) (7)	S +	5.75%	11.14%	5/3/2027	6,869	6,780	6,773	0.42
Keystone Agency Investors	(5) (6) (7)	S +	5.75%	11.14%	5/3/2027	7,292	7,198	7,191	0.44
Long Term Care Group, Inc.	(5) (8)	S +	6.00%	11.29%	9/8/2027	11,356	11,172	9,079	0.56
Oakbridge Insurance Agency, LLC	(5) (6) (7)	S +	5.75%	10.95%	12/31/2026	12,370	12,198	12,149	0.75
Oakbridge Insurance Agency, LLC	(5) (7) (12)	S +	5.75%	10.95%	12/31/2026	1,392	1,345	1,297	0.08
Oakbridge Insurance Agency, LLC	(5) (7) (12)	S +	5.75%	10.95%	12/31/2026	273	266	261	0.02
Patriot Growth Insurance Services, LLC	(5) (6) (8)	S +	5.50%	10.80%	10/16/2028	6,536	6,435	6,393	0.39
Patriot Growth Insurance Services, LLC	(5) (8) (12)	S +	5.75%	10.80%	10/14/2028	12,786	12,500	12,252	0.75
Patriot Growth Insurance Services, LLC	(5) (8) (12)	S +	5.50%	10.80%	10/16/2028	—	(7)	(10)	—
Peter C. Foy & Associates Insurance Services, LLC	(5) (6) (8)	S +	6.00%	11.22%	11/1/2028	6,649	6,581	6,454	0.40
Peter C. Foy & Associates Insurance Services, LLC	(5) (6) (8)	S +	6.00%	11.22%	11/1/2028	17,768	17,587	17,246	1.06
Peter C. Foy & Associates Insurance Services, LLC	(5) (8) (12)	S +	6.00%	11.22%	11/1/2027	—	(1)	(5)	—
RSC Acquisition, Inc.	(5) (8)	S +	5.50%	10.85%	10/30/2026	5,588	5,549	5,496	0.34
RSC Acquisition, Inc.	(5) (8) (12)	S +	5.50%	10.85%	10/30/2026	39,562	39,230	38,834	2.38

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity	Par Amount/ Shares	Cost(4)	Fair	Percentage of Net Assets
Summit Acquisition, Inc.	(5) (6) (8)	S +	6.75%	11.99%	5/1/2030	22,343	$21,682	$21,682	1.33%
Summit Acquisition, Inc.	(5) (8) (12)	S +	6.75%	11.99%	5/1/2030	—	(73)	(73)	—
Summit Acquisition, Inc.	(5) (8) (12)	S +	6.75%	11.99%	5/1/2029	—	(72)	(72)	—
USI, Inc.		L +	3.25%	8.79%	12/2/2026	4,185	4,181	4,179	0.26
World Insurance Associates, LLC	(5) (6) (7)	S +	6.75%	11.96%	5/1/2030	36,500	35,233	35,233	2.16
World Insurance Associates, LLC	(5) (6) (7)	S +	5.75%	10.96%	4/1/2026	2,226	2,196	2,088	0.13
World Insurance Associates, LLC	(5) (6) (7)	S +	5.75%	10.96%	4/1/2026	45,195	44,500	42,402	2.60
							405,409	397,160	24.36
Interactive Media & Services
Arches Buyer, Inc.	(9)	S +	3.25%	8.45%	12/6/2027	2,462	2,455	2,372	0.15
Triple Lift, Inc.	(5) (6) (8)	S +	5.50%	10.24%	5/8/2028	4,690	4,612	4,408	0.27
							7,067	6,780	0.42
IT Services
Catalis Intermediate, Inc.	(5) (6) (8)	S +	5.50%	10.89%	8/4/2027	6,788	6,658	5,975	0.37
Catalis Intermediate, Inc.	(5) (8) (12)	S +	5.50%	10.89%	8/4/2027	1,527	1,493	1,258	0.08
Catalis Intermediate, Inc.	(5) (8) (12)	S +	5.50%	10.89%	8/4/2027	736	722	638	0.04
Donuts, Inc.	(5) (6) (7)	S +	6.00%	11.27%	12/29/2027	11,727	11,727	11,617	0.71
Endure Digital, Inc.	(8)	L +	3.50%	8.79%	2/10/2028	2,462	2,450	2,290	0.14
Imperva, Inc.	(7)	L +	4.00%	9.34%	1/12/2026	4,923	4,941	4,441	0.27
MH Sub I, LLC	(7)	L +	3.75%	8.97%	9/13/2024	1,429	1,432	1,428	0.09
Red Planet Borrower, LLC	(9)	S +	3.75%	8.95%	10/2/2028	4,925	4,938	4,137	0.25
Redwood Services Group, LLC	(5) (8)	S +	6.00%	11.50%	6/15/2029	38,846	38,152	37,933	2.33
Redwood Services Group, LLC	(5) (8)	S +	6.00%	11.50%	6/15/2029	9,294	9,187	9,076	0.56
							81,700	78,793	4.84
Leisure Products
GSM Acquisition Corp. (GSM Outdoors)	(5) (6) (7)	S +	5.00%	10.50%	11/16/2026	7,116	7,062	6,833	0.42
SRAM, LLC	(9)	L +	2.75%	7.94%	5/18/2028	1,816	1,818	1,805	0.11
							8,880	8,638	0.53
Life Sciences Tools & Services
Curia Global, Inc.	(8)	S +	3.75%	8.90%	8/30/2026	6,894	6,906	5,908	0.36

Machinery
Answer Acquisition, LLC	(5) (6) (7)	S +	5.75%	11.14%	12/30/2026	17,076	16,823	16,649	1.02
Answer Acquisition, LLC	(5) (7) (12)	S +	5.75%	11.14%	12/30/2026	333	315	300	0.02
Engineered Machinery Holdings, Inc.	(8)	L +	3.50%	9.04%	5/19/2028	2,463	2,472	2,411	0.15
Madison IAQ, LLC	(9)	L +	3.25%	8.30%	6/21/2028	4,925	4,920	4,817	0.30
MHE Intermediate Holdings, LLC	(5) (7)	S +	6.00%	11.38%	7/21/2027	7,847	7,745	7,666	0.47
MHE Intermediate Holdings, LLC	(5) (7)	S +	6.00%	11.38%	7/21/2027	4,946	4,865	4,864	0.30

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity	Par Amount/ Shares	Cost(4)	Fair	Percentage of Net Assets
Vertical US Newco, Inc.	(9)	L +	3.50%	8.60%	7/30/2027	4,925	$4,945	$4,877	0.30%
							42,085	41,584	2.55
Media
Ascend Learning, LLC	(9)	S +	3.50%	8.70%	12/11/2028	4,931	4,923	4,625	0.28
Recorded Books, Inc.		S +	4.00%	9.08%	8/29/2025	5,000	4,990	4,994	0.31
							9,913	9,619	0.59
Metals & Mining
Clydesdale Acquisition Holdings, Inc.	(9)	S +	4.18%	9.38%	4/13/2029	4,950	4,909	4,865	0.30
Multi-Utilities
AWP Group Holdings, Inc.	(5) (6) (7)	S +	4.50%	9.76%	12/22/2027	13,009	12,148	12,186	0.75
Personal Care Products
Conair Holdings, LLC	(9)	L +	3.75%	9.29%	5/17/2028	3,940	3,943	3,705	0.23
Pharmaceuticals
Caerus US 1, Inc.	(5) (8) (10)	S +	5.75%	10.99%	5/25/2029	39,597	38,864	39,276	2.41
Caerus US 1, Inc.	(5) (8) (10) (12)	S +	5.75%	10.99%	5/25/2029	—	(52)	(46)	—
Caerus US 1, Inc.	(5) (8) (10) (12)	S +	5.75%	10.99%	5/25/2029	2,507	2,432	2,473	0.15
Cambrex Corporation		S +	3.50%	8.70%	12/4/2026	2,433	2,438	2,408	0.15
Packaging Coordinators Midco, Inc.	(8)	S +	3.50%	9.00%	11/30/2027	6,894	6,911	6,785	0.42
							50,593	50,896	3.12
Professional Services
Bridgepointe Technologies, LLC	(5) (7)	S +	6.50%	11.89%	12/31/2027	5,576	5,371	5,377	0.33
Bridgepointe Technologies, LLC	(5) (7) (12)	S +	6.50%	11.89%	12/31/2027	1,201	1,055	1,068	0.07
Bullhorn, Inc.	(5) (7)	S +	5.75%	10.95%	9/30/2026	3,325	3,299	3,300	0.20
Bullhorn, Inc.	(5) (7)	S +	5.75%	10.95%	9/30/2026	187	185	185	0.01
Bullhorn, Inc.	(5) (7) (12)	S +	5.75%	10.95%	9/30/2026	—	(1)	(1)	—
KWOR Acquisition, Inc.	(5) (6) (7)	S +	5.25%	10.45%	12/22/2028	22,986	22,619	22,232	1.36
KWOR Acquisition, Inc.	(5) (7) (12)	S +	5.25%	10.45%	12/22/2028	3,825	3,643	3,264	0.20
KWOR Acquisition, Inc.	(5) (7) (12)	P +	4.25%	12.50%	12/22/2027	537	526	505	0.03
Project Boost Purchaser, LLC	(5) (6) (8)	S +	5.25%	10.38%	5/2/2029	11,725	11,625	11,706	0.72
Project Boost Purchaser, LLC	(5) (8) (12)	S +	5.25%	10.38%	5/2/2029	—	(8)	(3)	—
Project Boost Purchaser, LLC	(5) (8) (12)	S +	5.25%	10.38%	5/2/2028	160	153	159	0.01
Tempo Acquisition, LLC		S +	3.00%	8.10%	8/31/2028	4,925	4,946	4,925	0.30
							53,413	52,717	3.23
Real Estate Management & Development
Associations, Inc.	(5) (6) (7)	S +	6.50% (incl. 2.50% PIK)	11.68%	7/2/2027	13,328	13,228	12,969	0.80
Associations, Inc.	(5) (7) (12)	S +	6.50% (incl. 2.50% PIK)	11.68%	7/2/2027	22,108	21,858	21,268	1.30

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity	Par Amount/ Shares	Cost(4)	Fair	Percentage of Net Assets
MRI Software, LLC	(5) (7)	S +	5.50%	10.84%	2/10/2026	7,239	$7,209	$7,184	0.44%
MRI Software, LLC	(5) (7) (12)	S +	5.50%	10.84%	2/10/2026	—	(5)	(9)	—
MRI Software, LLC	(5) (7) (12)	S +	5.50%	10.84%	2/10/2026	—	(1)	(1)	—
Zarya Intermediate, LLC	(5) (6) (7) (10)	S +	6.50%	11.76%	7/1/2027	27,237	27,237	27,237	1.67
Zarya Intermediate, LLC	(5) (7) (10) (12)	S +	6.50%	11.73%	7/1/2027	401	401	401	0.02
							69,927	69,049	4.24
Software
Anaplan, Inc.	(5) (8)	S +	6.50%	11.60%	6/21/2029	69,598	68,557	69,076	4.24
Appfire Technologies, LLC	(5) (7)	S +	5.50%	10.70%	3/9/2027	1,466	1,457	1,434	0.09
Appfire Technologies, LLC	(5) (7) (12)	S +	5.50%	10.70%	3/9/2027	—	(36)	(114)	(0.01)
Appfire Technologies, LLC	(5) (7) (12)	S +	5.50%	10.70%	3/9/2027	—	(7)	(13)	—
Aptean, Inc.		S +	4.25%	9.45%	4/23/2026	5,975	5,971	5,854	0.36
Astra Acquisition Corp.	(9)	L +	5.25%	10.44%	10/25/2028	1,484	1,472	1,030	0.06
Bottomline Technologies, Inc.	(5) (6) (8)	S +	5.50%	10.33%	5/14/2029	20,644	20,282	20,266	1.24
Bottomline Technologies, Inc.	(5) (8) (12)	S +	5.50%	10.33%	5/15/2028	—	(28)	(32)	—
Cloudera, Inc.	(9)	S +	3.75%	8.95%	10/8/2028	2,469	2,466	2,404	0.15
Coupa Holdings, LLC	(5) (8)	S +	7.50%	12.60%	2/27/2030	20,712	20,211	20,101	1.23
Coupa Holdings, LLC	(5) (8) (12)	S +	7.50%	12.60%	2/27/2030	—	(8)	(21)	—
Coupa Holdings, LLC	(5) (8) (12)	S +	7.50%	12.60%	2/27/2029	—	(13)	(16)	—
Cyara AcquisitionCo, LLC	(5) (7)	S +	6.75%	12.07%	6/28/2029	55,399	53,878	53,878	3.30
Cyara AcquisitionCo, LLC	(5) (7) (12)	S +	6.75%	12.07%	6/28/2029	—	(104)	(104)	(0.01)
Delta TopCo, Inc.	(8)	S +	3.75%	9.07%	12/1/2027	5,257	5,262	5,079	0.31
ECI Macola Max Holding, LLC	(8)	S +	3.75%	9.25%	11/9/2027	4,924	4,932	4,860	0.30
Epicor Software Corporation	(8)	S +	3.25%	8.47%	7/30/2027	2,462	2,465	2,429	0.15
GoTo Group, Inc.		L +	4.75%	9.94%	8/31/2027	4,924	4,880	3,061	0.19
Greeneden U.S. Holdings II, LLC	(8)	S +	4.00%	9.19%	12/1/2027	3,949	3,948	3,935	0.24
GS AcquisitionCo, Inc.	(5) (7)	S +	5.75%	11.14%	5/22/2026	27,176	26,958	26,972	1.65
GS AcquisitionCo, Inc.	(5) (7)	S +	5.75%	11.14%	5/22/2026	81	80	80	—
GS AcquisitionCo, Inc.	(5) (7) (12)	S +	5.75%	11.14%	5/22/2026	496	485	485	0.03
Hyland Software, Inc.	(8)	L +	3.50%	8.69%	7/1/2024	5,312	5,317	5,264	0.32
Imprivata, Inc.	(9)	S +	3.75%	8.97%	12/1/2027	6,519	6,517	6,377	0.39
Ivanti Software, Inc.	(8)	L +	4.25%	9.42%	12/1/2027	2,469	2,471	2,079	0.13
Kaseya, Inc.	(5) (8)	S +	8.25% (incl. 2.50% PIK)	11.35%	6/25/2029	50,483	49,808	49,307	3.02
Kaseya, Inc.	(5) (8) (12)	S +	8.25% (incl. 2.50% PIK)	11.35%	6/25/2029	187	167	116	0.01
Kaseya, Inc.	(5) (8) (12)	S +	8.25% (incl. 2.50% PIK)	11.35%	6/25/2029	766	727	695	0.04
LegitScript, LLC	(5) (6) (8)	S +	5.25%	10.35%	6/24/2029	34,959	34,340	34,365	2.11

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity	Par Amount/ Shares	Cost(4)	Fair	Percentage of Net Assets
LegitScript, LLC	(5) (8) (12)	S +	5.25%	10.35%	6/24/2029	923	$835	$760	0.05%
LegitScript, LLC	(5) (8) (12)	S +	5.25%	10.35%	6/24/2028	729	643	641	0.04
Magenta Buyer, LLC	(8)	L +	4.75%	10.03%	7/27/2028	4,937	4,922	3,701	0.23
Matrix Parent, Inc.	(5) (6) (8)	S +	5.00%	13.28%	3/1/2029	12,870	12,760	9,498	0.58
Maverick Bidco, Inc.	(8)	S +	3.75%	9.06%	5/18/2028	3,950	3,934	3,790	0.23
Mediaocean, LLC	(9)	S +	3.50%	8.70%	12/15/2028	1,975	1,981	1,869	0.11
Montana Buyer, Inc.	(5) (6) (8)	S +	5.75%	10.83%	7/22/2029	26,867	26,380	26,141	1.60
Montana Buyer, Inc.	(5) (8) (12)	S +	5.75%	10.83%	7/22/2028	—	(51)	(82)	(0.01)
Netwrix Corporation And Concept Searching, Inc.	(5) (6) (8)	S +	5.00%	10.30%	6/11/2029	19,122	18,967	18,499	1.13
Netwrix Corporation And Concept Searching, Inc.	(5) (8) (12)	S +	5.00%	10.20%	6/11/2029	182	154	(6)	—
Netwrix Corporation And Concept Searching, Inc.	(5) (8) (12)	S +	5.00%	10.24%	6/11/2029	380	367	331	0.02
Oak Purchaser, Inc.	(5) (8)	S +	5.50%	10.36%	4/28/2028	8,375	8,305	8,091	0.50
Oak Purchaser, Inc.	(5) (8) (12)	S +	5.50%	10.74%	4/28/2028	2,244	2,199	2,055	0.13
Oak Purchaser, Inc.	(5) (8) (12)	S +	5.50%	10.36%	4/28/2028	—	(9)	(38)	—
Panther Commercial Holdings LP	(9)	L +	4.25%	9.44%	1/7/2028	2,462	2,467	2,397	0.15
Polaris Newco, LLC	(9)	L +	4.00%	9.54%	6/2/2028	4,925	4,940	4,523	0.28
Project Leopard Holdings, Inc.	(6) (9) (10)	S +	5.25%	10.45%	7/20/2029	22,169	20,774	20,202	1.24
Proofpoint, Inc.	(9)	S +	3.25%	8.47%	8/31/2028	2,626	2,618	2,567	0.16
Quest Software US Holdings, Inc.	(9)	S +	4.25%	9.17%	2/1/2029	3,970	3,947	3,067	0.19
Revalize, Inc.	(5) (7)	S +	5.75%	10.95%	4/15/2027	5,839	5,799	5,629	0.35
Revalize, Inc.	(5) (7) (12)	S +	5.75%	10.95%	4/15/2027	—	(5)	(26)	—
Riskonnect Parent, LLC	(5) (8)	S +	5.50%	10.89%	12/7/2028	5,334	5,247	5,232	0.32
Riskonnect Parent, LLC	(5) (8) (12)	S +	5.50%	10.89%	12/7/2028	—	(48)	(110)	(0.01)
Securonix, Inc.	(5) (6) (8)	S +	6.50%	11.42%	4/5/2028	21,010	20,702	20,199	1.24
Securonix, Inc.	(5) (8) (12)	S +	6.50%	11.42%	4/5/2028	—	(52)	(146)	(0.01)
Skopima Merger Sub, Inc.	(9)	L +	4.00%	9.19%	5/12/2028	2,462	2,467	2,389	0.15
Sophia, LP	(9)	L +	3.50%	9.04%	10/7/2027	5,417	5,414	5,353	0.33
Sovos Compliance, LLC	(9)	S +	5.22%	9.72%	8/11/2028	1,971	1,984	1,898	0.12
Trunk Acquisition, Inc.	(5) (6) (7)	S +	5.50%	11.14%	2/19/2027	6,754	6,703	6,581	0.40
Trunk Acquisition, Inc.	(5) (7) (12)	S +	5.50%	11.14%	2/19/2026	—	(4)	(16)	—
Ultimate Software Group, Inc. (The)		S +	3.75%	8.90%	5/4/2026	4,923	4,932	4,851	0.30
Veritas US, Inc.	(7)	S +	5.00%	10.22%	9/1/2025	4,924	4,932	4,005	0.25
Vision Solutions, Inc.	(8)	L +	4.25%	9.51%	4/24/2028	4,925	4,924	4,659	0.29
							501,583	487,351	29.90

Specialty Retail
Wheel Pros, LLC	(8)	L +	4.50%	9.77%	5/11/2028	2,469	2,471	1,633	0.10
Wireless Telecommunication Services

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity	Par Amount/ Shares	Cost(4)	Fair	Percentage of Net Assets
CCI Buyer, Inc.	(8)	S +	4.00%	9.24%	12/17/2027	2,955	$2,913	$2,896	0.18%
Total First Lien Debt							$2,539,760	$2,487,019	152.61%
Second Lien Debt
Air Freight & Logistics
Omni Intermediate Holdings, LLC	(5) (7)	S +	9.00%	14.39%	12/30/2027	16,500	$16,073	$16,048	0.98%
Electronic Equipment, Instruments & Components
Infinite Bidco, LLC	(5) (9)	S +	7.00%	12.50%	3/2/2029	9,800	8,338	8,330	0.51
Health Care Providers & Services
Heartland Veterinary Partners, LLC	(5) (7)	S +	8.00%	13.20%	12/10/2027	360	354	346	0.02
Heartland Veterinary Partners, LLC	(5) (7)	S +	8.00%	13.20%	12/10/2027	140	138	135	0.01
							492	481	0.03
Software
Matrix Parent, Inc.	(5) (8)	S +	8.00%	13.28%	3/1/2030	10,667	10,500	7,419	0.46
Total Second Lien Debt							$35,403	$32,278	1.98%
Other Securities
Unsecured Debt
Fetch Insurance Services, LLC	(5)	12.75% (incl. 3.75% PIK)			10/31/2027	2,513	$2,447	$2,438	0.15%
Total Unsecured Debt							$2,447	$2,438	0.15%

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Acquisition Date	Par Amount/ Shares	Cost(4)	Fair	Percentage of Net Assets
Preferred Equity
FORTIS Solutions Group, LLC	(5) (11)		12.25%	6/24/2022	3,000,000	$3,322	$2,910	0.18%
Knockout Intermediate Holdings I, Inc.	(5) (11)		11.75%	6/25/2022	9,990	11,003	10,869	0.67
Revalize, Inc.	(5) (7) (11)	S +	10.00%	4/14/2022	1,164	1,302	1,327	0.08
RSK Holdings, Inc. (Riskonnect)	(5) (8) (11)	S +	10.50%	7/7/2022	10,358,600	10,774	11,705	0.72
Total Preferred Equity						$26,401	$26,811	1.65%
Common Equity
Amerilife Holdings, LLC	(5) (11)			9/1/2022	9,880	273	337	0.02
Frisbee Holdings, LP (Fetch)	(5) (11)			10/31/2022	28,531	363	363	0.02
LUV Car Wash	(5) (11)			4/6/2022	1,260	1,260	923	0.06
Surewerx Topco, LP	(5) (10) (11)			12/28/2022	189	189	203	0.01
Total Common Equity						$2,085	$1,826	0.11%
Total Other Securities						$30,933	$31,075	1.91%
Total Portfolio Investments						$2,606,096	$2,550,372	156.50%

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2023
(In thousands)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of June 30, 2023, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2023, the Company is not an “affiliated person” of any of its portfolio companies.

(2)	Unless otherwise indicated, the Company's investments are pledged as collateral supporting the amounts outstanding under the ING Facility (as defined below). See Note 6 "Debt".
(3)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either EURIBOR ("E"), LIBOR ("L" or “LIBOR”) or SOFR ("S") or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2023. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2023. As of June 30, 2023, the reference rates for our variable rate loans were the 3-month E at 3.58%, 1-month L at 5.22%, 3-month L at 5.55%, the 6-month L at 5.76%, 1-month S at 5.14%, 3-month S at 5.27%, 6-month S at 5.39% and the P at 8.25%..

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
(10)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2023 non-qualifying assets represented 6.48% of total assets as calculated in accordance with regulatory requirements.

(11)
Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities”. As of June 30, 2023, the aggregate fair value of these securities is $28,638 or 1.76% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(12)Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of June 30, 2023.

Investments — non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
48Forty Solutions, LLC	0.50%	Revolver	11/30/2026	$4,488	$(103)
Abracon Group Holdings, LLC	1.00%	Delayed Draw Term Loan	07/06/2024	3,046	(87)
Abracon Group Holdings, LLC	0.50%	Revolver	07/06/2028	1,731	(50)
Advarra Holdings, Inc.	1.00%	Delayed Draw Term Loan	08/26/2024	1,191	(39)
Answer Acquisition, LLC	0.50%	Revolver	12/30/2026	1,000	(25)
Appfire Technologies, LLC	0.50%	Delayed Draw Term Loan	06/13/2024	5,229	(115)
Appfire Technologies, LLC	0.50%	Revolver	03/09/2027	596	(13)
Applitools, Inc.	0.50%	Revolver	05/25/2028	1,400	(60)
Associations, Inc.	1.00%	Delayed Draw Term Loan	06/10/2024	9,070	(244)
Athenahealth, Inc.	3.50%	Delayed Draw Term Loan	02/15/2029	543	(21)
Atlas Us Finco, Inc.	0.50%	Revolver	12/09/2028	1,283	(26)
Avalara, Inc.	0.50%	Revolver	10/19/2028	2,180	(16)
Bottomline Technologies, Inc.	0.50%	Revolver	05/15/2028	1,733	(32)
Bridgepointe Technologies, LLC	0.50%	Delayed Draw Term Loan	09/23/2024	2,535	(90)
Bullhorn, Inc.	0.50%	Revolver	09/30/2026	143	(1)

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2023
(In thousands)

Investments — non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Caerus US 1, Inc.	1.00%	Delayed Draw Term Loan	10/31/2024	$5,739	$(46)
Caerus US 1, Inc.	0.50%	Revolver	05/25/2029	1,671	(14)
Catalis Intermediate, Inc.	1.00%	Delayed Draw Term Loan	08/04/2023	718	(86)
Catalis Intermediate, Inc.	0.50%	Revolver	08/04/2027	82	(10)
Cerity Partners, LLC	1.00%	Delayed Draw Term Loan	12/30/2023	2,039	(18)
Coupa Holdings, LLC	1.00%	Delayed Draw Term Loan	08/27/2024	699	(21)
Coupa Holdings, LLC	0.50%	Revolver	02/27/2029	535	(16)
Cyara AcquisitionCo, LLC	0.50%	Revolver	06/28/2029	3,769	(104)
DCA Investment Holdings, LLC	1.00%	Delayed Draw Term Loan	12/28/2023	722	(5)
Dwyer Instruments, Inc.	1.00%	Delayed Draw Term Loan	07/01/2024	5,466	(143)
Dwyer Instruments, Inc.	0.50%	Revolver	07/21/2027	2,024	(53)
Energy Labs Holdings Corp.	0.50%	Revolver	04/07/2028	1,004	(24)
Excelitas Technologies Corp.	0.50%	Delayed Draw Term Loan	08/11/2024	4,023	(112)
Excelitas Technologies Corp.	0.50%	Revolver	08/14/2028	1,465	(41)
FLS Holding, Inc.	0.50%	Revolver	12/17/2027	833	(10)
FORTIS Solutions Group, LLC	0.50%	Delayed Draw Term Loan	06/24/2024	12,922	(189)
FORTIS Solutions Group, LLC	0.50%	Revolver	10/15/2027	557	(8)
Foundation Risk Partners Corp.	1.00%	Delayed Draw Term Loan	04/14/2024	3,814	(260)
Foundation Risk Partners Corp.	1.00%	Delayed Draw Term Loan	03/08/2024	2,333	(67)
Foundation Risk Partners Corp.	0.38%	Revolver	10/29/2027	653	(44)
GS AcquisitionCo, Inc.	0.50%	Revolver	05/22/2026	993	(7)
Galway Borrower, LLC	1.00%	Delayed Draw Term Loan	09/30/2023	292	(11)
Galway Borrower, LLC	2.88%	Delayed Draw Term Loan	09/30/2023	18,661	(519)
Galway Borrower, LLC	0.50%	Revolver	09/30/2027	2,014	(73)
Gateway US Holdings, Inc.	1.00%	Delayed Draw Term Loan	04/15/2024	96	(1)
Gateway US Holdings, Inc.	0.50%	Revolver	09/22/2024	454	(3)
GraphPad Software, LLC	1.00%	Delayed Draw Term Loan	04/27/2027	4,412	(78)
Groundworks, LLC	1.00%	Delayed Draw Term Loan	09/14/2024	952	(23)
Groundworks, LLC	0.50%	Revolver	03/14/2029	305	(7)
Heartland Home Services	0.75%	Delayed Draw Term Loan	08/10/2023	5,759	(75)
Heartland Veterinary Partners, LLC	0.50%	Revolver	12/10/2026	519	(5)
High Street Buyer, Inc.	1.00%	Delayed Draw Term Loan	08/11/2023	13,492	(90)
Integrity Marketing Acquisition, LLC	1.00%	Delayed Draw Term Loan	06/21/2024	469	(10)
Integrity Marketing Acquisition, LLC	1.00%	Delayed Draw Term Loan	11/23/2024	10,300	(98)
Integrity Marketing Acquisition, LLC	0.50%	Revolver	08/27/2025	2,060	(98)
Intelerad Medical Systems Incorporated	0.50%	Revolver	05/31/2028	329	(5)
KPSKY Acquisition, Inc.	1.00%	Delayed Draw Term Loan	06/17/2024	5,670	(179)
KWOR Acquisition, Inc.	1.00%	Delayed Draw Term Loan	06/22/2024	13,281	(436)
KWOR Acquisition, Inc.	0.50%	Revolver	12/22/2027	439	(14)

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2023
(In thousands)

Investments — non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Kaseya, Inc.	0.50%	Delayed Draw Term Loan	06/22/2024	$2,877	$(67)
Kaseya, Inc.	0.50%	Revolver	05/02/2029	2,298	(53)
LJ Avalon Holdings, LLC	1.00%	Delayed Draw Term Loan	08/01/2024	1,215	(43)
LJ Avalon Holdings, LLC	0.50%	Revolver	02/01/2029	486	(17)
LUV Car Wash Group, LLC	1.00%	Delayed Draw Term Loan	03/14/2024	2,812	(30)
LegitScript, LLC	1.00%	Delayed Draw Term Loan	06/24/2024	8,645	(147)
LegitScript, LLC	0.50%	Revolver	06/24/2028	4,479	(76)
Lightspeed Solution, LLC	0.50%	Delayed Draw Term Loan	03/01/2024	4,387	(129)
MRI Software, LLC	0.50%	Delayed Draw Term Loan	02/10/2026	1,250	(9)
MRI Software, LLC	0.50%	Revolver	02/10/2026	176	(1)
Magnolia Wash Holdings	0.50%	Revolver	07/08/2028	182	(41)
Mammoth Holdings, LLC	0.50%	Delayed Draw Term Loan	10/29/2023	1,431	(12)
Mantech International CP	0.50%	Delayed Draw Term Loan	09/14/2024	5,200	(40)
Mantech International CP	0.50%	Revolver	09/14/2028	3,200	(25)
Montana Buyer, Inc.	0.50%	Revolver	07/22/2028	3,048	(82)
Netwrix Corporation And Concept Searching, Inc.	0.50%	Delayed Draw Term Loan	06/09/2024	5,585	(182)
Netwrix Corporation And Concept Searching, Inc.	0.25%	Revolver	06/01/2029	1,141	(37)
Oak Purchaser, Inc.	0.50%	Delayed Draw Term Loan	04/28/2024	3,339	(113)
Oak Purchaser, Inc.	0.50%	Revolver	04/30/2029	1,117	(38)
Oakbridge Insurance Agency, LLC	1.00%	Delayed Draw Term Loan	03/31/2024	3,888	(70)
Oakbridge Insurance Agency, LLC	0.50%	Revolver	12/31/2026	362	(6)
Omni Intermediate Holdings, LLC	1.00%	Delayed Draw Term Loan	06/24/2024	485	(16)
Omni Intermediate Holdings, LLC	0.50%	Revolver	12/30/2025	710	(23)
PT Intermediate Holdings III, LLC	1.00%	Delayed Draw Term Loan	09/02/2024	5,555	(198)
Pareto Health Intermediate Holdings, Inc.	0.50%	Revolver	05/31/2029	10,666	(210)
Patriot Growth Insurance Services, LLC	0.75%	Delayed Draw Term Loan	07/08/2024	11,589	(254)
Patriot Growth Insurance Services, LLC	0.50%	Revolver	10/16/2028	468	(10)
Peter C. Foy & Associates Insurance Services, LLC	0.50%	Revolver	11/01/2027	185	(5)
Portfolio Group	1.00%	Delayed Draw Term Loan	11/19/2023	1,500	(31)
Project Boost Purchaser, LLC	1.00%	Delayed Draw Term Loan	05/02/2024	1,744	(3)
Project Boost Purchaser, LLC	0.38%	Revolver	05/02/2027	802	(1)
RSC Acquisition, Inc.	1.00%	Delayed Draw Term Loan	05/31/2024	4,273	(71)
Randy's Holdings, Inc.	1.00%	Delayed Draw Term Loan	11/01/2024	3,769	(76)
Randy's Holdings, Inc.	0.50%	Revolver	10/31/2027	1,223	(25)
Raptor Merger Sub Debt, LLC	0.38%	Revolver	04/01/2028	1,953	(36)
Revalize, Inc.	0.50%	Revolver	04/15/2027	709	(25)
Riskonnect Parent, LLC	0.50%	Delayed Draw Term Loan	07/07/2024	5,713	(110)
RoadOne IntermodaLogistics	1.00%	Delayed Draw Term Loan	06/30/2024	117	(4)
RoadOne IntermodaLogistics	0.50%	Revolver	12/30/2028	122	(4)

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2023
(In thousands)

Investments — non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Securonix, Inc.	0.50%	Revolver	04/05/2028	$3,782	$(146)
Sherlock Buyer Corp.	1.00%	Delayed Draw Term Loan	12/08/2023	2,053	(25)
Sherlock Buyer Corp.	0.50%	Revolver	12/08/2027	821	(10)
Smarsh, Inc.	1.00%	Delayed Draw Term Loan	02/18/2024	536	(16)
Smarsh, Inc.	0.50%	Revolver	02/16/2029	268	(8)
Sonny's Enterprises, LLC	1.00%	Delayed Draw Term Loan	08/07/2023	6,137	(149)
Sonny's Enterprises, LLC	0.50%	Revolver	08/05/2027	5,318	(128)
Spotless Brands, LLC	0.50%	Revolver	07/25/2028	783	(20)
Stepping Stones Healthcare Services, LLC	1.00%	Delayed Draw Term Loan	01/14/2024	500	(15)
Stepping Stones Healthcare Services, LLC	0.50%	Revolver	12/30/2026	500	(15)
Summit Acquisition, Inc.	1.00%	Delayed Draw Term Loan	11/01/2024	4,965	(73)
Summit Acquisition, Inc.	0.50%	Revolver	05/01/2029	2,482	(72)
Summit Buyer, LLC	1.00%	Delayed Draw Term Loan	07/15/2024	6,403	(175)
Superman Holdings, LLC	0.50%	Delayed Draw Term Loan	05/01/2025	2,418	(29)
Surewerx Purchaser III, Inc.	1.00%	Delayed Draw Term Loan	06/27/2024	417	(4)
Surewerx Purchaser III, Inc.	0.50%	Revolver	12/28/2028	325	(3)
Sweep Purchaser, LLC	1.00%	Delayed Draw Term Loan	05/05/2024	819	(31)
Tamarack Intermediate, LLC	0.50%	Revolver	03/13/2028	2,066	(94)
Tank Holding Corp.	1.00%	Delayed Draw Term Loan	05/22/2024	9,188	(135)
Tank Holding Corp.	0.38%	Revolver	03/31/2028	684	(27)
Trunk Acquisition, Inc.	0.50%	Revolver	02/19/2026	643	(16)
V Global Holdings, LLC	0.50%	Revolver	12/22/2025	1,517	(48)
VRC Companies, LLC	0.75%	Delayed Draw Term Loan	01/06/2024	1,291	(20)
Zarya Intermediate, LLC	0.50%	Revolver	07/01/2027	2,406	—
iCIMS, Inc.	—%	Delayed Draw Term Loan	08/18/2025	1,539	(12)
iCIMS, Inc.	0.50%	Revolver	08/18/2028	497	(4)
Total First Lien Debt Unfunded Commitments				$334,792	$(7,520)
Total Unfunded Commitments				$334,792	$(7,520)

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
June 30, 2023
(In thousands, except unit and per unit amounts)

(1)        Organization
North Haven Private Income Fund LLC (the “Company”) is a non-diversified, externally managed specialty finance company focused on lending to middle-market companies. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for US federal income tax purposes, the Company intends to elect to be treated, and intends to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is not a subsidiary of, or consolidated with, Morgan Stanley.
The Company was formed as a Delaware limited liability company on March 4, 2021 and commenced investment operations on February 1, 2022. The Company has delegated the right to manage the assets of the Company to MS Capital Partners Adviser Inc., as the investment adviser to the Company (the “Adviser” or “Investment Adviser”). On January 13, 2022, the Investment Adviser and Eaton Vance Management (the “Sub-Adviser”) entered into an investment sub-advisory agreement (the “Investment Sub-Advisory Agreement”). Each of the Investment Adviser and the Sub-Adviser is an indirect, wholly owned subsidiary of Morgan Stanley.
The Company’s investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies backed by private equity sponsors.
The Company is conducting a continuous private offering of its units in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. The Company has offered and intends to initially offer one class of units, Class S Units (the “Class S Units” or the “Units”) in its continuous private offering. The Company applied for exemptive relief from the Securities and Exchange Commission (the “SEC”) that, if granted, will permit the Company to issue multiple classes of its units with varying sales loads, contingent deferred sales charges, and/or asset-based service and/or distribution fees, the details for which will be finalized at a later date at the Company’s discretion. There can be no assurance that the Company will obtain such exemptive relief from the SEC.
The Company has formed wholly-owned subsidiaries for the purpose of holding certain investments in portfolio companies made by the Company. As of June 30, 2023, the Company’s wholly-owned subsidiaries were formed as Delaware limited liability companies and included: PIF CA SPV LLC (“CA SPV”), NHPIF Equity Holdings SPV LLC (“NHPIF Equity Holdings”), PIF Financing SPV LLC (“PIF SPV”), PIF Financing II SPV LLC (“PIF II SPV”) and Broadway Funding Holdings, LLC (“Broadway Holdings,” and collectively with CA SPV, NHPIF Equity Holdings, PIF SPV and PIF II SPV, the “subsidiaries”). The Company consolidates its wholly-owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary’s formation.
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
Consolidation
As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company’s wholly-owned subsidiaries in the consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.
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
The Board of Directors, with the assistance of the Company’s audit committee (the “Audit Committee”), determines the fair value of the Company’s investments in accordance with ASC Topic 820, Fair Value Measurement (“ASC 820”) issued by the FASB. The Board of Directors has delegated to the Investment Adviser as the Valuation Designee the responsibility of determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors, pursuant to Rule 2a-5 under the 1940 Act. As such, the Valuation Designee is charged with determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors. ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value is a market-based measurement, not an entity-specific measurement. For some investments, observable market transactions or market information might be available. For other investments, observable market transactions and market information might not be available. However, the objective of a fair value measurement in both cases is the same—to estimate the price when an orderly transaction to sell the investment would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant). Refer to Note 5 for the Company's framework for determining fair value, fair value hierarchies, and the composition of the Company's portfolio.
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
PIK Income
The Company has debt investments in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in PIK income on the Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK income. This non-

cash source of income is included when determining what must be paid out to unitholders in the form of distributions in order for the Company to qualify as a RIC, even though the Company has not yet collected cash.
Dividend Income
Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies. Dividend income is presented net of withholding tax, if any.
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
Expenses
The Company is responsible for investment expenses, professional fees and other general and administrative expenses related to the Company’s operations. Such fees and expenses, including expenses incurred by the Adviser on behalf of the Company, is reimbursed by the Company.
The Company pays the Investment Adviser a base management fee and an incentive fee under the investment advisory agreement between the Company and the Investment Adviser (the “Investment Advisory Agreement”) as described in Note 3 below. The fees are recorded in the Consolidated Statements of Operations.
Deferred Financing Costs and Debt Issuance Costs
The Company records upfront fees, legal and other direct costs incurred in connection with the Company’s issuance of revolving credit facilities (the “Deferred Financing Costs”). These costs are deferred and amortized over the life of the related revolving credit facilities using the straight-line method. Deferred Financing Costs related to revolving credit facilities are presented separately as an asset on the Company’s Consolidated Statements of Financial Condition. The amortization of such Deferred Financing Costs are presented on the Consolidated Statements of Operations as interest expense and other financing expenses.
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
For the three and six months ended June 30, 2023 and June 30, 2022, the Company did not accrue any U.S. federal excise tax.
New Accounting Standards
The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by the FASB. The Company has assessed currently issued ASUs and has determined that they are not applicable or expected to have minimal impact on its consolidated financial statements.
(3)Related Party Transactions
Investment Advisory Agreement
On November 4, 2021, the Company entered into the Investment Advisory Agreement. The Investment Advisory Agreement had an initial term of two years and continues thereafter from year to year if approved annually by the Board of Directors or the Company’s unitholders, including, in each case, a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”). The renewal of the Investment Advisory Agreement was most recently approved in August 2023.
The Company pays the Investment Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a base management fee (the “Base Management Fee”) and an incentive fee. The cost of both the Base Management Fee and the incentive fee are ultimately be borne by the unitholders.
Base Management Fee
The base management fee is calculated at an annual rate of 1.25% of the Company’s average net asset value at the end of the two most recently completed calendar months. All or part of the base management fee not taken as to any month will be deferred without interest and may be taken in any subsequent month. Base management fees for any partial month are prorated based on the number of days in the month. The Base Management Fee is payable quarterly in arrears, any Base Management Fees waived are not subject to recoupment by the Adviser.
For the three and six months ended June 30, 2023, base management fees were $4,741 and $8,964. For the three and six months ended June 30, 2022, base management fees were $2,733 and $3,834 and the Investment Adviser irrevocably agreed to waive $2,733 and $3,834, respectively. As of June 30, 2023 and December 31, 2022, $4,741 and $3,833 was payable to the Investment Adviser relating to base management fees.
Incentive Fee
The incentive fee consists of two components that are determined independently of each other, with the result that one component may be payable even if the other is not. One component is based on income and the other component is based on capital gains.
Pre-incentive fee net investment income is defined as interest income, dividend income and any other income accrued during the calendar quarter, minus operating expenses for the quarter, including the base management fee, expenses payable under the Administration Agreement (as defined below) and any interest expense, but excluding the incentive fee and servicing fees. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

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
For the three and six months ended June 30, 2023, income-based incentive fees were $5,590 and $10,374, respectively and the Investment Adviser irrevocably agreed to waive $424 and $424, respectively. For the three and six months ended June 30, 2022, income-based incentive fees were $764 and $764 and the Investment Adviser irrevocably agreed to waive $764 and $764, respectively. For the three and six months ended June 30, 2023 and June 30, 2022, there were no capital gains incentive fees accrued to the Investment Adviser. The Investment Advisory Agreement does not include unrealized capital appreciation for purposes of calculating the amount payable to the Investment Adviser. Amounts due related to unrealized capital appreciation, if any, will not be paid to the Investment Adviser until realized under the terms of the Investment Advisory Agreement and determined based on the calculation. Incentive fees on Cumulative Capital Gains crystallize at calendar year-end. As of June 30, 2023 and December 31, 2022, $5,166 and $1,403 was payable to the Investment Adviser relating to income-based incentive fees, respectively.
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
Administration Agreement
MS Private Credit Administrative Services LLC (the “Administrator”) is the administrator of the Company pursuant to an Administration Agreement. The Administrator is an indirect, wholly owned subsidiary of Morgan Stanley. Pursuant to the administration agreement between the Company and the Administrator dated November 4, 2021 (the “Administration Agreement”), the Administrator provides services and receives reimbursements from the Company for its costs and expenses and the Company’s allocable portion of overhead costs incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the cost of its Chief Financial Officer and Chief Compliance Officer. Reimbursement under the Administration Agreement occurs quarterly in arrears. The Administration Agreement had an initial term of two years and continues thereafter from year to year if approved annually by the Board of Directors, which most recently approved the renewal of the Administration Agreement in August 2023.
For the three and six months ended June 30, 2023, the Company incurred $22 and $43 of expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations. For the three and six months ended June 30, 2022, the Company incurred $30 and $60 of expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations. Amounts unpaid and included in the payable to affiliates on the Consolidated Statements of Financial Condition as of June 30, 2023 and December 31, 2022 were $116 and $84 respectively.
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
For the three and six months ended June 30, 2023, the Company incurred $3,224 and $6,096 expenses under the MSDI Agreement, which were recorded in servicing fees on the Consolidated Statements of Operations. For the three and six months ended June 30, 2022, the Company incurred $1,859 and $2,612 expenses under the MSDI Agreement, which were recorded in servicing fees on the Consolidated Statements of Operations. Amounts unpaid and included in the accrued expenses and other liabilities on the Consolidated Statements of Financial Condition as of June 30, 2023 and December 31, 2022 were $2,427 and $1,887.
Expense Support and Conditional Reimbursement Agreement
On November 30, 2021, the Company entered into an Expense Support and Conditional Reimbursement Agreement with the Investment Adviser, which was subsequently amended on March 15, 2022 (as amended, the “Expense Support Agreement”). The Investment Adviser may elect to pay certain of the Company’s expenses on its behalf (each, an “Expense Payment”), provided that no portion of the payment will be used to pay any of the Company’s interest expense and/or unitholder servicing fees. The Investment Adviser has agreed to make Expense Payments on the Company’s behalf through June 30, 2023. The Expense Support Agreement may require the Company to repay the Investment Adviser for previously waived reimbursement of expense payments under certain circumstances. The previously waived expenses are potentially subject to repayment by the Company, if at all, within a period not to exceed three years from the date of the relevant waiver.
For the three and six months ended June 30, 2023, there were no Expense Payments under the Expense Support Agreement. For the three and six months ended June 30, 2022, Expense Payments were $785 and $1,320 under the Expense Support Agreement, which were recorded in expense support on the Consolidated Statements of Operations.
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
MS Credit Partners Holdings, Inc. Investment
MS Credit Partners Holdings, Inc., or MS Credit Partners Holdings, a wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, has entered into subscription agreements and has made an aggregate capital contribution of $25,000, in exchange for 1,256,051 Class S Units. MS Credit Partners Holdings, Inc. has no further capital, liquidity or other financial obligation to the Company beyond this equity investment.
Morgan Stanley & Co. Related Transactions
Morgan Stanley & Co. LLC, a wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, served as a co-agent in connection with the private placement of the Company’s 2026 Notes and 2028 Notes (as defined below in Note 6) pursuant to a note purchase agreement dated March 16, 2023 and received fees of $175 at closing. These fees are deferred and amortized over the life of the related term obligation using the straight-line method. Any unamortized amounts are presented as a reduction to the outstanding term debt principal amount on the Consolidated Statements of Financial Condition.
(4) Investments
The composition of the Company’s investment portfolio was as follows:

	June 30, 2023			December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$2,539,760	$2,487,019	97.5%	$1,994,650	$1,919,673	97.2%
Second Lien Debt	35,403	32,278	1.3	27,015	26,043	1.3%
Other Securities	30,933	31,075	1.2	29,520	29,393	1.5%
Total	$2,606,096	$2,550,372	100.0%	$2,051,185	$1,975,109	100.0%
The industry composition of investments at fair value was as follows:

	June 30, 2023	December 31, 2022(1)
Aerospace & Defense	1.0%	1.3%
Air Freight & Logistics	3.0	3.9
Automobile Components	2.2	1.5
Automobiles	0.6	0.7
Beverages	0.2	0.2
Biotechnology	0.3	0.4
Broadline Retail	0.2	0.2
Building Products	0.5	0.6
Chemicals	2.8	2.4
Commercial Services & Supplies	5.8	7.8
Construction & Engineering	1.1	0.5
Construction Materials	0.2	0.3
Consumer Finance	0.2	0.2
Consumer Staples Distribution & Retail	0.3	0.4
Containers & Packaging	0.9	1.2
Distributors	4.2	6.2
Diversified Consumer Services	4.9	5.5
Electrical Equipment	0.1	0.1
Electronic Equipment, Instruments & Components	2.5	2.4
Entertainment	—	0.2
Financial Services	1.1	1.4
Ground Transportation	0.2	0.2
Health Care Equipment & Supplies	1.1	0.2
Health Care Providers & Services	11.7	8.2
Health Care Technology	1.9	2.4
Hotels, Restaurants & Leisure	—	0.3
Household Products	0.2	0.2
Industrial Conglomerates	3.1	2.2
Insurance Services	15.7	11.9
Interactive Media & Services	0.3	0.3
IT Services	3.1	4.5
Leisure Products	0.3	0.5
Life Sciences Tools & Services	0.2	0.3
Machinery	1.6	2.2
Media	0.4	0.5
Metals & Mining	0.2	0.2
Multi-Utilities	0.5	—
Oil, Gas & Consumable Fuels	—	0.4
Personal Care Products	0.1	0.2
Pharmaceuticals	2.0	2.5
Professional Services	2.1	2.5
Real Estate Management & Development	2.7	2.4
Software	20.3	20.3
Specialty Retail	0.1	0.1
Wireless Telecommunication Services	0.1	0.1
Total	100.0%	100.0%

(1)    The Company reclassified certain industry groupings of its portfolio companies presented in the consolidated financial statements as of December 31, 2022 to align with the recently updated GICS, where applicable. These reclassifications had no impact on the prior period’s Consolidated Statement of Financial Condition.
The geographic composition of investments at cost and fair value was as follows:

	June 30, 2023			December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Australia	$35,656	$35,446	1.4%	$35,707	$34,850	1.8%
Canada	25,122	24,894	1.0	29,405	29,291	1.5
United Kingdom	46,159	46,421	1.8	44,765	44,187	2.2
United States	2,499,159	2,443,611	95.8	1,941,308	1,866,781	94.5
Total	$2,606,096	$2,550,372	100.0%	$2,051,185	$1,975,109	100.0%
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
The three-level hierarchy for fair value measurement is defined as follows:
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
3)the Board of Directors or Valuation Designee engages independent third-party valuation firms to provide positive assurance on a portion of the Company’s illiquid investments each quarter (such that each illiquid investment is reviewed by an independent valuation firm at least once on a rolling twelve month basis) including review of management’s preliminary valuation and conclusion of fair value;
4)the Audit Committee reviews the assessments of the Valuation Designee and the independent third-party valuation firms and provides the Board of Directors with recommendations with respect to the fair value of each investment in the Company’s portfolio; and
5)the Board of Directors discusses the valuation recommendations of the Audit Committee and determine the fair value of each investment in the Company’s portfolio in good faith based on the input of the Valuation Designee and, where applicable, the third-party valuation firms.
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
The following tables present the fair value hierarchy of the investments as of:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$444,494	$2,042,525	$2,487,019
Second Lien Debt	—	—	32,278	32,278
Other Securities	—	—	31,075	31,075
Total	$—	$444,494	$2,105,878	$2,550,372

	December 31, 2022
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$460,379	$1,459,294	$1,919,673
Second Lien Debt	—	—	26,043	26,043
Other Securities	—	—	29,393	29,393
Total	$—	$460,379	$1,514,730	$1,975,109

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended June 30, 2023:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$1,629,635	$24,061	$30,359	$1,684,055
Purchases of investments	454,733	8,338	78	463,149
Proceeds from principal repayments and sales of investments	(52,016)	—	—	(52,016)
Accretion of discount/amortization of premium	1,961	29	3	1,993
Payment-in-kind	688	—	852	1,540
Net change in unrealized appreciation (depreciation)	7,524	(150)	(217)	7,157
Net realized gains (losses)	—	—	—	—
Transfers into/out of Level 3	—	—	—	—
Fair value, end of period	$2,042,525	$32,278	$31,075	$2,105,878

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2023	$7,632	$(150)	$(217)	$7,265
The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the six months ended June 30, 2023:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$1,459,294	$26,043	$29,393	$1,514,730
Purchases of investments	670,542	8,338	89	678,969
Proceeds from principal repayments and sales of investments	(100,524)	—	—	(100,524)
Accretion of discount/amortization of premium	3,367	49	5	3,421
Payment-in-kind	1,198	—	1,320	2,518
Net change in unrealized appreciation (depreciation)	8,606	(2,152)	268	6,722
Net realized gains (losses)	42	—	—	42
Transfers into/out of Level 3	—	—	—	—
Fair value, end of period	$2,042,525	$32,278	$31,075	$2,105,878

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2023	$7,626	$(2,152)	$268	$5,742
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

	June 30, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
				Low	High
Investments in first lien debt	$1,823,082	Yield Analysis	Discount Rate	9.40%	18.84%	11.49%
	219,442	Transaction Price	Recent Transaction	98.30%	99.40%	99.07%
Investments in second lien debt	23,948	Yield Analysis	Discount Rate	13.98%	22.20%	17.32%
	8,330	Transaction Price	Recent Transaction	85.00%	85.00%	85.00%
Investments in other securities:
Other debt	2,438	Income Approach	Discount Rate	14.50%	14.50%	14.50%
Preferred equity	26,811	Income Approach	Discount Rate	13.80%	15.40%	14.98%
Common equity	1,827	Market Approach	EBITDA Multiple	12.50x	18.70x	14.84x
Total Investments	$2,105,878

	December 31, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
				Low	High
Investments in first lien debt	$1,447,590	Yield Analysis	Discount Rate	9.20%	14.45%	11.09%
	11,704	Transaction Price	Recent Transaction	100.00%	100.00%	100.00%
Investments in second lien debt	26,043	Yield Analysis	Discount Rate	14.38%	15.25%	14.92%
Investments in other securities:
Other debt	2,395	Yield Analysis	Discount Rate	16.60%	16.60%	16.60%
Preferred equity	25,002	Income Approach	Discount Rate	13.76%	15.69%	15.35%
Common equity	1,996	Market Approach	EBITDA Multiple	11.70x	18.70x	12.87x
Total Investments	$1,514,730
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
The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.

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

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
ING Facility	$231,129	$231,129	$621,496	$621,496
Wells Funding Facility	349,500	349,500	105,000	105,000
2026 Notes(1)	202,006	202,006	N/A	N/A
2028 Notes(1)	144,510	144,510	N/A	N/A
Total	$927,145	$927,145	$726,496	$726,496
(1)    The carrying value of the Company’s 2026 Notes and 2028 Notes were presented net of unamortized debt issuance costs of $1,994 and $1,490, respectively.
(6)Debt
ING Facility
On February 1, 2022, the Company initially entered into a Senior Secured Revolving Credit Agreement (as amended, restated, supplemented or otherwise modified from time to time, the “ING Facility”) with the Company, as a borrower, ING, as administrative agent, Sumitomo Mitsui Banking Corporation and MUFG Union Bank, N.A., as joint lead arrangers, and the lenders from time to time party thereto. Pursuant to the ING Facility, the lenders have agreed to extend credit to the Company in an aggregate principal amount of up to $925,000, subject to availability under a borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness. Maximum capacity under the ING Facility may be increased to $1,000,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The availability period of the ING Facility will terminate on February 1, 2026 and will mature on February 1, 2027.
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Borrowings under the ING Facility bear interest at a per annum rate equal to, (x) for loans for which the Company elects the base rate option, the “alternate base rate” (which is the highest of (a) the prime rate as publicly announced by The Wall Street Journal, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions, as published by the Federal Reserve Bank of New York plus (ii) 0.5%, and (c) one month SOFR plus 1% per annum) plus (A) 0.75% or (B) 0.875%, based on certain borrowing base conditions, and (y) for loans for which the Company elects the SOFR option, the applicable SOFR rate for the related interest period for such borrowing plus (A) 1.75% per annum or (B) 1.875% per annum, depending on certain borrowing base conditions. The Company pays an unused fee of 0.375% per annum on the daily unused amount of the revolver commitments. As of June 30, 2023, the Company was in compliance with all covenants and other requirements of the ING Facility.
The summary information of the ING Facility is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Borrowing interest expense	$1,415	$689	$9,006	$689
Facility unused commitment fees	800	581	1,216	987
Amortization of deferred financing costs	300	254	597	413
Total	$2,515	$1,524	$10,819	$2,089
Weighted average interest rate (excluding unused fees and financing costs)	6.89%	3.14%	6.40%	3.14%
Weighted average outstanding balance(1)	$81,241	$86,901	$279,760	$52,720
(1)    For the six months ended June 30, 2022, calculated for the period from February 1, 2022 (ING Facility closing date) through June 30, 2022.
For the three and six months ended June 30, 2023, the Company borrowed $315,000 and $315,000, and repaid $150,500 and $705,500, respectively, under the ING Facility. For the three and six months ended June 30, 2022, the Company borrowed $568,500 and $568,500, and repaid $155,000 and $155,000, respectively, under the ING Facility. As of June 30, 2023 and December 31, 2022, the Company had $693,871 and $303,504 of available capacity under the ING Facility (subject to borrowing base restrictions).
Wells Funding Facility

On June 29, 2022, the Company initially entered into (i) a Contribution Agreement (the “Contribution Agreement”) with PIF SPV, pursuant to which the Company will contribute to PIF SPV certain loans it has originated or acquired, or will originate or acquire (the “Loans”) from time to time, (ii) a Loan and Servicing Agreement (as amended, the “Loan and Servicing Agreement” and, together with the Contribution Agreement, the “Agreements”) with PIF SPV, as the borrower, Wells Fargo Bank, National Association (“Wells”), as the administrative agent and lender, the Company, as the equityholder and as the servicer, and State Street Bank and Trust Company, as collateral agent and as collateral custodian, pursuant to which Wells has agreed to extend credit to PIF SPV in an aggregate principal amount up to $750,000 at any one time outstanding (the “Wells Funding Facility”) and (iii) various supporting documentation, including an account control agreement.
The obligations of PIF SPV under the Wells Funding Facility are secured by all of the assets held by PIF SPV, including the Loans contributed or transferred by the Company to PIF SPV. The Wells Funding Facility is a revolving funding facility with a reinvestment period ending June 29, 2025 and a final maturity date of June 29, 2027. Subject to certain conditions, the reinvestment period and final maturity are both subject to a one-year extension. Advances under the Wells Funding Facility are available in US dollars, pound sterling, Euros or Canadian dollars, and subject to certain exceptions, the interest charged on the Wells Funding Facility is based on Daily Simple SOFR (Dollar), SONIA (GBP), EURIBOR (Euros) or CDOR (Canadian dollars), as applicable (or, if any such reference rate is not available, a benchmark replacement or a “base rate” (which is the greater of a prime rate and the federal funds rate plus 1.50%), as applicable), plus a margin equal to 2.75%. SONIA, EURIBOR and CDOR are subject to a floor of zero. Under the Agreements, the Company and PIF SPV, as applicable, have made representations and warranties regarding the Loans, as well as their businesses, and are required to comply with various covenants, servicing procedures, limitations on disposition of Loans, reporting requirements and other customary requirements for similar revolving funding facilities. The Loan and Servicing Agreement includes usual and customary events of default for revolving funding facilities of this nature, including allowing Wells, upon a default, to accelerate and foreclose on the Loans and to pursue the rights under the Loans directly with the obligors thereof. As of June 30, 2023, the Company was in compliance with all covenants and other requirements of the Wells Funding Facility.
The summary information of the Wells Funding Facility is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Borrowing interest expense	$6,713	$—	$10,236	$—
Facility unused commitment fees	443	14	812	14
Amortization of deferred financing costs	314	5	547	5
Total	$7,470	$19	$11,595	$19
Weighted average interest rate (excluding unused fees and financing costs)	7.60%	—%	7.34%	—%
Weighted average outstanding balance(1)	$349,500	$—	$277,276	$—
(1)    For the six months ended June 30, 2022, calculated for the period from June 29, 2022 (Wells Funding Facility closing date) through June 30, 2022.
For the three and six months ended June 30, 2023, the Company borrowed $— and $255,000, and repaid $— and $10,500, respectively, under the Wells Funding Facility. For the three and six months ended June 30, 2022, the Company made no borrowings or repayments under the Wells Funding Facility. As of June 30, 2023 and December 31, 2022, the Company had $400,500 and $395,000 of available capacity under the Wells Funding Facility (subject to borrowing base restrictions).
Unsecured Notes
The 2026 Notes and the 2028 Notes
On March 16, 2023, the Company entered into a Master Note Purchase Agreement (the “Note Purchase Agreement”) governing the issuance of (i) $204,000 in aggregate principal amount of Series A Senior Notes, Tranche A, due March 16, 2026 (the “2026 Notes”) and (ii) $146,000 in aggregate principal amount of Series A Senior Notes, Tranche B, due March 16, 2028 (the “2028 Notes” and, together with the 2026 Notes, the “Notes”) to certain qualified institutional investors in a private placement. The Notes were delivered and paid for on March 16, 2023, subject to certain customary closing conditions. The 2026 Notes have a fixed interest rate of 8.10% per year and will mature on March 16, 2026 unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the Note Purchase Agreement. The 2028 Notes have a fixed interest rate of 8.13% per year and will mature on March 16, 2028 unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the Note Purchase Agreement. Interest on the Notes is due semiannually in March and September of each year. Subject to the terms of the Note Purchase Agreement, the Company may redeem the 2026 Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if redeemed on or before December 16, 2025, a make-whole premium, and the Company may redeem the 2028 Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if redeemed on or before December 16, 2027, a make-whole premium. The Company’s obligations under the Note Purchase Agreement are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. As of June 30, 2023, the Company was in compliance with all covenants and other requirements of the Notes.

The summary information of the 2026 Notes was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Borrowing interest expense	$4,131	N/A	$4,819	N/A
Amortization of debt issuance costs	187	N/A	219	N/A
Total	$4,318	N/A	$5,038	N/A
Stated interest rate	8.10%	N/A	8.10%	N/A
The summary information of the 2028 Notes was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Borrowing interest expense	$2,967	N/A	$3,462	N/A
Amortization of debt issuance costs	83	N/A	97	N/A
Total	$3,050	N/A	$3,559	N/A
Stated interest rate	8.13%	N/A	8.13%	N/A

The Company’s outstanding debt obligations were as follows:

	June 30, 2023			December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
ING Facility(1)	$925,000	$231,129	$693,871	$925,000	$621,496	$303,504
Wells Funding Facility	750,000	349,500	400,500	500,000	105,000	395,000
2026 Notes(2)	204,000	204,000	—	N/A	N/A	N/A
2028 Notes(2)	146,000	146,000	—	N/A	N/A	N/A
Total	$2,025,000	$930,629	$1,094,371	$1,425,000	$726,496	$698,504
(1)    Under the ING Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of June 30, 2023, the Company had borrowings denominated in Euros (EUR) of 5,618. As of December 31, 2022, the Company had borrowings denominated in Euros (EUR) of 5,618.
(2)    The carrying value of the Company’s 2026 Notes and 2028 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $1,994 and $1,490, respectively.
The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the three months ended June 30, 2023 and June 30, 2022 was 7.72% and 3.14%, respectively. The combined weighted average debt of the aggregate borrowings outstanding for the three months ended June 30, 2023 and June 30, 2022 was $780,741 and $86,901, respectively.
The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the six months ended June 30, 2023 and June 30, 2022 was 7.17% and 3.14%, respectively. The combined weighted average debt of the aggregate borrowings outstanding for the six months ended June 30, 2023 and June 30, 2022 was $763,942 and $52,720, respectively.
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
As of June 30, 2023 and December 31, 2022, the Company had $334,792 and $398,423 of unfunded commitments to fund delayed draw and revolving senior secured loans, respectively.
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
(8)Members’ Capital
The following table shows the components of net distributable earnings (accumulated losses) as shown on the Consolidated Statements of Financial Condition:

	June 30, 2023	December 31, 2022
Net distributable earnings (accumulated losses), beginning of period	$(71,561)	$(491)
Net investment income (loss)	66,659	67,006
Net realized gain (loss)	42	(448)
Net unrealized appreciation (depreciation)	20,219	(76,254)
Distributions declared	(67,504)	(62,264)
Tax reclassification of unitholders' equity (Note 10)	—	890
Net distributable earnings (accumulated losses), end of period	$(52,145)	$(71,561)
The following table summarizes the total Units issued and proceeds received from the closings of the Company’s continuous private offering that occurred for the six months ended June 30, 2023:

Unit Issuance Date	Class S Units Issued	Proceeds Received
January 01, 2023	1,953,945	$36,304
February 01, 2023	1,882,119	35,478
March 01, 2023	3,239,025	61,347
April 01, 2023	2,999,635	56,123
May 01, 2023	4,318,642	81,277
June 01, 2023	5,260,930	98,327
Total	19,654,296	$368,856
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
As of June 30, 2023, the Company received, in advance, $86,154 related to the July 1, 2023 issuance of Class S Units in the Company’s continuous private offering. The amount received is included in the subscriptions received in advance on the Consolidated Statements of Financial Condition as of June 30, 2023.

The following table summarizes the Company’s distributions declared and payable for the six months ended June 30, 2023:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
January 30, 2023	January 31, 2023	February 03, 2023	$0.1432	$10,073
February 28, 2023	February 28, 2023	March 03, 2023	0.1454	10,544
March 28, 2023	March 31, 2023	April 05, 2023	0.1460	11,104
April 26, 2023	April 30, 2023	May 03, 2023	0.1443	11,110
May 30, 2023	May 31, 2023	June 05, 2023	0.1450	11,970
June 27, 2023	June 30, 2023	July 06, 2023	0.1441	12,703
Total Distributions			$0.8680	$67,504
The following table summarizes the Company’s distributions declared and payable for the six months ended June 30, 2022 :

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
February 24, 2022	February 28, 2022	March 03, 2022	$0.0469	$1,134
March 25, 2022	March 31, 2022	April 05, 2022	0.0810	2,793
April 26, 2022	April 30, 2022	May 04, 2022	0.0865	3,644
May 25, 2022	May 31, 2022	June 03, 2022	0.0812	3,947
June 24, 2022	June 30, 2022	July 06, 2022	0.0900	4,838
Total Distributions			$0.3856	$16,356
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
The following table summarizes the amounts received and units issued to unitholders who have participated in the DRIP during for the six months ended June 30, 2023:

Payment Date	DRIP Units Issued	DRIP Units Value
January 04, 2023	286,606	$5,325
February 03, 2023	288,686	5,442
March 03, 2023	298,750	5,658
April 05, 2023	310,339	5,807
May 03, 2023	320,084	6,024
June 05, 2023	343,881	6,427
Total	1,848,346	$34,683
The following table summarizes the amounts received and units issued to unitholders who have participated in the DRIP during for the six months ended June 30, 2022 :

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

For the three and six months ended June 30, 2023, approximately 1,686,901 and 3,138,614 Units were repurchased, respectively.
For the three and six months ended June 30, 2022, 306,543 and 306,543 Units were repurchased, respectively.
The following table further summarizes the unit repurchases completed for the six months ended June 30, 2023:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
March 14, 2023	5.00%	$18.71	March 31, 2023	$27,162	1,451,713	2.13%	—
June 02, 2023	5.00%	$18.85	June 30, 2023	31,798	1,686,901	2.26%	—
Total				$58,960	3,138,614
(1)    Percentage is based on total units as of the close of the previous calendar quarter.
(2)    All repurchase requests were satisfied in full.
The following table further summarizes the unit repurchases completed for the six months ended June 30, 2022:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
June 09, 2022	5.00%	$18.99	June 30, 2022	$5,821	306,543	0.57%	—
Total				$5,821	306,543
(1)    Percentage is based on total units as of the close of the previous calendar quarter.
(2)    All repurchase requests were satisfied in full.
(9)Earnings Per Unit
The following table sets forth the computation of basic and diluted earnings per Class S Unit:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net increase (decrease) in Members' Capital from operations	$48,192	$(26,364)	$86,920	$(28,678)
Weighted average Class S Units outstanding	82,814,895	48,146,059	77,908,744	40,849,364
Basic and diluted earnings (loss) per Class S Unit	$0.58	$(0.55)	$1.12	$(0.70)

(10)Consolidated Financial Highlights
The following are the financial highlights:

	For the Six Months Ended
	June 30, 2023	June 30, 2022
Per Class S Unit Data:(1)
Net asset value, beginning of period	$18.59	$20.00
Net investment income (loss)	0.86	0.39
Net unrealized and realized gain (loss)(2)	0.27	(1.01)
Net increase (decrease) in net assets resulting from operations	1.13	(0.62)
Distributions declared	(0.87)	(0.39)
Total increase (decrease) in net assets	0.26	(1.01)
Net asset value, end of period	$18.85	$18.99
Class S Units outstanding, end of period	86,468,645	53,448,765
Total return based on net asset value(3)	6.17%	(3.16)%
Ratio/Supplemental Data:
Members' Capital, end of period	$1,630,208	$1,014,899
Weighted average units outstanding(4)	77,908,744	40,849,364
Ratio of expenses before waivers to average Members' Capital(5)	7.39%	3.18%
Ratio of net expenses to average Members’ Capital(5)	7.36%	1.50%
Ratio of net investment income to average Members’ Capital(5)	9.93%	4.94%
Asset coverage ratio	275.17%	345.44%
Portfolio turnover rate	6.13%	1.61%
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
(4)    Weighted average units outstanding for the six months ended June 30, 2022 was calculated for the period from February 1, 2022, the date of first external issuance of units through June 30, 2022.
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
Pursuant to the Company’s continuous private offering, the Company issued approximately 4,570,513 Class S Units for an aggregate offering price of $86,154 effective July 1, 2023.
Pursuant to the Company’s continuous private offering, the Company held a close relating to the sale of the Company’s Class S Units for an aggregate offering price of $58,274 effective August 1, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, except per unit amounts, unless otherwise indicated)
In this Quarterly Report on Form 10-Q, or this “Report”, except where context suggests otherwise, the terms “Company,” “we,” “our” or “us” refers to North Haven Private Income Fund LLC and its consolidated subsidiaries. This Report, including the documents we incorporate by reference into this Report, contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and you should not place undue reliance on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions and our assumptions. For the avoidance of doubt, we are not a subsidiary of, or consolidated with, Morgan Stanley. Furthermore, Morgan Stanley has no further capital. liquidity or other financial obligation to us beyond the aggregate capital commitment to purchase our units pursuant to a subscription agreement entered into by MS Credit Partners Holdings, Inc., a wholly owned subsidiary of Morgan Stanley. Morgan Stanley has no history of financially supporting any business development company (“BDC”) on the MS Private Credit platform, even during periods of financial distress. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “potential”, “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:
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
Recent Market Developments
The current inflationary environment and uncertainty as to the probability of, and length and depth of a global recession could affect our portfolio companies. Government spending, government policies, including recent increases in certain interest rates by the U.S. Federal Reserve and other global central banks, the failures of certain regional banks earlier this year and the potential for disruptions in the availability of credit in the United States and elsewhere, in conjunction with other factors, including those described elsewhere in this Report and in other filings we have made with the SEC, could affect our portfolio companies, our financial condition and our results of operations. We will continue to monitor the evolving market environment. In these circumstances, developments outside our control could require us to adjust our plan of operations and could impact our financial condition, results of operations or cash flows in the future. Despite these factors, we believe we and our portfolio are well positioned to manage the current environment.

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
•debt service and other costs of borrowings or other financing arrangements;
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
PORTFOLIO, INVESTMENT ACTIVITY AND RESULTS OF OPERATIONS
As of June 30, 2023, we had investments in 207 portfolio companies across 42 industries. Based on fair value as of June 30, 2023, approximately 99.9% of our debt portfolio was invested in debt bearing a floating interest rate, which are primarily subject to interest rate floors. Approximately 99.6% of our debt portfolio at fair value had an interest rate floor denoted in LIBOR or SOFR. As of June 30, 2023, our weighted average total yield of investments in debt securities at amortized cost was 11.5%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2023.
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
Approximately 86.1% of our total commitments were in directly originated senior secured loans and equity investments issued by middle market companies backed by private equity sponsors. In addition, June 30, 2023, our investments in such loans, which excludes our liquid loan portfolio, displayed the following characteristics as of the closing date of each of our investments unless otherwise indicated(1)(2)(3):
•Weighted average last 12-month EBITDA of approximately $190.4 million;
•Weighted average net leverage through tranche of approximately 6.3x(4);
•Weighted average of approximately 43.7%(5) loan to value; and
•Approximately 6.6% of loans the Investment Adviser believes may be subject to business cycle volatility.
Our portfolio is presented below:

	June 30, 2023			December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$2,539,760	$2,487,019	97.5%	$1,994,650	$1,919,673	97.2%
Second Lien Debt	35,403	32,278	1.3	27,015	26,043	1.3%
Other Securities	30,933	31,075	1.2	29,520	29,393	1.5%
Total	$2,606,096	$2,550,372	100.0%	$2,051,185	$1,975,109	100.0%
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

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and For the Three Months Ended
	June 30, 2023	June 30, 2022
New Investments Committed
Gross Principal Balance(1)	$468,421	$981,115
Less: Syndications	(14,926)	—
Net New Investments Committed	453,495	981,115
Investments, at Cost
Investments, beginning of period	2,204,301	781,384
New investments purchased	465,047	663,737
Net accretion of discount on investments	2,047	484
Payment-in-kind	1,540	10
Net realized gain (loss) on investments	—	(122)
Investments sold or repaid	(66,839)	(12,079)
Investments, end of period	2,606,096	1,433,414
Principal amount of investments funded
First lien debt	466,698	648,814
Second lien debt	9,808	16,536
Other securities	78	14,524
Total	$476,584	$679,874
Amount of investments sold/fully repaid, at principal
First lien debt investments	$32,830	$3,671
Total	$32,830	$3,671
Weighted average yield on debt and income producing investments, at cost(2)	11.5%	7.3%
Weighted average yield on debt and income producing investments, at fair value(2)	11.8%	7.5%
Number of portfolio companies	207	181
Percentage of debt investments bearing a floating rate, at fair value	99.9%	100.0%
Percentage of debt investments bearing a fixed rate, at fair value	0.1%	—%
(1)    Includes new investment commitments, excluding sale/repayments and including unfunded investment commitments.
(2)    Computed as (a) the annual stated spread, plus applicable reference rate, as applicable, plus the annual accretion of discounts, as applicable, on accruing debt securities, divided by (b) total debt investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented herein.
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
The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System is as follows:

	June 30, 2023			December 31, 2022
	Fair Value	% of Portfolio	Number of Portfolio Companies	Fair Value	% of Portfolio	Number of Portfolio Companies
Risk rating 1	$—	—%	—	$—	—%	—
Risk rating 2	2,515,399	98.6	204	1,975,109	100.0	203
Risk rating 3	34,973	1.4	3	—	—	—
Risk rating 4	—	—	—	—	—	—
	$2,550,372	100.0%	207	$1,975,109	100.0%	203
CONSOLIDATED RESULTS OF OPERATIONS
The following table represents our operating results:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Total investment income	$67,756	$15,638	$124,858	$21,004
Less: Net expenses	31,583	3,550	58,199	5,158
Net investment income (loss)	36,173	12,088	66,659	15,846
Net change in unrealized appreciation (depreciation)	12,019	(38,330)	20,219	(44,402)
Net realized gain (loss)	—	(122)	42	(122)
Net increase (decrease) in Members' Capital resulting from operations	$48,192	$(26,364)	$86,920	$(28,678)
Investment Income
Investment income was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Investment income:
Interest income	$64,398	$15,027	$119,050	$20,196
Payment-in-kind interest income	585	14	1,107	24
Dividend income	763	22	1,638	22
Other income	2,010	575	3,063	762
Total Investment Income	$67,756	$15,638	$124,858	$21,004
Total investment income increased from $15,638 for the three months ended June 30, 2022 to $67,756 for the three months ended June 30, 2023. The increase was primarily driven by our deployment of capital and rising LIBOR and SOFR (as applicable) rates of our floating-rate debt investments. The size of our investment portfolio at fair value increased from $1,389,012 as of June 30, 2022 to $2,550,372 as of June 30, 2023. Weighted average asset yield of debt investments at cost increased from 7.3% as of June 30, 2022 to 11.5% as of June 30, 2023. As of such dates, all our debt investments were income-producing. No debt investments were on non-accrual status as of June 30, 2023.
Interest income on our debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of, and for the periods ended, June 30, 2023 and June 30, 2022, all of our first and second lien debt investments were performing and current on their interest payments.

Expenses
The Company is responsible for investment expenses, professional fees, and other general and administrative expenses related to the Company’s operations. Expenses were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Expenses:
Interest and other financing expenses	$17,353	$1,543	$31,011	$2,108
Management fees	4,741	2,733	8,964	3,834
Income based incentive fees	5,590	764	10,374	764
Professional fees	969	455	1,624	810
Organization and offering costs	—	197	18	435
Directors' fees	82	76	165	153
Administrative service fees	22	30	43	60
Servicing fees	3,224	1,859	6,096	2,612
General and other expenses	26	175	328	300
Total expenses	$32,007	$7,832	$58,623	$11,076
Expense support	—	(785)	—	(1,320)
Management fees waiver	—	(2,733)	—	(3,834)
Income based incentive fees waiver	(424)	(764)	(424)	(764)
Net expenses	$31,583	$3,550	$58,199	$5,158
Interest Expense
Interest expense and other financing expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs, were $17,353 and $1,543 for the three months ended June 30, 2023 and June 30, 2022, respectively. The increases were primarily due to higher average borrowings outstanding over time, increased reference rates and higher cost of unsecured debt issued. For the three months ended June 30, 2023 and June 30, 2022, average borrowings outstanding were $780,741 and $86,901, respectively. The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the three months ended June 30, 2023 and June 30, 2022 were 7.72% and 3.14%, respectively.
Interest expense and other financing expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs, were $31,011 and $2,108 for the six months ended June 30, 2023 and June 30, 2022, respectively. The increases were primarily due to higher average borrowings outstanding over time, increased reference rates and higher cost of unsecured debt issued. For the six months ended June 30, 2023 and June 30, 2022, average borrowings outstanding were $763,942 and $52,720, respectively. The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the six months ended June 30, 2023 and June 30, 2022 were 7.17% and 3.14%, respectively.
For more information on our borrowings, including the terms thereof, see Note 6. Debt in the Notes to Consolidated Financial Statements.
Base Management Fee
The base management fees, net of waiver, were $4,741 and $— for the three months ended June 30, 2023 and June 30, 2022, and $8,964 and $— for the six months ended June 30, 2023 and June 30, 2022, respectively. The increase was primarily due to an increase in capital commitments. For more information on base management fee, including terms thereof, see Note 3. Related Party Transactions in the Notes to Consolidated Financial Statements.
Incentive Fees
The incentive fee consists of two components: (1) income-based incentive fee and (2) capital gains incentive fee. The income-based incentive fees, net of waiver, were $5,166 and $— for the three months ended June 30, 2023 and June 30, 2022, and $9,950 and $— for the six months ended June 30, 2023 and June 30, 2022, respectively. The increase was primarily due to an increase in pre-incentive fee net investment income. For the three and six months ended June 30, 2023 and June 30, 2022, there were no capital gains incentive fees accrued, as the Company was in a net unrealized loss position. For more information on incentive fee, including terms thereof, see Note 3. Related Party Transactions in the Notes to Consolidated Financial Statements.
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
For the three and six months ended June 30, 2023, we incurred professional fees of $969 and $1,624, organization and offering costs of $— and $18, directors’ fees of $82 and $165, administrative service fees of $22 and $43, servicing fees of $3,224 and $6,096, and general and other expenses of $26 and $328.
For the three and six months ended June 30, 2022, we incurred professional fees of $455 and $810, organization and offering costs of $197 and $435, directors’ fees of $76 and $153, administrative service fees of $30 and $60, servicing fees of $1,859 and $2,612, and general and other expenses of $175 and $300; offset by expense support of $785 and $1,320, management fees waiver of $2,733 and $3,834, and income based incentive fees waiver of $764 and $764.
Income Taxes, Including Excise Taxes
We intend to elect to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our unitholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for distributions paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our unitholders, which generally relieve us from corporate-level U.S. federal income taxes. We currently intend to make sufficient distributions each taxable year to satisfy the distribution requirements in order to avoid excise tax. For the three and six months ended June 30, 2023 and June 30, 2022, the Company did not accrue any U.S. federal excise tax.
Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	$—	$(122)	$42	$(122)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	12,019	(38,330)	20,219	(44,402)
Net realized and unrealized gain (loss)	$12,019	$(38,452)	$20,261	$(44,524)

For the three and six months ended June 30, 2023, net realized gain (loss) on our investments was $— and $42, respectively, driven by the sale of debt investments in our portfolio. For the three and six months ended June 30, 2022, net realized loss on our investments was $122 and $122, respectively, driven by the sale of debt investments in our portfolio.
We determine the fair value of our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation or depreciation. For the three and six months ended June 30, 2023, net change in unrealized appreciation on our investments of $12,019 and $20,219, was primarily driven by the net increases in valuations of our debt and equity investments as a result of change in spreads in the primary and secondary markets, mainly in the broadly syndicated loan market.
For the three and six months ended June 30, 2022, net change in unrealized depreciation on our investments of $38,330 and $44,402 was primarily driven by the net decreases of valuations of our debt and equity investments as a result of the volatile credit environment and spread widening in the primary and secondary markets, including in the broadly syndicated loan market.
For the three and six months ended June 30, 2023, net change in unrealized appreciation on our investments of $24 and $132, respectively, due to foreign exchange rates fluctuation, were included in net change in unrealized appreciation (depreciation) from translation of assets and liabilities in foreign currencies.
For the three and six months ended June 30, 2022, net change in unrealized appreciation on our investments of $— and $—, respectively, due to foreign exchange rates fluctuation, were included in net change in unrealized appreciation (depreciation) from translation of assets and liabilities in foreign currencies.
For additional information on net realized gain (loss) and unrealized gain (loss) see “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 5. Fair Value Measurements."
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We generate cash from the net proceeds of offerings of our Units, net borrowings from our credit facilities and unsecured debt, and from cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities, including before we have fully invested the proceeds of any closing of our continuous private offering of our Units. Our primary use of cash is investments in portfolio companies, payments of our expenses, funding repurchases under our unit repurchase program and payment of cash distributions to our unitholders. Details of our credit facilities are described in “Debt” below. We may also from time to time enter into new credit facilities, increase the size of existing credit facilities or issue additional debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.
As of June 30, 2023, we had approximately $142.1 million of cash, which taken together with our approximately $693.9 million and $400.5 million of availability under the ING Facility and Wells Funding Facility (subject to borrowing base availability) (each as defined in Note 6. “Debt” in the notes to the accompanying unaudited consolidated financial statements), respectively, we expect to be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of June 30, 2023, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments of $334.8 million.
Unregistered Sales of Equity Securities
For the six months ended June 30, 2023, we held six closings of our continuous private offering of units. As a result, the total Class S Units issued and proceeds received related to such closings were as follows:

Unit Issuance Date	Class S Units Issued	Proceeds Received
January 01, 2023	1,953,945	$36,304
February 01, 2023	1,882,119	35,478
March 01, 2023	3,239,025	61,347
April 01, 2023	2,999,635	56,123
May 01, 2023	4,318,642	81,277
June 01, 2023	5,260,930	98,327
Total	19,654,296	$368,856
As of June 30, 2023, we received, in advance, $86.2 million related to the July 1, 2023 issuance of Class S Units in our continuous private offering. The amount received is included in the subscriptions received in advance on the Consolidated Statements of Financial Condition as of June 30, 2023.
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
As of June 30, 2022, we received, in advance, $87.2 million related to the July 01, 2022 issuance of Class S Units in our continuous private offering. The amount received is included in the subscriptions received in advance on the Consolidated Statements of Financial Condition as of June 30, 2022.
Distributions and Distribution Reinvestment
The following table summarizes our distributions declared and payable for the six months ended June 30, 2023:

Date Declared	Record Date	Payment Date	Per Unit Amount	Distribution Yield(1)	Total Amount
January 30, 2023	January 31, 2023	February 03, 2023	$0.1432	9.3%	$10,073
February 28, 2023	February 28, 2023	March 03, 2023	0.1454	9.3%	10,544
March 28, 2023	March 31, 2023	April 05, 2023	0.1460	9.3%	11,104
April 26, 2023	April 30, 2023	May 03, 2023	0.1443	9.3%	11,110
May 30, 2023	May 31, 2023	June 05, 2023	0.1450	9.3%	11,970
June 27, 2023	June 30, 2023	July 06, 2023	0.1441	9.3%	12,703
Total Distributions			$0.8680		$67,504

The following table summarizes our distributions declared and payable for the six months ended June 30, 2022:

Date Declared	Record Date	Payment Date	Per Unit Amount	Distribution Yield(1)	Total Amount
February 24, 2022	February 28, 2022	March 03, 2022	$0.0469	2.8%	$1,134
March 25, 2022	March 31, 2022	April 05, 2022	0.0810	4.9%	2,793
April 26, 2022	April 30, 2022	May 04, 2022	0.0865	5.3%	3,644
May 25, 2022	May 31, 2022	June 03, 2022	0.0812	4.9%	3,947
June 24, 2022	June 30, 2022	July 06, 2022	0.0900	5.6%	4,838
Total Distributions			$0.3856		$16,356
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
The following table summarizes the amounts received and units issued to unitholders who have participated in the DRIP during for the six months ended June 30, 2023:

Payment Date	DRIP Units Issued	DRIP Units Value
January 04, 2023	286,606	$5,325
February 03, 2023	288,686	5,442
March 03, 2023	298,750	5,658
April 05, 2023	310,339	5,807
May 03, 2023	320,084	6,024
June 05, 2023	343,881	6,427
Total	1,848,346	$34,683
The following table summarizes the amounts received and units issued to unitholders who have participated in the DRIP during for the six months ended June 30, 2022:

Payment Date	DRIP Units Issued	DRIP Units Value
March 03, 2022	29,106	$577
April 05, 2022	72,388	1,430
May 04, 2022	97,701	1,927
June 03, 2022	109,080	2,111
Total	308,275	$6,045
Unit Repurchase Program
At the discretion of the Board of Directors, we may repurchase, in each quarter, up to 5% of the outstanding Units (either by number of units or aggregate net asset value) as of such quarter end pursuant to a quarterly unit repurchase program. The limitations and restrictions described in the applicable offer to repurchase units may prevent us from accommodating all repurchase requests made in any quarter. The unit repurchase program has many limitations, including the limitations described above, and should not in any way be viewed as the equivalent of a secondary market. We will offer to repurchase Units on such terms as may be determined by our Board of Directors in its complete and absolute discretion.
For the three and six months ended June 30, 2023, approximately 1,686,901 and 3,138,614 Units were repurchased, respectively.
For the three and six months ended June 30, 2022, 306,543 and 306,543 Units were repurchased, respectively.

The following table further summarizes the unit repurchases completed for the six months ended June 30, 2023:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
March 14, 2023	5.00%	$18.71	March 31, 2023	$27,162	1,451,713	2.13%	—
June 02, 2023	5.00%	$18.85	June 30, 2023	31,798	1,686,901	2.26%	—
Total				$58,960	3,138,614
(1)    Percentage is based on total units as of the close of the previous calendar quarter.
(2)    All repurchase requests were satisfied in full.
The following table further summarizes the unit repurchases completed for the three months ended June 30, 2022:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
June 09, 2022	5.00%	$18.99	June 30, 2022	$5,821	306,543	0.57%	—
Total				$5,821	306,543
(1)    Percentage is based on total units as of the close of the previous calendar quarter.
(2)    All repurchase requests were satisfied in full.
Debt
Our outstanding debt obligations were as follows:

	June 30, 2023			December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
ING Facility(1)	$925,000	$231,129	$693,871	$925,000	$621,496	$303,504
Wells Funding Facility	750,000	349,500	400,500	500,000	105,000	395,000
2026 Notes(2)	204,000	204,000	—	N/A	N/A	N/A
2028 Notes(2)	146,000	146,000	—	N/A	N/A	N/A
Total	$2,025,000	$930,629	$1,094,371	$1,425,000	$726,496	$698,504
(1)    Under the ING Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of June 30, 2023, the Company had borrowings denominated in Euros (EUR) of 5,618. As of December 31, 2022, the Company had borrowings denominated in Euros (EUR) of 5,618.
(2)    The carrying value of the Company’s 2026 Notes and 2028 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $1,994 and $1,490, respectively.
For additional information on our debt obligations see “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 6. Debt.”

RECENT DEVELOPMENTS
Subsequent to June 30, 2023 through August 9, 2023, we have closed approximately $211.6 million of new/add-on investments. Of these new commitments, approximately $209.1 million were first lien senior secured loans and approximately $2.5 million were second lien senior secured loans. We remain highly focused on conducting extensive due diligence and leveraging the Morgan Stanley platform. We continue to seek to invest in companies that are led by strong management teams, generate substantial free cash flow, have leading market positions, benefit from sustainable business models, and are well positioned to perform well despite recent market volatility. We believe the current market environment offers opportunities to seek compelling risk adjusted returns. Our investment pace will depend on several factors including the market environment, deal flow and the impact of inflation on valuations and the operations of potential portfolio companies.
Pursuant to our continuous private offering, we issued approximately 4,570,513 Class S Units for an aggregate offering price of $86.2 million effective July 1, 2023.
Pursuant to our continuous private offering, we held a close relating to the sale of our Class S Units for an aggregate offering price of $58.3 million effective August 1, 2023.

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

As of June 30, 2023, approximately 99.9% of our debt investments were at floating rates. Based on our Consolidated Statements of Financial Condition as of June 30, 2023, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of June 30, 2023) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$78,609	$(17,419)	$61,190
Up 200 basis points	$52,406	$(11,613)	$40,793
Up 100 basis points	$26,203	$(5,806)	$20,397
Down 100 basis points	$(26,203)	$5,806	$(20,397)
Down 200 basis points	$(52,406)	$11,613	$(40,793)
Down 300 basis points	$(78,609)	$17,419	$(61,190)
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of June 30, 2023 (the end of the period covered by this report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred for the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
See also “Note 1 to Consolidated Financial Statements in Part I, Item 1. Consolidated Financial Statements and Supplementary Data” of this Form 10-Q.
Item 1A. Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the risk factors set forth below and the risk factors previously disclosed under Item 1A of the Form 10-K and under Item 1A in our quarterly report on Form 10-Q for the quarter ended March 31, 2023, which could materially affect our business, financial condition and/or operating results. The risks described below and disclosed in the Form 10-K and in our quarterly report on Form 10-Q for the quarter ended March 31, 2023, are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results.
The discontinuation of LIBOR and replacement or reform of other interest rate benchmarks may adversely affect our business and results of operations.
Many financial instruments have historically used a floating rate based on LIBOR, which was the offered rate for short-term Eurodollar deposits between major international banks. LIBOR was and other benchmark interest rates may, in the future, be the subject of national and international regulatory scrutiny.
Following their publication on June 30, 2023, no settings of LIBOR continue to be published on a representative basis and publication of many non-U.S. dollar LIBOR settings has been entirely discontinued.
On March 15, 2022, the U.S. enacted federal legislation that is intended to minimize legal and economic uncertainty following U.S. dollar LIBOR’s cessation by replacing LIBOR references in certain U.S. law-governed contracts under certain circumstances with a SOFR-based rate identified in a Federal Reserve rule plus a statutory spread adjustment. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the Federal Reserve. In addition, the U.K. Financial Conduct Authority (“FCA”), which regulates the publisher of LIBOR (ICE Benchmark Administration), has announced that it will require the continued publication of the one-, three- and six-month tenors of U.S. dollar LIBOR on a non-representative synthetic basis until the end of September 2024, which may result in certain non-U.S. law-governed contracts and U.S. law-governed contracts not covered by the federal legislation remaining on synthetic U.S. dollar LIBOR until the end of this period.
Although the transition process away from LIBOR has become increasingly well-defined (e.g. the LIBOR Act now provides a uniform benchmark replacement for certain LIBOR-based instruments in the United States), the transition process is complex.The market transition away from LIBOR and reform, modification, or adjustments of other reference rate benchmarks to alternative reference rates is complex and could have a range of adverse impacts on our business, financial condition and results of operations. In particular, any such transition or reform could:
•Adversely impact the pricing, liquidity, value of, return on and trading for a broad array of financial products, including any securities linked to the applicable benchmark rate, loans and derivatives that are included in our assets and liabilities;
•Require further extensive changes to documentation that governs or references products using the applicable benchmark rate, including, for example, pursuant to time-consuming renegotiations of existing documentation to modify the terms of outstanding transactions;
•Result in disputes, litigation or other actions with portfolio companies, or other counterparties, regarding the interpretation and enforceability of provisions in investments that utilize certain benchmark rates, the transition from one benchmark rate to other benchmark rates, including through fallback language, legislative requirements or other related provisions or in connection with any economic, legal, operational or other impact resulting from the fundamental differences of the various alternative reference rates;
•Require the transition and/or development of appropriate systems and analytics to effectively transition risk management processes to those based on one or more alternative reference rates in a timely manner, including by quantifying value and risk for various alternative reference rates, which may prove challenging given the limited history of an applicable alternative reference rate; and
•Cause us to incur additional costs in relation to any of the above factors.

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
Our investments in the healthcare providers and services industry face considerable uncertainties.
The laws and rules governing the business of healthcare companies and interpretations of those laws and rules are subject to frequent change. Broad latitude is given to the agencies administering those regulations. Existing or future laws and rules could force our portfolio companies engaged in healthcare to change how they do business, restrict revenue, increase costs, change reserve levels and change business practices.
Healthcare companies often must obtain and maintain regulatory approvals to market many of their products, change prices for certain regulated products and consummate some of their acquisitions and divestitures. Delays in obtaining or failing to obtain or maintain these approvals could reduce revenue or increase costs. Policy changes on the local, state and federal level, such as the expansion of the government’s role in the healthcare arena and alternative assessments and tax increases specific to the healthcare industry or healthcare products as part of federal healthcare reform initiatives, could fundamentally change the dynamics of the healthcare industry and could make it difficult for our portfolio companies to repay their loans to us and, as a result, could have a material adverse impact on our business, financial condition or results of operations.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
Sales of Unregistered Securities
Refer to “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 8. Members’ Capital” in this Report, the Form 10-K and our Current Report on Form 8-K filed on April 28, 2023, May 31, 2023 and June 29, 2023, for the issuance of our Class S Units for the three months ended June 30, 2023. Such issuances were part of our continuous private offering and were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.
Issuer Purchases of Equity Securities
At the discretion of the Board of Directors, we have in the past and may in the future conduct quarterly repurchase offers pursuant to a unit repurchase program. The purpose of the unit repurchase program is to provide liquidity to unitholders. We intend to limit the number of Units to be repurchased in each quarter to no more than 5% of our outstanding Units (either by number of Units or aggregate net asset value) as of such quarter end. All Units purchased by us pursuant to the terms of each offer to repurchase will be retired and thereafter will be unissued Units. Any Units to be purchased from any of our officers, directors or affiliates will be on the same terms and conditions as any other purchase of Units.
On May 2, 2023, we announced a quarterly tender offer that commenced on May 3, 2023 and ended at 12:01 a.m., Eastern Time, on June 2, 2023 (the “Offer”). Because there is no secondary trading market for our Units, our Board of Directors determined, after consideration of various matters, that the Offer was in the best interests of unitholders in order to provide liquidity for our unitholders. Approximately 1,686,901 of our Units were validly tendered and not withdrawn prior to the expiration of the Offer. The Units were repurchased at a price of $18.85 per Unit, which represents the net asset value per Unit as of June 30, 2023. The payment of the purchase price of the Units tendered was promptly made in cash issued to the unitholders whose tenders were accepted for purchase by us in accordance with the terms of the Offer.
Item 3: Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits
(a) Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
10.1*
Amendment No. 3 to Senior Secured Revolving Credit Agreement, dated as of August 1, 2023 with the Company, as a borrower, ING Capital LLC, as administrative agent and as joint lead arranger and sole book runner.

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

North Haven Private Income Fund LLC
Dated: August 9, 2023	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (Principal Executive Officer)

Dated: August 9, 2023	By:	/s/ Venugopal Rathi
Venugopal Rathi Chief Financial Officer (Principal Financial Officer)