Form 10-Q
period 2023-09-30
North Haven Private Income Fund LLC
filed 2023-11-03
CIK 1851322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 814-01489
North Haven Private Income Fund LLC
(Exact name of registrant as specified in its charter)

Delaware	87-4562172
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1585 Broadway	10036
New York, NY	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of November 3, 2023, there was no established public market for the registrant’s limited liability company units.
The number of the registrant’s Class S Units outstanding at November 3, 2023 was 105,316,610.

North Haven Private Income Fund LLC
SIGNATURES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the unitholders and the Board of Directors of North Haven Private Income Fund LLC
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statement of financial condition of North Haven Private Income Fund LLC and subsidiaries (the “Company”), including the consolidated schedule of investments as of September 30, 2023, and the related consolidated statements of operations, changes in members’ capital for the three-month and nine-month periods ended September 30, 2023, and 2022, and cash flows for the nine-month periods ended September 30, 2023 and 2022, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
/s/ Deloitte & Touche LLP
New York, NY
November 3, 2023

North Haven Private Income Fund LLC
Consolidated Statements of Financial Condition
(In thousands, except unit and per unit amounts)

	As of
	September 30, 2023 (Unaudited)	December 31, 2022 (Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $2,849,020 and $2,051,185 at September 30, 2023 and December 31, 2022, respectively)	$2,812,602	$1,975,109
Cash	221,690	75,378
Deferred financing costs	12,148	9,154
Deferred offering costs	—	18
Interest and dividend receivable from non-controlled/non-affiliated investments	18,619	14,308
Receivable for investments sold/repaid	253	380
Prepaid expenses and other assets	16,852	876
Total assets	3,082,164	2,075,223

Liabilities
Debt (net of unamortized debt issuance costs of $5,592 and $0 as of September 30, 2023 and December 31, 2022, respectively)	1,008,856	726,496
Payable for investments purchased	—	361
Payable to affiliates	1,063	1,592
Financing costs payable	61	2,275
Distributions payable	15,181	9,814
Management fees payable	5,554	3,833
Subscriptions received in advance	103,460	36,304
Payable for units repurchased	24,218	20,228
Income based incentive fee payable	6,999	1,403
Interest payable	13,073	1,782
Accrued expenses and other liabilities	5,430	4,922
Total liabilities	1,183,895	809,010

Commitments and Contingencies

Members' Capital
Common units, par value $0.001 per unit (99,464,947 and 68,104,617 units issued and outstanding as of September 30, 2023 and December 31, 2022, respectively)	99	71
Paid-in capital in excess of par value	1,928,475	1,337,703
Net distributable earnings (accumulated losses)	(30,305)	(71,561)
Total members' capital	$1,898,269	$1,266,213
Total liabilities and members' capital	$3,082,164	$2,075,223
Net asset value per unit	$19.08	$18.59

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund LLC
Consolidated Statements of Operations (Unaudited)
(In thousands, except unit and per unit amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$78,643	$32,405	$197,693	$52,601
Payment-in-kind interest income	1,585	117	2,692	141
Dividend income	1,129	718	2,767	740
Other income	2,472	1,063	5,535	1,825
Total investment income	83,829	34,303	208,687	55,307
Expenses:
Interest expense and other financing expenses	21,604	6,561	52,615	8,669
Management fees	5,554	3,523	14,519	7,357
Income based incentive fees	6,999	3,105	17,373	3,869
Professional fees	720	725	2,656	1,535
Organization and offering costs	—	123	18	558
Directors' fees	100	77	265	230
Administrative service fees	41	30	84	90
Servicing fees	3,777	2,396	9,873	5,008
General and other expenses	—	244	15	544
Total expenses	38,795	16,784	97,418	27,860
Expense support	—	(900)	—	(2,220)
Management fees waiver	—	(1,706)	—	(5,540)
Income based incentive fees waiver	—	(3,105)	(424)	(3,869)
Net expenses	38,795	11,073	96,994	16,231
Net investment income (loss)	45,034	23,230	111,693	39,076
Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	31	(305)	73	(427)
Foreign currency and other transactions	2	(6)	2	(6)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	19,488	(20,583)	39,707	(64,985)
Translation of assets and liabilities in foreign currencies	(9)	6	(9)	6
Net realized and unrealized gain (loss)	$19,512	$(20,888)	$39,773	$(65,412)
Net increase (decrease) in members' capital resulting from operations	$64,546	$2,342	$151,466	$(26,336)
Per unit information—basic and diluted
Net investment income (loss) per unit	$0.47	$0.38	$1.33	$0.81
Earnings (loss) per unit	$0.68	$0.04	$1.81	$(0.55)
Weighted average units outstanding:	95,539,865	60,480,159	83,850,367	48,312,311

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund LLC
Consolidated Statements of Changes in Members’ Capital (Unaudited)
(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Members' Capital at beginning of period:	$1,630,208	$1,014,899	$1,266,213	$(456)
Increase (decrease) in members’ capital resulting from operations:
Net investment income (loss)	45,034	23,230	111,693	39,076
Net realized gain (loss)	33	(311)	75	(433)
Net change in unrealized appreciation (depreciation)	19,479	(20,577)	39,698	(64,979)
Net increase (decrease) in members’ capital resulting from operations	64,546	2,342	151,466	(26,336)

Capital transactions:
Issuance of Units	248,794	177,471	617,650	1,237,636
Reinvestment of distributions	21,645	9,248	56,328	15,293
Repurchased Units	(24,218)	(33,167)	(83,178)	(38,988)
Distributions declared	(42,706)	(19,190)	(110,210)	(35,546)
Net increase in members' capital resulting from capital transactions	203,515	134,362	480,590	1,178,395
Total increase (decrease) in members' capital	268,061	136,704	632,056	1,152,059
Members' capital at end of period	$1,898,269	$1,151,603	$1,898,269	$1,151,603

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund LLC
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Nine Months Ended
	September 30, 2023	September 30, 2022
Cash flows from operating activities:
Net increase (decrease) in members' capital resulting from operations	$151,466	$(26,336)
Adjustments to reconcile net increase (decrease) in members' capital resulting from operations to net cash provided by (used in) operating activities
Net change in unrealized (appreciation) depreciation on investments	(39,707)	64,985
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	9	(6)
Net realized (gain) loss on investments	(73)	427
Net realized (gain) loss on foreign currency and other transactions	(2)	6
Net accretion of discount and amortization of premium on investments	(5,747)	(1,761)
Payment-in-kind interest and dividend capitalized	(4,762)	(50)
Amortization of deferred financing costs	1,889	944
Amortization of debt issuance costs on Unsecured Notes	676	—
Amortization of deferred offering costs	18	305
Purchases of investments and change in payable for investments purchased	(983,617)	(1,851,488)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	196,131	47,849
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	(4,311)	(11,280)
(Increase) decrease in prepaid expenses and other assets	(15,976)	(777)
(Decrease) increase in payable to affiliates	(529)	645
(Decrease) increase in management fees payable	1,721	1,817
(Decrease) increase in incentive fees payable	5,596	—
(Decrease) increase in interest payable	11,291	1,085
(Decrease) increase in accrued expenses and other liabilities	508	3,884
Net cash provided by (used in) operating activities	(685,419)	(1,769,751)

Cash flows from financing activities:
Borrowings on debt	$1,593,000	$1,243,818
Repayments on debt	(1,305,000)	(648,500)
Deferred financing costs paid	(7,097)	(8,265)
Debt issuance costs paid	(6,268)	—
Distributions paid in cash	(48,515)	(12,880)
Proceeds from issuance of Units	581,346	1,237,636
Subscriptions received in advance	103,460	50,217
Repurchases of Units	(79,188)	(5,821)
Offering costs paid	—	(374)
Net cash provided by (used in) financing activities	831,738	1,855,831
Net increase (decrease) in cash	146,319	86,080
Effect of foreign exchange rate changes on cash	(7)	(6)
Cash at beginning of period	75,378	35
Cash at end of period	$221,690	$86,109

North Haven Private Income Fund LLC
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

Supplemental information and non-cash activities:
Excise tax paid	$170	$—
Interest expense paid	$38,758	$6,640
Distribution reinvestment paid	$56,328	$15,293
Accrued but unpaid distributions	$15,181	$7,373
Accrued but unpaid deferred financing costs	$61	$2,275
Accrued but unpaid deferred offering costs	$—	$354
Accrued but unpaid repurchases of Units	$24,218	$33,167

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
First Lien Debt
Aerospace & Defense
KKR Apple Bidco, LLC	(10)	S +	2.75%	8.18%	09/22/2028	4,913	$4,908	$4,873	0.26%
Mantech International CP	(5) (6) (8)	S +	5.75%	11.12%	09/14/2029	21,384	21,003	21,384	1.13
Mantech International CP	(5) (8) (14)	S +	5.75%	11.12%	09/14/2029	1,847	1,784	1,847	0.10
Mantech International CP	(5) (8) (14)	S +	5.75%	11.12%	09/14/2028	—	(53)	—	—
							27,642	28,104	1.48
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(5) (7) (9)	S +	5.75%	11.29%	06/11/2027	51,034	50,219	50,493	2.66
Omni Intermediate Holdings, LLC	(5) (6) (7) (8)	S +	5.00%	10.42%	12/30/2026	11,059	10,947	11,059	0.58
Omni Intermediate Holdings, LLC	(5) (8) (14)	S +	5.00%	10.42%	12/30/2026	488	479	488	0.03
Omni Intermediate Holdings, LLC	(5) (8) (14)	P +	4.00%	9.42%	12/30/2025	177	174	177	0.01
RoadOne IntermodaLogistics	(5) (8)	S +	6.25%	11.72%	12/29/2028	655	637	643	0.03
RoadOne IntermodaLogistics	(5) (8) (14)	S +	6.25%	11.72%	12/29/2028	51	48	48	—
RoadOne IntermodaLogistics	(5) (8) (14)	S +	6.25%	11.72%	12/29/2028	8	4	6	—
							62,508	62,914	3.31
Automobile Components
Continental Battery Company	(5) (6) (8)	S +	6.75%	12.04%	01/20/2027	6,141	6,053	5,467	0.29
Les Schwab Tire Centers	(9)	S +	3.25%	8.69%	11/02/2027	4,912	4,916	4,877	0.26
Randy's Holdings, Inc.	(5) (6) (8)	S +	6.50%	11.88%	11/01/2028	11,209	10,911	11,132	0.59
Randy's Holdings, Inc.	(5) (8) (14)	S +	6.50%	11.88%	11/01/2028	—	(48)	(26)	—
Randy's Holdings, Inc.	(5) (8) (14)	S +	6.50%	11.88%	11/01/2028	435	397	425	0.02
Sonny's Enterprises, LLC	(5) (6) (8)	S +	6.75%	12.27%	08/05/2028	33,539	32,833	33,508	1.77
Sonny's Enterprises, LLC	(5) (8) (14)	S +	6.75%	12.27%	08/05/2028	—	(128)	(5)	—
Sonny's Enterprises, LLC	(5) (8) (14)	S +	6.75%	12.27%	08/05/2027	—	(120)	(5)	—
							54,814	55,373	2.92
Automobiles
ARI Network Services, Inc.	(5) (6) (9)	S +	5.25%	10.67%	02/28/2025	14,123	13,985	13,986	0.74
Turbo Buyer, Inc.	(5) (8) (14)	S +	6.00%	11.40%	12/02/2025	989	931	958	0.05
Summit Buyer, LLC	(5) (8) (14)	S +	5.75%	11.24%	01/14/2026	5,048	4,599	4,608	0.24
Summit Buyer, LLC	(5) (14)	P +	4.75%	13.25%	01/14/2026	328	257	257	0.01
							19,772	19,809	1.04
Beverages
Triton Water Holdings, Inc.	(10)	S +	3.25%	8.90%	03/31/2028	4,912	4,893	4,781	0.25

Biotechnology
GraphPad Software, LLC	(5) (6) (8)	S +	5.50%	11.22%	04/27/2027	7,947	7,889	7,891	0.42

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
GraphPad Software, LLC	(5) (8) (14)	S +	5.50%	11.22%	04/27/2027	—	$(29)	$(31)	—%
							7,860	7,860	0.41
Broadline Retail
PUG, LLC		S +	3.50%	8.93%	02/12/2027	4,911	4,906	4,624	0.24
Building Products
ACProducts, Inc.	(10)	S +	4.25%	9.90%	05/17/2028	4,912	4,897	4,039	0.21
Chamberlain Group, Inc.	(10)	S +	3.25%	8.66%	11/03/2028	3,930	3,925	3,865	0.20
Icebox Holdco III, Inc.	(10)	S +	3.75%	9.15%	12/22/2028	2,465	2,468	2,446	0.13
White Cap Buyer, LLC		S +	3.75%	9.07%	10/19/2027	2,463	2,465	2,456	0.13
							13,755	12,806	0.67
Chemicals
Olympus Water US Holding Corporation	(10)	S +	3.75%	9.40%	11/09/2028	2,948	2,951	2,904	0.15
Tank Holding Corp.	(5) (6) (7) (9)	S +	5.75%	11.19%	03/31/2028	54,049	52,922	52,220	2.75
Tank Holding Corp.	(5) (9) (14)	S +	5.75%	11.19%	03/31/2028	—	(128)	(322)	(0.02)
Tank Holding Corp.	(5) (9) (14)	S +	5.75%	11.19%	03/31/2028	1,462	1,434	1,400	0.07
V Global Holdings, LLC	(5) (6) (9)	S +	5.75%	11.43%	12/22/2027	14,599	14,366	14,315	0.75
V Global Holdings, LLC	(5) (9) (14)	S +	5.75%	11.43%	12/22/2025	668	644	629	0.03
							72,189	71,146	3.75
Commercial Services & Supplies
Allied Universal Holdco, LLC	(10)	S +	3.75%	9.17%	05/12/2028	6,877	6,869	6,632	0.35
Atlas Us Finco, Inc.	(5) (6) (8) (11)	S +	7.25%	12.58%	12/09/2029	13,852	13,469	13,708	0.72
Atlas Us Finco, Inc.	(5) (8) (11) (14)	S +	7.25%	12.58%	12/09/2028	—	(33)	(13)	—
Belfor Holdings, Inc.		S +	4.00%	9.43%	04/06/2026	4,910	4,914	4,892	0.26
BPG Holdings IV Corp.	(5) (7) (9)	S +	6.00%	11.39%	07/29/2029	16,719	15,719	16,259	0.86
DG Investment Intermediate Holdings 2, Inc.	(9)	S +	3.75%	9.18%	03/31/2028	4,426	4,429	4,344	0.23
Employbridge Holding Company	(9)	S +	4.75%	10.26%	07/19/2028	2,456	2,456	2,207	0.12
Energy Labs Holdings Corp.	(5) (7) (8)	S +	5.25%	10.68%	04/07/2028	7,316	7,228	7,206	0.38
Energy Labs Holdings Corp.	(5) (8)	S +	5.25%	10.68%	04/07/2028	697	688	687	0.04
Energy Labs Holdings Corp.	(5) (8) (14)	S +	5.25%	10.68%	04/07/2028	568	554	550	0.03
FLS Holding, Inc.	(5) (6) (8) (11)	S +	5.25%	10.79%	12/15/2028	8,819	8,678	8,713	0.46
FLS Holding, Inc.	(5) (8) (11)	S +	5.25%	10.79%	12/15/2028	2,068	2,034	2,043	0.11
FLS Holding, Inc.	(5) (8) (11) (14)	S +	5.25%	10.79%	12/17/2027	—	(12)	(10)	—
Helios Service Partners, LLC	(5) (8)	S +	6.25%	11.88%	03/19/2027	12,191	11,896	11,896	0.63
Helios Service Partners, LLC	(5) (8) (14)	S +	6.25%	11.88%	03/19/2027	—	(275)	(275)	(0.01)
Helios Service Partners, LLC	(5) (8) (14)	S +	6.25%	11.88%	03/19/2027	825	770	770	0.04
LHS Borrower, LLC		S +	4.75%	10.07%	02/16/2029	2,457	2,422	2,239	0.12
PECF USS Intermediate Holding III Corporation	(10)	S +	4.25%	9.88%	12/15/2028	4,913	4,923	3,923	0.21
Sherlock Buyer Corp.	(5) (6) (8)	S +	5.75%	11.24%	12/08/2028	7,009	6,897	6,986	0.37

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Sherlock Buyer Corp.	(5) (8) (14)	S +	5.75%	11.24%	12/08/2028	—	$(15)	$(7)	—%
Sherlock Buyer Corp.	(5) (8) (14)	S +	5.75%	11.24%	12/08/2027	—	(11)	(3)	—
SITEL Worldwide Corporation	(10)	S +	3.75%	9.18%	08/28/2028	4,912	4,927	4,782	0.25
Surewerx Purchaser III, Inc.	(5) (6) (9) (11)	S +	6.75%	12.14%	12/28/2029	2,017	1,961	2,017	0.11
Surewerx Purchaser III, Inc.	(5) (9) (11) (14)	S +	6.75%	12.14%	12/28/2029	—	(7)	—	—
Surewerx Purchaser III, Inc.	(5) (9) (11) (14)	S +	6.75%	12.14%	12/28/2028	227	216	227	0.01
Sweep Purchaser, LLC	(5) (8) (14)	S +	5.75%	11.22%	11/30/2026	4,563	4,491	4,137	0.22
Tamarack Intermediate, LLC	(5) (6) (9)	S +	5.75%	11.17%	03/13/2028	14,936	14,699	14,270	0.75
Tamarack Intermediate, LLC	(5) (9) (14)	S +	5.75%	11.17%	03/13/2028	409	372	298	0.02
TruGreen Limited Partnership	(9)	S +	4.00%	9.42%	11/02/2027	4,912	4,874	4,659	0.25
USIC Holdings, Inc.	(9)	S +	3.50%	8.93%	05/12/2028	6,885	6,851	6,764	0.36
Valcourt Holdings II, LLC	(5) (6) (8)	S +	5.25%	10.79%	01/07/2027	3,240	3,193	3,221	0.17
VRC Companies, LLC	(5) (6) (8)	S +	5.75%	11.13%	06/29/2027	13,445	13,284	13,386	0.71
VRC Companies, LLC	(5) (8) (14)	S +	5.75%	11.13%	06/29/2027	15,397	15,211	15,325	0.81
							163,672	161,833	8.53
Construction & Engineering
Centuri Group, Inc.	(10)	S +	2.50%	7.93%	08/27/2028	2,678	2,675	2,666	0.14
KPSKY Acquisition, Inc.	(5) (6) (9)	S +	5.25%	10.72%	10/19/2028	6,467	6,364	6,353	0.33
KPSKY Acquisition, Inc.	(5) (9) (14)	S +	5.25%	10.72%	10/19/2028	9,648	9,452	9,414	0.50
LJ Avalon Holdings, LLC	(5) (8)	S +	6.25%	11.77%	02/01/2030	2,982	2,898	2,917	0.15
LJ Avalon Holdings, LLC	(5) (8) (14)	S +	6.50%	11.77%	02/01/2030	172	153	146	0.01
LJ Avalon Holdings, LLC	(5) (8) (14)	S +	6.50%	11.77%	02/01/2029	—	(13)	(11)	—
Superman Holdings, LLC	(5) (8)	S +	5.75%	11.52%	08/31/2027	10,226	9,990	10,103	0.53
Superman Holdings, LLC	(5) (8) (14)	S +	5.75%	11.52%	08/31/2027	—	(27)	(29)	—
							31,492	31,559	1.66
Construction Materials
SRS Distribution, Inc.	(10)	S +	3.50%	8.93%	06/02/2028	5,417	5,416	5,356	0.28
Consumer Finance
Deerfield Dakota Holding, LLC	(8)	S +	3.75%	9.14%	04/09/2027	4,911	4,929	4,783	0.25
Consumer Staples Distribution & Retail
CNT Holdings I Corp.	(9)	S +	3.50%	8.80%	11/08/2027	4,912	4,926	4,891	0.26
Shearer's Foods, Inc.	(9)	S +	3.50%	8.93%	09/23/2027	2,456	2,456	2,450	0.13
							7,382	7,341	0.39
Containers & Packaging
BP Purchaser, LLC	(5) (6) (9)	S +	5.50%	11.17%	12/11/2028	9,743	9,588	9,426	0.50
FORTIS Solutions Group, LLC	(5) (9)	S +	5.50%	11.04%	10/15/2028	6,375	6,284	6,368	0.34
FORTIS Solutions Group, LLC	(5) (9) (14)	S +	5.50%	11.04%	10/15/2028	832	752	816	0.04
FORTIS Solutions Group, LLC	(5) (9) (14)	S +	5.50%	11.04%	10/15/2028	18	18	18	—

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
FORTIS Solutions Group, LLC	(5) (9) (14)	S +	5.50%	11.04%	10/15/2027	—	$(9)	$(1)	—%
Proampac PG Borrower, LLC	(9)	S +	3.75%	9.30%	11/03/2025	4,912	4,923	4,880	0.26
							21,556	21,507	1.13
Distributors
48Forty Solutions, LLC	(5) (7) (8)	S +	6.00%	11.43%	11/30/2026	36,718	36,125	36,042	1.90
48Forty Solutions, LLC	(5) (8) (14)	S +	6.00%	11.43%	11/30/2026	2,244	2,167	2,141	0.11
ABB Concise Optical Group, LLC	(5) (6) (9)	S +	7.50%	13.05%	02/23/2028	17,008	16,671	15,358	0.81
Avalara, Inc.	(5) (7) (9)	S +	7.25%	12.64%	10/19/2028	21,797	21,430	21,797	1.15
Avalara, Inc.	(5) (9) (14)	S +	7.25%	12.64%	10/19/2028	—	(35)	—	—
PT Intermediate Holdings III, LLC	(5) (6) (9)	S +	6.50%	11.67%	11/01/2028	26,406	26,010	25,351	1.34
PT Intermediate Holdings III, LLC	(5) (6) (9)	S +	5.98%	11.52%	11/01/2028	3,506	3,474	3,346	0.18
PT Intermediate Holdings III, LLC	(5) (9) (14)	S +	5.98%	11.52%	11/01/2028	5,448	5,310	5,043	0.27
							111,152	109,078	5.75
Diversified Consumer Services
Apex Service Partners, LLC	(5) (6) (8)	S +	5.50%	10.90%	07/31/2025	5,412	5,171	5,181	0.27
Apex Service Partners, LLC	(5) (8)	S +	5.50%	10.90%	07/31/2025	5,412	5,171	5,181	0.27
Asurion, LLC		S +	3.25%	8.68%	12/23/2026	4,912	4,903	4,801	0.25
FPG Intermediate Holdco, LLC	(5) (8)	S +	6.50%	12.07%	03/05/2027	6,546	6,443	6,400	0.34
Groundworks, LLC	(5) (6) (8)	S +	6.50%	11.81%	03/14/2030	5,204	5,056	5,150	0.27
Groundworks, LLC	(5) (8) (14)	S +	6.50%	11.81%	03/14/2030	278	261	268	0.01
Groundworks, LLC	(5) (8) (14)	S +	6.50%	11.81%	03/14/2029	—	(8)	(3)	—
Heartland Home Services	(5) (9)	S +	5.75%	11.07%	12/15/2026	21,455	21,296	21,359	1.13
Lightspeed Solution, LLC	(5) (6) (9)	S +	6.50% (incl. 2.17% PIK)	11.82%	03/01/2028	15,606	15,368	15,284	0.81
Lightspeed Solution, LLC	(5) (9) (14)	S +	6.50% (incl. 2.17% PIK)	11.82%	03/01/2028	499	459	398	0.02
LUV Car Wash Group, LLC	(5) (6) (8) (14)	S +	7.00%	12.40%	12/09/2026	7,335	7,267	7,291	0.38
Magnolia Wash Holdings	(5) (8)	S +	6.50%	12.01%	07/14/2028	8,341	8,200	7,504	0.40
Magnolia Wash Holdings	(5) (8)	S +	6.50%	12.01%	07/14/2028	1,790	1,760	1,611	0.08
Magnolia Wash Holdings	(5) (8) (14)	S +	6.50%	12.01%	07/14/2028	223	217	182	0.01
Mammoth Holdings, LLC	(5) (7) (8)	S +	6.50%	12.01%	10/16/2024	11,615	11,565	11,570	0.61
Mammoth Holdings, LLC	(5) (8) (14)	S +	6.50%	12.01%	10/16/2024	—	(6)	(6)	—
Spin Holdco, Inc.	(9)	S +	4.00%	9.66%	03/04/2028	4,912	4,921	4,235	0.22
Spotless Brands, LLC	(5) (6) (8)	S +	6.50%	12.00%	07/25/2028	24,337	23,923	24,035	1.27
Spotless Brands, LLC	(5) (8)	S +	6.50%	12.00%	07/25/2028	4,608	4,529	4,552	0.24
Spotless Brands, LLC	(5) (8) (14)	S +	6.50%	12.00%	07/25/2028	—	(13)	(10)	—
							126,483	124,983	6.58
Electrical Equipment
Dynacast International, LLC	(8)	S +	4.50%	10.02%	07/22/2025	2,236	2,242	2,071	0.11

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Electronic Equipment, Instruments & Components
Abracon Group Holdings, LLC	(5) (6) (9)	S +	5.75%	11.21%	07/06/2028	24,977	$24,568	$21,630	1.14%
Abracon Group Holdings, LLC	(5) (9) (14)	S +	5.75%	11.21%	07/06/2028	1,142	1,094	733	0.04
Abracon Group Holdings, LLC	(5) (9)	S +	5.75%	11.21%	07/06/2028	1,731	1,703	1,499	0.08
Alliance Laundry Systems, LLC	(9)	S +	3.50%	8.90%	10/08/2027	4,819	4,829	4,814	0.25
Dwyer Instruments, Inc.	(5) (6) (9)	S +	5.75%	11.33%	07/21/2027	21,560	21,217	21,079	1.11
Dwyer Instruments, Inc.	(5) (9) (14)	S +	5.75%	11.33%	07/21/2027	—	(39)	(122)	(0.01)
Dwyer Instruments, Inc.	(5) (9) (14)	S +	5.75%	11.33%	07/21/2027	700	659	639	0.03
Infinite Bidco, LLC	(5) (7) (10)	S +	6.25%	11.27%	03/02/2028	4,573	4,451	4,530	0.24
							58,482	54,802	2.89
Financial Services
Applitools, Inc.	(5) (9) (11)	S +	6.25% PIK	11.35%	05/25/2029	11,246	11,077	10,912	0.57
Applitools, Inc.	(5) (9) (11) (14)	S +	6.25% PIK	11.35%	05/25/2028	—	(22)	(42)	—
Cerity Partners, LLC	(5) (6) (9)	S +	6.75%	12.13%	07/30/2029	1,760	1,711	1,760	0.09
Cerity Partners, LLC	(5) (9) (14)	S +	6.75%	12.13%	07/30/2029	619	553	619	0.03
GC Waves Holdings, Inc.	(5) (9)	S +	6.00%	11.41%	08/11/2028	11,775	11,547	11,547	0.61
GC Waves Holdings, Inc.	(5) (9) (14)	S +	6.00%	11.41%	08/11/2028	70	(752)	(752)	(0.04)
GC Waves Holdings, Inc.	(5) (9) (14)	S +	6.00%	11.41%	08/11/2028	—	(32)	(32)	—
SitusAMC Holdings Corp.	(5) (6) (9)	S +	5.50%	10.99%	12/22/2027	5,191	5,149	5,134	0.27
Smarsh, Inc.	(5) (9)	S +	6.50%	11.84%	02/16/2029	4,286	4,215	4,200	0.22
Smarsh, Inc.	(5) (9) (14)	S +	6.50%	11.84%	02/16/2029	536	523	514	0.03
Smarsh, Inc.	(5) (9) (14)	S +	6.50%	11.84%	02/16/2029	—	(4)	(5)	—
Trintech, Inc.	(5) (6) (8)	S +	6.50%	11.82%	07/25/2029	55,681	54,590	54,591	2.88
Trintech, Inc.	(5) (8) (14)	S +	6.50%	11.82%	07/25/2029	1,367	1,274	1,274	0.07
							89,829	89,720	4.73
Ground Transportation
PODS, LLC	(9)	S +	3.00%	8.43%	03/31/2028	4,912	4,917	4,752	0.25
Health Care Equipment & Supplies
Medline Borrower, LP	(10)	S +	3.25%	8.68%	10/23/2028	4,925	4,922	4,909	0.26
PerkinElmer U.S., LLC	(5) (6) (8)	S +	6.75%	12.16%	03/13/2029	23,969	23,297	23,655	1.25
							28,219	28,564	1.50
Health Care Providers & Services
Advarra Holdings, Inc.	(5) (7) (10)	S +	5.25%	10.57%	08/24/2029	13,078	12,876	12,829	0.68
Advarra Holdings, Inc.	(5) (10) (14)	S +	5.25%	10.57%	08/24/2029	—	(9)	(23)	—
CHG Healthcare Services, Inc.	(10)	S +	3.25%	8.68%	09/29/2028	4,912	4,927	4,886	0.26
DCA Investment Holdings, LLC	(5) (6) (9)	S +	6.50%	11.89%	04/03/2028	35,106	34,575	34,048	1.79
DCA Investment Holdings, LLC	(5) (9) (14)	S +	6.50%	11.89%	04/03/2028	3,134	3,079	3,037	0.16
Electron BidCo, Inc.	(10)	S +	3.00%	8.43%	11/01/2028	4,925	4,930	4,900	0.26

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Gateway US Holdings, Inc.	(5) (6) (9) (11)	S +	6.50%	12.04%	09/22/2026	11,268	11,199	11,268	0.59%
Gateway US Holdings, Inc.	(5) (9) (11) (14)	S +	6.50%	12.04%	09/22/2026	3,081	3,061	3,081	0.16
Gateway US Holdings, Inc.	(5) (9) (11) (14)	S +	6.50%	12.04%	09/22/2026	—	(3)	—	—
Heartland Veterinary Partners, LLC	(5) (6) (8)	S +	4.75%	10.17%	12/10/2026	2,564	2,546	2,525	0.13
Heartland Veterinary Partners, LLC	(5) (8)	S +	4.75%	10.17%	12/10/2026	5,805	5,766	5,718	0.30
Heartland Veterinary Partners, LLC	(5) (8) (14)	S +	4.75%	10.17%	12/10/2026	—	(3)	(8)	—
iCIMS, Inc.	(5) (9)	S +	6.75%	12.14%	08/18/2028	15,073	14,894	15,073	0.79
iCIMS, Inc.	(5) (9) (14)	S +	6.75%	12.14%	08/18/2028	—	(10)	—	—
iCIMS, Inc.	(5) (9) (14)	S +	6.75%	12.14%	08/18/2028	100	95	100	0.01
Intelerad Medical Systems Incorporated	(5) (8) (11)	S +	6.50%	12.01%	08/21/2026	8,610	8,412	8,116	0.43
Intelerad Medical Systems Incorporated	(5) (8) (11) (14)	S +	6.50%	12.01%	05/31/2028	409	401	375	0.02
Medical Solutions Holdings, Inc.	(10)	S +	3.25%	8.77%	11/01/2028	5,422	5,418	5,237	0.28
Midwest Physician Administrative Services, LLC	(9)	S +	3.25%	8.90%	03/12/2028	3,929	3,923	3,678	0.19
National Mentor Holdings, Inc.	(9)	S +	3.75%	9.18%	03/02/2028	2,754	2,736	2,445	0.13
Pareto Health Intermediate Holdings, Inc.	(5) (7) (9)	S +	6.50%	11.97%	06/03/2030	91,068	89,305	90,021	4.74
Pareto Health Intermediate Holdings, Inc.	(5) (9) (14)	S +	6.50%	11.97%	06/01/2029	—	(201)	(123)	(0.01)
Parexel International Corporation	(10)	S +	3.25%	8.68%	11/15/2028	6,895	6,908	6,840	0.36
Phoenix Guarantor, Inc.		S +	3.50%	8.93%	03/05/2026	4,912	4,920	4,885	0.26
PPV Intermediate Holdings, LLC	(5) (9) (14)	S +	5.75%	11.17%	08/31/2029	—	(100)	(100)	(0.01)
PPV Intermediate Holdings, LLC	(5) (7) (9)	S +	5.75%	11.17%	08/31/2029	26,853	25,844	26,453	1.39
Stepping Stones Healthcare Services, LLC	(5) (9)	S +	5.75%	11.24%	01/02/2029	4,309	4,257	4,239	0.22
Stepping Stones Healthcare Services, LLC	(5) (9) (14)	S +	5.75%	11.24%	01/02/2029	820	808	800	0.04
Stepping Stones Healthcare Services, LLC	(5) (9) (14)	S +	5.75%	11.24%	12/30/2026	88	81	77	—
Tivity Health, Inc.	(5) (6) (9)	S +	6.00%	11.39%	06/28/2029	13,187	13,015	13,113	0.69
Vardiman Black Holdings, LLC	(5) (6) (12)	S +	7.00%	12.40%	03/18/2027	6,772	6,720	5,720	0.30
Vardiman Black Holdings, LLC	(5) (7) (12)	S +	7.00%	12.40%	03/18/2027	8,039	7,976	6,791	0.36
Vermont Aus Pty Ltd	(5) (6) (9) (11)	S +	5.65%	11.04%	03/23/2028	22,655	22,195	22,141	1.17
							300,541	298,142	15.71

Health Care Technology
Athenahealth, Inc.	(10)	S +	3.25%	8.57%	02/15/2029	4,402	4,379	4,312	0.23
Ensemble RCM, LLC		S +	3.75%	9.22%	08/03/2026	4,910	4,923	4,912	0.26
eResearchTechnology, Inc.	(8)	S +	4.50%	9.93%	02/04/2027	3,438	3,419	3,371	0.18
Gainwell Acquisition Corp.	(9)	S +	4.00%	9.49%	10/01/2027	6,876	6,898	6,698	0.35
Hyland Software, Inc.	(5) (6) (9)	S +	6.00%	11.32%	09/19/2030	70,489	69,435	69,435	3.66
Hyland Software, Inc.	(5) (9) (14)	S +	6.00%	11.32%	09/19/2029	—	(50)	(50)	—
MedAssets Software Intermediate Holdings, Inc.	(10)	S +	4.00%	9.43%	12/18/2028	6,895	6,898	5,606	0.30
Navicure, Inc.		S +	4.00%	9.43%	10/22/2026	6,875	6,890	6,875	0.36

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Project Ruby Ultimate Parent Corp.	(9)	S +	3.25%	8.68%	03/10/2028	5,403	5,403	5,328	0.28%
Symplr Software, Inc.		S +	4.50%	9.97%	12/22/2027	4,912	4,922	4,381	0.23
Verscend Holding Corp.		S +	4.00%	9.43%	08/27/2025	6,876	6,874	6,869	0.36
							119,991	117,737	6.20
Household Products
AI Aqua Merger Sub, Inc.	(10)	S +	3.75%	9.08%	07/31/2028	4,756	4,766	4,703	0.25
Industrial Conglomerates
Excelitas Technologies Corp.	(5) (7) (9)	S +	5.75%	11.21%	08/13/2029	34,506	33,918	34,065	1.79
Excelitas Technologies Corp.	(5) (9)	E +	5.75%	9.54%	08/13/2029	€5,689	5,783	5,946	0.31
Excelitas Technologies Corp.	(5) (9) (14)	S +	5.75%	11.21%	08/13/2029	—	(53)	(52)	—
Excelitas Technologies Corp.	(5) (9) (14)	S +	5.75%	11.21%	08/14/2028	1,836	1,786	1,797	0.09
Filtration Group Corporation		S +	3.50%	8.93%	10/21/2028	4,912	4,917	4,889	0.26
Raptor Merger Sub Debt, LLC	(5) (6) (9)	S +	6.75%	12.14%	04/01/2029	32,314	31,450	32,165	1.69
Raptor Merger Sub Debt, LLC	(5) (9) (14)	S +	6.75%	12.14%	04/01/2028	488	427	477	0.03
							78,228	79,287	4.18
Insurance Services
Alliant Holdings Intermediate, LLC	(10)	L +	3.50%	8.93%	11/05/2027	3,919	3,920	3,909	0.21
Amerilife Holdings, LLC	(5) (6) (9)	S +	5.75%	11.08%	08/31/2029	15,001	14,735	14,579	0.77
Foundation Risk Partners Corp.	(5) (6) (9)	S +	6.75%	11.87%	10/29/2028	8,727	8,485	8,502	0.45
Foundation Risk Partners Corp.	(5) (6) (9)	S +	6.00%	11.49%	10/29/2028	8,423	8,320	7,968	0.42
Foundation Risk Partners Corp.	(5) (9) (14)	S +	6.00%	11.49%	10/29/2028	12,181	11,949	11,496	0.61
Foundation Risk Partners Corp.	(5) (9) (14)	S +	6.00%	11.49%	10/29/2027	—	(7)	(35)	—
Galway Borrower, LLC	(5) (6) (7) (9)	S +	5.25%	10.85%	09/29/2028	31,420	30,837	30,373	1.60
Galway Borrower, LLC	(5) (7) (9)	S +	5.25%	10.85%	09/29/2028	12,011	11,785	11,842	0.62
Galway Borrower, LLC	(5) (9) (14)	S +	5.25%	10.85%	09/29/2028	292	117	27	—
Galway Borrower, LLC	(5) (9) (14)	S +	5.25%	10.85%	09/30/2027	—	(32)	(67)	—
Higginbotham Insurance Agency, Inc.	(5) (6) (8)	S +	5.50%	10.92%	11/25/2028	1,212	1,203	1,206	0.06
Higginbotham Insurance Agency, Inc.	(5) (8) (14)	S +	5.50%	10.92%	11/25/2028	2,865	2,809	2,818	0.15
High Street Buyer, Inc.	(5) (9) (14)	S +	5.75%	11.29%	02/02/2029	15,046	14,701	15,046	0.79
Integrity Marketing Acquisition, LLC	(5) (6) (9)	S +	6.05%	11.50%	08/27/2026	15,412	15,133	15,103	0.80
Integrity Marketing Acquisition, LLC	(5) (6) (9)	S +	6.02%	11.47%	08/27/2025	4,900	4,859	4,802	0.25
Integrity Marketing Acquisition, LLC	(5) (9) (14)	S +	6.02%	11.47%	08/27/2026	47,472	46,779	46,523	2.45
Integrity Marketing Acquisition, LLC	(5) (9) (14)	S +	6.00%	11.45%	08/27/2026	3,894	3,770	3,688	0.19
Integrity Marketing Acquisition, LLC	(5) (9) (14)	S +	6.50%	11.95%	08/27/2026	—	(87)	(41)	—
Keystone Agency Investors	(5) (6) (8)	S +	5.50%	11.04%	05/03/2027	6,852	6,767	6,727	0.35
Keystone Agency Investors	(5) (6) (8)	S +	5.50%	11.04%	05/03/2027	7,273	7,185	7,141	0.38
Long Term Care Group, Inc.	(5) (9)	S +	7.00% (incl. 6.00% PIK)	12.58%	09/08/2027	11,487	11,311	9,541	0.50
Oakbridge Insurance Agency, LLC	(5) (6) (8)	S +	5.75%	11.17%	12/31/2026	12,352	12,190	12,216	0.64

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Oakbridge Insurance Agency, LLC	(5) (8) (14)	S +	5.75%	11.17%	12/31/2026	2,020	1,973	1,962	0.10%
Oakbridge Insurance Agency, LLC	(5) (8) (14)	S +	5.75%	11.17%	12/31/2026	302	296	295	0.02
Patriot Growth Insurance Services, LLC	(5) (6) (9)	S +	5.75%	11.27%	10/16/2028	6,520	6,423	6,432	0.34
Patriot Growth Insurance Services, LLC	(5) (9) (14)	S +	5.75%	11.27%	10/14/2028	15,832	15,528	15,501	0.82
Patriot Growth Insurance Services, LLC	(5) (9) (14)	S +	5.75%	11.27%	10/16/2028	—	(7)	(6)	—
Peter C. Foy & Associates Insurance Services, LLC	(5) (6) (9)	S +	6.00%	11.43%	11/01/2028	15,284	15,048	14,998	0.79
Peter C. Foy & Associates Insurance Services, LLC	(5) (6) (9) (14)	S +	6.00%	11.43%	11/01/2028	17,723	17,467	17,329	0.91
Peter C. Foy & Associates Insurance Services, LLC	(5) (9) (14)	S +	6.00%	11.43%	11/01/2027	—	(1)	(3)	—
RSC Acquisition, Inc.	(5) (9)	S +	5.50%	11.04%	10/30/2026	5,574	5,538	5,494	0.29
RSC Acquisition, Inc.	(5) (9) (14)	S +	6.00%	11.54%	10/30/2026	43,724	43,382	43,059	2.27
Summit Acquisition Inc	(5) (6) (9)	S +	6.75%	12.14%	05/01/2030	22,343	21,698	21,922	1.15
Summit Acquisition, Inc.	(5) (9) (14)	S +	6.75%	12.14%	05/01/2030	—	(70)	(93)	—
Summit Acquisition, Inc.	(5) (9) (14)	S +	6.75%	12.14%	05/01/2029	—	(69)	(47)	—
World Insurance Associates, LLC	(5) (6) (8)	S +	6.75%	12.14%	04/03/2028	38,629	37,389	37,466	1.97
World Insurance Associates, LLC	(5) (6) (7) (8)	S +	5.75%	11.15%	04/03/2028	45,082	44,379	42,828	2.26
							425,703	420,501	22.15
Interactive Media & Services
Arches Buyer, Inc.	(10)	S +	3.25%	8.67%	12/06/2027	2,449	2,443	2,394	0.13
Triple Lift, Inc.	(5) (6) (9)	S +	5.75%	11.30%	05/05/2028	4,679	4,603	4,325	0.23
							7,046	6,719	0.35
IT Services
Catalis Intermediate, Inc.	(5) (6) (9)	S +	5.50%	11.04%	08/04/2027	6,771	6,648	6,168	0.32
Catalis Intermediate, Inc.	(5) (9)	S +	5.50%	11.04%	08/04/2027	1,523	1,502	1,388	0.07
Catalis Intermediate, Inc.	(5) (9) (14)	S +	5.50%	11.04%	08/04/2027	282	268	209	0.01
Donuts, Inc.	(5) (6) (8)	S +	6.00%	11.57%	12/29/2027	11,698	11,698	11,651	0.61
Endure Digital, Inc.	(9)	L +	3.50%	8.79%	02/10/2028	2,456	2,444	2,380	0.13
Imperva, Inc.	(8)	S +	4.00%	9.63%	01/12/2026	4,910	4,926	4,915	0.26
MH Sub I, LLC	(8)	S +	3.75%	9.18%	09/13/2024	1,426	1,428	1,426	0.08
Red Planet Borrower, LLC	(10)	S +	3.75%	9.17%	10/02/2028	4,912	4,924	4,685	0.25
Redwood Services Group, LLC	(5) (7) (9)	S +	6.00%	11.75%	06/15/2029	38,748	38,077	38,077	2.01
Redwood Services Group, LLC	(5) (9) (14)	S +	6.00%	11.75%	06/15/2029	9,271	9,042	9,042	0.48
							80,957	79,941	4.21
Leisure Products
GSM Acquisition Corp. (GSM Outdoors)	(5) (6) (8)	S +	5.00%	10.65%	11/16/2026	7,098	7,048	6,946	0.37
SRAM, LLC	(10)	S +	2.75%	8.18%	05/18/2028	1,816	1,817	1,807	0.10
							8,865	8,753	0.46
Life Sciences Tools & Services
Curia Global, Inc.	(9)	S +	3.75%	9.22%	08/30/2026	6,877	6,887	5,686	0.30

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Machinery
Answer Acquisition, LLC	(5) (6) (8)	S +	5.75%	11.29%	12/30/2026	17,033	$16,795	$16,732	0.88%
Answer Acquisition, LLC	(5) (8) (14)	S +	5.75%	11.29%	12/30/2026	693	676	670	0.04
Chase Intermediate, LLC	(5) (14)	S +	5.25%	11.00%	10/30/2028	—	(185)	(185)	(0.01)
Chase Intermediate, LLC	(5) (14)	S +	5.25%	11.00%	10/30/2028	314	296	296	0.02
Engineered Machinery Holdings, Inc.	(9)	S +	3.50%	9.15%	05/19/2028	2,456	2,466	2,441	0.13
Madison IAQ, LLC	(10)	S +	3.25%	8.69%	06/21/2028	4,912	4,907	4,825	0.25
MHE Intermediate Holdings, LLC	(5) (8)	S +	6.00%	11.52%	07/21/2027	7,827	7,731	7,733	0.41
MHE Intermediate Holdings, LLC	(5) (8)	S +	6.00%	11.52%	07/21/2027	4,934	4,857	4,905	0.26
Vertical US Newco, Inc.	(10)	S +	3.50%	9.38%	07/30/2027	4,913	4,931	4,898	0.26
							42,474	42,315	2.23
Media
Ascend Learning, LLC	(10)	S +	3.50%	8.92%	12/11/2028	4,919	4,911	4,683	0.25
Recorded Books, Inc.		S +	4.00%	9.32%	08/29/2025	2,872	2,858	2,870	0.15
							7,769	7,553	0.40
Metals & Mining
Clydesdale Acquisition Holdings, Inc.	(10)	S +	4.18%	9.59%	04/13/2029	4,938	4,898	4,865	0.26
Multi-Utilities
AWP Group Holdings, Inc	(5) (6) (8)	S +	5.50%	10.99%	12/22/2029	28,730	27,396	27,396	1.44
AWP Group Holdings, Inc	(5) (8) (14)	S +	5.50%	10.99%	12/22/2029	403	317	317	0.02
AWP Group Holdings, Inc	(5) (8) (14)	S +	5.50%	10.99%	12/22/2029	1,306	1,243	1,243	0.07
							28,956	28,956	1.53
Personal Care Products
Conair Holdings, LLC	(10)	S +	3.75%	11.21%	05/17/2028	3,930	3,933	3,756	0.20
Pharmaceuticals
Caerus US 1, Inc.	(5) (7) (9) (11)	S +	5.75%	11.14%	05/25/2029	39,498	38,790	39,498	2.08
Caerus US 1, Inc.	(5) (9) (11) (14)	S +	5.75%	11.14%	05/25/2029	2,551	2,476	2,551	0.13
Caerus US 1, Inc.	(5) (9) (11) (14)	S +	5.75%	11.14%	05/25/2029	1,097	1,025	1,097	0.06
Cambrex Corporation		S +	3.50%	8.92%	12/04/2026	2,433	2,437	2,417	0.13
Packaging Coordinators Midco, Inc.	(9)	S +	3.50%	9.15%	11/30/2027	6,877	6,892	6,840	0.36
							51,620	52,403	2.76
Professional Services
Bridgepointe Technologies, LLC	(5) (8)	S +	6.50%	12.04%	12/31/2027	13,092	12,700	12,735	0.67
Bridgepointe Technologies, LLC	(5) (8) (14)	S +	6.50%	12.04%	12/31/2027	3,736	3,150	3,193	0.17
Bullhorn, Inc.	(5) (8)	S +	5.75%	11.24%	09/30/2026	3,317	3,292	3,298	0.17
Bullhorn, Inc.	(5) (8)	S +	5.75%	11.24%	09/30/2026	187	185	185	0.01
Bullhorn, Inc.	(5) (8) (14)	S +	5.75%	11.24%	09/30/2026	—	(1)	(1)	—
KENG Acquisition, Inc	(5) (6) (8)	S +	6.25%	11.64%	08/01/2029	10,955	10,685	10,685	0.56

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
KENG Acquisition, Inc	(5) (8) (14)	S +	6.25%	11.64%	08/01/2029	1,361	1,263	1,263	0.07%
KENG Acquisition, Inc	(5) (8) (14)	S +	6.25%	11.64%	08/01/2029	332	259	259	0.01
KWOR Acquisition, Inc.	(5) (6) (8)	S +	5.25%	10.67%	12/22/2028	22,986	22,632	22,561	1.19
KWOR Acquisition, Inc.	(5) (8) (14)	S +	5.25%	10.67%	12/22/2028	4,669	4,487	4,353	0.23
KWOR Acquisition, Inc.	(5) (14)	P +	4.25%	12.75%	12/22/2027	536	526	518	0.03
Project Boost Purchaser, LLC	(5) (6) (9)	S +	5.25%	10.67%	05/02/2029	12,179	12,077	12,140	0.64
Project Boost Purchaser, LLC	(5) (9) (14)	S +	5.25%	10.67%	05/02/2029	—	(6)	(4)	—
Project Boost Purchaser, LLC	(5) (9) (14)	S +	5.25%	10.67%	05/02/2028	—	(7)	(3)	—
Tempo Acquisition LLC	(10)	S +	2.75%	8.07%	08/31/2028	4,913	4,933	4,913	0.26
							76,175	76,095	4.01
Real Estate Management & Development
Associations, Inc.	(5) (6) (8)	S +	6.50% (incl. 2.50% PIK)	12.03%	07/02/2027	13,400	13,305	13,199	0.70
Associations, Inc.	(5) (8) (14)	S +	6.50% (incl. 2.50% PIK)	12.03%	07/02/2027	25,558	25,326	25,091	1.32
MRI Software, LLC	(5) (8)	S +	5.50%	10.99%	02/10/2026	7,221	7,193	7,161	0.38
MRI Software, LLC	(5) (8)	S +	5.50%	10.99%	02/10/2026	1,247	1,239	1,236	0.07
MRI Software, LLC	(5) (8) (14)	S +	5.50%	10.99%	02/10/2026	—	(1)	(2)	—
Zarya Intermediate, LLC	(5) (6) (8) (11)	S +	6.50%	11.92%	07/01/2027	27,237	27,237	27,237	1.43
Zarya Intermediate, LLC	(5) (8) (11) (14)	S +	6.50%	11.92%	07/01/2027	1,203	1,203	1,203	0.06
							75,502	75,125	3.96

Software
Anaplan, Inc.	(5) (7) (9)	S +	6.50%	11.82%	06/21/2029	69,598	68,589	69,598	3.67
Appfire Technologies, LLC	(5) (8)	S +	5.50%	11.02%	03/09/2027	1,460	1,451	1,429	0.08
Appfire Technologies, LLC	(5) (8) (14)	S +	5.50%	11.02%	03/09/2027	1,110	1,069	999	0.05
Appfire Technologies, LLC	(5) (8) (14)	S +	5.50%	11.02%	03/09/2027	—	(7)	(13)	—
Aptean, Inc.	(9)	S +	4.25%	9.57%	04/23/2026	5,959	5,956	5,917	0.31
Astra Acquisition Corp.	(10)	S +	5.25%	10.90%	10/25/2028	1,484	1,472	1,108	0.06
Bottomline Technologies, Inc.	(5) (6) (8)	S +	5.25%	10.57%	05/14/2029	20,592	20,243	20,510	1.08
Bottomline Technologies, Inc.	(5) (8) (14)	S +	5.00%	10.32%	05/15/2028	—	(27)	(7)	—
Cloudera, Inc.	(10)	S +	3.75%	9.17%	10/08/2028	2,463	2,460	2,413	0.13
Coupa Holdings, LLC	(5) (7) (9)	S +	7.50%	12.82%	02/27/2030	20,712	20,223	20,412	1.08
Coupa Holdings, LLC	(5) (9) (14)	S +	7.50%	12.82%	02/27/2030	—	(8)	(10)	—
Coupa Holdings, LLC	(5) (9) (14)	S +	7.50%	12.82%	02/27/2029	—	(12)	(8)	—
Cyara AcquisitionCo, LLC	(5) (8)	S +	6.75% (incl. 2.75% PIK)	12.57%	06/28/2029	55,789	54,311	54,628	2.88
Cyara AcquisitionCo, LLC	(5) (8) (14)	S +	6.75% (incl. 2.75% PIK)	12.57%	06/28/2029	—	(99)	(78)	—
Delta TopCo, Inc.	(9)	S +	3.75%	9.07%	12/01/2027	5,244	5,248	5,186	0.27

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
E-Discovery AcquireCo, LLC	(5) (8)	S +	6.50%	11.90%	08/29/2029	31,625	30,843	30,843	1.62%
E-Discovery AcquireCo, LLC	(5) (8) (14)	S +	6.50%	11.90%	08/29/2029	—	(71)	(71)	—
ECI Macola Max Holding, LLC	(9)	S +	3.75%	9.40%	11/09/2027	4,912	4,919	4,898	0.26
Epicor Software Corporation	(9)	S +	3.25%	8.68%	07/30/2027	2,456	2,458	2,450	0.13
GoTo Group, Inc.		S +	4.75%	10.27%	08/31/2027	4,912	4,870	3,238	0.17
Greeneden U.S. Holdings II, LLC	(9)	S +	4.00%	9.43%	12/01/2027	3,939	3,938	3,939	0.21
GS AcquisitionCo, Inc.	(5) (8)	S +	5.75%	11.29%	05/22/2026	27,186	26,984	27,124	1.43
GS AcquisitionCo, Inc.	(5) (8) (14)	S +	5.75%	11.29%	05/22/2026	—	(10)	(3)	—
Imprivata, Inc.	(10)	S +	3.75%	9.18%	12/01/2027	6,502	6,500	6,486	0.34
Ivanti Software, Inc.	(9)	S +	4.25%	9.76%	12/01/2027	2,463	2,465	2,122	0.11
Kaseya, Inc.	(5) (7) (9)	S +	6.25% (incl. 2.50% PIK)	11.62%	06/23/2029	50,591	49,939	50,161	2.64
Kaseya, Inc.	(5) (9) (14)	S +	6.25% (incl. 2.50% PIK)	11.62%	06/23/2029	187	167	161	0.01
Kaseya, Inc.	(5) (9) (14)	S +	6.25% (incl. 2.50% PIK)	11.62%	06/23/2029	771	733	745	0.04
LegitScript, LLC	(5) (6) (9)	S +	5.75%	11.07%	06/24/2029	33,296	32,723	32,730	1.72
LegitScript, LLC	(5) (9) (14)	S +	5.75%	11.07%	06/24/2029	880	799	725	0.04
LegitScript, LLC	(5) (9) (14)	S +	5.75%	11.07%	06/24/2028	1,250	1,168	1,162	0.06
Magenta Buyer, LLC	(9)	S +	5.00%	10.63%	07/27/2028	4,925	4,910	3,650	0.19
Matrix Parent, Inc.	(6) (9)	S +	5.00%	10.54%	03/01/2029	12,838	12,732	8,772	0.46
Maverick Bidco, Inc.	(9)	S +	3.75%	9.27%	05/18/2028	3,940	3,924	3,829	0.20
Mediaocean, LLC	(10)	S +	3.50%	8.92%	12/15/2028	1,970	1,976	1,883	0.10
Montana Buyer, Inc.	(5) (6) (9)	S +	5.75%	11.07%	07/22/2029	26,799	26,329	26,354	1.39
Montana Buyer, Inc.	(5) (9) (14)	S +	5.75%	11.07%	07/22/2028	—	(48)	(51)	—
Netwrix Corporation And Concept Searching, Inc.	(5) (6) (9)	S +	5.00%	10.30%	06/09/2029	19,322	19,171	18,949	1.00
Netwrix Corporation And Concept Searching, Inc.	(5) (9) (14)	S +	5.00%	10.30%	06/09/2029	—	(27)	(107)	(0.01)
Netwrix Corporation And Concept Searching, Inc.	(5) (9) (14)	S +	5.00%	10.30%	06/09/2029	380	368	351	0.02
Oak Purchaser, Inc.	(5) (9)	S +	5.50%	10.97%	04/28/2028	8,375	8,307	8,168	0.43
Oak Purchaser, Inc.	(5) (9) (14)	S +	5.50%	10.97%	04/28/2028	2,490	2,447	2,352	0.12
Oak Purchaser, Inc.	(5) (9) (14)	S +	5.50%	10.97%	04/28/2028	—	(9)	(28)	—
Polaris Newco, LLC	(10)	S +	4.00%	9.43%	06/02/2028	4,912	4,927	4,697	0.25
Project Leopard Holdings, Inc.	(6) (10) (11)	S +	5.25%	10.72%	07/20/2029	22,113	20,762	19,459	1.03
Proofpoint, Inc.	(10)	S +	3.25%	8.68%	08/31/2028	2,619	2,611	2,595	0.14
Quest Software US Holdings, Inc.		S +	4.25%	9.77%	02/01/2029	3,960	3,938	3,289	0.17
Revalize, Inc.	(5) (8)	S +	5.75%	11.30%	04/15/2027	5,827	5,789	5,684	0.30
Revalize, Inc.	(5) (8) (14)	S +	5.75%	11.30%	04/15/2027	89	84	71	—
Riskonnect Parent, LLC	(5) (9)	S +	5.50%	10.89%	12/07/2028	5,321	5,237	5,292	0.28
Riskonnect Parent, LLC	(5) (9) (14)	S +	5.50%	10.89%	12/07/2028	—	(46)	(31)	—

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Securonix, Inc.	(5) (6) (9)	S +	6.50%	11.27%	04/05/2028	21,010	20,714	20,390	1.07%
Securonix, Inc.	(5) (9) (14)	S +	6.50%	11.27%	04/05/2028	—	(50)	(112)	(0.01)
Skopima Merger Sub, Inc.	(10)	S +	4.00%	9.43%	05/12/2028	2,456	2,461	2,388	0.13
Sophia, LP	(10)	S +	3.50%	8.92%	10/07/2027	5,404	5,401	5,387	0.28
Sovos Compliance, LLC	(10)	S +	4.50%	9.93%	08/11/2028	1,966	1,978	1,933	0.10
Trunk Acquisition, Inc.	(5) (6) (8)	S +	5.75%	11.29%	02/19/2027	6,737	6,689	6,590	0.35
Trunk Acquisition, Inc.	(5) (8) (14)	S +	5.75%	11.29%	02/19/2026	—	(4)	(14)	—
Ultimate Software Group, Inc. (The)		S +	3.75%	9.22%	05/04/2026	4,910	4,918	4,901	0.26
Veritas US, Inc.	(8)	S +	5.00%	10.43%	09/01/2025	4,912	4,919	4,242	0.22
Vision Solutions, Inc.	(9)	S +	4.00%	9.61%	04/24/2028	4,887	4,886	4,727	0.25
							524,588	514,404	27.10
Specialty Retail
Wheel Pros, LLC	(9)	S +	4.50%	9.90%	05/11/2028	2,462	2,465	1,847	0.10
Wireless Telecommunication Services
CCI Buyer, Inc.	(9)	S +	4.00%	9.39%	12/17/2027	2,947	2,907	2,905	0.15
Total First Lien Debt							$2,778,381	$2,745,459	144.63%

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Second Lien Debt
Air Freight & Logistics
Omni Intermediate Holdings, LLC	(5) (7) (8)	S +	9.00%	14.40%		12/30/2027	16,500	$16,090	$16,500	0.87%
Electronic Equipment, Instruments & Components
Infinite Bidco, LLC	(10)	S +	7.00%	12.43%		03/02/2029	9,800	8,380	8,501	0.45
Infinite Bidco, LLC	(10)	S +	7.00%	12.43%		03/02/2029	2,500	2,139	2,169	0.11
								10,519	10,670	0.56
Health Care Providers & Services
Heartland Veterinary Partners, LLC	(5) (8)	S +	8.00%	13.42%		12/10/2027	360	354	352	0.02
Heartland Veterinary Partners, LLC	(5) (8)	S +	8.00%	13.42%		12/10/2027	140	138	137	0.01
								492	489	0.03
Software
Matrix Parent, Inc.	(5) (9)	S +	8.00%	13.56%		03/01/2030	10,667	10,505	6,494	0.34
Total Second Lien Debt								$37,606	$34,153	1.80%
Other Securities
Unsecured Debt
Fetch Insurance Services, LLC	(5)		12.75% (incl. 3.75% PIK)	12.75%		10/31/2027	2,537	$2,474	$2,461	0.13%
Total Unsecured Debt								2,474	2,461	0.13
Preferred Equity
FORTIS Solutions Group, LLC	(5) (13)				6/24/2022		3,000,000	3,429	2,910	0.15
Knockout Intermediate Holdings I, Inc.	(5) (13)				6/25/2022		9,990	11,003	11,269	0.59
Revalize, Inc.	(5) (13)				4/14/2022		1,164	1,302	1,408	0.07
RSK Holdings, Inc. (Riskonnect)	(5) (13)				7/7/2022		10,358,600	11,636	12,016	0.63
Total Preferred Equity								27,370	27,603	1.45
Common Equity
Amerilife Holdings, LLC	(5) (13)				9/1/2022		9,880	273	354	0.02
Frisbee Holdings, LP (Fetch)	(5) (13)				10/31/2022		28,531	363	363	0.02
LUV Car Wash	(5) (13)				4/6/2022		1,260	1,260	901	0.05
Reveal Data Solutions	(5) (13)				8/29/2023		849,231	1,104	1,104	0.06
Surewerx Topco, LP	(5) (11) (13)				12/28/2022		189	189	204	0.01
Total Common Equity								3,189	2,926	0.15
Total Other Securities								$33,033	$32,990	1.73%
Total Portfolio Investments								$2,849,020	$2,812,602	148.16%

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of September 30, 2023, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2023, the Company is not an “affiliated person” of any of its portfolio companies.

(2)	Unless otherwise indicated, the Company's investments are pledged as collateral supporting the amounts outstanding under the ING Facility (as defined below). See Note 6 "Debt".
(3)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either EURIBOR ("E"), LIBOR ("L" or “LIBOR”) or SOFR ("S") or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2023. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2023. As of September 30, 2023, the reference rates for our variable rate loans were the 3-month E at 5.66%, 1-month L at 5.43%, 3-month L at 5.66%, the 6-month L at 5.90%, 1-month S at 5.32%, 3-month S at 5.40%, and the P at 8.50%.

(4)	The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(5)	These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Company’s Valuation Designee (the “Valuation Designee”), under the supervision of the Company’s Board of Directors (the “Board of Directors” or “Board”) (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(6)	Assets or a portion thereof are pledged as collateral for the Wells Fargo Funding Facility (as defined below). See Note 6 “Debt”.
(7)	Assets or a portion thereof are pledged as collateral for the CBNA Facility (as defined below). See Note 6 “Debt”.
(8)	Loan includes interest rate floor of 1.00%.
(9)	Loan includes interest rate floor of 0.75%.
(10)	Loan includes interest rate floor of 0.50%.
(11)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2023 non-qualifying assets represented 5.64% of total assets as calculated in accordance with regulatory requirements.

(12)	Investment was on non-accrual status as of September 30, 2023.
(13)
Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities”. As of September 30, 2023, the aggregate fair value of these securities is $30,529 or 1.61% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(14)Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of September 30, 2023.

Investments — non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
48Forty Solutions, LLC	0.50%	Revolver	11/30/2026	$3,366	$(62)
AWP Group Holdings, Inc	1.00%	Delayed Draw Term Loan	08/01/2025	8,062	(82)
AWP Group Holdings, Inc	0.50%	Revolver	12/22/2029	1,919	(37)
Abracon Group Holdings, LLC	1.00%	Delayed Draw Term Loan	07/06/2024	1,905	(255)
Advarra Holdings, Inc.	1.00%	Delayed Draw Term Loan	08/26/2024	1,191	(23)
Answer Acquisition, LLC	0.50%	Revolver	12/30/2026	640	(11)
Appfire Technologies, LLC	1.00%	Delayed Draw Term Loan	06/13/2024	4,119	(88)
Appfire Technologies, LLC	0.50%	Revolver	03/09/2027	596	(13)
Applitools, Inc.	0.50%	Revolver	05/25/2028	1,400	(42)
Associations, Inc.	1.00%	Delayed Draw Term Loan	06/10/2024	5,646	(85)
Atlas Us Finco, Inc.	0.50%	Revolver	12/09/2028	1,283	(13)
Avalara, Inc.	0.50%	Revolver	10/19/2028	2,180	—
Bottomline Technologies, Inc.	0.50%	Revolver	05/15/2028	1,733	(7)

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments — non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Bridgepointe Technologies, LLC	0.50%	Delayed Draw Term Loan	12/19/2023	$15,059	$(435)
Bullhorn, Inc.	0.50%	Revolver	09/30/2026	143	(1)
Caerus US 1, Inc.	1.00%	Delayed Draw Term Loan	10/28/2024	3,188	—
Caerus US 1, Inc.	0.25%	Revolver	05/25/2029	3,082	—
Catalis Intermediate, Inc.	0.50%	Revolver	08/04/2027	536	(48)
Cerity Partners, LLC	1.00%	Delayed Draw Term Loan	12/29/2023	1,862	—
Chase Intermediate, LLC	1.00%	Delayed Draw Term Loan	08/31/2025	18,851	(185)
Chase Intermediate, LLC	0.38%	Revolver	10/30/2028	628	(12)
Coupa Holdings, LLC	1.00%	Delayed Draw Term Loan	08/27/2024	699	(10)
Coupa Holdings, LLC	0.50%	Revolver	02/27/2029	536	(8)
Cyara AcquisitionCo, LLC	0.50%	Revolver	06/28/2029	3,769	(78)
DCA Investment Holdings, LLC	1.00%	Delayed Draw Term Loan	12/28/2023	18	(1)
Dwyer Instruments, Inc.	0.50%	Delayed Draw Term Loan	07/01/2024	5,466	(122)
Dwyer Instruments, Inc.	0.50%	Revolver	07/21/2027	2,033	(45)
E-Discovery AcquireCo, LLC	0.50%	Revolver	08/29/2029	2,875	(71)
Energy Labs Holdings Corp.	0.50%	Revolver	04/07/2028	627	(9)
Excelitas Technologies Corp.	1.00%	Delayed Draw Term Loan	08/12/2024	4,023	(52)
Excelitas Technologies Corp.	0.50%	Revolver	08/14/2028	1,259	(16)
FLS Holding, Inc.	0.50%	Revolver	12/17/2027	833	(10)
FORTIS Solutions Group, LLC	1.00%	Delayed Draw Term Loan	06/24/2024	12,168	(15)
FORTIS Solutions Group, LLC	0.50%	Revolver	10/15/2027	643	(1)
Foundation Risk Partners Corp.	1.00%	Delayed Draw Term Loan	04/14/2024	2,631	(142)
Foundation Risk Partners Corp.	0.38%	Revolver	10/29/2027	653	(35)
GC Waves Holdings, Inc.	1.00%	Delayed Draw Term Loan	12/31/2024	34,228	(821)
GC Waves Holdings, Inc.	1.00%	Delayed Draw Term Loan	04/11/2024	19	—
GC Waves Holdings, Inc.	0.50%	Revolver	08/11/2028	1,690	(32)
GS AcquisitionCo, Inc.	0.50%	Revolver	05/22/2026	1,489	(3)
Galway Borrower, LLC	1.00%	Delayed Draw Term Loan	04/28/2024	18,062	(255)
Galway Borrower, LLC	0.50%	Revolver	09/30/2027	2,014	(67)
Gateway US Holdings, Inc.	1.00%	Delayed Draw Term Loan	04/15/2024	96	—
Gateway US Holdings, Inc.	0.50%	Revolver	09/22/2026	454	—
GraphPad Software, LLC	1.00%	Delayed Draw Term Loan	04/27/2027	4,412	(31)
Groundworks, LLC	1.00%	Delayed Draw Term Loan	09/14/2024	673	(7)
Groundworks, LLC	0.50%	Revolver	03/14/2029	305	(3)
Heartland Veterinary Partners, LLC	0.50%	Revolver	12/10/2026	519	(8)
Helios Service Partners, LLC	1.00%	Delayed Draw Term Loan	02/07/2025	22,927	(275)
Helios Service Partners, LLC	0.50%	Revolver	03/19/2027	1,467	(35)
Higginbotham Insurance Agency, Inc.	1.00%	Delayed Draw Term Loan	08/23/2025	6,678	(33)
High Street Buyer, Inc.	1.00%	Delayed Draw Term Loan	02/04/2024	12,496	—

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments — non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Hyland Software, Inc.	0.50%	Revolver	09/19/2029	$3,341	$(50)
Integrity Marketing Acquisition, LLC	1.00%	Delayed Draw Term Loan	11/23/2024	6,396	(128)
Integrity Marketing Acquisition, LLC	1.00%	Revolver	08/27/2025	2,060	(41)
Intelerad Medical Systems Incorporated	0.50%	Revolver	05/31/2028	178	(10)
KENG Acquisition, Inc	1.00%	Delayed Draw Term Loan	08/01/2025	6,938	(82)
KENG Acquisition, Inc	0.50%	Revolver	08/01/2029	2,656	(65)
KPSKY Acquisition, Inc.	1.00%	Delayed Draw Term Loan	06/17/2024	3,638	(64)
KWOR Acquisition, Inc.	1.00%	Delayed Draw Term Loan	06/22/2024	12,437	(230)
KWOR Acquisition, Inc.	0.50%	Revolver	12/22/2027	440	(8)
Kaseya, Inc.	1.00%	Delayed Draw Term Loan	06/24/2024	2,877	(24)
Kaseya, Inc.	0.50%	Revolver	06/23/2029	2,296	(20)
LJ Avalon Holdings, LLC	1.00%	Delayed Draw Term Loan	08/01/2024	1,043	(23)
LJ Avalon Holdings, LLC	0.50%	Revolver	02/01/2029	486	(11)
LUV Car Wash Group, LLC	1.00%	Delayed Draw Term Loan	03/14/2024	2,812	(12)
LegitScript, LLC	1.00%	Delayed Draw Term Loan	06/24/2024	8,266	(141)
LegitScript, LLC	0.50%	Revolver	06/24/2028	3,958	(67)
Lightspeed Solution, LLC	0.50%	Delayed Draw Term Loan	03/01/2024	4,390	(91)
MRI Software, LLC	0.50%	Revolver	02/10/2026	176	(1)
Magnolia Wash Holdings	0.50%	Revolver	07/14/2028	183	(18)
Mammoth Holdings, LLC	0.50%	Delayed Draw Term Loan	10/29/2023	1,431	(6)
Mantech International CP	0.50%	Delayed Draw Term Loan	09/16/2024	3,349	—
Mantech International CP	0.50%	Revolver	09/14/2028	3,200	—
Montana Buyer, Inc.	0.50%	Revolver	07/22/2028	3,049	(51)
Netwrix Corporation And Concept Searching, Inc.	1.00%	Delayed Draw Term Loan	06/10/2024	5,520	(107)
Netwrix Corporation And Concept Searching, Inc.	0.25%	Revolver	06/09/2029	1,141	(22)
Oak Purchaser, Inc.	0.50%	Delayed Draw Term Loan	04/28/2024	3,093	(76)
Oak Purchaser, Inc.	0.50%	Revolver	04/28/2028	1,117	(28)
Oakbridge Insurance Agency, LLC	1.00%	Delayed Draw Term Loan	03/23/2024	3,256	(36)
Oakbridge Insurance Agency, LLC	0.50%	Revolver	12/31/2026	332	(4)
Omni Intermediate Holdings, LLC	1.00%	Delayed Draw Term Loan	06/24/2024	485	—
Omni Intermediate Holdings, LLC	0.50%	Revolver	12/30/2025	532	—
PPV Intermediate Holdings LLC	1.00%	Delayed Draw Term Loan	08/31/2025	20,235	(100)
PT Intermediate Holdings III, LLC	1.00%	Delayed Draw Term Loan	09/02/2024	5,092	(162)
Pareto Health Intermediate Holdings, Inc.	0.50%	Revolver	06/01/2029	10,666	(123)
Patriot Growth Insurance Services, LLC	0.75%	Delayed Draw Term Loan	07/08/2024	8,511	(116)
Patriot Growth Insurance Services, LLC	0.50%	Revolver	10/16/2028	468	(6)
Peter C. Foy & Associates Insurance Services, LLC	1.00%	Delayed Draw Term Loan	10/19/2024	8,650	(83)
Peter C. Foy & Associates Insurance Services, LLC	0.50%	Revolver	11/01/2027	185	(3)
Turbo Buyer, Inc.	1.00%	Delayed Draw Term Loan	01/05/2024	1,500	(19)

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments — non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Project Boost Purchaser, LLC	1.00%	Delayed Draw Term Loan	05/02/2024	$1,263	$(4)
Project Boost Purchaser, LLC	0.38%	Revolver	05/02/2028	963	(3)
RSC Acquisition, Inc.	1.00%	Delayed Draw Term Loan	02/14/2024	2,534	(36)
Randy's Holdings, Inc.	1.00%	Delayed Draw Term Loan	11/01/2024	3,769	(26)
Randy's Holdings, Inc.	0.50%	Revolver	11/01/2028	1,072	(7)
Raptor Merger Sub Debt, LLC	0.38%	Revolver	04/01/2028	1,953	(9)
Redwood Services Group, LLC	1.00%	Delayed Draw Term Loan	01/31/2025	12,920	(125)
Revalize, Inc.	0.50%	Revolver	04/15/2027	621	(15)
Riskonnect Parent, LLC	1.00%	Delayed Draw Term Loan	07/07/2024	5,713	(31)
RoadOne IntermodaLogistics	1.00%	Delayed Draw Term Loan	06/30/2024	116	(2)
RoadOne IntermodaLogistics	0.50%	Revolver	12/29/2028	122	(2)
Securonix, Inc.	0.50%	Revolver	04/05/2028	3,782	(112)
Sherlock Buyer Corp.	1.00%	Delayed Draw Term Loan	12/08/2023	2,053	(7)
Sherlock Buyer Corp.	0.50%	Revolver	12/08/2027	821	(3)
Smarsh, Inc.	1.00%	Delayed Draw Term Loan	02/18/2024	536	(11)
Smarsh, Inc.	0.50%	Revolver	02/16/2029	268	(5)
Sonny's Enterprises, LLC	1.00%	Delayed Draw Term Loan	11/05/2024	5,535	(5)
Sonny's Enterprises, LLC	0.50%	Revolver	08/05/2027	5,318	(5)
Spotless Brands, LLC	0.50%	Revolver	07/25/2028	783	(10)
Stepping Stones Healthcare Services, LLC	1.00%	Delayed Draw Term Loan	12/30/2023	422	(7)
Stepping Stones Healthcare Services, LLC	0.50%	Revolver	12/30/2026	537	(9)
Summit Acquisition, Inc.	1.00%	Delayed Draw Term Loan	11/01/2024	4,965	(93)
Summit Acquisition, Inc.	0.50%	Revolver	05/01/2029	2,483	(47)
Summit Buyer, LLC	1.00%	Delayed Draw Term Loan	07/15/2024	2,253	(27)
Summit Buyer, LLC	1.00%	Delayed Draw Term Loan	08/25/2025	29,532	(353)
Summit Buyer, LLC	0.50%	Revolver	01/14/2026	2,625	(63)
Superman Holdings, LLC	0.50%	Delayed Draw Term Loan	05/01/2025	2,418	(29)
Surewerx Purchaser III, Inc.	1.00%	Delayed Draw Term Loan	06/28/2024	417	—
Surewerx Purchaser III, Inc.	0.50%	Revolver	12/28/2028	168	—
Sweep Purchaser, LLC	1.00%	Delayed Draw Term Loan	05/05/2024	819	(65)
Tamarack Intermediate, LLC	0.50%	Revolver	03/13/2028	2,066	(92)
Tank Holding Corp.	1.00%	Delayed Draw Term Loan	05/22/2024	9,187	(322)
Tank Holding Corp.	0.38%	Revolver	03/31/2028	404	(13)
Trintech, Inc.	0.50%	Revolver	07/25/2029	3,418	(66)
Trunk Acquisition, Inc.	0.50%	Revolver	02/19/2026	643	(14)
V Global Holdings, LLC	0.50%	Revolver	12/22/2025	1,348	(26)
VRC Companies, LLC	0.75%	Delayed Draw Term Loan	01/06/2024	925	(4)
Zarya Intermediate, LLC	0.50%	Revolver	07/01/2027	1,604	—
iCIMS, Inc.	—%	Delayed Draw Term Loan	08/18/2025	1,476	—

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments — non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
iCIMS, Inc.	0.50%	Revolver	08/18/2028	$497	$—
Total First Lien Debt Unfunded Commitments				$487,883	$(7,260)
Total Unfunded Commitments				$487,883	$(7,260)

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

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Vermont Aus Pty Ltd	(5) (6) (8) (10)	S +	5.65%	10.23%	03/23/2028	22,828	$22,306	$21,449	1.69%
WP CityMD Bidco, LLC	(9)	L +	3.25%	7.63%	12/22/2028	5,017	5,017	5,005	0.40
							167,472	161,560	12.76
Health Care Technology
Athenahealth, Inc.	(9)	S +	3.50%	7.82%	02/15/2029	4,254	4,230	3,830	0.30
Athenahealth, Inc.	(9) (13)	S +	3.50%	7.82%	02/15/2029	—	(5)	(72)	(0.01)
Ensemble RCM, LLC		L +	3.75%	7.94%	08/03/2026	4,949	4,964	4,884	0.39
eResearchTechnology, Inc.	(7)	L +	4.50%	8.88%	02/04/2027	3,464	3,442	3,047	0.24
Gainwell Acquisition Corp.	(8)	L +	4.00%	8.73%	10/01/2027	6,929	6,955	6,488	0.51
MedAssets Software Intermediate Holdings, Inc.	(9)	L +	4.00%	8.38%	12/18/2028	6,948	6,951	5,853	0.46
Navicure, Inc.		L +	4.00%	8.38%	10/22/2026	6,929	6,947	6,796	0.54
Project Ruby Ultimate Parent Corp.	(8)	L +	3.25%	7.63%	03/10/2028	5,445	5,444	5,136	0.41
Symplr Software, Inc.		S +	4.50%	8.69%	12/22/2027	4,950	4,961	4,121	0.33
Verscend Holding Corp.		L +	4.00%	8.38%	08/27/2025	6,929	6,928	6,871	0.54
							50,817	46,954	3.71
Hotels, Restaurants & Leisure
I RB Holding Corp.	(7)	L +	2.75%	7.13%	02/05/2025	4,948	4,948	4,898	0.39
Household Products
AI Aqua Merger Sub, Inc.		S +	3.75%	7.97%	07/31/2028	4,792	4,803	4,506	0.36
AI Aqua Merger Sub, Inc.	(11)	S +	3.75%	7.97%	07/31/2028	321	322	302	0.02
							5,125	4,808	0.38
Industrial Conglomerates
Excelitas Technologies Corp.	(5) (8)	S +	5.75%	10.12%	08/13/2029	32,600	31,975	31,023	2.45
Excelitas Technologies Corp.	(5) (8)	E +	5.75%	7.55%	08/13/2029	$5,732	5,816	5,821	0.46
Excelitas Technologies Corp.	(5) (8) (13)	S +	5.75%	10.12%	08/13/2029	$—	(58)	(300)	(0.02)
Excelitas Technologies Corp.	(5) (8) (13)	S +	5.75%	10.12%	08/14/2028	1,754	1,696	1,604	0.13
Filtration Group Corporation	(9)	L +	3.50%	7.88%	10/21/2028	4,950	4,956	4,851	0.38
							44,385	42,999	3.40
Insurance Services
Alliant Holdings Intermediate, LLC	(9)	L +	3.50%	7.85%	11/06/2027	3,949	3,950	3,854	0.30
Amerilife Holdings, LLC	(5) (6) (8)	S +	5.75%	10.15%	08/31/2029	15,114	14,822	14,822	1.17
Foundation Risk Partners Corp.	(5) (6) (8)	S +	6.00%	10.68%	10/29/2028	6,138	6,056	6,031	0.48
Foundation Risk Partners Corp.	(5) (6) (8)	S +	6.00%	10.68%	10/30/2028	2,348	2,316	2,308	0.18
Foundation Risk Partners Corp.	(5) (8) (13)	S +	6.00%	10.68%	10/30/2028	5,646	5,542	5,481	0.43
Foundation Risk Partners Corp.	(5) (8)	S +	6.00%	10.68%	10/29/2028	1,335	1,317	1,312	0.10
Foundation Risk Partners Corp.	(5) (8) (13)	S +	6.00%	10.68%	10/29/2027	269	261	258	0.02
Galway Borrower, LLC	(5) (6) (8)	L +	5.25%	9.98%	09/29/2028	31,660	31,008	30,295	2.39
Galway Borrower, LLC	(5) (8) (13)	L +	5.25%	9.98%	09/29/2028	—	(6)	(13)	—

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
September 30, 2023
(In thousands, except unit and per unit amounts)

(1)        Organization
North Haven Private Income Fund LLC (the “Company”) is a non-diversified, externally managed specialty finance company focused on lending to middle-market companies. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for US federal income tax purposes, the Company has elected to be treated, and intends to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is not a subsidiary of, or consolidated with, Morgan Stanley.
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
The Company is conducting a continuous private offering of its units in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. The Company has offered and intends to offer one class of units, Class S Units (the “Units”) in its continuous private offering.
The Company has formed wholly owned subsidiaries for the purpose of holding certain investments in portfolio companies made by the Company. As of September 30, 2023, the Company’s wholly owned subsidiaries were formed as Delaware limited liability companies and included: PIF CA SPV LLC (“CA SPV”), NHPIF Equity Holdings SPV LLC (“Equity Holdings”), PIF Financing SPV LLC (“Financing SPV”), PIF Financing II SPV LLC (“Financing II SPV”) and Broadway Funding Holdings, LLC (“Broadway Holdings,” and collectively with CA SPV, Equity Holdings, Financing SPV and Financing II SPV, the “subsidiaries”). The Company consolidates its wholly owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary’s formation.
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
Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company’s wholly owned subsidiaries in the consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.
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
The Board of Directors, with the assistance of the Company’s audit committee (the “Audit Committee”), determines the fair value of the Company’s investments in accordance with ASC Topic 820, Fair Value Measurement (“ASC 820”) issued by the FASB. The Board of Directors has delegated to the Investment Adviser as the valuation designee (the “Valuation Designee”) the responsibility of determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors, pursuant to Rule 2a-5 under the 1940 Act. As such, the Valuation Designee is charged with determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors. ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value is a market-based measurement, not an entity-specific measurement. For some investments, observable market transactions or market information might be available. For other investments, observable market transactions and market information might not be available. However, the objective of a fair value measurement in both cases is the same—to estimate the price when an orderly transaction to sell the investment would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant). Refer to Note 5 for the Company's framework for determining fair value, fair value hierarchies, and the composition of the Company's portfolio.
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
PIK Income
The Company has debt investments in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in PIK income on the Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK income. This non-cash source of income is included when determining what must be paid out to unitholders in the form of distributions in order for the Company to continue to qualify as a RIC, even though the Company has not yet collected cash.

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
Organization and Offering Costs
Costs associated with the organization of the Company are expensed as incurred. These costs consist primarily of legal fees and other costs of organizing the Company. Costs associated with the offering of units are capitalized as “deferred offering costs” on the Consolidated Statements of Financial Condition and amortized over a twelve-month period from incurrence of such offering of Units. These costs consist primarily of legal fees and other costs incurred in connection with the Company’s continuous private offerings of its Units.
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
Income Taxes
The Company has elected to be treated as a RIC under Subchapter M of the Code. So long as the Company maintains its status as a RIC, it generally will not pay corporate U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its unitholders as distributions.
In order to continue to qualify as a RIC, the Company must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay income taxes only on the portion of its taxable income and gains it does not distribute.

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
For the three and nine months ended September 30, 2023 and September 30, 2022, the Company did not accrue any U.S. federal excise tax.
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
For the three and nine months ended September 30, 2023, base management fees were $5,554 and $14,519. For the three and nine months ended September 30, 2022, base management fees were $3,523 and $7,357 and the Investment Adviser irrevocably agreed to waive $1,706 and $5,540, respectively. As of September 30, 2023 and December 31, 2022, $5,554 and $3,833 was payable to the Investment Adviser relating to base management fees.
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
For the three and nine months ended September 30, 2023, income-based incentive fees were $6,999 and $17,373, respectively. For the three months ended September 30, 2023, the Investment Adviser did not waive income-based incentive fees. For the nine months ended September 30, 2023, the Investment Adviser irrevocably agreed to waive $424 income-based incentive fees. For the three and nine months ended September 30, 2022, income-based incentive fees were $3,105 and $3,869 and the Investment Adviser irrevocably agreed to waive $3,105 and $3,869, respectively. For the three and nine months ended September 30, 2023 and September 30, 2022, there were no capital gains incentive fees accrued to the Investment Adviser. The Investment Advisory Agreement does not include unrealized capital appreciation for purposes of calculating the amount payable to the Investment Adviser. Amounts due related to unrealized capital appreciation, if any, will not be paid to the Investment Adviser until realized under the terms of the Investment Advisory Agreement and determined based on the calculation. Incentive fees on Cumulative Capital Gains crystallize at calendar year-end. As of September 30, 2023 and December 31, 2022, $6,999 and $1,403 was payable to the Investment Adviser relating to income-based incentive fees, respectively.
Investment Sub-Advisory Agreement
The Investment Adviser and the Sub-Adviser entered into the Investment Sub-Advisory Agreement. Pursuant to the Investment Sub-Advisory Agreement, the Sub-Adviser managed on a discretionary basis all or a portion of the Company’s investments in traded bank loans and other liquid debt securities of U.S. corporate issuers in accordance with parameters established by the Investment Adviser, in order to permit the Company to effectively manage liquidity to, among other things, manage payment obligations under the Company’s unit repurchase program. The Investment Sub-Advisory Agreement provided that the Sub-Adviser receives a fee, payable by the Investment Adviser, equal to an annual rate of 0.40% based on the average value of assets managed by the Sub-Adviser pursuant to the Investment Sub-Advisory Agreement at the end of the two most recently completed calendar months. For more information, see Note 11 “Subsequent Events.”
Administration Agreement
MS Private Credit Administrative Services LLC (the “Administrator”) is the administrator of the Company pursuant to the administration agreement between the Company and the Administrator dated November 4, 2021 (the “Administration Agreement”). The Administrator is an indirect, wholly owned subsidiary of Morgan Stanley. Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements from the Company for its costs and expenses and the Company’s allocable portion of overhead costs incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the cost of its Chief Financial Officer and Chief Compliance Officer. Reimbursement under the Administration Agreement occurs quarterly in arrears. The Administration Agreement had an initial term of two years and continues thereafter from year to year if approved annually by the Board of Directors, which most recently approved the renewal of the Administration Agreement in August 2023.
For the three and nine months ended September 30, 2023, the Company incurred $41 and $84 of expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2022, the Company incurred $30 and $90 of expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations. Amounts unpaid and included in the payable to affiliates on the Consolidated Statements of Financial Condition as of September 30, 2023 and December 31, 2022 were $74 and $84 respectively.
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
For the three and nine months ended September 30, 2023, the Company incurred $3,777 and $9,873 expenses under the MSDI Agreement, which were recorded in servicing fees on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2022, the Company incurred $2,396 and $5,008 expenses under the MSDI Agreement, which were recorded in servicing fees on the Consolidated Statements of Operations. Amounts unpaid and included in the accrued expenses and other liabilities on the Consolidated Statements of Financial Condition as of September 30, 2023 and December 31, 2022 were $1,567 and $1,887.
Expense Support and Conditional Reimbursement Agreement
On November 30, 2021, the Company entered into an Expense Support and Conditional Reimbursement Agreement with the Investment Adviser, which was subsequently amended on March 15, 2022 (as amended, the “Expense Support Agreement”). The Investment Adviser may elect to pay certain of the Company’s expenses on its behalf (each, an “Expense Payment”), provided that no portion of the payment will be used to pay any of the Company’s interest expense and/or unitholder servicing fees. The Investment Adviser has agreed to make Expense Payments on the Company’s behalf through September 30, 2023. The Expense Support Agreement may require the Company to repay the Investment Adviser for previously waived reimbursement of expense payments under certain circumstances. The previously waived expenses are potentially subject to repayment by the Company, if at all, within a period not to exceed three years from the date of the relevant waiver.
For the three and nine months ended September 30, 2023, there were no Expense Payments under the Expense Support Agreement. For the three and nine months ended September 30, 2022, Expense Payments were $900 and $2,220 under the Expense Support Agreement, which were recorded in expense support on the Consolidated Statements of Operations.
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
MS Credit Partners Holdings, Inc. Investment
MS Credit Partners Holdings, Inc., or MS Credit Partners Holdings, a wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, has entered into subscription agreements and has made an aggregate capital contribution of $25,000, in exchange for 1,256,051 Units. MS Credit Partners Holdings, Inc. has no further capital, liquidity or other financial obligation to the Company beyond this equity investment.
Morgan Stanley & Co. Related Transactions
Morgan Stanley & Co. LLC, a wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, served as a co-agent in connection with the private placement of the Company’s Series A Notes (as defined below in Note 6) and the Company’s

Series B Notes (as defined below in Note 6) pursuant to note purchase agreements dated March 16, 2023 and August 10, 2023, respectively, and received fees of $175 and $118 at closing, respectively. These fees are deferred and amortized over the life of the related term obligation using the straight-line method. Any unamortized amounts are presented as a reduction to the outstanding term debt principal amount on the Consolidated Statements of Financial Condition.
(4) Investments
The composition of the Company’s investment portfolio was as follows:

	September 30, 2023			December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$2,778,381	$2,745,459	97.6%	$1,994,650	$1,919,673	97.2%
Second Lien Debt	37,606	34,153	1.2	27,015	26,043	1.3
Other Securities	33,033	32,990	1.2	29,520	29,393	1.5
Total	$2,849,020	$2,812,602	100.0%	$2,051,185	$1,975,109	100.0%
The industry composition of investments at fair value was as follows:

	September 30, 2023	December 31, 2022(1)
Aerospace & Defense	1.0%	1.3%
Air Freight & Logistics	2.8	3.9
Automobile Components	2.0	1.5
Automobiles	0.7	0.7
Beverages	0.2	0.2
Biotechnology	0.3	0.4
Broadline Retail	0.2	0.2
Building Products	0.5	0.6
Chemicals	2.5	2.4
Commercial Services & Supplies	5.8	7.8
Construction & Engineering	1.1	0.5
Construction Materials	0.2	0.3
Consumer Finance	0.2	0.2
Consumer Staples Distribution & Retail	0.2	0.4
Containers & Packaging	0.9	1.2
Distributors	3.9	6.2
Diversified Consumer Services	4.5	5.5
Electrical Equipment	0.1	0.1
Electronic Equipment, Instruments & Components	2.3	2.4
Entertainment	—	0.2
Financial Services	3.2	1.4
Ground Transportation	0.2	0.2
Health Care Equipment & Supplies	1.0	0.2
Health Care Providers & Services	10.6	8.2
Health Care Technology	4.2	2.4
Hotels, Restaurants & Leisure	—	0.3
Household Products	0.2	0.2
Industrial Conglomerates	2.8	2.2
Insurance Services	15.0	11.9
Interactive Media & Services	0.2	0.3
IT Services	2.8	4.5
Leisure Products	0.3	0.5
Life Sciences Tools & Services	0.2	0.3
Machinery	1.5	2.2
Media	0.3	0.5
Metals & Mining	0.2	0.2
Multi-Utilities	1.0	—
Oil, Gas & Consumable Fuels	—	0.4
Personal Care Products	0.1	0.2
Pharmaceuticals	1.8	2.5
Professional Services	2.7	2.5
Real Estate Management & Development	2.7	2.4
Software	19.4	20.3
Specialty Retail	0.1	0.1
Wireless Telecommunication Services	0.1	0.1
Total	100.0%	100.0%

(1)    The Company reclassified certain industry groupings of its portfolio companies presented in the consolidated financial statements as of December 31, 2022 to align with the recently updated GICS, where applicable. These reclassifications had no impact on the prior period’s Consolidated Statement of Financial Condition.
The geographic composition of investments at cost and fair value was as follows:

	September 30, 2023			December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Australia	$35,631	$35,836	1.3%	$35,707	$34,850	1.8%
Canada	25,429	25,288	0.9	29,405	29,291	1.5
United Kingdom	42,291	43,146	1.5	44,765	44,187	2.2
United States	2,745,669	2,708,332	96.3	1,941,308	1,866,781	94.5
Total	$2,849,020	$2,812,602	100.0%	$2,051,185	$1,975,109	100.0%
As of September 30, 2023, the Company had one investment on non-accrual status. The amortized cost of investments on non-accrual status as of September 30, 2023 was $14,696. As of December 31, 2022, the Company had no investments on non-accrual status.
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
The following tables present the fair value hierarchy of the investments as of:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$433,737	$2,311,722	$2,745,459
Second Lien Debt	—	10,670	23,483	34,153
Other Securities	—	—	32,990	32,990
Total	$—	$444,407	$2,368,195	$2,812,602

	December 31, 2022
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$460,379	$1,459,294	$1,919,673
Second Lien Debt	—	—	26,043	26,043
Other Securities	—	—	29,393	29,393
Total	$—	$460,379	$1,514,730	$1,975,109

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended September 30, 2023:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$2,042,525	$32,278	$31,075	$2,105,878
Purchases of investments	296,469	—	1,104	297,573
Proceeds from principal repayments and sales of investments	(36,349)	—	—	(36,349)
Accretion of discount/amortization of premium	2,062	22	3	2,087
Payment-in-kind	1,253	—	992	2,245
Net change in unrealized appreciation (depreciation)	15,213	(487)	(184)	14,542
Net realized gains (losses)	47	—	—	47
Transfers into/out of Level 3	(9,498)	(8,330)	—	(17,828)
Fair value, end of period	$2,311,722	$23,483	$32,990	$2,368,195

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2023	$15,071	$(487)	$(184)	$14,400
The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the nine months ended September 30, 2023:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$1,459,294	$26,043	$29,393	$1,514,730
Purchases of investments	967,011	8	1,193	968,212
Proceeds from principal repayments and sales of investments	(136,809)	—	—	(136,809)
Accretion of discount/amortization of premium	5,422	64	8	5,494
Payment-in-kind	2,449	—	2,312	4,761
Net change in unrealized appreciation (depreciation)	26,757	(2,632)	84	24,209
Net realized gains (losses)	89	—	—	89
Transfers into/out of Level 3	(12,491)	—	—	(12,491)
Fair value, end of period	$2,311,722	$23,483	$32,990	$2,368,195

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2023	$25,479	$(2,632)	$84	$22,931
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

	September 30, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
				Low	High
Investments in first lien debt	$2,161,077	Yield Analysis	Discount Rate	9.40%	19.18%	11.62%
	150,645	Transaction Price	Recent Transaction	96.50%	100.00%	98.11%
Investments in second lien debt	16,500	Transaction Price	Recent Transaction	100.00%	100.00%	100.00%
	6,983	Yield Analysis	Discount Rate	14.05%	27.42%	26.48%
Investments in other securities:
Other debt	2,461	Income Approach	Discount Rate	14.50%	14.50%	14.50%
Preferred equity	27,603	Income Approach	Discount Rate	13.76%	15.48%	15.01%
Common equity	1,822	Market Approach	EBITDA Multiple	12.50x	18.70x	14.88x
	1,104	Market Approach	Revenue Multiple	7.20x	7.20x	7.20x
Total Investments	$2,368,195

	December 31, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
				Low	High
Investments in first lien debt	$1,447,590	Yield Analysis	Discount Rate	9.20%	14.45%	11.09%
	11,704	Transaction Price	Recent Transaction	100.00%	100.00%	100.00%
Investments in second lien debt	26,043	Yield Analysis	Discount Rate	14.38%	15.25%	14.92%
Investments in other securities:
Other debt	2,395	Yield Analysis	Discount Rate	16.60%	16.60%	16.60%
Preferred equity	25,002	Income Approach	Discount Rate	13.76%	15.69%	15.35%
Common equity	1,996	Market Approach	EBITDA Multiple	11.70x	18.70x	12.87x
Total Investments	$1,514,730
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
Financial instruments disclosed but not carried at fair value

The Company’s debt, including its credit facilities, Series A 2026 Notes (as defined below in Note 6), Series A 2028 Notes (as defined below in Note 6), Series B 2026 Notes (as defined below in Note 6) and Series B 2028 Notes (as defined below in Note 6), are presented at carrying value on the Consolidated Statements of Financial Condition. The fair value of the Company’s credit facilities, Series A 2026 Notes, Series A 2028 Notes, Series B 2026 Notes and Series B 2028 Notes, are estimated in accordance with the Company’s valuation policy. The carrying value and fair value of the Company’s debt were as follows:

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
ING Facility	$15,948	$15,948	$621,496	$621,496
Wells Funding Facility	413,500	413,500	105,000	$105,000
CBNA Funding Facility	—	—	N/A	N/A
Series A 2026 Notes(1)	202,193	204,000	N/A	N/A
Series A 2028 Notes(1)	144,591	146,000	N/A	N/A
Series B 2026 Notes(2)	105,930	107,000	N/A	N/A
Series B 2028 Notes(2)	126,694	128,000	N/A	N/A
Total	$1,008,856	$1,014,448	$726,496	$726,496
(1)    The carrying value of the Company’s Series A 2026 Notes and Series A 2028 Notes were presented net of unamortized debt issuance costs of $1,807 and $1,409, respectively.
(2)    The carrying value of the Company’s Series B 2026 Notes and Series B 2028 Notes were presented net of unamortized debt issuance costs of $1,070 and $1,306, respectively.
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
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Borrowings under the ING Facility bear interest at a per annum rate equal to, (x) for loans for which the Company elects the base rate option, the “alternate base rate” (which is the highest of (a) the prime rate as publicly announced by The Wall Street Journal, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions, as published by the Federal Reserve Bank of New York plus (ii) 0.5%, and (c) one month SOFR plus 1% per annum) plus (A) 0.75% or (B) 0.875%, based on certain borrowing base conditions, and (y) for loans for which the Company elects the SOFR option, the applicable SOFR rate for the related interest period for such borrowing plus (A) 1.75% per annum or (B) 1.875% per annum, depending on certain borrowing base conditions. The Company pays an unused fee of 0.375% per annum on the daily unused amount of the revolver commitments. As of September 30, 2023, the Company was in compliance with all covenants and other requirements of the ING Facility.
The summary information of the ING Facility is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Borrowing interest expense	$1,549	$5,198	$10,561	$5,887
Facility unused commitment fees	804	198	2,020	1,185
Amortization of deferred financing costs	305	297	901	710
Total	$2,658	$5,693	$13,482	$7,782
Weighted average interest rate (excluding unused fees and financing costs)	6.99%	4.12%	6.49%	3.97%
Weighted average outstanding balance(1)	$86,535	$493,908	$214,644	$220,444

(1)    For the nine months ended September 30, 2022, calculated for the period from February 1, 2022 (ING Facility closing date) through September 30, 2022.
For the three and nine months ended September 30, 2023, the Company borrowed $129,000 and $564,000, and repaid $344,000 and $1,169,500, respectively, under the ING Facility. For the three and nine months ended September 30, 2022, the Company borrowed $675,318 and $1,243,818, and repaid $493,500 and $648,500, respectively, under the ING Facility. As of September 30, 2023 and December 31, 2022, the Company had $909,052 and $303,504 of available capacity under the ING Facility (subject to borrowing base restrictions).
Wells Funding Facility
On June 29, 2022, the Company initially entered into (i) a Contribution Agreement (the “Wells Contribution Agreement”) with Financing SPV, pursuant to which the Company contributed to Financing SPV certain loans it has originated or acquired, or will originate or acquire (the “Loans”) from time to time, (ii) a Loan and Servicing Agreement (as amended, the “Loan and Servicing Agreement” and, together with the Wells Contribution Agreement, the “Wells Agreements”) with Financing SPV, as the borrower, Wells Fargo Bank, National Association (“Wells”), as the administrative agent and lender, the Company, as the equityholder and as the servicer, and State Street Bank and Trust Company, as collateral agent and as collateral custodian, pursuant to which Wells has agreed to extend credit to Financing SPV in an aggregate principal amount up to $750,000 at any one time outstanding (the “Wells Funding Facility”) and (iii) various supporting documentation, including an account control agreement.
The obligations of Financing SPV under the Wells Funding Facility are secured by all of the assets held by Financing SPV, including the Loans contributed or transferred by the Company to Financing SPV. The Wells Funding Facility is a revolving funding facility with a reinvestment period ending June 29, 2025 and a final maturity date of June 29, 2027. Subject to certain conditions, the reinvestment period and final maturity are both subject to a one-year extension. Advances under the Wells Funding Facility are available in US dollars, pound sterling, Euros or Canadian dollars, and subject to certain exceptions, the interest charged on the Wells Funding Facility is based on Daily Simple SOFR (Dollar), SONIA (GBP), EURIBOR (Euros) or CDOR (Canadian dollars), as applicable (or, if any such reference rate is not available, a benchmark replacement or a “base rate” (which is the greater of a prime rate and the federal funds rate plus 1.50%), as applicable), plus a margin equal to 2.75%. SONIA, EURIBOR and CDOR are subject to a floor of zero. Under the Wells Agreements, the Company and Financing SPV, as applicable, have made representations and warranties regarding the Loans, as well as their businesses, and are required to comply with various covenants, servicing procedures, limitations on disposition of Loans, reporting requirements and other customary requirements for similar revolving funding facilities. The Loan and Servicing Agreement includes usual and customary events of default for revolving funding facilities of this nature, including allowing Wells, upon a default, to accelerate and foreclose on the Loans and to pursue the rights under the Loans directly with the obligors thereof. As of September 30, 2023, the Company was in compliance with all covenants and other requirements of the Wells Funding Facility.
The summary information of the Wells Funding Facility is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Borrowing interest expense	$7,294	$—	$17,527	$—
Facility unused commitment fees	738	639	1,550	653
Amortization of deferred financing costs	414	229	961	234
Total	$8,446	$868	$20,038	$887
Weighted average interest rate (excluding unused fees and financing costs)	7.97%	—%	7.59%	—%
Weighted average outstanding balance(1)	$358,152	$—	$304,531	$—
(1)    For the nine months ended September 30, 2022, calculated for the period from June 29, 2022 (Wells Funding Facility closing date) through September 30, 2022.
For the three and nine months ended September 30, 2023, the Company borrowed $189,000 and $444,000, and repaid $125,000 and $135,500, respectively, under the Wells Funding Facility. For the three and nine months ended September 30, 2022, the Company made no borrowings or repayments under the Wells Funding Facility. As of September 30, 2023 and December 31, 2022, the Company had $336,500 and $395,000 of available capacity under the Wells Funding Facility (subject to borrowing base restrictions).
CBNA Funding Facility
On September 12, 2023, the Company entered into (i) a Contribution Agreement (the “CBNA Contribution Agreement”) with Financing II SPV, pursuant to which the Company will contribute to Financing II SPV certain loans it has originated or acquired, or will originate or acquire (the “Loans”) from time to time, (ii) a Loan and Security Agreement (the “Loan and Security Agreement” and, together with the CBNA Contribution Agreement, the “CBNA Agreements”) with Financing II SPV, as the borrower, Citizens Bank, N.A. (“CBNA”), as the facility agent, the lenders party thereto (collectively, the “Lenders”), the Company, as the servicer, as the equityholder and as the transferor, and State Street Bank and Trust Company, as collateral agent, as account bank and as collateral custodian, pursuant to which the Lenders have agreed to (a) extend credit to Financing II SPV in an aggregate principal amount of up to $235,000 at any one time outstanding, and (b) following September 12, 2023 and prior to the date that is 180 days following

September 12, 2023, subject to certain conditions, allow Financing II SPV to elect to increase the outstanding commitments of CBNA by an additional $100,000 (which aggregate amounts may be increased to a maximum of $750,000, subject to certain conditions set forth in the Loan and Security Agreement) (the “CBNA Funding Facility”) and (iii) various supporting documentation, including an account control agreement.
The obligations of Financing II SPV under the CBNA Funding Facility are secured by all of the assets held by Financing II SPV, including the Loans contributed or transferred by the Company to Financing II SPV. The CBNA Funding Facility is a revolving funding facility with a reinvestment period ending September 12, 2026 and a final maturity date of September 12, 2028. Advances under the CBNA Funding Facility are available in US dollars, and subject to certain exceptions, the interest charged on the CBNA Funding Facility is based on Term SOFR (or, if such reference rate is not available, a benchmark replacement or a “base rate” (which is the greatest of the Daily SOFR Rate, a prime rate, and the federal funds rate plus 0.50%), as applicable), plus a margin equal to (i) 2.75% during the reinvestment period or (ii) 2.90% after the reinvestment period. Term SOFR is subject to a floor of zero. Under the CBNA Agreements, the Company and Financing II SPV, as applicable, have made representations and warranties regarding the Loans, as well as their businesses, and are required to comply with various covenants, servicing procedures, limitations on disposition of Loans, reporting requirements and other customary requirements for similar revolving funding facilities. The Loan and Security Agreement includes usual and customary events of default for revolving funding facilities of this nature, including allowing CBNA, upon a default, to accelerate and foreclose on the Loans and to pursue the rights under the Loans directly with the obligors thereof. As of September 30, 2023, the Company was in compliance with all covenants and other requirements of the CBNA Funding Facility.
The summary information of the CBNA Funding Facility is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Borrowing interest expense	$—	N/A	$—	N/A
Facility unused commitment fees	62	N/A	62	N/A
Amortization of deferred financing costs	27	N/A	27	N/A
Total	$89	N/A	$89	N/A
Weighted average interest rate (excluding unused fees and financing costs)	—%	N/A	—%	N/A
Weighted average outstanding balance(1)	$—	N/A	$—	N/A
(1)    For the three and nine months ended September 30, 2023, calculated for the period from September 12, 2023 (CBNA Funding Facility closing date) through September 30, 2023.
For the three and nine months ended September 30, 2023, the Company made no borrowings or repayments under the CBNA Funding Facility. As of September 30, 2023, the Company had $235,000 of available capacity under the CBNA Funding Facility (subject to borrowing base restrictions).
Unsecured Notes
The Series A 2026 Notes and the Series A 2028 Notes
On March 16, 2023, the Company entered into a Master Note Purchase Agreement (the “March 2023 NPA”) governing the issuance of (i) $204,000 in aggregate principal amount of Series A Senior Notes, Tranche A, due March 16, 2026 (the “Series A 2026 Notes”) and (ii) $146,000 in aggregate principal amount of Series A Senior Notes, Tranche B, due March 16, 2028 (the “Series A 2028 Notes” and, together with the Series A 2026 Notes, the “Series A Notes”) to certain qualified institutional investors in a private placement.
The Series A Notes were delivered and paid for on March 16, 2023, subject to certain customary closing conditions. The Series A 2026 Notes have a fixed interest rate of 8.10% per year and will mature on March 16, 2026 unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the March 2023 NPA. The Series A 2028 Notes have a fixed interest rate of 8.13% per year and will mature on March 16, 2028 unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the March 2023 NPA. Interest on the Series A Notes is due semiannually in March and September of each year. Subject to the terms of the March 2023 NPA, the Company may redeem the Series A 2026 Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if redeemed on or before December 16, 2025, a make-whole premium, and the Company may redeem the Series A 2028 Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if redeemed on or before December 16, 2027, a make-whole premium. The Company’s obligations under the March 2023 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. As of September 30, 2023, the Company was in compliance with all covenants and other requirements of the Series A Notes.

The summary information of the Series A 2026 Notes was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Borrowing interest expense	$4,132	N/A	$8,951	N/A
Amortization of debt issuance costs	187	N/A	406	N/A
Total	$4,319	N/A	$9,357	N/A
Stated interest rate	8.10%	N/A	8.10%	N/A
The summary information of the Series A 2028 Notes was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Borrowing interest expense	$2,968	N/A	$6,429	N/A
Amortization of debt issuance costs	82	N/A	178	N/A
Total	$3,050	N/A	$6,607	N/A
Stated interest rate	8.13%	N/A	8.13%	N/A
The Series B 2026 Notes and the Series B 2028 Notes
On August 10, 2023, the Company entered into a Master Note Purchase Agreement (the “August 2023 NPA”) governing the issuance of $107,000 in aggregate principal amount of Series B Senior Notes, Tranche A, due August 10, 2026 (the “Series B 2026 Notes”) and the issuance of $128,000 in aggregate principal amount of Series B Senior Notes, Tranche B, due August 10, 2028 (the “Series B 2028 Notes” and, together with the Series B 2026 Notes, collectively, the “Series B Notes”) to certain qualified institutional investors in a private placement. The Series B Notes were delivered and paid for on August 10, 2023, subject to certain customary closing conditions.
The Series B 2026 Notes have a fixed interest rate of 8.84% per year and the Series B 2028 Notes have a fixed interest rate of 8.88% per year, subject to a step up to the extent a Below Investment Grade Event (as defined in the August 2023 NPA) or a Secured Debt Ratio Event (as defined in the August 2023 NPA) occurs. The Series B 2026 Notes will mature on August 10, 2026 and the Series B 2028 Notes will mature on August 10, 2028, unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the August 2023 NPA. Interest on the Series B Notes will be due semiannually in March and September of each year, beginning in March 2024. In addition, the Company is obligated to offer to repay the Series B Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the August 2023 NPA, the Company may redeem the Series B Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if the Series B 2026 Notes are redeemed on or before May 10, 2026 or the Series B 2028 Notes are redeemed on or before May 10, 2028, a make-whole premium. As of September 30, 2023, the Company was in compliance with all covenants and other requirements of the Series B Notes.

The summary information of the Series B 2026 Notes was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Borrowing interest expense	$1,340	N/A	$1,340	N/A
Amortization of debt issuance costs	53	N/A	53	N/A
Total	$1,393	N/A	$1,393	N/A
Stated interest rate	8.84%	N/A	8.84%	N/A
The summary information of the Series B 2028 Notes was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Borrowing interest expense	$1,611	N/A	$1,611	N/A
Amortization of debt issuance costs	38	N/A	38	N/A
Total	$1,649	N/A	$1,649	N/A
Stated interest rate	8.88%	N/A	8.88%	N/A
The Company’s outstanding debt obligations were as follows:

	September 30, 2023			December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
ING Facility(1)	$925,000	$15,948	$909,052	$925,000	$621,496	$303,504
Wells Funding Facility	750,000	413,500	336,500	500,000	105,000	395,000
CBNA Funding Facility	235,000	—	235,000	N/A	N/A	N/A
Series A 2026 Notes(2)	204,000	204,000	—	N/A	N/A	N/A
Series A 2028 Notes(2)	146,000	146,000	—	N/A	N/A	N/A
Series B 2026 Notes(3)	107,000	107,000	—	N/A	N/A	N/A
Series B 2028 Notes(3)	128,000	128,000	—	N/A	N/A	N/A
Total	$2,495,000	$1,014,448	$1,480,552	$1,425,000	$726,496	$698,504
(1)    Under the ING Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2023, the Company had borrowings denominated in Euros (EUR) of 5,618. As of December 31, 2022, the Company had borrowings denominated in Euros (EUR) of 5,618.
(2)    The carrying value of the Company’s Series A 2026 Notes and Series A 2028 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $1,807 and $1,409, respectively.
(3)    The carrying value of the Company’s Series B 2026 Notes and Series B 2028 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $1,070 and $1,306, respectively.
The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the three months ended September 30, 2023 and September 30, 2022 was 7.97% and 4.12%, respectively. The combined weighted average debt of the aggregate borrowings outstanding for the three months ended September 30, 2023 and September 30, 2022 was $927,513 and $493,908, respectively.
The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the nine months ended September 30, 2023 and September 30, 2022 was 7.47% and 3.97%, respectively. The combined weighted average debt of the aggregate borrowings outstanding for the nine months ended September 30, 2023 and September 30, 2022 was $819,065 and $220,444, respectively.
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
The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of

September 30, 2023 and December 31, 2022, the Company had $487,883 and $398,423 of unfunded commitments to fund delayed draw and revolving senior secured loans, respectively.
Warehouse Transaction
On October 12, 2021, the Company entered into a facility agreement (as amended and restated on December 29, 2021) with an unaffiliated third party to acquire its initial portfolio investments by purchasing certain investments owned and held by such third party concurrently with the initial closing of its private offering.
On February 1, 2022, the Company satisfied the conditions set forth in the facility agreement and purchased an initial portfolio of $270,297 of gross commitments that consisted primarily of directly originated senior secured term loans issued by U.S. middle-market companies backed by private equity sponsors.
(8)Members’ Capital
The following table shows the components of net distributable earnings (accumulated losses) as shown on the Consolidated Statements of Financial Condition:

	September 30, 2023	December 31, 2022
Net distributable earnings (accumulated losses), beginning of period	$(71,561)	$(491)
Net investment income (loss)	111,693	67,006
Net realized gain (loss)	75	(448)
Net unrealized appreciation (depreciation)	39,698	(76,254)
Distributions declared	(110,210)	(62,264)
Tax reclassification of unitholders' equity (Note 10)	—	890
Net distributable earnings (accumulated losses), end of period	$(30,305)	$(71,561)
The following table summarizes the total Units issued and proceeds received from the closings of the Company’s continuous private offering that occurred for the nine months ended September 30, 2023:

Unit Issuance Date	Units Issued	Proceeds Received
January 01, 2023	1,953,945	$36,304
February 01, 2023	1,882,119	35,478
March 01, 2023	3,239,025	61,347
April 01, 2023	2,999,635	56,123
May 01, 2023	4,318,642	81,277
June 01, 2023	5,260,930	98,327
July 01, 2023	4,570,513	86,154
August 01, 2023	3,071,882	58,274
September 01, 2023	5,481,417	104,366
Total	32,778,108	$617,650
As of September 30, 2023, the Company received, in advance, $103,460 related to the October 1, 2023 issuance of Units in the Company’s continuous private offering. The amount received is included in the subscriptions received in advance on the Consolidated Statements of Financial Condition as of September 30, 2023.
The following table summarizes the total Units issued and proceeds received from the closings of the Company’s continuous private offering that occurred for the nine months ended September 30, 2022:

Unit Issuance Date	Units Issued	Proceeds Received
February 01, 2022	24,186,111	$483,722
March 01, 2022	10,264,044	203,434
April 01, 2022	7,621,662	150,528
May 01, 2022	6,328,434	124,860
June 01, 2022	5,045,031	97,621
July 01, 2022	4,606,552	87,478
August 01, 2022	1,891,156	36,235
September 01, 2022	2,781,091	53,758
Total	62,724,081	$1,237,636
As of September 30, 2022, the Company received, in advance, $50,217 related to the October 01, 2022 issuance of Units in our continuous private offering. The amount received is included in the subscriptions received in advance on the Consolidated Statements of Financial Condition as of September 30, 2022.
The following table summarizes the Company’s distributions declared and payable for the nine months ended September 30, 2023:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
January 30, 2023	January 31, 2023	February 03, 2023	$0.1432	$10,073
February 28, 2023	February 28, 2023	March 03, 2023	0.1454	10,544
March 28, 2023	March 31, 2023	April 05, 2023	0.1460	11,104
April 26, 2023	April 30, 2023	May 03, 2023	0.1443	11,110
May 30, 2023	May 31, 2023	June 05, 2023	0.1450	11,970
June 27, 2023	June 30, 2023	July 06, 2023	0.1441	12,703
July 26, 2023	July 31, 2023	August 03, 2023	0.1453	13,279
August 28, 2023	August 31, 2023	September 06, 2023	0.1502	14,246
September 26, 2023	September 30, 2023	October 04, 2023	0.1507	15,181
Total Distributions			$1.3142	$110,210
The following table summarizes the Company’s distributions declared and payable for the nine months ended September 30, 2022 :

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
February 24, 2022	February 28, 2022	March 03, 2022	$0.0469	$1,134
March 25, 2022	March 31, 2022	April 05, 2022	0.0810	2,793
April 26, 2022	April 30, 2022	May 04, 2022	0.0865	3,644
May 25, 2022	May 31, 2022	June 03, 2022	0.0812	3,947
June 24, 2022	June 30, 2022	July 06, 2022	0.0900	4,838
July 28, 2022	July 31, 2022	August 03, 2022	0.0950	5,528
August 29, 2022	August 31, 2022	September 06, 2022	0.1044	6,289
September 26, 2022	September 30, 2022	October 06, 2022	0.1200	7,373
Total Distributions			$0.7050	$35,546
The Company adopted an “opt out” distribution reinvestment plan (“DRIP”). As a result, unless unitholders elect to “opt out” of the DRIP, unitholders will have their cash dividends or distributions automatically reinvested in additional units of same class of units to which the distribution relates, rather than receiving cash. Unitholders who receive distributions in the form of Units will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions; however, those unitholders will not receive cash with which to pay any applicable taxes.
The following table summarizes the amounts received and units issued to unitholders who have participated in the DRIP during for the nine months ended September 30, 2023:

Payment Date	DRIP Units Issued	DRIP Units Value
January 04, 2023	286,606	$5,325
February 03, 2023	288,686	5,442
March 03, 2023	298,750	5,658
April 05, 2023	310,339	5,807
May 03, 2023	320,084	6,024
June 05, 2023	343,881	6,427
July 06, 2023	355,702	6,705
August 03, 2023	379,668	7,202
September 06, 2023	406,420	7,738
Total	2,990,136	$56,328
The following table summarizes the amounts received and units issued to unitholders who have participated in the DRIP during for the nine months ended September 30, 2022 :

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
For the three and nine months ended September 30, 2023, approximately 1,269,300 and 4,407,914 Units were repurchased, respectively.
For the three and nine months ended September 30, 2022, 1,769,853 and 2,076,396 Units were repurchased, respectively.
The following table further summarizes the unit repurchases completed for the nine months ended September 30, 2023:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
March 14, 2023	5.00%	$18.71	March 31, 2023	$27,162	1,451,713	2.13%	—
June 02, 2023	5.00%	$18.85	June 30, 2023	31,798	1,686,901	2.26%	—
September 01, 2023	5.00%	$19.08	September 30, 2023	24,218	1,269,300	1.47%	—
Total				$83,178	4,407,914
(1)    Percentage is based on total units as of the close of the previous calendar quarter.
(2)    All repurchase requests were satisfied in full.
The following table further summarizes the unit repurchases completed for the nine months ended September 30, 2022:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
June 09, 2022	5.00%	$18.99	June 30, 2022	$5,821	306,543	0.57%	—
September 10, 2022	5.00%	$18.74	September 30, 2022	$33,167	1,769,853	3.31%	—
Total				$38,988	2,076,396
(1)    Percentage is based on total units as of the close of the previous calendar quarter.
(2)    All repurchase requests were satisfied in full.
(9)Earnings Per Unit
The following table sets forth the computation of basic and diluted earnings per Unit:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net increase (decrease) in Members' Capital from operations	$64,546	$2,342	$151,466	$(26,336)
Weighted average Units outstanding	95,539,865	60,480,159	83,850,367	48,312,311
Basic and diluted earnings (loss) per Unit	$0.68	$0.04	$1.81	$(0.55)
(10)Consolidated Financial Highlights
The following are the financial highlights:

	For the Nine Months Ended
	September 30, 2023	September 30, 2022
Per Class S Unit Data:(1)
Net asset value, beginning of period	$18.59	$20.00
Net investment income (loss)	1.33	0.81
Net unrealized and realized gain (loss)(2)	0.47	(1.36)
Net increase (decrease) in net assets resulting from operations	1.80	(0.55)
Distributions declared	(1.31)	(0.71)
Total increase (decrease) in net assets	0.49	(1.26)
Net asset value, end of period	$19.08	$18.74
Class S Units outstanding, end of period	99,464,947	61,439,977
Total return based on net asset value(3)	10.00%	(2.82)%
Ratio/Supplemental Data:
Members' Capital, end of period	$1,898,269	$1,151,603
Weighted average units outstanding(4)	83,850,367	48,312,311
Ratio of expenses before waivers to average Members' Capital(5)	7.85%	4.29%
Ratio of net expenses to average Members’ Capital(5)	7.82%	2.61%
Ratio of net investment income to average Members’ Capital(5)	9.78%	6.39%
Asset coverage ratio	287.12%	293.39%
Portfolio turnover rate	8.37%	3.93%
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
(4)    Weighted average units outstanding for the nine months ended September 30, 2022 was calculated for the period from February 1, 2022, the date of first external issuance of units through September 30, 2022.
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
Pursuant to the Company’s continuous private offering, the Company issued approximately 5,422,414 Units for an aggregate offering price of $103,460 effective October 1, 2023.
Pursuant to the Company’s continuous private offering, the Company held a close relating to the sale of the Company’s Units for an aggregate offering price of $121,230 effective November 1, 2023.
The Adviser determined that the personnel who provided sub-advisory services pursuant to the Sub-Advisory Agreement will now provide the same services under the direct supervision of the Adviser. Accordingly, on November 1, 2023, upon approval by the Company, the Investment Adviser and Sub-Adviser agreed to terminate the Investment Sub-Advisory Agreement. The termination of the Sub-Advisory Agreement did not result in any changes to the investment objectives and strategies of the Company or to the personnel responsible for the day to day management of the Company’s investments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, except per unit amounts, unless otherwise indicated)
In this Quarterly Report on Form 10-Q, or this “Report”, except where context suggests otherwise, the terms “Company,” “we,” “our” or “us” refers to North Haven Private Income Fund LLC and its consolidated subsidiaries. This Report, including the documents we incorporate by reference into this Report, contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and you should not place undue reliance on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions and our assumptions. For the avoidance of doubt, we are not a subsidiary of, or consolidated with, Morgan Stanley. Furthermore, Morgan Stanley has no further capital, liquidity or other financial obligation to us beyond the aggregate capital commitment to purchase our units pursuant to a subscription agreement entered into by MS Credit Partners Holdings, Inc., a wholly owned subsidiary of Morgan Stanley. Morgan Stanley has no history of financially supporting any business development company (“BDC”) on the MS Private Credit platform, even during periods of financial distress. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “potential”, “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:
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
•our ability to maintain our qualification as a BDC, and as a regulated investment company (a “RIC”), under the Internal Revenue Code of 1986, as amended (the “Code”);
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
OVERVIEW
We are a non-diversified, externally managed specialty finance company focused on lending to middle-market companies. We have elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, we have elected to be treated, and intend to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code. We are externally managed by our Adviser, an indirect, wholly owned subsidiary of Morgan Stanley. We are a private, perpetual-life BDC, which is a BDC whose units are not listed for trading on a stock exchange or other securities market. We use the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration whose units are intended to be sold by us monthly on a continuous basis at a price generally equal to our monthly net asset value per Unit. We are not a subsidiary of, or consolidated with, Morgan Stanley.
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
We invest primarily in directly originated senior secured term loans, including first lien senior secured term loans (including unitranche loans) and second lien senior secured term loans, with the balance of our investments expected to be in higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic asset purchases. Typical middle-market senior loans may be issued by middle-market companies in the context of leveraged buyouts (“LBOs”), acquisitions, debt refinancings recapitalizations, and other similar transactions. We generally expect our debt investments to have a stated term of five to eight years and typically bear interest at a floating rate usually determined on the basis of a benchmark (such as the Secured Overnight Financing Rate, or SOFR). We also make investments in traded bank loans and other liquid debt securities of U.S. corporate issuers, including broadly syndicated loans, which may provide more liquidity than our private credit investments, for cash management purposes, including to manage payment obligations under our unit repurchase program. Depending on various factors, including our cash flows and the market for middle-market company debt investments, we expect that our liquid loan portfolio could represent a material portion of our investments from time to time. We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer.
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
Revenue
We generate revenue primarily in the form of interest income on debt investments we hold. In addition, we generate income from dividends or distributions of income on direct equity investments, capital gains on the sales of loans and equity securities and various loan origination and other fees. Our debt investments generally have a stated term of five to eight years and typically bear interest at a floating rate usually determined on the basis of a benchmark such as SOFR, or historically LIBOR. Interest on these debt investments is generally paid quarterly. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we may receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. We may also generate revenue in the form of commitment, origination, amendment, structuring, syndication or due diligence fees, fees for providing managerial assistance and consulting fees.
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
•out of pocket expenses, including travel, entertainment, lodging, and meal expenses, incurred by the Investment Adviser, or members of its investment team or payable to third parties, performing due diligence on prospective portfolio companies and monitoring actual portfolio companies and, if necessary, enforcing our rights;
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
•amounts payable to third parties relating to, or associated with, sourcing, evaluating, making, settling, clearing, monitoring, holding or disposing of prospective or actual investments;
•the costs associated with subscriptions to data service, research-related subscriptions and expenses and quotation equipment and services used in making or holding investments;
•dues and expenses incurred in connection with membership industry or trade organizations;
•fees and expenses payable under any dealer manager agreements;
•escrow agent, distribution agent, transfer agent and custodial fees;
•costs of hedging;
•commissions and other compensation payable to brokers or dealers;
•any fees payable to rating agencies;
•federal and state registration fees;
•U.S. federal, state and local taxes, including any excise taxes;
•costs incurred in connection with the formation or maintenance of entities or vehicles to hold our assets for tax or other purposes;
•Independent director fees and expenses;
•costs of preparing consolidated financial statements and maintaining books and records, costs of preparing tax returns, costs of 1940 Act compliance, Sarbanes-Oxley Act compliance and attestation and costs of filing reports or other documents with the SEC (or other regulatory bodies), and other reporting and compliance costs, including registration fees, and the compensation of professionals responsible for the preparation or review of the foregoing;
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
•cost of winding up; and
•all other expenses incurred by either the Administrator or us in connection with administering our business, including payments under the Administration Agreement based upon our allocable portion of the compensation paid to our Chief Financial Officer and Chief Compliance Officer and reimbursing third-party expenses incurred by the Administrator in carrying out its administrative services including, but not limited to, the fees and expenses associated with performing compliance functions.
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
PORTFOLIO, INVESTMENT ACTIVITY AND RESULTS OF OPERATIONS
As of September 30, 2023, we had investments in 208 portfolio companies across 42 industries. Based on fair value as of September 30, 2023, approximately 99.9% of our debt portfolio was invested in debt bearing a floating interest rate, which are primarily subject to interest rate floors for the applicable reference rate. As of September 30, 2023, our weighted average total yield of investments in debt securities at amortized cost was 11.8%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2023.
As of December 31, 2022, we had investments in 203 portfolio companies across 44 industries. Based on fair value as of December 31, 2022, approximately 99.9% of our debt portfolio was invested in debt bearing a floating interest rate, which are primarily subject to interest rate floors for the applicable reference rate. As of December 31, 2022, our weighted average total yield of investments in debt securities at amortized cost was 10.3%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2022.
As of September 30, 2023, approximately 88.5% of our total commitments were in directly originated senior secured loans and equity investments issued by middle market companies backed by private equity sponsors. In addition, as of September 30, 2023, our investments in such loans, which excludes our liquid loan portfolio, displayed the following characteristics as of the closing date of each of our investments unless otherwise indicated(1)(2)(3):
•Weighted average last 12-month EBITDA of approximately $195.4 million;
•Weighted average net leverage through tranche of approximately 6.3x(4);
•Weighted average of approximately 43.2%(5) loan to value of our portfolio companies; and
•Approximately 6.0% of loans the Investment Adviser believes may be subject to business cycle volatility.
Our portfolio is presented below:

	September 30, 2023			December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$2,778,381	$2,745,459	97.6%	$1,994,650	$1,919,673	97.2%
Second Lien Debt	37,606	34,153	1.2	27,015	26,043	1.3%
Other Securities	33,033	32,990	1.2	29,520	29,393	1.5%
Total	$2,849,020	$2,812,602	100.0%	$2,051,185	$1,975,109	100.0%
(1)    Excludes liquid loan portfolio.
(2)    Calculated as a percentage of gross debt commitments (funds and unfunded). Weighted average EBITDA, net leverage through the tranche that the Company is a lender and loan to value exclude recurring revenue investments, which are investments in portfolio companies in which the Company lends based on a multiple of recurring revenue generated by the portfolio company and not based on a multiple of EBITDA.
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

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and For the Three Months Ended
	September 30, 2023	September 30, 2022
New Investments Committed
Gross Principal Balance(1)	$476,419	$366,411
Less: Syndications	(6,527)	—
Net New Investments Committed	469,892	366,411
Investments, at Cost
Investments, beginning of period	2,606,096	1,433,414
New investments purchased	301,286	403,594
Net accretion of discount on investments	2,208	1,146
Payment-in-kind	2,244	40
Net realized gain (loss) on investments	31	(305)
Investments sold or repaid	(62,845)	(32,749)
Investments, end of period	2,849,020	1,805,140
Principal amount of investments funded
First lien debt	306,803	399,772
Second lien debt	2,500	43
Other securities	1,104	10,414
Total	$310,407	$410,229
Amount of investments sold/fully repaid, at principal
First lien debt investments	$37,149	$27,978
Total	$37,149	$27,978
Weighted average yield on debt and income producing investments, at cost(2)	11.8%	8.8%
Weighted average yield on debt and income producing investments, at fair value(2)	11.9%	9.1%
Number of portfolio companies	208	191
Percentage of debt investments bearing a floating rate, at fair value	99.9%	100.0%
Percentage of debt investments bearing a fixed rate, at fair value	0.1%	—%
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
The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System is as follows:

	September 30, 2023			December 31, 2022
	Fair Value	% of Portfolio	Number of Portfolio Companies	Fair Value	% of Portfolio	Number of Portfolio Companies
Risk rating 1	$—	—%	—	$—	—%	—
Risk rating 2	2,765,987	98.3	204	1,975,109	100.0	203
Risk rating 3	46,615	1.7	4	—	—	—
Risk rating 4	—	—	—	—	—	—
	$2,812,602	100.0%	208	$1,975,109	100.0%	203
CONSOLIDATED RESULTS OF OPERATIONS
The following table represents our operating results:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Total investment income	$83,829	$34,303	$208,687	$55,307
Less: Net expenses	38,795	11,073	96,994	16,231
Net investment income (loss)	45,034	23,230	111,693	39,076
Net change in unrealized appreciation (depreciation)	19,479	(20,577)	39,698	(64,979)
Net realized gain (loss)	33	(311)	75	(433)
Net increase (decrease) in Members' Capital resulting from operations	$64,546	$2,342	$151,466	$(26,336)
Investment Income
Investment income was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Investment income:
Interest income	$78,643	$32,405	$197,693	$52,601
Payment-in-kind interest income	1,585	117	2,692	141
Dividend income	1,129	718	2,767	740
Other income	2,472	1,063	5,535	1,825
Total Investment Income	$83,829	$34,303	$208,687	$55,307
Total investment income increased from $34,303 for the three months ended September 30, 2022 to $83,829 for the three months ended September 30, 2023. Total investment income increased from $55,307 for the nine months ended September 30, 2022 to $208,687 for the nine months ended September 30, 2023. The increase was primarily driven by our deployment of capital and rising SOFR rates of our floating-rate debt investments. The size of our investment portfolio at cost increased from $1,805,140 as of September 30, 2022 to $2,849,020 as of September 30, 2023. Weighted average asset yield of debt investments at cost increased from 8.8% as of September 30, 2022 to 11.8% as of September 30, 2023.
Interest income on our debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of September 30, 2023, we had one investment on non-accrual status. The amortized cost of investments on non-accrual status as of September 30, 2023 was $14,696. As of December 31, 2022, we had no investments on non-accrual status.

Expenses
The Company is responsible for investment expenses, professional fees, and other general and administrative expenses related to the Company’s operations. Expenses were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Expenses:
Interest and other financing expenses	$21,604	$6,561	$52,615	$8,669
Management fees	5,554	3,523	14,519	7,357
Income based incentive fees	6,999	3,105	17,373	3,869
Professional fees	720	725	2,656	1,535
Organization and offering costs	—	123	18	558
Directors' fees	100	77	265	230
Administrative service fees	41	30	84	90
Servicing fees	3,777	2,396	9,873	5,008
General and other expenses	—	244	15	544
Total expenses	$38,795	$16,784	$97,418	$27,860
Expense support	—	(900)	—	(2,220)
Management fees waiver	—	(1,706)	—	(5,540)
Income based incentive fees waiver	—	(3,105)	(424)	(3,869)
Net expenses	$38,795	$11,073	$96,994	$16,231
Interest Expense
Interest expense and other financing expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs, were $21,604 and $6,561 for the three months ended September 30, 2023 and September 30, 2022, respectively. The increases were primarily due to higher average borrowings outstanding over time, increased reference rates and higher cost of unsecured debt issued. For the three months ended September 30, 2023 and September 30, 2022, average borrowings outstanding were $927,513 and $493,908, respectively. The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the three months ended September 30, 2023 and September 30, 2022 were 7.97% and 4.12%, respectively.
Interest expense and other financing expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs, were $52,615 and $8,669 for the nine months ended September 30, 2023 and September 30, 2022, respectively. The increases were primarily due to higher average borrowings outstanding over time, increased reference rates and higher cost of unsecured debt issued. For the nine months ended September 30, 2023 and September 30, 2022, average borrowings outstanding were $819,065 and $220,444, respectively. The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the nine months ended September 30, 2023 and September 30, 2022 were 7.47% and 3.97%, respectively.
For more information on our borrowings, including the terms thereof, see Note 6. “Debt” in the Notes to Consolidated Financial Statements.
Base Management Fee
The base management fees, net of waiver, were $5,554 and $1,817 for the three months ended September 30, 2023 and September 30, 2022, and $14,519 and $1,817 for the nine months ended September 30, 2023 and September 30, 2022, respectively. The increase was primarily due to an increase in capital commitments. For more information on base management fee, including terms thereof, see Note 3. “Related Party Transactions” in the Notes to Consolidated Financial Statements.
Incentive Fees
The incentive fee consists of two components: (1) income-based incentive fee and (2) capital gains incentive fee. The income-based incentive fees, net of waiver, were $6,999 and $— for the three months ended September 30, 2023 and September 30, 2022, and $16,949 and $— for the nine months ended September 30, 2023 and September 30, 2022, respectively. The increase was primarily due to an increase in pre-incentive fee net investment income. For the three and nine months ended September 30, 2023 and September 30, 2022, there were no capital gains incentive fees accrued, as the Company was in a net unrealized loss position. For more information on incentive fee, including terms thereof, see Note 3. “Related Party Transactions” in the Notes to Consolidated Financial Statements.
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
For the three and nine months ended September 30, 2023, we incurred professional fees of $720 and $2,656, organization and offering costs of $— and $18, directors’ fees of $100 and $265, administrative service fees of $41 and $84, servicing fees of $3,777 and $9,873, and general and other expenses of $— and $15.
For the three and nine months ended September 30, 2022, we incurred professional fees of $725 and $1,535, organization and offering costs of $123 and $558, directors’ fees of $77 and $230, administrative service fees of $30 and $90, servicing fees of $2,396 and $5,008, and general and other expenses of $244 and $544; offset by expense support of $900 and $2,220, management fees waiver of $1,706 and $5,540, and income based incentive fees waiver of $3,105 and $3,869.
Income Taxes, Including Excise Taxes
We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our unitholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for distributions paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our unitholders, which generally relieve us from corporate-level U.S. federal income taxes. We currently intend to make sufficient distributions each taxable year to satisfy the distribution requirements in order to avoid excise tax. For the three and nine months ended September 30, 2023 and September 30, 2022 the Company did not accrue any U.S. federal excise tax.
Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	$31	$(305)	$73	$(427)
Foreign currency and other transactions	2	(6)	2	(6)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	19,488	(20,583)	39,707	(64,985)
Translation of assets and liabilities in foreign currencies	(9)	6	(9)	6
Net realized and unrealized gain (loss)	$19,512	$(20,888)	$39,773	$(65,412)

For the three and nine months ended September 30, 2023, net realized gain (loss) on our investments was $31 and $73, respectively, driven by the sale of debt investments in our portfolio. For the three and nine months ended September 30, 2022, net realized loss on our investments was $305 and $427, respectively, driven by the sale of debt investments in our portfolio.
We determine the fair value of our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation or depreciation. For the three and nine months ended September 30, 2023, net change in unrealized appreciation on our investments of $19,488 and $39,707, was primarily driven by the net increases in valuations of our debt and equity investments as a result of change in spreads in the primary and secondary markets, including in the broadly syndicated loan market.
For the three and nine months ended September 30, 2022, net change in unrealized depreciation on our investments of $20,583 and $64,985 was primarily driven by the net decreases of valuations of our debt and equity investments as a result of the volatile credit environment and spread widening in the primary and secondary markets, including in the broadly syndicated loan market.
For the three and nine months ended September 30, 2023, net change in unrealized depreciation on our investments of $181 and $49, respectively, due to foreign exchange rates fluctuation, were included in net change in unrealized appreciation (depreciation) from translation of assets and liabilities in foreign currencies.
For the three and nine months ended September 30, 2022, net change in unrealized depreciation on our investments of $308 and $308, respectively, due to foreign exchange rates fluctuation, were included in net change in unrealized appreciation (depreciation) from translation of assets and liabilities in foreign currencies.
For additional information on net realized gain (loss) and unrealized gain (loss) see Note 5. “Fair Value Measurements” in the Notes to the Consolidated Financial Statements.

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
As of September 30, 2023, we had approximately $221.7 million of cash, which taken together with our approximately $909.1 million, $336.5 million and $235.0 million of availability under the ING Facility, Wells Funding Facility and CBNA Funding Facility (subject to borrowing base availability) (each as defined in Note 6. “Debt” in the notes to the accompanying unaudited consolidated financial statements), respectively, we expect to be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of September 30, 2023, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments of $487.9 million.
Unregistered Sales of Equity Securities
For the nine months ended September 30, 2023, we held nine closings of our continuous private offering of units. As a result, the total Units issued and proceeds received related to such closings were as follows:

Unit Issuance Date	Units Issued	Proceeds Received
January 01, 2023	1,953,945	$36,304
February 01, 2023	1,882,119	35,478
March 01, 2023	3,239,025	61,347
April 01, 2023	2,999,635	56,123
May 01, 2023	4,318,642	81,277
June 01, 2023	5,260,930	98,327
July 01, 2023	4,570,513	86,154
August 01, 2023	3,071,882	58,274
September 01, 2023	5,481,417	104,366
Total	32,778,108	$617,650
As of September 30, 2023, we received, in advance, $103.5 million related to the October 1, 2023 issuance of Units in our continuous private offering. The amount received is included in the subscriptions received in advance on the Consolidated Statements of Financial Condition as of September 30, 2023.
For the nine months ended September 30, 2022, we held eight closings of our continuous private offering of units. As a result, the total Units issued and proceeds received related to such closings were as follows:

Unit Issuance Date	Units Issued	Proceeds Received
February 01, 2022	24,186,111	$483,722
March 01, 2022	10,264,044	203,434
April 01, 2022	7,621,662	150,528
May 01, 2022	6,328,434	124,860
June 01, 2022	5,045,031	97,621
July 01, 2022	4,606,552	87,478
August 01, 2022	1,891,156	36,235
September 01, 2022	2,781,091	53,758
Total	62,724,081	$1,237,636
As of September 30, 2022, we received, in advance, $50.2 million related to the October 01, 2022 issuance of Units in our continuous private offering. The amount received is included in the subscriptions received in advance on the Consolidated Statements of Financial Condition as of September 30, 2022.
Distributions and Distribution Reinvestment

The following table summarizes our distributions declared and payable for the nine months ended September 30, 2023:

Date Declared	Record Date	Payment Date	Per Unit Amount	Distribution Yield(1)	Total Amount
January 30, 2023	January 31, 2023	February 03, 2023	$0.1432	9.3%	$10,073
February 28, 2023	February 28, 2023	March 03, 2023	0.1454	9.3%	10,544
March 28, 2023	March 31, 2023	April 05, 2023	0.1460	9.3%	11,104
April 26, 2023	April 30, 2023	May 03, 2023	0.1443	9.3%	11,110
May 30, 2023	May 31, 2023	June 05, 2023	0.1450	9.3%	11,970
June 27, 2023	June 30, 2023	July 06, 2023	0.1441	9.3%	12,703
July 26, 2023	July 31, 2023	August 03, 2023	0.1453	9.3%	13,279
August 28, 2023	August 31, 2023	September 06, 2023	0.1502	9.5%	14,246
September 26, 2023	September 30, 2023	October 04, 2023	0.1507	9.5%	15,181
Total Distributions			$1.3142		$110,210
The following table summarizes our distributions declared and payable for the nine months ended September 30, 2022:

Date Declared	Record Date	Payment Date	Per Unit Amount	Distribution Yield(1)	Total Amount
February 24, 2022	February 28, 2022	March 03, 2022	$0.0469	2.8%	$1,134
March 25, 2022	March 31, 2022	April 05, 2022	0.0810	4.9%	2,793
April 26, 2022	April 30, 2022	May 04, 2022	0.0865	5.3%	3,644
May 25, 2022	May 31, 2022	June 03, 2022	0.0812	4.9%	3,947
June 24, 2022	June 30, 2022	July 06, 2022	0.0900	5.6%	4,838
July 28, 2022	July 31, 2022	August 03, 2022	0.0950	6.0%	5,528
August 29, 2022	August 31, 2022	September 06, 2022	0.1044	6.5%	6,289
September 26, 2022	September 30, 2022	October 06, 2022	0.1200	7.4%	7,373
Total Distributions			$0.7050		$35,546
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
The following table summarizes the amounts received and units issued to unitholders who have participated in the DRIP during for the nine months ended September 30, 2023:

Payment Date	DRIP Units Issued	DRIP Units Value
January 04, 2023	286,606	$5,325
February 03, 2023	288,686	5,442
March 03, 2023	298,750	5,658
April 05, 2023	310,339	5,807
May 03, 2023	320,084	6,024
June 05, 2023	343,881	6,427
July 06, 2023	355,702	6,705
August 03, 2023	379,668	7,202
September 06, 2023	406,420	7,738
Total	2,990,136	$56,328

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
For the three and nine months ended September 30, 2023, approximately 1,269,300 and 4,407,914 Units were repurchased, respectively.
For the three and nine months ended September 30, 2022, 1,769,853 and 2,076,396 Units were repurchased, respectively.
The following table further summarizes the unit repurchases completed for the nine months ended September 30, 2023:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
March 14, 2023	5.00%	$18.71	March 31, 2023	$27,162	1,451,713	2.13%	—
June 02, 2023	5.00%	$18.85	June 30, 2023	31,798	1,686,901	2.26%	—
September 01, 2023	5.00%	$19.08	September 30, 2023	24,218	1,269,300	1.47%	—
Total				$83,178	4,407,914
(1)    Percentage is based on total units as of the close of the previous calendar quarter.
(2)    All repurchase requests were satisfied in full.
The following table further summarizes the unit repurchases completed for the three months ended September 30, 2022:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
June 09, 2022	5.00%	$18.99	June 30, 2022	$5,821	306,543	0.57%	—
September 10, 2022	5.00%	$18.74	September 30, 2022	33,167	1,769,853	3.31%	—
Total				$38,988	2,076,396
(1)    Percentage is based on total units as of the close of the previous calendar quarter.
(2)    All repurchase requests were satisfied in full.
Debt

Our outstanding debt obligations were as follows:

	September 30, 2023			December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
ING Facility(1)	$925,000	$15,948	$909,052	$925,000	$621,496	$303,504
Wells Funding Facility	750,000	413,500	336,500	500,000	105,000	395,000
CBNA Funding Facility	235,000	—	235,000	N/A	N/A	N/A
Series A 2026 Notes(2)	204,000	204,000	—	N/A	N/A	N/A
Series A 2028 Notes(2)	146,000	146,000	—	N/A	N/A	N/A
Series B 2026 Notes(3)	107,000	107,000	—	N/A	N/A	N/A
Series B 2028 Notes(3)	128,000	128,000	—	N/A	N/A	N/A
Total	$2,495,000	$1,014,448	$1,480,552	$1,425,000	$726,496	$698,504
(1)    Under the ING Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2023, the Company had borrowings denominated in Euros (EUR) of 5,618. As of December 31, 2022, the Company had borrowings denominated in Euros (EUR) of 5,618.
(2)    The carrying value of the Company’s Series A 2026 Notes and Series A 2028 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $1,807 and $1,409, respectively.
(3)    The carrying value of the Company’s Series B 2026 Notes and Series B 2028 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $1,070 and $1,306, respectively.
For additional information on our debt obligations see Note 6. “Debt” in the Notes to the Consolidated Financial Statements.

RECENT DEVELOPMENTS
Subsequent to September 30, 2023 through November 3, 2023, we have closed approximately $222.0 million of new/add-on investments. Of these new commitments, approximately $222.0 million were first lien senior secured loans. We remain highly focused on conducting extensive due diligence and leveraging the Morgan Stanley platform. We continue to seek to invest in companies that are led by strong management teams, generate substantial free cash flow, have leading market positions, benefit from sustainable business models, and are well positioned to perform well despite recent market volatility. We believe the current market environment offers opportunities to seek compelling risk adjusted returns. Our investment pace will depend on several factors including the market environment, deal flow and the impact of inflation on valuations and the operations of potential portfolio companies.
Pursuant to our continuous private offering, we issued approximately 5,422,414 Units for an aggregate offering price of $103.5 million effective October 1, 2023.
Pursuant to our continuous private offering, we held a close relating to the sale of our Units for an aggregate offering price of $121.2 million effective November 1, 2023.
The Adviser determined that the personnel who provided sub-advisory services pursuant to the Sub-Advisory Agreement will now provide the same services under the direct supervision of the Adviser. Accordingly, on November 1, 2023, upon approval by the Company, the Investment Adviser and Sub-Adviser agreed to terminate the Investment Sub-Advisory Agreement. The termination of the Sub-Advisory Agreement did not result in any changes to our investment objectives and strategies or to the personnel responsible for the day to day management of our investments.

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
RELATED PARTY TRANSACTIONS
We have entered into a number of business relationships with affiliated or related parties, including the following (which are defined in the notes to the accompanying consolidated financial statements if not defined herein):
•the Investment Advisory Agreement;
•the Investment Sub-Advisory Agreement;
•the Administration Agreement;
•the Placement Agent Agreement;
•the MSDI Agreement; and
•the Expense Support Agreement.
See Note 3. “Related Party Transactions” in the Notes to the Consolidated Financial Statements.
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
Market Risk
The market value of a security may move up or down, sometimes rapidly and unpredictably. These fluctuations may cause a security to be worth less than the price originally paid for it, or less than it was worth at an earlier time. Market risk may affect a single issuer, industry, sector of the economy or the market as a whole. Global economies and financial markets are increasingly interconnected, which increases the probabilities that conditions in one country or region might adversely impact issuers in a different country or region. Conditions affecting the general economy, including political, social, or economic instability at the local, regional, or global level, may also affect the market value of a security. Health crises, such as pandemic and epidemic diseases, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have and may in the future have an adverse effect on a company’s investments and net asset value and can lead to increased market volatility. See “Part I, Item 1A. Risk Factors—General Risk Factors—Risks Relating to Our Business and Structure—We are operating in a period of capital markets disruption and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have a negative impact on our business and operations.” of our Form 10-K and “Part II, Item 1A. Risk Factors—Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics, such as the Coronavirus pandemic, may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition” of this Report.
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
As of September 30, 2023, approximately 99.9% of our debt investments were at floating rates. Based on our Consolidated Statements of Financial Condition as of September 30, 2023, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of September 30, 2023) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$84,747	$(12,883)	$71,864
Up 200 basis points	$56,498	$(8,589)	$47,909
Up 100 basis points	$28,249	$(4,294)	$23,955
Down 100 basis points	$(28,249)	$4,294	$(23,955)
Down 200 basis points	$(56,498)	$8,589	$(47,909)
Down 300 basis points	$(84,747)	$12,883	$(71,864)
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of September 30, 2023 (the end of the period covered by this report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred for the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
See also “Note 1 to Consolidated Financial Statements in Part I, Item 1. Consolidated Financial Statements and Supplementary Data” of this Form 10-Q.
Item 1A. Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the risk factors set forth below and the risk factors previously disclosed under Item 1A of the Form 10-K and under Item 1A in our quarterly report on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023, which could materially affect our business, financial condition and/or operating results. The risks disclosed below and disclosed in the Form 10-K and in our quarterly report on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023, are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results.
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
The Israel-Hamas war and the conflict between Russia and Ukraine, and resulting market volatility, could also adversely affect the Company’s business, operating results, and financial condition. The extent and duration or escalation of such conflicts, resulting sanctions and resulting future market disruptions are impossible to predict, but could be significant. Any such disruptions resulting from such conflicts and any future conflict (including cyberattacks, espionage or the use or threatened use of nuclear weapons) or resulting from actual or threatened responses to such actions could cause disruptions to any of our portfolio companies located in Europe or the Middle East or that have substantial business relationships with companies in affected regions. It is not possible to predict the duration or extent of longer-term consequences of these conflicts, which could include further sanctions, retaliatory and escalating measures, embargoes, regional instability, geopolitical shifts and adverse effects on or involving macroeconomic conditions, the energy sector, supply chains, inflation, security conditions, currency exchange rates and financial markets around the globe. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
Sales of Unregistered Securities
Refer to “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 8. Members’ Capital” in this Report, the Form 10-K and our Current Report on Form 8-K filed on July 28, 2023, August 30, 2023 and September 29, 2023, for

the issuance of our Units for the three months ended September 30, 2023. Such issuances were part of our continuous private offering and were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.
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
On August 1, 2023, we announced a quarterly tender offer that commenced on August 2, 2023 and ended at 12:01 a.m., Eastern Time, on September 1, 2023 (the “Offer”). Because there is no secondary trading market for our Units, our Board of Directors determined, after consideration of various matters, that the Offer was in the best interests of unitholders in order to provide liquidity for our unitholders. Approximately 1,269,300 of our Units were validly tendered and not withdrawn prior to the expiration of the Offer. The Units were repurchased at a price of $19.08 per Unit, which represents the net asset value per Unit as of September 30, 2023. The payment of the purchase price of the Units tendered was promptly made in cash issued to the unitholders whose tenders were accepted for purchase by us in accordance with the terms of the Offer.
Item 3: Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Termination of Sub-Advisory Agreement
The Adviser determined that the personnel who provided sub-advisory services pursuant to the Sub-Advisory Agreement will now provide the same services under the direct supervision of the Adviser. Accordingly, on November 1, 2023, upon approval by the Company, the Investment Adviser and Sub-Adviser agreed to terminate the Investment Sub-Advisory Agreement. The termination of the Sub-Advisory Agreement did not result in any changes to our investment objectives and strategies or to the personnel responsible for the day to day management of our investments.

Item 6. Exhibits
(a) Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
10.1	Master Note Purchase Agreement by and between the Company and the purchasers party thereto, dated August 10, 2023(1)
10.2
Loan and Security Agreement, dated as of September 12, 2023, among PIF Financing II SPV LLC, as borrower, Citizens Bank, N.A., as facility agent and as a lender, the other lenders party thereto, North Haven Private Income Fund LLC, as servicer, as equityholder and as transferor, and State Street Bank and Trust Company, as collateral agent, as account bank and as collateral custodian(2)

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Filed herewith
(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on August 11, 2023 (File No. 814-01489)
(2)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on September 15, 2023 (File No. 814-01489)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

North Haven Private Income Fund LLC
Dated: November 3, 2023	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (Principal Executive Officer)

Dated: November 3, 2023	By:	/s/ Orit Mizrachi
Orit Mizrachi Interim Chief Financial Officer (Interim Principal Financial Officer)