Form 10-K
period 2023-12-31
North Haven Private Income Fund LLC
filed 2024-03-04
CIK 1851322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of March 4, 2024, there was no established public market for the registrant’s limited liability company units.
The number of the registrant’s Class S Units outstanding at March 4, 2024 was 135,613,984.
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
•the terms “Morgan Stanley” or the “Firm” refer to Morgan Stanley (NYSE: MS) and its consolidated subsidiaries. For the avoidance of doubt, we are not a subsidiary of, or consolidated with, Morgan Stanley. Furthermore, Morgan Stanley has no obligation, contractual or otherwise, to financially support us. Morgan Stanley has no history of financially supporting any of the other MS BDCs, even during periods of financial distress;
•the term “IM” refers to the Morgan Stanley Investment Management platform, which is Morgan Stanley’s investment management unit and represents one of Morgan Stanley’s three business segments;
•the term “MS Private Credit” refers to the U.S. private credit strategies within the private credit platform of IM;
•the terms “Adviser” or “Investment Adviser” refer to MS Capital Partners Adviser Inc., our investment adviser, an indirect, wholly owned and consolidated subsidiary of Morgan Stanley;
•the term “Administrator” refers to MS Private Credit Administrative Services LLC, our administrator, an indirect, wholly owned and consolidated subsidiary of Morgan Stanley;
•the term “MS BDCs” refers to the Company and the other business development companies, or BDCs, managed by our Adviser;
•the term “Units” refers to our Class S Units; and
•references to “this Form 10-K” and “this report” are to this Annual Report on Form 10-K for the year ended December 31, 2023.
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
•risk associated with possible disruptions in our operations or the economy generally, including disruptions from the impact of global health events;
•uncertainty and changes in the general interest rate environment;
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
•our ability to maintain our qualification as a BDC and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);
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
You should understand that under Section 27A(b)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to forward-looking statements made in periodic reports we file under the Exchange Act.
Part I
Item 1. Business
We are a Delaware limited liability company formed on March 4, 2021 and structured as a non-diversified, externally managed specialty finance company focused on lending to middle-market companies. We have elected to be regulated as a BDC under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated, and intend to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code. We are a private, perpetual-life BDC, which is a BDC whose units are not listed for trading on a stock exchange or other securities market. We use the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration whose units are intended to be sold by us monthly on a continuous basis at a price generally equal to our monthly net asset value per Unit. We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. We are externally managed by the Adviser, an indirect wholly owned subsidiary of Morgan Stanley. We are not a subsidiary of, or consolidated with, Morgan Stanley.
Our investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies in which private equity sponsors have a controlling equity stake in the portfolio company. For the purposes of this report, “middle-market companies” refers to companies that, in general, generate annual earnings before interest, taxes, depreciation and amortization, or EBITDA, in the range of approximately $15 million to $200 million, although not all of our portfolio companies will meet this criterion.
We invest primarily in directly originated senior secured term loans including first lien senior secured term loans (including unitranche loans) and second lien senior secured term loans, with the balance of our investments expected to be in higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic asset purchases. Typical middle-market senior loans may be issued by middle-market companies in the context of leveraged buyouts, or LBOs, acquisitions, debt refinancings, recapitalizations, and other similar transactions. We generally expect our debt investments to have a stated term of five to eight years and typically to bear interest at a floating rate usually determined on the basis of a benchmark such as the Secured Overnight Financing Rate, or SOFR. We also make investments in traded bank loans and other liquid debt securities of U.S. corporate issuers, including broadly syndicated loans, which may provide more liquidity than our private credit investments, for cash management purposes, including to manage payment obligations under our unit repurchase program. Depending on various factors, including our cash flows and the market for middle-market company debt investments, we expect that our liquid loan portfolio could represent a material portion of our investments from time to time.
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
Morgan Stanley launched its private credit platform in 2010. The private credit platform includes dedicated strategies targeting different credit products, asset yields and issuer sizes, resulting in a platform that we believe is well positioned to provide scale and flexible financing solutions to borrowers, maximize deal origination and enhance the ability to generate attractive risk adjusted returns for our unitholders. These strategies include U.S. private credit (referred to herein as MS Private Credit), European private credit and tactical credit.
Our Adviser, an indirect, wholly owned subsidiary of Morgan Stanley, was established in 2007 and serves as the investment adviser for various funds, accounts and strategies, including the funds and accounts on the MS Private Credit platform, including the MS BDCs, and managed approximately $18.5 billion in committed capital1 as of January 1, 2024.
1Committed capital is calculated as aggregate capital commitments received and total committed leverage within each of the funds or accounts with exception for funds past their investment period, where committed capital is calculated as invested capital.
MS Private Credit’s primary areas of focus include:
•Direct Lending. As of December 31, 2023, the Direct Lending strategy includes us and the other MS BDCs advised by our Adviser and other funds and separately managed accounts. Investments made primarily in directly originated first lien senior secured and second lien senior secured loans, mezzanine notes, unsecured debt, preferred stock, and common stock issued by U.S. middle-market companies owned by private equity firms, typically, although not always, with annual EBITDA of up to $200 million. As of January 1, 2024, Direct Lending managed approximately $15.6 billion in committed capital.
•Opportunistic Credit. Investments made primarily in complex assets, unusual credit situations or companies experiencing difficulties in sourcing capital. Other potential investments included in this category may include purchasing public or private securities in the open market at deep discounts to their fundamental value. Investments are made primarily in first lien senior secured and second lien senior secured loans, mezzanine notes, unsecured debt, preferred stock and common stock issued by U.S. middle-market companies, typically, although not always, with annual EBITDA of $10 million to $100+ million. As of January 1, 2024, Opportunistic Credit managed approximately $2.9 billion in committed capital.
Our Adviser’s investment committee servicing us, or the Investment Committee, is comprised of ten senior investment professionals of IM and is chaired by Jeffrey S. Levin, our Chief Executive Officer and President and a member of our Board of Directors. The Investment Committee members have an average of over 23 years of relevant industry experience and have experience investing across multiple credit cycles and different investing environments, including the global financial crisis of 2008. All investment decisions are reviewed and approved by the Investment Committee, which has principal responsibility for approving new investments and overseeing the management of existing investments.
Our Adviser is served by experienced investment professionals, or the Investment Team, within the MS Private Credit platform. The Investment Team is responsible for origination, due diligence, underwriting, structuring and monitoring each investment throughout its life cycle. In addition to our executive officers and their support teams, the MS Private Credit platform is supported by numerous professionals in legal, compliance, risk management, finance, accounting and tax who help support the platform by providing guidance on our operations.

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
IM is a global investment manager, delivering innovative investment solutions across public and private markets. As of December 31, 2023, IM managed approximately $1.5 trillion in assets under management across its business lines, which include equity, fixed income, liquidity, real assets and private investment funds.
Expense Support and Conditional Reimbursement Agreement
We have entered into the Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser. The Adviser may elect to pay our expenses on our behalf (each, an “Expense Payment”), provided that no portion of the payment will be used to pay any of our interest expense and/or distributions. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Company in any combination of cash or other immediately available funds no later than 45 days after such commitment was made in writing, and/or offset against amounts due from the Company to the Adviser or its affiliates.
The Administrator
Our Administrator, an indirect, wholly owned subsidiary of Morgan Stanley, provides the administrative services necessary for us to operate pursuant to an administration agreement, dated November 4, 2021 between us and the Administrator (the “Administration Agreement”). The Administration Agreement was most recently renewed in August 2023.
We do not currently have any employees. We pay no compensation directly to any interested director or executive officer of the Company. We pay our Administrator our allocable portion of certain expenses incurred by our Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer. Our Administrator is reimbursed for certain expenses it incurs on our behalf. Our Administrator reserves the right to waive all or part of any reimbursements due from us at its sole discretion. See “––Administration Agreement” below for a discussion of the expenses that we reimburse to the Administrator (subject to the review and approval of our Independent Directors).
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
We invest primarily in companies backed by leading private equity sponsors with strong track records. We believe lending to sponsor-backed companies (or companies where private equity sponsors hold a controlling equity position) versus non-sponsor-backed companies (or companies where private equity sponsors do not hold a controlling equity position) has many distinct potential advantages including:
•Strong, predictable deal flow given significant private equity committed capital;
•Well-capitalized borrowers, including potential access to additional capital from sponsors, if needed;
•Access to detailed financial, operational, industry data, and third-party legal and accounting due diligence reports conducted by the sponsor as part of their due diligence;
•Proper oversight and governance provided by an experienced management team and a board of directors, as well as other industry and/or operating expertise from the sponsors;
•Natural alignment of interests between lender and sponsor given focus on exit strategy; and
•Supplemental diligence beyond the credit analysis of the borrower, given the ability to analyze track records of each private equity firm.
We have created what we believe is a defensive portfolio of investments focusing on generally avoiding issuer or industry concentration and anchoring our portfolio in first lien loans in order to mitigate risk and achieve our investment objective. We focus primarily on U.S. middle-market companies. However, to the extent that we invest in foreign companies, we intend to do so in accordance with the limitations under the 1940 Act and only in jurisdictions with established legal frameworks and a history of respecting creditor rights, including the United Kingdom and countries that are members of the European Union, as well as Canada, Australia and Japan. Our investment strategy is predicated on seeking to lend to companies with proven management teams in what we believe to be non-cyclical industry sectors. As of December 31, 2023, our exposure to businesses that the Adviser believes may be subject to business cycle volatility, was approximately 5.2% of our gross investment commitments, excluding the liquid loan portfolio.

Additionally, we typically avoid direct exposure to investments in certain sectors such as in companies whose primary revenues are related to retail, restaurants, energy, alcohol, tobacco, and pornography, and the avoidance of investments in such sectors is separate and apart from the ESG (as defined below) considerations described below. See “—Investment Process—Due Diligence & Structuring” below.
Investment Criteria
In order to achieve our investment objectives, we seek to build an investment portfolio that consists primarily of directly originated floating rate first lien senior secured term loans (including unitranche loans) and second lien senior secured term loans of U.S. middle-market companies. The balance of our investments is expected to be in higher-yielding assets such as mezzanine debt, unsecured debt and equity investments in U.S. middle-market companies, and other opportunistic asset purchases. Our debt investments typically have maturities of five to eight years. We seek to create and have created what we believe is a defensive portfolio of investments by focusing on generally avoiding issuer or industry concentration and anchoring our portfolio in first lien loans in order to mitigate risk and achieve our investment objective.
We expect our target portfolio companies to exhibit some, or all, of the following characteristics at the time of the initial investment, although not all of our portfolio companies will meet these criteria:
•EBITDA of $15 – $200 million;
•Defensible, leading market positions;
•Unique or specialized strategy or other meaningful barriers to entry;
•Low technology or market risks;
•Diversified product offering, customer and supplier base;
•Stable cash flows;
•Low capital expenditure requirements;
•General avoidance of what we believe to be cyclical industry sectors;
•Predominantly North American base of operations;
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
•Structuring investments focused on providing us with security, covenant protection and current income while seeking to provide our borrowers with adequate liquidity and flexibility to operate; and
•Ongoing active management of our portfolio companies through consistent dialogue with management and/or the sponsor, review of financial reporting, monitoring of key performance indicators and evaluation of exit strategies.
Investment Criteria-Liquid Credit
Our Adviser invests a portion of our portfolio in traded bank loans and other liquid debt securities of U.S. corporate issuers, including broadly syndicated loans, for cash management purposes including, among other things, to manage payment obligations under our unit repurchase program. These investments are primarily in floating rate first lien senior secured broadly distributed loans to U.S. corporate issuers. Our Adviser focuses on issuers with a proven management team, strong market position, strong ownership and significant junior capital cushion, which means any equity and debt in the capital structure that ranks junior to the debt securities acquired by the Company, which our Adviser believes help mitigate risks.

Market Opportunity
We believe the middle-market direct lending market environment continues to be attractive, despite the recent market volatility resulting from elevated inflation and broader macroeconomic uncertainty.
Demand for Direct Lending Solutions
We believe that demand has increased for financing from direct lenders relative to other sources because of the attractiveness of the product as well as structural and market factors. According to Preqin, private credit’s share of the sub-investment grade credit market, relative to the high yield and syndicated loan markets, has increased from 3% in 2010 to 22% as of June 30, 2023.
•We believe that when sponsors experience the flexibility of private credit transactions and the speed and certainty of execution, they will continue to seek financing from non-bank lenders. We believe this presents a compelling opportunity for us to invest in quality companies on attractive terms and conditions.
•Bank participation in middle-market secured loans decreased in recent years. We believe recent market- driven disruptions in the regional bank sector could further constrain bank capacity for middle market secured lending.
•Certain private equity sponsors who historically sought to finance their transactions in the public, syndicated markets have turned to private credit providers, including us, to finance their transactions.
Large and Growing U.S. Middle-Market
We believe U.S. middle-market companies represent a large and growing opportunity set and will likely require additional amounts of private debt financing for various purposes.
•Recent data from Refinitiv LPC, a premier global provider of information on the syndicated loan and high yield bond markets, indicates that there are approximately $618 billion of middle-market loans with maturities between the second quarter of 2023 and the fourth quarter of 2029 that will likely require a refinancing event.
•In addition, data from Preqin shows that as of December 31, 2023, there was more than $1,045 billion of raised, but not yet invested, capital by global private equity managers, representing a sizeable pool of support for both new and existing investments.
We expect that these two important dynamics will provide for significant financing opportunities for lenders like us who have longstanding and deep relationships with middle-market private equity firms.
Attractive Attributes of Middle-Market Direct Lending
We believe that focusing on lending to private equity owned middle-market businesses will provide for attractive risk adjusted return opportunities due to a series of structural and market factors. We have generally witnessed an improvement in terms in recent periods, including higher reference rates, still-elevated spreads, conservative leverage profiles and lender-friendly documentation.
Although leveraged buyout activity has remained relatively subdued in recent quarters, the private credit market has continued to present high quality opportunities, that could offer compelling risk-adjusted returns.
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
Competitive Advantages
We believe we are able to execute on our investment objective and achieve attractive risk-adjusted returns as a result of our competitive strengths. In addition to the Adviser’s relationships with middle-market private equity firms, the Firm has relationships with many middle-market private equity firms and middle-market companies that may provide significant investment opportunities. MS Private Credit is the primary private credit investment management platform of the Firm. The Adviser capitalizes on the significant number of lending opportunities with middle-market companies through relationships established by the Firm and otherwise. We believe the large volume of potential lending opportunities and scale of the MS Private Credit origination and due diligence platform allows us to increase investment selectivity and potentially enhance risk-adjusted returns.
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

In all cases, subject to applicable laws, rules and regulations, information barriers, confidentiality provisions and policies and procedures, our Adviser utilizes Morgan Stanley’s global resources throughout the life cycle of each investment. The Investment Teams consult with teams across IM, ISG (and its business units, Investment Banking, Sales and Trading, Commodities and Equity and Fixed Income Research) and WM to assess potential investments and determine the investment opportunities to which we should devote substantial time and resources. Upon the consummation of a transaction, our Adviser monitors each portfolio company investment. We believe that we benefit, where appropriate, from the expertise, infrastructure, track record, relationships and institutional knowledge of Morgan Stanley.
Access to certain parts of Morgan Stanley may be limited in certain instances by a number of factors, including third-party confidentiality obligations and information barriers established by Morgan Stanley in order to manage compliance with applicable law and potential conflicts of interest and regulatory restrictions, including without limitation joint transaction restrictions pursuant to the 1940 Act and internal policies and procedures. The investment sources described above are not necessarily indicative of all sources that the Adviser may utilize in sourcing investments for us. There can be no assurance that the Adviser will be able to source investments from any one or more parts of the Morgan Stanley network, implement our strategy, achieve our investment objectives, find investments that fit its investment criteria or avoid substantial losses. For additional information, see “Part I, Item 1A. Risk Factors—Risks Relating to Our Business and Structure—There are significant potential conflicts of interest that could affect our investment returns.”
Highly Differentiated Deal Sourcing Advantages
We believe the relationships that the Investment Team maintains with sponsors, commercial and investment banks, industry executives and financial intermediaries provides a strong pipeline of proprietary investment opportunities. However, unlike many other competing alternative lending strategies, our Adviser operates within a global financial institution with multiple groups within the Firm. We expect the broader Morgan Stanley platform to be a source of potential lending opportunities. We believe this position within the Firm is a key factor that differentiates us and constitutes a meaningful competitive advantage relative to other private credit funds and BDCs.
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
Experienced and Accomplished Investment Team & Investment Committee
The Investment Team is led by investment professionals with extensive experience in credit and principal investing, credit analysis, credit origination and structuring. Jeffrey S. Levin, our Chief Executive Officer and President and member of the Board of Directors, has principal management responsibility for us and serves as Chair of the Investment Committee. Mr. Levin has over 22 years of experience in direct lending, mezzanine lending, credit investing and leveraged finance, and he also currently serves as the Chief Executive Officer and President and a member of the board of directors of each of the MS BDCs. Prior to that, through his tenure at The Carlyle Group as Managing Director and Partner, a member of the management team of the Carlyle private credit platform and as President of certain BDCs managed by affiliates of The Carlyle Group, he also has direct experience in successfully capitalizing and managing BDCs. Before working at The Carlyle Group, Mr. Levin was a founding member of the MS Private Credit platform.
The Investment Committee members have an average of over 23 years of relevant industry experience. The Investment Committee is comprised of senior members of IM and provides guidance to the Investment Team throughout the investment process.
In addition, the Investment Team has strong private equity sponsor and intermediary relationships and a highly developed network within Morgan Stanley. Collectively, the investment professionals of the Adviser have substantial leveraged lending experience, and we believe the Investment Team is well positioned to generate attractive risk-adjusted returns.
MS Credit Partners Holdings, Inc. Investment
MS Credit Partners Holdings, Inc., an indirect, wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, has entered into subscription agreements and has made capital contributions at the closings of the Company’s continuous private offering through December 31, 2023, representing an aggregate capital contribution of $25.0 million, in exchange for 1,256,051 Units. Because MS Credit Partners Holdings, Inc. has made an aggregate capital contribution of $25.0 million as of the date of this report, MS Credit Partners Holdings, Inc. has no further obligation, contractual or otherwise, to support us. Morgan Stanley has no history of financially supporting any of the BDCs on the MS Private Credit platform, even during periods of financial distress.

Investment Process
Our investment activities are managed by our Adviser. Our Adviser is responsible for origination, underwriting, structuring and monitoring our investments.
The Adviser’s investment process has five stages: Origination, Preliminary Screen, Due Diligence & Structuring, Investment Committee Approval & Closing and Portfolio Management, and it employs the same rigorous and disciplined investment process to all types of investments. The Investment Team works on a particular transaction from origination to close and continues to monitor each investment throughout its life cycle.
Origination
We believe we benefit from the Adviser’s highly differentiated direct origination platform. The MS Private Credit origination platform is complemented by opportunities sourced by other Morgan Stanley divisions and businesses.
The Firm has deep relationships with many middle-market private equity firms and middle-market companies that may provide significant investment opportunities. MS Private Credit is the primary private credit investment management platform across the Firm. The Adviser seeks to capitalize on the significant number of lending opportunities with middle-market companies through relationships established by the Firm.
We believe the large volume of untapped potential lending opportunities and the scale of the MS Private Credit origination and due diligence platform allows us to increase investment selectivity and potentially enhance risk-adjusted returns.
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
The Investment Team reviews ESG considerations as part of its due diligence process. As a part of ESG due diligence, the Investment Team evaluates each potential borrower utilizing a standard ESG template to determine an ESG score for each potential borrower. Borrowers who score beneath an internally set threshold require additional discussion and consideration by the Investment Committee. The identification of a material ESG risk will not necessarily be determinative in our Adviser’s decision to lend to a potential borrower, and we may invest in portfolio companies that score poorly in our Adviser’s ESG due diligence. In addition, material ESG issues are reported and discussed as part of the Adviser’s ongoing portfolio management processes on a regular basis.

Investment Committee Approval & Closing
The Investment Committee is engaged throughout the investment process to provide guidance on best practices, industry expertise and related deal experience drawn from their relevant experience.
Based on the findings in the Due Diligence & Structuring phase, the Investment Team prepares a detailed memo that is presented to the Investment Committee.
A majority of the Investment Committee, including approval by Mr. Levin, must approve a transaction in order for us to pursue the opportunity. Once approved, the Investment Team works towards closing and funding the investment. Any changes to the investment after approval along with key legal terms are documented and circulated to the Investment Committee prior to closing in the form of a closing memo.
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
Risk Rating 1 — In the opinion of our Adviser, investments in Risk Rating 1 involve the least amount of risk relative to our initial cost basis at the time of origination or acquisition. Risk Rating 1 investments performance is above our initial underwriting expectations and the business trends and risk factors are generally favorable, which may include the performance of the portfolio company, or the likelihood of a potential exit.
Risk Rating 2 — In the opinion of our Adviser, investments in Risk Rating 2 involve a level of risk relative to our initial cost basis at the time of origination or acquisition. Risk Rating 2 investments are generally performing in line with our initial underwriting expectations and risk factors to ultimately recoup the cost of our principal investment and are neutral to favorable. All new originated or acquired investments are initially included in Risk Rating 2.
Risk Rating 3 — In the opinion of our Adviser, investments in Risk Rating 3 indicate that the risk to our ability to recoup the initial cost basis at the time of origination or acquisition has increased materially since the origination or acquisition of the investment, such as declining financial performance and non-compliance with debt covenants; however principal and interest payments are not more than 120 days past due.
Risk Rating 4 — In the opinion of our Adviser, investments in Risk Rating 4 involve a borrower performing substantially below expectations and indicate that the loan’s risk has increased substantially since origination or acquisition. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. For Risk Rating 4 investments, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis at the time of origination or acquisition upon exit.
Our Adviser rates the investments in our portfolio at least quarterly and it is possible that the rating of a portfolio investment may be changed over time. For investments rated 3 or 4, our Adviser enhances its level of scrutiny over the monitoring of such portfolio company by conducting a formal review of the portfolio company on a monthly basis and taking any actions deemed appropriate from the results of such review. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio, Investment Activity and Results of Operations” for further details.

Beyond the policies and protocols detailed above, our Investment Team performs analysis and projections in response to market conditions to assess potential exposure to our portfolio. Sample analysis includes evaluation of the impact from market, economic and geopolitical conditions that may from time to time result in periods of capital markets volatility and economic uncertainty.
The Internal Risk Ratings do not constitute any rating of investments by a nationally recognized statistical rating organization or represent or reflect any third-party assessment of any of our investments.
Liquid Loan Portfolio
Our Adviser invests a portion of our portfolio in traded bank loans and other liquid debt securities of U.S. corporate issuers, including broadly syndicated loans, for cash management purposes including, among other things, to manage payment obligations under our unit repurchase program. Our Adviser’s credit research analysts, specialized by industry, conduct a thorough four-part analysis - fundamental credit analysis, quantitative analysis, structural analysis and relative value analysis and identify investments that meet the parameters. Depending on various factors, including our cash flows and the market for middle-market company debt investments, we expect that our liquid loan portfolio could represent a material portion of our investments from time to time.
Allocation of Investment Opportunities and Potential Conflicts of Interest; Co-Investment Opportunities
As a diversified global financial services firm, Morgan Stanley engages in a broad spectrum of activities. In the ordinary course of its business, Morgan Stanley is a full-service investment banking and financial services firm and therefore engages in activities where Morgan Stanley’s interests or the interests of its clients may conflict with the interests of our unitholders. Morgan Stanley has advised and may advise clients and has sponsored, managed or advised Affiliated Investment Accounts (as defined below) with a wide variety of investment objectives that in some instances may overlap or conflict with our investment objectives and present conflicts of interest. Certain members of the Investment Team and the Investment Committee will make investment decisions on behalf of Affiliated Investment Accounts, including Affiliated Investment Accounts with investment objectives that overlap with ours. The term “Affiliated Investment Accounts” includes certain alternative investment funds, regulated funds and investment programs, accounts and businesses that are advised by or affiliated with the Adviser or its affiliates or through which IM otherwise conducts its business, together with any new or successor to such funds, programs, accounts or businesses. For instance, the Adviser serves as the investment adviser to the other MS BDCs, whose investment objectives overlap with our investment objectives. For the avoidance of doubt, we are not a subsidiary of or consolidated with Morgan Stanley. Furthermore, Morgan Stanley has no obligation, contractual or otherwise, to financially support us. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—MS Credit Partners Holdings Investment.” Morgan Stanley has no history of financially supporting any of the BDCs on the MS Private Credit platform, even during periods of financial distress.
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
We have applied for a new exemptive relief order which, if granted, would supersede the Order and would permit us greater flexibility with respect to negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Funds (each as defined in the application). There can be no assurance that we will obtain such new exemptive relief from the SEC.
Competition
Our primary competitors in providing financing to middle-market companies include public and private investment funds, other BDCs, commercial finance companies and, to the extent they provide an alternative form of financing, private equity, mezzanine and hedge funds, as well as issuers of collateralized loan obligations (“CLOs”) and other structured loan funds, and to a lesser extent, commercial and investment banks. Some of our potential competitors may be more experienced and may have more resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. Our competitors have incurred, or may in the future incur, leverage to finance their debt investments at levels or on terms more favorable than those available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we do, which could allow them to consider a wider variety of investments and establish more relationships than us.
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
Investments
As of December 31, 2023, we had investments in 212 portfolio companies across 42 industries. Based on fair value as of December 31, 2023, approximately 99.9% of our debt portfolio was invested in debt bearing a floating interest rate, which are primarily subject to interest rate floors for the applicable reference rate. As of December 31, 2023, our weighted average total yield of investments in debt securities at amortized cost was 11.8%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2023.
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
The composition of our investment portfolio at cost and fair value is as follows (dollar amounts in thousands):

	December 31, 2023			December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$3,154,304	$3,127,610	97.9%	$1,994,650	$1,919,673	97.2%
Second Lien Debt	37,685	32,040	1.0	27,015	26,043	1.3
Other Investments	35,460	35,836	1.1	29,520	29,393	1.5
Total	$3,227,449	$3,195,486	100.0%	$2,051,185	$1,975,109	100.0%

The industry composition of investments at fair value was as follows:

	December 31, 2023	December 31, 2022
Aerospace & Defense	0.9%	1.3%
Air Freight & Logistics	2.4	3.9
Automobile Components	1.8	1.5
Automobiles	0.8	0.7
Beverages	0.2	0.2
Biotechnology	0.4	0.4
Broadline Retail	0.2	0.2
Building Products	0.4	0.6
Chemicals	2.3	2.4
Commercial Services & Supplies	6.5	7.8
Construction & Engineering	1.1	0.5
Construction Materials	0.2	0.3
Consumer Finance	0.2	0.2
Consumer Staples Distribution & Retail	0.2	0.4
Containers & Packaging	0.6	1.2
Distributors	4.7	6.2
Diversified Consumer Services	5.4	5.5
Electrical Equipment	0.1	0.1
Electronic Equipment, Instruments & Components	4.0	2.4
Entertainment	—	0.2
Financial Services	3.0	1.4
Ground Transportation	0.2	0.2
Health Care Equipment & Supplies	2.1	0.2
Health Care Providers & Services	9.3	8.2
Health Care Technology	3.7	2.4
Hotels, Restaurants & Leisure	—	0.3
Household Products	0.2	0.2
Industrial Conglomerates	2.6	2.2
Insurance Services	14.0	11.9
Interactive Media & Services	0.2	0.3
IT Services	2.6	4.5
Leisure Products	0.3	0.5
Life Sciences Tools & Services	0.2	0.3
Machinery	1.2	2.2
Media	0.2	0.5
Metals & Mining	0.2	0.2
Multi-Utilities	0.9	—
Oil, Gas & Consumable Fuels	—	0.4
Personal Care Products	0.1	0.2
Pharmaceuticals	1.7	2.5
Professional Services	2.7	2.5
Real Estate Management & Development	3.6	2.4
Software	18.1	20.3
Specialty Retail	0.1	0.1

Wireless Telecommunication Services	0.4	0.1
Total	100.0%	100.0%
The geographic composition of investments at cost and fair value was as follows (dollar amounts in thousands):

	December 31, 2023			December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Australia	$56,971	$57,389	1.8%	$35,707	$34,850	1.8%
Canada	25,650	25,481	0.8	29,405	29,291	1.5
United Kingdom	44,254	45,077	1.4	44,765	44,187	2.2
United States	3,100,574	3,067,539	96.0	1,941,308	1,866,781	94.5
Total	$3,227,449	$3,195,486	100.0%	$2,051,185	$1,975,109	100.0%
See the Consolidated Schedule of Investments as of December 31, 2023 in “Item 8. Consolidated Financial Statements and Supplementary Data—Consolidated Schedule of Investments” for more information on these investments.
Capital Resources and Borrowings
As a RIC, we intend to distribute substantially all of our net income to our unitholders. We anticipate generating cash from the issuance of units and cash flows from operations, including interest received on our debt investments.
Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of units senior to our Units if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of December 31, 2023 and December 31, 2022, our asset coverage ratio was 351.4% and 274.3%.
While any indebtedness and senior securities remain outstanding, we must take provisions to prohibit any distribution to our unitholders (which may cause us to fail to distribute amounts necessary to avoid entity-level taxation under the Code), or the repurchase of such securities or units unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. In addition, we must also comply with positive and negative covenants customary for these types of facilities. See Note 6. “Debt” in the notes to the accompanying unaudited consolidated financial statements.
Investment Advisory Agreement
Pursuant to the Investment Advisory Agreement, we pay our Adviser a fee for investment advisory and management services consisting of two components – a base management fee and an incentive fee. As a part of the Investment Advisory Agreement, we agree to reimburse the Adviser for certain expenses it incurs on our behalf.
Base Management Fee
The base management fee is calculated at an annual rate of 1.25% based on the average of our net asset value at the end of the two most recently completed calendar months. All or part of the base management fee not taken as to any month will be deferred without interest and may be taken in any subsequent month prior to the termination of the Investment Advisory Agreement, and any such recoupment would be subject to any applicable expense waiver. Base management fees for any partial month are prorated based on the number of days in the month.
Incentive Fee
We also pay the Adviser an incentive fee consisting of two parts. The first part is determined and paid quarterly based on our pre-incentive fee net investment income and the second part is determined and payable in arrears based on net capital gains as of the end of each calendar year or upon termination of the Investment Advisory Agreement.
Pre-incentive fee net investment income is defined as interest income, dividend income and any other income accrued during the calendar quarter, minus operating expenses for the quarter, including the base management fee, expenses payable under the Administration Agreement and any interest expense and distributions paid on any issued and outstanding preferred units, but excluding the incentive fee and any servicing fees and/or distribution fees paid to broker dealers. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as debt instruments with payment-in-kind (“PIK”) interest and zero coupon securities), accrued income that we have not yet received in cash. The Investment Adviser is not obligated to return any incentive fee it receives on PIK interest that is later determined to be uncollectible in cash.

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
Under U.S. GAAP, we are required to accrue an incentive fee on capital gains, including unrealized capital appreciation even though such unrealized capital appreciation is not included in calculating the incentive fee payable under the Investment Advisory Agreement. If such amount is positive at the end of a period, then we record an incentive fee on capital gain incentive fee equal to 12.5% of such amount, less the aggregate amount of any previously paid capital gain incentive fees. If such amount is negative, no accrual is recorded for such period.
Our Board of Directors monitors the mix and performance of our investments over time and seeks to satisfy itself that the Adviser is acting in our interests and that our fee structure appropriately incentivizes the Adviser to do so.

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
Assumptions
Investment income (including interest, dividends, fees, etc.) = 2.5% Hurdle rate(1) = 1.25%
Base management fee(2) = 0.3125%
Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.175%
Pre-incentive fee net investment income (investment income – (base management fee + other expenses)) = 2.0125%
Incentive fee = 12.5% × pre-incentive fee net investment income, subject to “catch-up”(4)
= 100% × “catch-up” + (12.5% × (pre-incentive fee net investment income – 1.4286%)) Catch-up = 1.4286% – 1.25% = 0.1786%
Incentive fee = (100% × 0.1786%) + (12.5% × (2.0125% – 1.4286%))
= 0.1786% + (12.5% × 0.5839%)
= 0.1786% + 0.0730%
(*) The hypothetical amount of pre-incentive fee net investment income shown is based on a percentage of total net assets.
(1)Represents 5% annualized hurdle rate.
(2)Represents 1.25% annualized base management fee.
(3)Excludes organizational and offering expenses.
(4)The “catch-up” provision is intended to provide our Adviser with an incentive fee of 12.5% on all of our pre-incentive fee net investment income as if a hurdle rate did not apply when our net investment income exceeds 1.4286% in any calendar quarter.
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
$4.375 million cumulative fee (12.5% multiplied by $35 million cumulative realized capital gains) less $4.0 million (previous cumulative capital gains fees paid in Year 2 and Year 3)
•Year 5: None
$3.125 million cumulative fee (12.5% multiplied by $25 million ($35 million cumulative realized capital gains less $10 million realized capital losses)) less $4.375 million (previous Cumulative Capital Gains fee paid in Year 2, 3 and Year 4)
Administration Agreement
We entered into the Administration Agreement with our Administrator who provides us with office space, office services and equipment. Under the Administration Agreement, our Administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology, internal audit and investor relations, and being responsible for the financial records that we are required to maintain and preparing reports to our unitholders and reports filed with the SEC. In addition, our Administrator assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our unitholders, our internal control assessment under the Sarbanes-Oxley Act, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administration Agreement had an initial term of two years and continues thereafter from year to year if approved annually by our Board of Directors, which most recently approved the renewal of the Administration Agreement in August 2023.
Payments under the Administration Agreement are equal to an amount that reimburses our Administrator for its costs and expenses and our allocable portion of certain expenses incurred by our Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the compensation paid to our Chief Compliance Officer and Chief Financial Officer. Our Board of Directors, including our Independent Directors, reviews the allocable portion of certain expenses incurred by our Administrator in performing its obligations under the Administration Agreement to determine whether such expenses are reasonable and allocated appropriately among us and other funds sponsored or advised by the Administrator and its affiliates. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. Additionally, we ultimately bear the costs of any sub-administration agreements that our Administrator enters into.
Our Administrator reserves the right to waive all or part of any reimbursements due from us at its sole discretion.
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
In addition, pursuant to a sub-administration agreement, our Administrator has engaged State Street Bank and Company (or “State Street”) to act on behalf of our Administrator in the performance of certain other administrative services for us. We have also engaged State Street directly to serve as our custodian and as our Units transfer agent, distribution paying agent and registrar.
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
Any periodic repurchase offers will be subject in part to our available cash and compliance with the BDC and RIC qualification and diversification rules promulgated under the 1940 Act and the Code, respectively. While we intend to conduct quarterly repurchase offers as described above, we are not required to do so and may suspend or terminate the unit repurchase program at any time. As a result, unit repurchases may not be available each quarter. We have conducted such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act.
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
There is no assurance that our Board of Directors will exercise its discretion to offer to repurchase units in any given quarter, or at all, or that there will be sufficient funds available to accommodate all of our unitholders’ requests for repurchase. As a result, we may repurchase less than the full amount of units that a unitholder requests to have repurchased. If we do not repurchase the full amount of a unitholder’s units requested to be repurchased, or we determine not to make repurchases of a unitholder’s units, a unitholder will likely not be able to dispose of units, even if we under-perform. Any periodic repurchase offers will be subject in part to our available cash and compliance with the RIC qualification and diversification rules and the 1940 Act. Unitholders will pay neither a direct nor indirect fee to us in connection with our repurchase of units under the unit repurchase program.
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
•We depend upon our Adviser, and our Administrator for our success and upon their access to the investment professionals and partners of Morgan Stanley and its affiliates.
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
•Our incentive fee structure may create incentives for the Adviser that are not fully aligned with the interests of our unitholders and may induce the Adviser to make speculative investments.
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
•We are a non-diversified investment company within the meaning of the 1940 Act.
•Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or unitholder approval, and we may temporarily deviate from our regular investment strategy.
•The Adviser and Administrator can each resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time.
•The liability of each of the Adviser and the Administrator is limited.
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
Regulation as a Business Development Company
General
We have elected to be regulated as a BDC under the 1940 Act. A BDC is a specialized investment vehicle that elects to be regulated under the 1940 Act as an investment company but is generally subject to less onerous requirements than other registered investment companies under a regime designed to encourage lending to U.S.-based small and mid-sized businesses. Unlike many similar types of investment vehicles that are restricted to being private entities, the stock of a BDC is permitted to trade in the public equity markets (although at least initially, we do not currently intend to list our Units to allow for such trading). BDCs are also eligible to elect to be treated as a RIC under Subchapter M of the Code. A RIC typically does not incur significant entity-level income taxes, because it is generally entitled to deduct distributions made to its equity holders. We elected to be treated, and intend to qualify annually, as a RIC. See “Item 1. Business — Certain Material U.S. Federal Income Tax Considerations.”
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
Senior Securities
As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of securities senior to our Units if our asset coverage, as defined in the 1940 Act, is at least equal to the percentage set forth in Section 61 of the 1940 Act that is applicable to us at such time. On October 26, 2021, our sole unitholder approved the application of the reduced asset coverage requirements in Section 61(a)(2) to us, effective as of October 27, 2021. As a result of the unitholder approval, effective October 27, 2021, the asset coverage ratio under the 1940 Act applicable to us decreased to 150% from 200%, so long as we meet certain disclosure requirements. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities as compared to $100 from borrowing and issuing senior securities for every $100 of net assets under 200% asset coverage. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any distribution to our unitholders or the repurchase of such securities or units unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We are also permitted to borrow amounts up to 5% of the value of our total assets for temporary purposes without regard to asset coverage, which borrowings would not be considered senior securities, provided that any such borrowings in excess of 5% of the value of our total assets would be subject to the asset coverage ratio requirements of the 1940 Act, even if for temporary purposes. Regulations governing our operations as a BDC will affect our ability to raise, and the method of raising, additional capital, which may expose us to risks. We comply with the provisions of Section 61 of the 1940 Act governing capital structure and leverage on an aggregate basis with our wholly-owned, consolidated subsidiaries.
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
An investment adviser registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”) has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, we and the Adviser recognize that the Adviser must vote our securities in a timely manner free of conflicts of interest and in our best interests and the best interests of our unitholders.
These policies and procedures for voting proxies are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.
The Adviser votes proxies relating to our portfolio securities in what it believes to be the best interest of our unitholders. To ensure that our vote is not the product of a conflict of interest, the Adviser requires that: (1) anyone involved in the decision making process disclose to our chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision making process or vote administration are prohibited from revealing how the Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.
A copy of the Adviser’s policies and procedures with respect to the voting of proxies relating to our portfolio securities is available without charge, upon request. Unitholders may obtain information regarding how the Adviser voted proxies by making a written request for proxy voting information to: North Haven Private Income Fund LLC, c/o Morgan Stanley, 1585 Broadway, New York, NY 10036 Attn: Chief Compliance Officer.
Privacy Principles
The Adviser has established policies with respect to nonpublic personal information provided to it with respect to individuals who are investors in us, which policies also apply to the Administrator. We have adopted the privacy policies of the Adviser as applicable to us.

We and the Adviser each recognizes the importance of maintaining the privacy of any nonpublic personal information received with respect to each investor. In the course of providing management services to us, the Adviser collects nonpublic personal information about investors from the Subscription Agreements and the certificates and exhibits thereto that each investor submits. We and the Adviser may also collect nonpublic personal information about each investor from conversations and correspondence between each investor and us or the Adviser, both prior to and during the course of each investor’s investment in us.
We and the Adviser each treat all of the nonpublic personal information we receive with respect to each investor as confidential. We and the Adviser restrict access to such information to those employees, affiliates and agents who need to know the information in order for us and the Adviser to determine whether each investor meets the regulatory requirements for an investment in us and, in the case of the Adviser, to provide ongoing management services to us. The Adviser maintains physical, electronic, and procedural safeguards to comply with U.S. federal standards to guard each investor’s nonpublic personal information.
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
Other
We are prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Independent Directors and, in some cases, prior approval by the SEC. We and our wholly-owned, consolidated subsidiaries will comply with the provisions of the 1940 Act related to affiliated transactions and custody (Section 17 as modified by Section 57).
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
We and our Adviser are each required to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and designate a chief compliance officer to be responsible for administering such policies and procedures.
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
•Pursuant to Rule 13a-15 under the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting, which may be required to be audited by our independent registered public accounting firm if at any time we are no longer eligible to rely on the exclusion provided in Section 404(c) of the Sarbanes Oxley Act; and
•Pursuant to Item 308 of Regulation S-K under the Securities Act and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
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
The Volcker Rule and the Implementing Regulations impose a number of restrictions on Morgan Stanley and its affiliates that affect us and the Adviser. As a BDC, we are not considered to be a covered fund. As a result, Morgan Stanley and its subsidiaries’ investments in us would not be subject to the Volcker Rule restrictions on investments in covered funds, but we would be considered a banking entity subject to restrictions on proprietary trading to the extent we are “controlled” by Morgan Stanley or its affiliates. Generally, we will be deemed to be controlled for these purposes in the event that entities affiliated with Morgan Stanley own 5% or more of our outstanding voting securities. Although not currently contemplated, to the extent that we are deemed a banking entity under the Volcker Rule and the Implementing Regulations, our operations may be restricted, although, given the anticipated nature of the investments we make and intend to make, we do not anticipate that these restrictions, if they were to apply, would impose material limitations on our operations, but can provide no assurances that they would not. Furthermore, we can offer no assurances that the rules and regulations enacted under the Volcker Rule, the BHCA and other statutes will not change in the future in a manner that would limit our operations and investments.
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
Election to Be Taxed as a RIC
We elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our unitholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our unitholders, for each taxable year, distributions of an amount at least equal to 90% of our “investment company taxable income”, or ICTI, which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and determined without regard to any deduction for distributions paid (the “Annual Distribution Requirement”). Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute to our unitholders in respect of each calendar year distributions of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of the excess (if any) of our realized capital gains over our realized capital losses, or capital gain net income (adjusted for certain ordinary losses), generally for the one-year period ending on October 31 of the calendar year and (3) the sum of any net ordinary income plus capital gains net income for preceding years that were not distributed during such years and on which we paid no federal income tax (the “Excise Tax Avoidance Requirement”).
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
In addition, as a RIC we are subject to ordinary income and capital gain distribution requirements under the Excise Tax Avoidance Requirement. If we do not meet the required distributions under the Excise Tax Avoidance Requirement, we will be subject to a 4% nondeductible federal excise tax on the undistributed amount. The failure to meet the Excise Tax Avoidance Requirement will not cause us to lose our RIC status. Although we currently intend to make sufficient distributions each taxable year to satisfy the Excise Tax Avoidance Requirement, under certain circumstances, we may choose to retain taxable income or capital gains in excess of current year distributions into the next tax year in an amount less than what would trigger payments of federal income tax under Subchapter M of the Code. We may then be required to pay a 4% excise tax on such income or capital gains.
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
Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things, (1) treat distributions that would otherwise constitute qualified dividend income as non-qualified distribution income, (2) treat distributions that would otherwise be eligible for the corporate dividends received deduction as ineligible for such treatment, (3) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (4) convert lower-taxed long-term capital gain into higher-taxed short-term capital gain or ordinary income, (5) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (6) cause us to recognize income or gain without a corresponding receipt of cash, (7) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (8) adversely alter the characterization of certain complex financial transactions and (9) produce income that will not be qualifying income for purposes of the 90% Income Test. We intend to monitor our transactions and may make certain tax elections to mitigate the effect of these provisions and prevent our ability to be subject to tax as a RIC.
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
To the extent we borrow money or issue debt securities or any preferred units to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay interest or distributions on such debt securities or preferred units and the rate at which we invest these funds. In addition, we anticipate that many of our debt investments and borrowings will have floating interest rates that reset on a periodic basis, and many of our investments will be subject to interest rate floors. As a result, a significant change in market interest rates could have a material adverse effect on our net investment income. Rising interest rates on floating rate loans we make to portfolio companies could drive an increase in defaults or accelerated refinancings. Some portfolio companies may be unable to refinance into fixed rate loans or repay outstanding amounts, leading to a gradual decline in the credit quality of our portfolio. In periods of rising interest rates, our cost of funds will increase because we expect that the interest rates on the majority of amounts we borrow will be floating. This change could reduce our net investment income to the extent any debt investments have fixed interest rates. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act and applicable commodities laws. These activities may limit our ability to benefit from lower interest rates with respect to hedged borrowings. In the past, we have entered into certain hedging transactions, such as interest rate swap agreements, to mitigate our exposure to adverse fluctuations in interest rates, and we may do so again in the future. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.
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
On March 15, 2022, the U.S. enacted federal legislation that is intended to minimize legal and economic uncertainty following U.S. dollar LIBOR’s cessation by replacing LIBOR references in certain U.S. law- governed contracts under certain circumstances with a SOFR-based rate identified in a Federal Reserve rule plus a statutory spread adjustment. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the Federal Reserve. In addition, the U.K. Financial Conduct Authority (“FCA”), which regulates the publisher of LIBOR (ICE Benchmark Administration), has announced that it will require the continued publication of the one-, three- and six-month tenors of U.S. dollar LIBOR on a non-representative synthetic basis until the end of September 2024, which may result in certain non-U.S. law-governed contracts and U.S. law-governed contracts not covered by the federal legislation remaining on synthetic U.S. dollar LIBOR until the end of this period.
Although the transition process away from LIBOR has become increasingly well-defined (e.g., the LIBOR Act now provides a uniform benchmark replacement for certain LIBOR-based instruments in the United States), the transition process is complex. The market transition away from LIBOR and reform, modification, or adjustments of other current reference rate benchmarks to alternative reference rates is complex and could have a range of adverse impacts on our business, financial condition and results of operations. In particular, any such transition or reform could:
•Adversely impact the pricing, liquidity, value of, return on and trading for a broad array of financial products, including any securities, linked to LIBOR or the applicable benchmark rate, loans and derivatives that are included in our assets and liabilities;
•Require further extensive changes to documentation that governs our reference based products using applicable benchmark rate, including, for example, pursuant to time-consuming renegotiations of existing documentation to modify the terms of outstanding transactions;
•Result in disputes, litigation or other actions with portfolio companies, or other counterparties, regarding the interpretation and enforceability of provisions in investments, that utilize certain benchmark rates, the transition from one benchmark rate to other benchmark rates, including through fallback language, legislative requirements or other related provisions, or in connection with any economic, legal, operational or other impact resulting from the fundamental differences of the various alternative reference rates;
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
We depend upon our Adviser, and Administrator for our success and upon their access to the investment professionals and partners of Morgan Stanley and its affiliates.
We do not have any internal management capacity or employees. We depend on the diligence, skill and network of business contacts of the senior investment professionals of our Adviser to achieve our investment objective. We cannot assure you that we will replicate the historical results achieved for other Morgan Stanley funds, and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. We expect that the Adviser will evaluate, negotiate, structure, close and monitor our investments in accordance with the terms of the Investment Advisory Agreement. We can offer no assurance, however, that the senior investment professionals of the Adviser will continue to provide investment advice to us. The loss of any member of the Investment Committee or of other senior investment professionals of the Adviser the and its affiliates could limit our ability to achieve our investment objective and operate as we anticipate. In addition, we can offer no assurance that the resources, relationships and expertise of Morgan Stanley will be available for every transaction or generally during the term of the Company. This could have a material adverse effect on our financial condition, results of operations and cash flows. For the avoidance of doubt, we are not a subsidiary of or consolidated with Morgan Stanley. See “Management’s Discussion of and Analysis of Financial Condition and Results of Operation—MS Credit Partners Holdings, Inc. Investment.” Furthermore, Morgan Stanley has no obligation, contractual or otherwise, to financially support us. Morgan Stanley has no history of financially supporting any of the BDCs on the MS Private Credit platform, even during periods of financial distress.

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
Our investments may differ from those of existing accounts that are or have been sponsored or advised by members of the Investment Committee, the Adviser or affiliates of the Adviser. Investors in our securities are not acquiring an interest in any accounts that are or have been sponsored or advised by members of the Investment Committee, the Adviser or affiliates of the Adviser. Subject to the requirements of the 1940 Act and the provisions of the Order applicable to us, we often co-invest in portfolio investments with other Affiliated Investment Accounts. Any such investments are subject to regulatory limitations and approvals by our Independent Directors. We can offer no assurance, however, that we will obtain such approvals or develop opportunities that comply with such limitations. We also cannot assure you that we will replicate the historical results achieved for other Morgan Stanley funds by members of the Investment Committee (including the Affiliated Investment Accounts), and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. Additionally, all or a portion of the prior results may have been achieved in particular market conditions which may never be repeated. Moreover, current or future market volatility and regulatory uncertainty may have an adverse impact on our future performance.
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
As a result of our Adviser and Administrator’s affiliation with, and the Investment Committee members’ employment by, Morgan Stanley, there may be times when the Adviser, the Administrator or such persons have interests that differ from those of our unitholders, giving rise to a conflict of interest. As a diversified global financial services firm, Morgan Stanley engages in a broad spectrum of activities, including financial advisory services, investment management activities, lending, commercial banking, sponsoring and managing private investment funds, engaging in broker-dealer transactions and principal securities, commodities and foreign exchange transactions, research publication and other activities. In the ordinary course of its business, Morgan Stanley is a full-service investment banking and financial services firm and therefore engages in activities where Morgan Stanley’s interests or the interests of its clients may conflict with the interests of our unitholders, notwithstanding Morgan Stanley’s participation as one of our investors. Investors should be aware that potential and actual conflicts of interest between Morgan Stanley or any Affiliated Investment Account, on the one hand, and us, on the other hand, may exist and others may arise in connection with our operation. Morgan Stanley’s employees may also have interests separate from those of Morgan Stanley and us. There is no assurance that conflicts of interest will be resolved in favor of the Company’s unitholders, and, in fact, they may not be.
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
Morgan Stanley currently invests and plans to continue to invest on its own behalf and on behalf of its Affiliated Investment Accounts in a wide variety of investment opportunities in North America, Europe and elsewhere. Morgan Stanley and, to the extent consistent with applicable law and/or the Order and the Adviser’s allocation policies and procedures, its Affiliated Investment Accounts will be permitted to invest in investment opportunities without making such opportunities available to us beforehand. Subject to the requirements of any applicable exemptive relief, Morgan Stanley may offer investments that fall into the investment objectives of an Affiliated Investment Account to such account or make such investment on its own behalf, even though such investment also falls within our investment objectives. We may invest in opportunities that Morgan Stanley and/or one or more Affiliated Investment Accounts has declined, and vice versa. In addition, to the extent permitted by applicable law, investment opportunities in companies in which certain Affiliated Investment Accounts have already invested may be available to the Company notwithstanding that the Company has no existing investments in such portfolio company, resulting in assets of the Company potentially providing value to, or otherwise supporting the investments of, other Affiliated Investment Accounts. All of the foregoing may reduce the number of investment opportunities available to us and may create conflicts of interest in allocating investment opportunities among the Company, itself and the Affiliated Investment Accounts, including the MS BDCs. Our Adviser has established allocation policies and procedures and will continue to allocate opportunities among one or more of the Company and such Affiliated Investment Accounts in accordance with the terms of such policies and procedures. Investors should note that such allocation decisions may not be resolved to our advantage. There can be no assurance that we will have an opportunity to participate in certain opportunities that fall within our investment objectives.
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
Our incentive fee structure may create incentives for the Adviser that are not fully aligned with the interests of our unitholders and may induce the Adviser to make speculative investments.
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
We may, however, invest alongside our Adviser’s and/or its affiliates’ other clients, in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations, guidance and exemptive relief orders. However, although the Adviser endeavors to fairly allocate investment opportunities in the long-run, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time. The SEC has granted us and our Adviser the Order, that allows us to enter into certain negotiated co-investment transactions alongside certain Affiliated Investment Accounts in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the conditions specified in the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our unitholders and do not involve overreaching in respect of us or our unitholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our unitholders and is consistent with our investment objective and strategies. We have applied for a new exemptive relief order which, if granted, would supersede the Order and would permit us greater flexibility with respect to negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Funds (each as defined in the application). There can be no assurance that we will obtain such new exemptive relief from the SEC.
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
In order to qualify as a RIC under the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute to our unitholders distribution for U.S. federal income tax purposes of an amount generally at least equal to 90% of our ICTI, which is generally our net ordinary income plus the excess of our net short-term capital gains in excess of our net long-term capital losses, determined without regard to any deduction for distributions paid, to our unitholders on an annual basis. We are subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to be subject to tax as a RIC, in which case we will be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to continue to qualify as a RIC. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate-level income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to unitholders, the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our unitholders. See “Item 1. Business – Certain Material U.S. Federal Income Tax Considerations – Taxation as a RIC.”
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
Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement in a given taxable year to distribute to our unitholders distributions for U.S. federal income tax purposes an amount at least equal to 90% of our ICTI, determined without regard to any deduction for distributions paid, to our unitholders to qualify and maintain our ability to be subject to tax as a RIC. In such a case, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain such cash from other sources, we may fail to qualify as a RIC and thus be subject to corporate-level income tax.

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
For any taxable year that we are not so treated as a “publicly offered regulated investment company”, each U.S. unitholder that is an individual, trust or estate will be treated as having received a dividend for U.S. federal income tax purposes from us in the amount of such U.S. unitholder’s allocable share of the management fee paid to our investment adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. unitholder. For taxable years beginning before 2026, miscellaneous itemized deductions generally are not deductible by a U.S. unitholder that is an individual, trust or estate. For taxable years beginning in 2026 or later, miscellaneous itemized deductions generally are deductible by a U.S. unitholder that is an individual, trust or estate only to the extent that the aggregate of such U.S. unitholder’s miscellaneous itemized deductions exceeds 2% of such U.S. unitholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the AMT and are subject to the overall limitation on itemized deductions under Section 68 of the Code. See “Item 1. Business – Certain Material U.S. Federal Income Tax Considerations – Taxation of U.S. Unitholders.”
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
In the absence of an event of default, no person or entity from which we borrow money has a veto right or voting power over our ability to set policy, make investment decisions or adopt investment strategies. If we issue preferred units, which is another form of leverage, the preferred units would rank “senior” to the Units in our capital structure. Preferred unitholders would have separate voting rights on certain matters and might have other rights, preferences or privileges more favorable than those of our common unitholders, and the issuance of preferred units could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our Units or otherwise be in the best interest of our common unitholders. Our common unitholders will directly or indirectly bear all of the costs associated with offering and servicing any preferred units that we issue. In addition, any interests of preferred unitholders may not necessarily align with the interests of our common unitholders and the rights of preferred unitholders to receive distributions would be senior to those of our common unitholders. We do not, however, anticipate issuing preferred units in the next 12 months.
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
The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. The amount of leverage that we employ will be subject to the restrictions of the 1940 Act and the supervision of our Board of Directors. At the time of any proposed borrowing, the amount of leverage we employ will also depend on our Adviser’s assessment of market and other factors. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us. For example, due to the interplay of the 1940 Act restrictions on principal and joint transactions and the U.S. risk retention rules adopted pursuant to Section 941 of Dodd-Frank, as a BDC we are limited in our ability to enter into any securitization transactions. We cannot assure you that the SEC or any other regulatory authority will modify such regulations or provide administrative guidance that would give us greater flexibility to enter into securitizations. We have in the past and may in the future issue senior debt securities to banks, insurance companies and other lenders. Lenders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our Unitholders, and we would expect such lenders to seek recovery against our assets in the event of a default. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instruments we may enter into with lenders. Under the terms of any credit facility or debt instrument we enter into, we are likely to be required to comply with certain financial and operational covenants. Failure to comply with such covenants could result in a default under the applicable credit facility or debt instrument if we are unable to obtain a waiver from the applicable lender or holder, and such lender or holder could accelerate repayment under such indebtedness and negatively affect our business, financial condition, results of operations and cash flows. In addition, under the terms of any credit facility or other debt instrument we enter into, we are likely to be required by its terms to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our equity stake in a leveraged investment.
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
The following table illustrates the effect of leverage on returns from an investment in our Units as of December 31, 2023, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to Unitholders assuming actual asset coverage as of December 31, 2023 (1)	(18.1)%	(10.6)%	(3.1)%	4.4%	12.0%
(1)Assumes $3,462.1 million in total assets, $914.8 million in debt outstanding and $2,304.4 million in net assets as of December 31, 2023, and an average cost of funds of 7.7%, which is our weighted average interest rate as of December 31, 2023, excluding unused fees and financing costs.
Based on our outstanding indebtedness of $914.8 million as of December 31, 2023 and the effective weighted average annual interest rate of 7.7% (excluding unused fees and financing costs), our investment portfolio would have been required to experience an annual return of at least 2.0% to cover annual interest payments on the outstanding debt.
We expose ourselves to risks when we engage in hedging transactions.
We have entered, and may in the future enter, into hedging transactions, which may expose us to risks associated with such transactions. We may seek to utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates and the relative value of certain debt securities from changes in market interest rates. Use of these hedging instruments may include counter-party credit risk. To the extent we have non-U.S. investments, particularly investments denominated in non-U.S. currencies, our hedging costs will increase.

Hedging against a decline in the values of our portfolio positions would not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions were to decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions were to increase. It also may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.
The success of our hedging strategy will depend on our ability to correctly identify appropriate exposures for hedging. In connection with the Series C Notes (as defined below), which bear interest at fixed rates, we entered into interest rate swaps to continue to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. However, unanticipated changes in currency exchange rates or other exposures that we might hedge may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary, as may the time period in which the hedge is effective relative to the time period of the related exposure. Also, where a put or call option on a particular security is purchased to hedge against price movements in a related security, the price of the put or call option may move more or less than the price of the related security. If restrictions on exercise were imposed, we might be unable to exercise an option we had purchased. If we were unable to close out an option that we had purchased on a security, it would have to exercise the option in order to realize any profit or the option may expire worthless.
For a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the positions being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Income derived from hedging transactions also is not eligible to be distributed to non-U.S. stockholders free from withholding taxes. Changes to the regulations applicable to the financial instruments we use to accomplish our hedging strategy could affect the effectiveness of that strategy.
We are subject to risks associated with the ING Facility, the Wells Funding Facility, the CBNA Funding Facility and any Credit Facility.
On February 1, 2022, the Company entered into a Senior Secured Revolving Credit Agreement with ING (as amended, restated, supplemented or otherwise modified from time to time, the “ING Facility”). Pursuant to the ING Facility, the lenders have agreed to extend credit to the Company in an aggregate principal amount of up to $925,000,000, subject to availability under a borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness.
On June 29, 2022, the Company together with its wholly owned subsidiary, PIF Financing SPV LLC (“Financing SPV”), entered into a Loan and Servicing Agreement (as amended, restated, supplemented or otherwise modified from time to time the “Wells Funding Facility”) with Wells Fargo Bank, National Association, or Wells, pursuant to which Wells has agreed to extend credit to PIF Financing SPV LLC in an aggregate principal amount up to $750,000,000 at any one time outstanding
On September 12, 2023, the Company together with its wholly owned subsidiary, PIF Financing II SPV LLC (“Financing II SPV”), entered into a Loan and Security Agreement (as amended, restated, supplemented or otherwise modified from time to time the “CBNA Funding Facility”) Citizens Bank, N.A., or CBNA, pursuant to which CBNA has agreed to extend credit to PIF Financing II SPV LLC in an aggregate principal amount up to $235,000,000 at any one time outstanding.
We anticipate that we or a wholly-owned and consolidated subsidiary of ours may enter into one or more senior revolving credit facilities of the Company or any subsidiary, or, together with the ING Facility, Wells Funding Facility and CBNA Funding Facility, each, a Credit Facility and collectively, the Credit Facilities.
As a result of the Credit Facilities, we would be subject to a variety of risks, including those set forth below.
Any inability to renew, extend or replace the ING Facility, the Wells Funding facility, CBNA Funding Facility or any other Credit Facility could adversely impact our liquidity and ability to find new investments or maintain distributions to our unitholders.
There can be no assurance that we would be able to renew, extend or replace the ING Facility, the Wells Funding Facility, CBNA Funding Facility or any other Credit Facility upon its maturity on terms that are favorable to us, if at all. Our ability to renew, extend or replace the Credit Facility would be constrained by then-current economic conditions affecting the credit markets. In the event that we were unable to renew, extend or replace the ING Credit Facility, the Wells Funding Facility, CBNA Funding Facility or any other Credit Facility at the time of its maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our unitholders and our ability to qualify as a RIC.

In addition to regulatory limitations on our ability to raise capital, each of our Credit Facilities and the documents governing the Notes contains various covenants, which, if not complied with, could accelerate our repayment obligations under the applicable credit facility, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.
We have entered into each of the ING Facility, the Wells Funding Facility and CBNA Funding Facility and as a result, we are subject to certain risks. The ING Facility is secured by substantially all of the assets of the Company. The Wells Funding Facility is secured by all of the assets held by Financing SPV, the Company’s wholly-owned subsidiary, including loans contributed or transferred by the Company to such subsidiary. The CBNA Funding Facility is secured by all of the assets held by Financing II SPV, the Company’s wholly-owned subsidiary, including loans contributed or transferred by the Company to such subsidiary. We and in the case of the Wells Funding Facility and the CBNA Funding Facility, Financing SPV and Financing II SPV, but collectively referred to below as “we” and “our” for these purposes have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.
The Master Note Purchase Agreement dated March 16, 2023 (the “March 2023 NPA”) and the Master Note Purchase Agreement dated August 10, 2023 (as amended and restated from time to time, the “August 2023 NPA” and together with the March 2023 NPA the “NPAs”) contain certain representations and warranties, and various covenants and reporting requirements customary for agreements of this type, including, without limitation, information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, and certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business and permitted liens. In addition, the NPAs contain the following financial covenants: (a) maintaining a minimum shareholders’ equity, measured as of each fiscal quarter-end and (b) not permitting our asset coverage ratio, as of the date of the incurrence of any debt for borrowed money or the making of any cash dividend to stockholders, to be less than the statutory minimum then applicable to us under the 1940 Act.
Our continued compliance with the covenants contained under the Credit Facilities and the NPAs depends on many factors, some of which may be beyond our control. We can offer no assurances that we would continue to comply with any such covenants. Our failure to satisfy the respective covenants could result in foreclosure by the lenders under the applicable credit facility or governing instrument or acceleration by the applicable lenders or noteholders, which would accelerate our repayment obligations under the relevant agreement and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our unitholders. Because the Credit Facilities and the NPAs have, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness under the Credit Facilities or represented by the Notes, or under any future credit facility, is accelerated, we may be unable to repay or finance the amounts due.
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

Our ability to sell investments held by any subsidiary that enters into a Credit Facility would be limited.
Our existing Credit Facilities place significant restrictions on our ability, as servicer, to sell investments, and we expect that any Credit Facility we enter into in the future would include similar restrictions. As a result, there may be times or circumstances during which we would be unable to sell investments or take other actions that might be in our best interests.
We may be subject to risks associated with any CLOs we enter into to finance our investments.
We may enter into CLOs through a direct or indirect subsidiary of ours (any such subsidiary, an “MS Issuer”). As a result of these CLOs, we would be subject to a variety of risks, including those set forth below. We use the term “CLO” to describe a form of secured borrowing under which an operating company (sometimes referred to as an “originator” or “sponsor”) acquires or originates mortgages, receivables, loans or other assets that earn income, whether on a one-time or recurring basis (collectively, “income producing assets”), and borrows money on a non-recourse basis against a legally separate pool of loans or other income producing assets. In a typical CLO, the originator transfers the loans or income producing assets to a single-purpose, bankruptcy-remote subsidiary (also referred to as a “special purpose entity”), which is established solely for the purpose of holding loans and income producing assets and issuing debt secured by these income producing assets. The special purpose entity completes the borrowing through the issuance of notes secured by the loans or other assets. The special purpose entity may issue the notes in the capital markets to a variety of investors, including banks, non-bank financial institutions and other investors. In the CLOs, we would expect institutional investors to purchase the notes issued by an MS Issuer in a private placement, while we would retain the equity interest in the CLOs and consolidate the assets and liabilities of the CLOs on our balance sheet.
We may enter into reverse repurchase agreements, which are another form of leverage.
We may enter into reverse repurchase agreements as part of our management of our temporary investment portfolio. Under a reverse repurchase agreement, we will effectively pledge our assets as collateral to secure a short-term loan. Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the fair value of the pledged collateral. At the maturity of the reverse repurchase agreement, we will be required to repay the loan and correspondingly receive back our collateral. While used as collateral, the assets continue to pay principal and interest which are for the benefit of us.
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
As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “Item 1. Business—Regulation as a Business Development Company—Qualifying Assets.”
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
The Board of Directors has delegated to the Adviser as a valuation designee, or the Valuation Designee, the responsibility of determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors, pursuant to Rule 2a-5 under the 1940 Act. As such, the Valuation Designee is charged with determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors. The participation of the Adviser’s investment professionals in our valuation process could result in a conflict of interest as the Adviser’s base management fee is based, in part, on our average net assets and our incentive fees will be based, in part, on unrealized losses.
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
The Adviser can resign on 60 days’ notice and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
The Adviser has the right to resign under the Investment Advisory Agreement at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If the Adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our business, financial condition, results of operations and cash flows as well as our ability to pay distributions are likely to be adversely affected and the value of our Units may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Adviser and its respective affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cashflows.
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
The liability of each of the Adviser, and the Administrator is limited, and we have agreed to indemnify each of the Adviser and the Administrator against certain liabilities, which may lead them to act in a riskier manner on our behalf than each would when acting for its own account.
Under the Investment Advisory Agreement, the Adviser does not assume any responsibility to us other than to render the services called for under that agreement, and it is not responsible for any action of our Board of Directors in following or declining to follow the Adviser’s advice or recommendations. Under the terms of the Investment Advisory Agreement, the Adviser, its directors, officers, unitholders or members, agents, employees, any person controlling or controlled by the Adviser, any other person affiliated with the Adviser and any other person or entity acting on behalf of the Adviser are not liable to us or any unitholders for acts or omissions performed in accordance with, and pursuant to, the Investment Advisory Agreement, except where attributable to the willful misfeasance, bad faith or gross negligence in the performance of such person’s obligations or duties or by reason of reckless disregard of the Adviser’s duties or obligations under the Investment Advisory Agreement. In addition, we have agreed to indemnify the Adviser and each of its directors, officers, unitholders or members, agents, employees any person controlling or controlled by the Adviser, any other person affiliated with the Adviser and any other person or entity acting on behalf of the Adviser from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection the performance of such person’s duties or obligations under the Investment Advisory Agreement, except where attributable to the willful misfeasance, bad faith or gross negligence or by reason of reckless disregard of such person’s duties or obligations under the Investment Advisory Agreement. Under the Administration Agreement, the Administrator and certain specified parties providing administrative services pursuant to that agreement are not liable to us or our unitholders for, and we have agreed to indemnify them for, any claims or losses arising out of the good faith performance of their duties or obligations under the Administration Agreement, except where attributable to the willful misfeasance, bad faith or gross negligence or by reason of reckless disregard of the Administrator’s duties or obligations under the Administration Agreement. These protections may lead the Adviser, or the Administrator to act in a riskier manner when acting on our behalf than it would when acting for its own account.
Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.
In November 2020, the SEC adopted a revised version of Rule 18f-4, which is designed to modernize the regulation of the use of derivatives by registered investment companies and BDCs. Among other things Rule 18f-4 requires, BDCs that use derivatives to be subject to a value-at-risk leverage limit and requires the adoption and implementation of a derivatives risk management program that is reasonably designed to identify, assess and manage its derivatives transaction trading risk, subject to certain exceptions. Additionally, subject to certain conditions, funds that do not invest heavily in derivatives may be deemed limited derivatives users and would not be subject to the full requirements of Rule 18f-4. The Company intends to operate under the limited derivatives user exemption of Rule 18f-4 and has adopted written policies and procedures reasonably designed to manage the Company’s derivatives risk pursuant to Rule 18f-4. In connection with the adoption of Rule 18f-4, the SEC also eliminated the asset segregation and cover framework arising from prior SEC guidance for covering derivatives and certain financial instruments. Compliance with Rule 18f-4 has been required since August 2022. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.
Risks Relating to the Notes
The Notes as defined below, are unsecured and therefore are effectively subordinated to any secured indebtedness we may incur. Additionally, the Notes are not guaranteed by Morgan Stanley.
On March 16, 2023, the Company entered into the March 2023 NPA governing the issuance of (i) $204.0 million in aggregate principal amount of Series A Senior Notes, Tranche A, due March 16, 2026 (the “Series A 2026 Notes”) and (ii) $146.0 million in aggregate principal amount of Series A Senior Notes, Tranche B, due March 16, 2028 (the “Series A 2028 Notes” and together with the Series A 2026 Notes, the “Series A Notes”). On August 10, 2023, the Company entered into the August 2023 NPA governing the issuance of $107.0 million in aggregate principal amount of Series B Senior Notes, Tranche A, due August 10, 2026 (the “Series B 2026 Notes”) and the issuance of $128.0 million in aggregate principal amount of Series B Senior Notes, Tranche B, due August 10, 2028 (the “Series B 2028 Notes” and, together with the Series B 2026 Notes, the “Series B Notes”). On December 1, 2023, the Company entered into the First Supplement, dated as of December 1, 2023 of the August 2023 NPA governing the issuance of $136.5 million in aggregate principal amount of Series C Senior Notes, Tranche A, due March 1, 2027 (the “Series C 2027 Notes”) and the issuance of $163.5 million in aggregate principal amount of Series C Senior Notes, Tranche B, due March 1, 2029 (the “Series C 2029 Notes” and, together with the Series C 2027 Notes, the “Series C Notes” and together with the Series A Notes and the Series B Notes, collectively, the “Notes”) to certain qualified institutional investors in a private placement.
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
As of December 31, 2023, approximately $914.8 million of the indebtedness required to be consolidated on our balance sheet was held through subsidiary financing vehicles and/or secured by assets of the Company and its subsidiaries. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors, including trade creditors, and holders of preferred stock, if any, of our subsidiaries will have priority over our claims (and therefore the claims of our creditors, including the holders of the Notes) with respect to the assets of such subsidiaries. Even if we were recognized as a creditor of one or more of our subsidiaries, our claims (and therefore the claims of our creditors, including the holders of the Notes) would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the Notes are subordinated structurally to all existing indebtedness and other liabilities of any of our subsidiaries and the Notes are subordinated structurally to all indebtedness of any subsidiaries that we may in the future acquire or establish as financing vehicles or otherwise. All of the existing indebtedness of our subsidiaries is structurally senior to the Notes. In addition, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to the Notes.
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
We may not be able to repurchase the Notes upon a Change of Control Repurchase Event (as defined in the respective NPAs governing the Notes) because we may not have sufficient funds. Upon a Change of Control Repurchase Event, holders of the Notes may require us to repurchase for cash some or all of the Notes at a repurchase price equal to 100% of the aggregate principal amount of the Notes being repurchased, plus accrued and unpaid interest to, but not including, the repurchase date. Our failure to purchase such tendered Notes upon the occurrence of such Change of Control Repurchase Event would cause an event of default under the Note Purchase Agreement governing the Notes, and a cross-default under the agreements governing certain of our other indebtedness, which may result in the acceleration of such indebtedness requiring us to repay that indebtedness immediately. If a Change of Control Repurchase Event were to occur, we may not have sufficient funds to repay any such accelerated indebtedness and/or to make the required repurchase of the Notes. For the avoidance of doubt, except with respect to the subscription agreement entered into by MS Credit Partners Holdings to purchase our Units described above, Morgan Stanley does not have any obligation to provide us with funding to repurchase the Notes upon a Change of Control Repurchase Event or otherwise.
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
Our investments are illiquid in most cases, and we can offer no assurance that we will be able to realize on such investments in a timely manner. A substantial portion of our investments in leveraged companies are and will be subject to legal and other restrictions on resale or will otherwise be less liquid than more broadly traded public securities. The illiquidity of these investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, the Adviser or any of its affiliates have material nonpublic information regarding such portfolio company.
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
Additionally, our portfolio companies may be subject to certain so-called sustainability risks, or ESG events or conditions that, if they occur, could cause an actual or potential material impact on the value of the Company, including, but not limited to, the following:
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
The day-to-day operations of each portfolio company in which we invest are the responsibility of that portfolio company’s management team. Although we are responsible for monitoring the performance of each investment and generally intend to invest in portfolio companies operated by strong management, we can offer no assurance that the existing management team, or any successor, will be able to operate any such portfolio company in accordance with our expectations. We can offer no assurance that a portfolio company will be successful in retaining key members of its management team, the loss of whom could have a material adverse effect on us. Although we generally intend to invest in companies with strong management teams and defensible market positions, we can offer no assurance that the existing management of such companies will continue to operate a company successfully.
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
Our Units are illiquid investments for which there is not a secondary market, nor is it expected that any such secondary market will develop in the future. We do not intend to list our Units on a national securities exchange. Liquidity for an investor’s Units will be limited to participation in our unit repurchase program, which may not be for a sufficient number of Units to meet an investor’s request and which we have no obligation to maintain. In addition, in any repurchase offer, if the amount requested to be repurchased in any repurchase offer exceeds the repurchase offer amount, repurchases of Units would generally be made on a pro rata basis (based on the number of Units put to us for repurchases), not on a first-come, first-served basis. In addition, any Units repurchased pursuant to our unit repurchase program may be purchased at a price which may reflect a discount from the purchase price unitholders paid for the units being repurchased. See “Overview of the Company – Unit Repurchase Program” for a detailed description of the unit repurchase program.
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
The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and a higher risk of volatility or loss of principal. Our investments in portfolio companies involve higher levels of risk, and therefore, an investment in our units may not be suitable for someone with lower risk tolerance. In addition, our Units are intended for long-term investors who can accept the risks of investing primarily in illiquid loans and other debt or debt-like instruments and should not be treated as a trading vehicle.

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
In June 2022, we commenced a unit repurchase program pursuant to which we intend to conduct quarterly repurchase offers. In any such repurchase program, only a limited number of units will be eligible for repurchase. As a result, the price at which we repurchase Units may be at a discount to the price at which you purchased Units in the private offering. The unit repurchase program will include numerous restrictions that limit your ability to sell your Units, and unit repurchases may not be available each month. For example, to the extent we choose to repurchase units in any particular quarter, we intend to limit the number of units to be repurchased in each quarter to no more than 5% of our outstanding Units (either by number of units or aggregate net asset value) as of such quarter end. To the extent that the number of Units put to us for repurchase exceeds the number of units that we are able to purchase, we will repurchase Units on a pro rata basis, not on a first-come, first-serve basis. Further, we will have no obligation to repurchase Units if the repurchase would violate the restrictions on distributions under federal law or Delaware law. These limits may prevent us from accommodating all repurchase requests made in any month.
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
When we make repurchase offers pursuant to the unit repurchase program, we may offer to repurchase Units at a price that is lower than the price an investor paid for our Units. As a result, to the extent an investor has the ability to sell their Units pursuant to our unit repurchase program, the price at which they may sell Units, any person controlling or controlled by the Adviser, any other person affiliated with the Adviser and any other person or entity, may be lower than the amount an investor paid in connection with the purchase of Units in this offering.

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
The Board of Directors has delegated to the Valuation Designee the responsibility of determining the fair value of our Units, pursuant to Rule 2a-5 under the 1940 Act. As such, the Valuation Designee is in charge with determining the fair value of our Units, subject to oversight of the Board of Directors. The participation of the Adviser’s investment professionals in our valuation process could result in a conflict of interest as the Adviser’s base management fee is based, in part, on our average net assets and our incentive fees will be based, in part, on unrealized losses.
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
Before making investments, we will invest the net proceeds of the private offering of our units primarily in cash, cash-equivalents, U.S. government securities, repurchase agreements, and/or other high-quality debt instruments maturing in one year or less from the time of investment. This will produce returns that are significantly lower than the returns which we expect to achieve when our portfolio is fully invested in securities and loans meeting our investment objective. As a result, any distributions that we pay while our portfolio is not fully invested may be lower than the distributions that we may be able to pay when our portfolio is fully invested in securities meeting our investment objective.
Our distributions to unitholders may be funded from expense reimbursements or any waivers of investment advisory fees that are subject to repayment pursuant to our Expense Support Agreement.
Substantial portions of our distributions may be funded through the reimbursement of certain expenses by our Adviser and its affiliates, including through the waiver of certain investment advisory fees by our Adviser, if any. Any such distributions funded through expense reimbursements or waivers of advisory fees will not be based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser and its affiliates continue to make such reimbursements or waivers of such fees. Our future repayments of amounts reimbursed or waived by our Adviser or its affiliates will reduce the distributions that unitholders would otherwise receive in the future. There can be no assurance that we will achieve the performance necessary to be able to pay distributions at a specific rate or at all. Our Adviser and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.
Investing in our Units may involve an above average degree of risk.
The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and a higher risk of volatility or loss of principal. Our investments in portfolio companies involve higher levels of risk, and therefore, an investment in our units may not be suitable for someone with lower risk tolerance. In addition, our Units are intended for long-term investors who can accept the risks of investing primarily in illiquid loans and other debt or debt-like instruments and should not be treated as a trading vehicle.
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

•Escalation of tensions and conflicts in Europe and elsewhere, including Ukraine, and disruptions in local, regional, national and global markets and economies affected thereby, including the potential for volatility in energy prices and its impact on the industries in which we invest;
•Elevating levels of inflation, and its impact on our portfolio companies and on the industries in which we invest;
•The impact of supply chain constraints on our portfolio companies and the global economy;
•The impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks; and
•Loss of a major funding source; and
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
Persons with the right to appoint a director or who hold 10% or more of our Units may be subject to Section 16(b) of the Exchange Act, which recaptures for the benefit of the issuer profits from the purchase and sale of registered securities within a six-month period.
General Risk Factors
We are operating in a period of capital markets volatility and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have a negative impact on our business and operations.
From time to time, capital markets may experience periods of volatility and instability for a variety of reasons. We are currently operating in a period of market volatility, as a result of, among other factors elevated levels of inflation. Uncertainty remains as to the probability of, and length and depth of a global recession and the impact of actions taken by the Federal Reserve, foreign central banks and other U.S. and global governmental entities. Government spending, government policies, including recent increases in certain interest rates by the Federal Reserve, and other global central banks, the failure of certain regional banks earlier this year and the potential for disruptions in the availability of credit in the United States and elsewhere, in conjunction with other factors have led and could continue to lead to a continued inflationary economic environment that could affect the Company’s portfolio companies, the Company’s financial condition and the Company’s results of operations. In addition to the factors described above, other factors described herein that may affect market, economic and geopolitical conditions, and thereby adversely affect the Company including, without limitation, economic slowdown in the United States and internationally, changes in interest rates and/or a lack of availability of credit in the United States and internationally, commodity price volatility and changes in law and/or regulation, and uncertainty regarding government and regulatory policy. The full impact of any such risks is uncertain and difficult to predict.
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
Certain tax law changes have been enacted, including, among others, a minimum tax on book income and profits of certain multinational corporations. Such legislative changes, any other significant changes in economic or tax policy and/or government programs, as well as any future such changes could have a material adverse impact on us and on our investments.
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
MS Credit Partners Holdings, Inc. has made a capital contribution of $25.0 million to the Company. However, MS Credit Partners Holdings, Inc. is not obligated to maintain this investment in us and, to the extent MS Credit Partners Holdings, Inc. determines to dispose of its Units and to the extent such disposition is permissible, the disposition of a large number of our Units may negatively impact our performance and, if there is a market for our Units, the Unit price.
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
In addition, cybersecurity continues to be a key priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals or the general investing public of data security breaches involving certain types of personal data, including the SEC, which, on July 26, 2023, adopted amendments requiring the prompt public disclosure of certain cybersecurity breaches. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our business, liability to investors, regulatory intervention or reputational damage.
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
The Israel-Hamas war and the conflict between Russia and Ukraine, and resulting market volatility, could also adversely affect the Company’s business, operating results, and financial condition. The extent and duration or escalation of such conflicts, resulting sanctions and resulting future market disruptions are impossible to predict, but could be significant. Any disruptions resulting from such conflicts and any future conflict (including cyberattacks, espionage or the use or threatened use of nuclear weapons) or resulting from actual or threatened responses to such actions could cause disruptions to any of our portfolio companies located in Europe or the Middle East or that have substantial business relationships with companies in affected regions. It is not possible to predict the duration or extent of longer-term consequences of these conflicts, which could include further sanctions, retaliatory and escalating measures, embargoes, regional instability, geopolitical shifts and adverse effects on or involving macroeconomic conditions, the energy sector, supply chains, inflation, security conditions, currency exchange rates and financial markets around the globe. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.
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
We are required to comply with certain requirements of the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC but will not have to comply with certain requirements until we cease to be an “emerging growth company.” Because our Units are registered under the Exchange Act, we are subject to the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC, and our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a result, we expect to incur significant additional expenses that may negatively impact our financial performance and our ability to make distributions. This process will also result in a diversion of management’s time and attention. We do not know when our evaluation, testing and remediation actions will be completed or its impact on our operations. In addition, we may be unable to ensure that the process is effective or that our internal control over financial reporting is or will be effective. In the event that we are unable to come into and maintain compliance with the Sarbanes-Oxley Act and related rules, we and the value of our securities would be adversely affected.
Additionally, we will not be required to comply with all of the requirements under Section 404 of the Sarbanes-Oxley Act until we have been subject to the reporting requirements of the Exchange Act for a specified period of time or the date we are no longer an emerging growth company under the JOBS Act.
Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until the date we are no longer an emerging growth company under the JOBS Act. Because we do not currently have comprehensive documentation of our internal control and have not yet tested our internal control in accordance with Section 404 of the Sarbanes-Oxley Act, we cannot conclude, as required by Section 404, that we do not have a material weakness in our internal control or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal control. If we are not able to implement the applicable requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC, and result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements could also suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us.
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
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its debt financing and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. In addition, lenders in certain cases can be subject to lender liability claims for actions taken by them when they become too involved in the borrower’s business or exercise control over a borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken if we render managerial assistance to the borrower.
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

We and our portfolio companies may maintain cash balances at financial institutions that exceed federally insured limits with the Federal Deposit Insurance Corporation, or FDIC, and may otherwise be materially affected by adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties.
Cash held by us and by our portfolio companies in non-interest-bearing and interest-bearing operating accounts may exceed the FDIC insurance limits. If such banking institutions were to fail, we or our portfolio companies could lose all or a portion of those amounts held in excess of such FDIC insurance limitations.
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
Although we assess our and our portfolio companies’ banking relationships as we believe necessary or appropriate, our and our portfolio companies’ access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our respective current and projected future business operations could be significantly impaired by factors that affect us or our portfolio companies, the financial institutions with which we or our portfolio companies have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we or our portfolio companies have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk management and strategy
The Company and the broader financial services industry face an increasingly complex and evolving threat environment.
Morgan Stanley has made and continues to make substantial investments in cybersecurity and fraud prevention technology, and employ experienced talent to lead its Cybersecurity and Information Security organizations and program under the oversight of Morgan Stanley’s Board of Directors (the “MS Board”) and the Operations and Technology Committee of the MS Board (“BOTC”).
As part of its enterprise risk management (“ERM”) framework, Morgan Stanley has implemented and maintains a program to assess, identify, and manage risks arising from the cybersecurity threats confronting the Firm (“Cybersecurity Program”). Morgan Stanley’s Cybersecurity Program helps protect the Firm’s clients, customers, employees, property, products, services, and reputation by seeking to preserve the confidentiality, integrity, and availability of information, enable the secure delivery of financial services, and protect the business and the safe operation of our technology systems, including as applicable to the Company and its stockholders. Morgan Stanley continually adjusts its Cybersecurity Program to address the evolving cybersecurity threat landscape and comply with extensive legal and regulatory expectations.
The Adviser and the Administrator manage the Company’s day-to-day operations, and the Company uses the Cybersecurity Program to assess, identify and manage material cybersecurity risks affecting the Company and its operations. The Company’s business is dependent on the communications and information systems of Morgan Stanley, including but not limited to the Cybersecurity Program, and other third-party service providers.
Processes for assessing, identifying, and managing material risks from cybersecurity threats
Morgan Stanley’s Cybersecurity Program takes into account industry best practices and addresses risks from cybersecurity threats to the Firm’s network, infrastructure, computing environment, and the third-parties Morgan Stanley relies on, including third parties relied on by the Company. Morgan Stanley periodically assesses the design of its cybersecurity controls against the Cyber Risk Institute Cyber Profile, which is based on the National Institute of Standards and Technology Cybersecurity (“NIST”) Framework for Improving Critical Infrastructure Cybersecurity, as well as against global cybersecurity regulations, and develops improvements to those controls in response to those assessments. Morgan Stanley’s Cybersecurity Program also includes cybersecurity and information security policies, procedures, and technologies that are designed to address regulatory requirements and protect Morgan Stanley’s clients’, employees’ and own data, and the data of the Company and its officers and stockholders, against unauthorized disclosure, modification, and misuse. These policies, procedures, and technologies cover a broad range of areas, including: identification of internal and external threats, access control, data security, protective controls, detection of malicious or unauthorized activity, incident response, and recovery planning.
Morgan Stanley’s threat intelligence function within the Cybersecurity Program actively engages in private and public information sharing communities and leverages both commercial and proprietary products to collect a wide variety of industry and governmental information regarding the latest cybersecurity threats, which informs Morgan Stanley’s cybersecurity risk assessments and strategy, including as applicable to the Company. This information is also provided to an internal Morgan Stanley forensics team, which develops and implements technologies designed to help detect these cybersecurity threats across Morgan Stanley’s environment, including systems and applications that may be relied upon by the Company. Where a potential threat is identified in Morgan Stanley’s environment or which impacts the Company, Morgan Stanley’s incident response team evaluates the potential impact to the Firm and, as relevant, the Company, and coordinates remediation where required. These groups, as well as Morgan Stanley’s Operational Risk Department, review external cybersecurity incidents that may be relevant to the Firm and the Company, and the outcomes of these incidents further inform the design of the Cybersecurity Program. In addition, Morgan Stanley maintains a robust global training program on cybersecurity risks and requirements and conducts regular training exercises for its employees and consultants, including those personnel relied upon by the Company.
Morgan Stanley’s processes are designed to help oversee, identify, and mitigate cybersecurity risks associated with its use of third-party vendors, including those vendors relied upon by the Company. Morgan Stanley maintains a third-party risk management program that includes evaluation of, and response to, cybersecurity risks at its third-party vendors, including those vendors relied upon by the Company. Prior to engaging third-party vendors to provide services to the Firm or the Company, Morgan Stanley conducts assessments of the third-party vendors’ cybersecurity program to identify the impact of their services on the cybersecurity risks to the Firm or, as relevant, the Company. Once on-boarded, third-party vendors’ cybersecurity programs are subject to risk-based oversight, which may include security questionnaires, submission of independent security audit reports or a Firm audit of the third-party vendor’s security program, and, with limited exceptions, third-party vendors are required to meet Morgan Stanley’s cybersecurity standards. Where a third-party vendor cannot meet those standards, its services, and the residual risk to the Firm, are subject to review, challenge, and escalation through Morgan Stanley’s risk management processes and ERM committees, which may ultimately result in requesting increased security measures or ceasing engagement with such third-party vendor.
Morgan Stanley’s Cybersecurity Program is regularly assessed by the Morgan Stanley Internal Audit Department (“IAD”) through various assurance activities, with the results reported to the Audit Committee of the MS Board (“BAC”) and the BOTC and, as applicable to the Board of Directors of the Company. Annually, certain elements of the Cybersecurity Program are subject to an audit by an independent consultant, as well as an assessment by a separate, independent third-party, the results of which, including opportunities identified for improvement and related remediation plans, are reviewed with the BOTC. The Cybersecurity Program is also examined regularly by the Firm’s prudential and conduct regulators within the scope of their jurisdiction.
Governance
Morgan Stanley and Company Management’s role in assessing and managing material risks from cybersecurity threats
Morgan Stanley’s Cybersecurity Program is operated and maintained by its management, including the Chief Information Officer (“CIO”) of Cyber, Data, Risk and Resilience and the Chief Information Security Officer (“CISO”). These senior officers are responsible for assessing and managing the Firm’s cybersecurity risks, which includes cybersecurity risks faced by the Company. Morgan Stanley’s Cybersecurity Program strategy, which is set by the CISO and overseen by the Morgan Stanley’s Head of Operational Risk, is informed by various risk and control assessments, control testing, external assessments, threat intelligence, and public and private information sharing. Morgan Stanley’s Cybersecurity Program also includes processes for escalating and considering the materiality of incidents that impact the Firm and the Company, including escalation to senior management of Morgan Stanley, the MS Board, and management of the Company. Those processes are periodically tested through tabletop exercises.
The Chief Compliance Officer ("CCO") of the Company is responsible for overseeing the Company’s risk management function and generally and relies on the CIO, CISO, and Head of Operational Risk to assist with assessing and managing material risks from cybersecurity threats that are applicable to the Company. The CIO has over 30 years of experience in various engineering, information technology (“IT"), operations, and information security roles. The CISO has over 25 years of experience leading cybersecurity teams at financial institutions, including in the areas of IT strategy, risk management, and information security. The Head of Operational Risk has over 20 years of experience in technology, security, and compliance roles, including experience in government security agencies. The Company's CCO has worked in the financial services industry for 19 years and has covered business developments from a compliance perspective for over 10 years, during which time the Company’s CCO has gained expertise in assessing and managing risk applicable to the Company.
Risk levels and mitigating measures are presented to and monitored by dedicated management-level cybersecurity risk committees at Morgan Stanley. These committees include representatives from Firm management as well as business and control stakeholders who review, challenge and, where appropriate, consider exceptions to the Firm’s policies and procedures. Significant cybersecurity risks are escalated from these committees to Morgan Stanley’s Non-Financial Risk Committee. The CIO and the Head of Operational Risk

report on the status of Morgan Stanley’s Cybersecurity Program, including significant cybersecurity risks; review metrics related to the program; and discuss the status of regulatory and remedial actions and incidents to the Firm Risk Committee, the BOTC and the MS Board. To the extent any cybersecurity incidents relate to the Company, the status of such incidents and remedial actions will be reported to our Board.
Board oversight of risks from cybersecurity threats
Our Board provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. Our Board receives periodic updates from the CCO of the Company, the CIO, the CISO, and the Head of Operational Risk, regarding the overall state of Morgan Stanley’s Cybersecurity Program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting the Company.
Assessment of Cybersecurity Risk
The potential impact of risks from cybersecurity threats on the Company are assessed on an ongoing basis, and how such risks could materially affect the Company’s business strategy, operational results, and financial condition are regularly evaluated. During the fiscal year ended December 31, 2023, the Company has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition.
Item 2. Properties
Our headquarters are located at 1585 Broadway, New York, NY 10036. We do not own any real estate.
Item 3. Legal Proceedings
The Company, the Investment Adviser, and the Administrator may become party to certain lawsuits in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Each of the Company, the Investment Adviser, and the Administrator is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company.
See also “Note 1 to Consolidated Financial Statements in Part II, Item 8. Consolidated Financial Statements and Supplementary Data” of this Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities (dollar amounts in thousands, except per unit amounts)
Market Information
We sell our Units in private offerings in the United States under the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, Regulation S under the Securities Act and other exemptions from the registration requirements of the Securities Act, and we are authorized to offer and sell an unlimited number of our Units in such private offering. There is currently no market for our Units, and we can offer no assurances that a market for our Units will develop in the future.
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
Holders
As of March 4, 2024, we had 14,292 holders of record of our Units.
Distribution Policy
Subject to our Board of Directors’ discretion and applicable legal restrictions, we intend to authorize and declare distributions on a monthly basis or on such other date or dates as may be fixed from time to time by our Board of Directors and pay such distributions on a monthly basis. We elected to be taxed as a RIC under Subchapter M of the Code. To obtain and maintain our RIC tax status, we intend to distribute at least 90% of our investment company taxable income (as defined by the Code, which generally includes net ordinary income and net short-term taxable gains) to holders of our Units in respect of each taxable year and to distribute net capital gains (that is, net long-term capital gains in excess of net short-term capital losses), if any, at least annually out of the assets legally available for such distributions as well as satisfy other applicable requirements under the Code. See Item 1. Business — “Certain U.S. Federal Income Tax Considerations.”
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
A registered holder of units may elect to “opt out” of the DRIP by notifying the plan administrator and our transfer agent and registrar, currently State Street Bank and Trust Company, in writing so that such notice is received by the plan administrator no later than ten days prior to the record date for a distribution to common unitholders in order to receive such distribution in cash. We expect to include the record date for our distributions in our periodic reports under the Exchange Act. The plan administrator will set up an account for each unitholder who does not “opt out” of the DRIP in order to acquire units in non-certificated form through the plan. Unitholders who hold units through a broker or other financial intermediary may opt out of the DRIP by notifying their broker or other financial intermediary of their election.
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

There will be no brokerage or other charges to unitholders who participate in the plan. The DRIP administrator’s fees under the plan will be paid by us and, therefore, will be borne by our unitholders.
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
The following table summarizes the Company’s distributions declared and payable for the year ended December 31, 2023:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
January 30, 2023	January 31, 2023	February 03, 2023	$0.1432	$10,073
February 28, 2023	February 28, 2023	March 03, 2023	0.1454	10,544
March 28, 2023	March 31, 2023	April 05, 2023	0.1460	11,104
April 26, 2023	April 30, 2023	May 03, 2023	0.1443	11,110
May 30, 2023	May 31, 2023	June 05, 2023	0.1450	11,970
June 27, 2023	June 30, 2023	July 06, 2023	0.1441	12,703
July 26, 2023	July 31, 2023	August 03, 2023	0.1453	13,279
August 28, 2023	August 31, 2023	September 06, 2023	0.1502	14,246
September 26, 2023	September 30, 2023	October 04, 2023	0.1507	15,181
October 27, 2023	October 31, 2023	November 03, 2023	0.1510	15,903
November 28, 2023	November 30, 2023	December 05, 2023	0.1502	16,848
December 27, 2023	December 31, 2023	January 4, 2024	0.1512	18,455
Total Distributions			$1.7666	$161,416
The following table summarizes the Company’s distributions declared and payable for the year ended December 31, 2022:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
February 24, 2022	February 28, 2022	March 03, 2022	$0.0469	$1,134
March 25, 2022	March 31, 2022	April 05, 2022	0.0810	2,793
April 26, 2022	April 30, 2022	May 04, 2022	0.0865	3,644
May 25, 2022	May 31, 2022	June 03, 2022	0.0812	3,947
June 24, 2022	June 30, 2022	July 06, 2022	0.0900	4,838
July 28, 2022	July 31, 2022	August 03, 2022	0.0950	5,528
August 29, 2022	August 31, 2022	September 06, 2022	0.1044	6,289
September 26, 2022	September 30, 2022	October 06, 2022	0.1200	7,373
October 27, 2022	October 31, 2022	November 03, 2022	0.1255	8,074
November 28, 2022	November 30, 2022	December 05, 2022	0.1325	8,830
December 20, 2022	December 31, 2022	January 04, 2023	0.1441	9,814
Total Distributions			$1.1071	$62,264

The following table summarizes the amounts received and units issued to unitholders who have participated in the DRIP during for the year ended December 31, 2023:

Payment Date	DRIP Units Issued	DRIP Units Value
January 04, 2023	286,606	$5,325
February 03, 2023	288,686	5,442
March 03, 2023	298,750	5,658
April 05, 2023	310,339	5,807
May 03, 2023	320,084	6,024
June 05, 2023	343,881	6,427
July 06, 2023	355,702	6,705
August 03, 2023	379,668	7,202
September 06, 2023	406,420	7,738
October 04, 2023	429,249	8,190
November 03, 2023	461,074	8,747
December 05, 2023	488,426	9,329
Total	4,368,885	$82,594
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

The following table further summarizes the unit repurchases completed for the year ended December 31, 2023:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
March 14, 2023	5.00%	March 31, 2023	$27,162	1,451,713	2.13%	—
June 02, 2023	5.00%	June 30, 2023	31,798	1,686,901	2.26%	—
September 01, 2023	5.00%	September 30, 2023	24,218	1,269,300	1.47%	—
December 05, 2023	5.00%	December 31, 2023	27,596	1,444,053	1.45%	—
Total			$110,774	5,851,967
The following table further summarizes the unit repurchases completed for the year ended December 31, 2022:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
June 09, 2022	5.00%	June 30, 2022	$5,821	306,543	0.57%	—
September 10, 2022	5.00%	September 30, 2022	33,167	1,769,853	3.31%	—
December 14, 2022	5.00%	December 31, 2022	20,228	1,088,688	1.77%	—
			$59,216	3,165,084

(1)	Percentage is based on total units as of the close of the previous calendar quarter.
(2)	All repurchase requests were satisfied in full.
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
Our investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies in which private equity sponsors have a controlling equity stake in the portfolio company. For the purposes of this report, “middle-market companies” refers to companies that, in general, generate annual EBITDA in the range of approximately $15 million to $200 million, although not all of our portfolio companies will meet this criterion.
We invest primarily in directly originated senior secured term loans, including first lien senior secured term loans (including unitranche loans) and second lien senior secured term loans, with the balance of our investments expected to be in higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic asset purchases. Typical middle-market senior loans may be issued by middle-market companies in the context of LBOs, acquisitions, debt refinancings recapitalizations, and other similar transactions. We generally expect our debt investments to have a stated term of five to eight years and typically bear interest at a floating rate usually determined on the basis of a benchmark (such as SOFR). We also make investments in traded bank loans and other liquid debt securities of U.S. corporate issuers, including broadly syndicated loans, which may provide more liquidity than our private credit investments, for cash management purposes, including to manage payment obligations under our unit repurchase program. Depending on various factors, including our cash flows and the market for middle-market company debt investments, we expect that our liquid loan portfolio could represent a material portion of our investments from time to time.
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
We have applied for a new exemptive relief order which, if granted, would supersede the Order and would permit us greater flexibility with respect to negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Funds (each as defined in the application). There can be no assurance that we will obtain such new exemptive relief from the SEC.
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
Expenses
Our primary operating expenses include the payment of: (i) investment advisory fees, including base management fees and incentive fees, to our Investment Adviser pursuant to the Investment Advisory Agreement; (ii) costs and other expenses and our allocable portion of overhead incurred by our Administrator in performing its administrative obligations under the Administration Agreement between us and the Administrator; and (iii) other operating expenses as detailed below:
•initial organization costs and offering costs incurred;
•costs associated with any private offerings of our Units and any other securities offerings;
•the cost of effecting any sales and repurchases of our Units and other securities, including servicing fees;
•calculating individual asset values and our net asset value (including the cost and expenses of any third-party valuation services);
•out of pocket expenses, including travel, entertainment, lodging, and meal expenses, incurred by the Investment Adviser, or members of its investment team or payable to third parties, in evaluating, developing, negotiating, structuring and performing due diligence on prospective portfolio companies (including, without limitation, any reverse termination fees and any liquidated damage and any costs related to broken deals) and monitoring actual portfolio companies and, if necessary, enforcing our rights;
•base management fee and any incentive fees payable under the Investment Advisory Agreement;
•certain costs and expenses relating to distributions paid by us;
•administration fees payable under the Administration Agreement and any sub-administration agreements, including related expenses;
•arrangement, debt service and other costs of borrowings, senior securities or other financing arrangements;
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
•escrow agent, distribution agent, transfer agent and custodial fees and expenses;
•costs of derivatives and hedging;
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
•fees and expenses associated with marketing efforts;
•any fidelity bond required by applicable law;

•any necessary insurance premiums;
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
PORTFOLIO, INVESTMENT ACTIVITY AND RESULTS OF OPERATIONS
Our portfolio is presented below:

	December 31, 2023			December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$3,154,304	$3,127,610	97.9%	$1,994,650	$1,919,673	97.2%
Second Lien Debt	37,685	32,040	1.0	27,015	26,043	1.3
Other Investments	35,460	35,836	1.1	29,520	29,393	1.5
Total	$3,227,449	$3,195,486	100.0%	$2,051,185	$1,975,109	100.0%
As of December 31, 2023, we had investments in 212 portfolio companies across 42 industries. Based on fair value as of December 31, 2023, approximately 99.9% of our debt portfolio was invested in debt bearing a floating interest rate, which are primarily subject to interest rate floors for the applicable reference rate. As of December 31, 2023, our weighted average total yield of investments in debt securities at amortized cost was 11.8%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2023.
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
As of December 31, 2023, approximately 90.3% of our total commitments were in directly originated senior secured loans and equity investments issued by middle market companies in which private equity sponsors have a controlling equity stake in the portfolio company. In addition, as of December 31, 2023, our investments in such loans, which excludes our liquid loan portfolio, displayed the following characteristics as of the closing date of each of our investments unless otherwise indicated(1)(2)(3):
•Weighted average last 12-month EBITDA of approximately $198.9 million;
•Weighted average net leverage through tranche of approximately 6.1x(4);
•Weighted average of approximately 42.9%(5) loan to value of our portfolio companies; and
•Approximately 5.2% of loans the Investment Adviser believes may be subject to business cycle volatility.
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

Investment Activity
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and For the Year Ended December 31, 2023	As of and For the Year Ended December 31, 2022
New Investments Committed
Gross Principal Balance(1)	$1,708,093	$2,576,014
Less: Syndications	(79,963)	—
Net New Investments Committed	$1,628,130	$2,576,014
Investments, at Cost
Investments, beginning of period	$2,051,185	$—
New investments purchased	1,497,358	2,110,738
Net accretion of discount on investments	8,909	3,169
Payment-in-kind	7,987	1,753
Net realized gain (loss) on investments	105	(442)
Investments sold or repaid	(338,095)	(64,033)
Investments, end of period	$3,227,449	$2,051,185
Principal amount of investments funded
First lien debt	$1,520,464	$2,090,375
Second lien debt	12,308	27,659
Other investments	2,693	28,328
Total	$1,535,465	$2,146,362
Amount of investments sold/fully repaid, at principal
First lien debt investments	$192,779	$27,978
Total	$192,779	$27,978
Weighted average yield on debt and income producing investments, at cost(2)	11.8%	10.3%
Weighted average yield on debt and income producing investments, at fair value(2)	12.0%	10.7%
Number of portfolio companies	212	203
Percentage of debt investments bearing a floating rate, at fair value	99.9%	99.9%
Percentage of debt investments bearing a fixed rate, at fair value	0.1%	0.1%
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
Investment Performance Rating
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
Risk Rating 1 — In the opinion of our Investment Adviser, investments in Risk Rating 1 involve the least amount of risk relative to our initial cost basis at the time of origination or acquisition. Risk Rating 1 investments performance is above our initial underwriting expectations and the business trends and risk factors are generally favorable, which may include the performance of the portfolio company, or the likelihood of a potential exit.
Risk Rating 2 — In the opinion of our Investment Adviser, investments in Risk Rating 2 involve a level of risk relative to our initial cost basis at the time of origination or acquisition. Risk Rating 2 investments are generally performing in line with our initial underwriting expectations and risk factors to ultimately recoup the cost of our principal investment are neutral to favorable. All new originated or acquired investments are initially included in Risk Rating 2.
Risk Rating 3 — In the opinion of our Investment Adviser, investments in Risk Rating 3 indicate that the risk to our ability to recoup the initial cost basis at the time of origination or acquisition has increased materially since the origination or acquisition of the investment, such as declining financial performance and non-compliance with debt covenants; however, principal and interest payments are not more than 120 days past due.
Risk Rating 4 — In the opinion of our Investment Adviser, investments in Risk Rating 4 involve a borrower performing substantially below expectations and indicate that the loan’s risk has increased substantially since origination or acquisition. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. For Risk Rating 4 investments, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis at the time of origination or acquisition upon exit.
The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System is as follows:

	December 31, 2023		December 31, 2022
	Fair Value	% of Total	Fair Value	% of Total
Risk rating 1	$5,926	0.2%	$—	—%
Risk rating 2	3,150,012	98.5	1,975,109	100.0
Risk rating 3	21,501	0.7	—	—
Risk rating 4	18,047	0.6	—	—
	$3,195,486	100.0%	$1,975,109	100.0%
CONSOLIDATED RESULTS OF OPERATIONS
The following table represents our operating results:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Total investment income	$302,770	$103,428
Less: Net expenses	140,836	36,222
Net investment income (loss) before taxes	161,934	67,206
Less: Excise tax expense	70	200
Net investment income (loss) after taxes	161,864	67,006
Net change in unrealized appreciation (depreciation)	43,948	(76,254)
Net realized gain (loss)	106	(448)
Net increase (decrease) in Members' Capital resulting from operations	$205,918	$(9,696)
Investment Income
Investment income was as follows:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Investment income:
Interest income	$285,826	$98,108
Payment-in-kind	4,622	725
Dividend income	3,758	1,521
Other income	8,564	3,074
Total Investment Income	$302,770	$103,428
Total investment income increased from $103,428 for the year ended December 31, 2022 to $302,770 for the year ended December 31, 2023. The increase was primarily driven by our deployment of capital and rising interest rates. The size of our investment portfolio at cost increased from $1,975,109 as of December 31, 2022 to $3,227,449 as of December 31, 2023. Weighted average asset yield of debt investments at cost increased from 10.3% as of December 31, 2022 to 11.8% as of December 31, 2023.

Interest income on our debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of December 31, 2023, we had 2 investments on non-accrual status.
Expenses
Expenses were as follows:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Expenses:
Interest and other financing expenses	$75,673	$19,516
Management fees	21,048	11,190
Income based incentive fees	25,206	8,062
Professional fees	4,291	2,501
Organization and offering costs	18	712
Directors' fees	380	308
Administrative service fees	126	84
Servicing fees	14,313	7,614
General and other expenses	205	654
Total expenses	$141,260	$50,641
Expense support	—	(2,220)
Management fees waiver	—	(5,540)
Income based incentive fees waiver	(424)	(6,659)
Net expenses	$140,836	$36,222
Excise tax expense	$70	$200
Interest and Other Financing Expenses
Interest and other financing expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs, were $75,673 and $19,516 for the year ended December 31, 2023 and 2022, respectively. The increase was primarily due to higher average borrowings outstanding, increased reference rates and higher cost of unsecured debt issued. For the year ended December 31, 2023 and 2022, average borrowings outstanding were $844,373 and $338,532, respectively. The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the year ended December 31, 2023 and 2022 were 7.72% and 4.80%, respectively.
Base Management Fee
The base management fees, net of waiver, were $21,048 and $5,650 for the year ended December 31, 2023 and 2022, respectively. The increase was primarily due to an increase in capital contributions. For more information on base management fee, including terms thereof, for further details, see Note 3 “Related Party Transactions” to our consolidated financial statements included in this report.
Incentive Fees
The income-based incentive fees, net of waiver, were $24,782 and $1,403 for the year ended December 31, 2023 and 2022, respectively. The increase was primarily due to an increase in pre-incentive fee net investment income. For more information on incentive fee, including terms thereof, for further details, see Note 3 “Related Party Transactions” to our consolidated financial statements included in this report.
Professional Fees, Administrative Service Fee and Other Expenses
Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the management of the Company, which include costs of a financial printer utilized for certain preparation, printing and distribution services related to the offering materials. Administrative service fees represents fees paid to the Administrator for our allocable portion of the cost of certain of our executive officers that perform duties for us. General and other expenses include insurance, filing, research, subscriptions and other costs. Organization and offering costs include expenses incurred in our initial formation and our offering of units.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	$105	$(442)
Foreign currency and other transactions	1	(6)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	43,906	(76,260)
Translation of assets and liabilities in foreign currencies	42	6
Net realized and unrealized gain (loss)	$44,054	$(76,702)
For the year ended December 31, 2023, net change in unrealized appreciation on our investments of $43,906, which was primarily as a result of the volatile credit environment and spread tightening in the primary and secondary markets, including in the broadly syndicated loan market.
For the year ended December 31, 2022, net change in unrealized depreciation on our investments of $76,260, which was primarily as a result of the volatile credit environment and spread widening in the primary and secondary markets, including in the broadly syndicated loan market.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We generate cash from the net proceeds of offerings of our Units, net borrowings from our credit facilities and unsecured debt, and from cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities, including before we have fully invested the proceeds of any closing of our continuous private offering of our Units. Our primary use of cash is investments in portfolio companies, payments of our expenses, funding repurchases under our unit repurchase program and payment of cash distributions to our unitholders. Details of our credit facilities are described in “—Debt” below. We may also from time to time enter into new credit facilities, increase the size of existing credit facilities or issue additional debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.
As of December 31, 2023, we had approximately $222.2 million of cash, which taken together with our approximately $918.8 million, $750.0 million and $209.5 million of availability under the ING Facility, Wells Funding Facility and CBNA Funding Facility (subject to borrowing base availability) (each as defined in Note 6. “Debt” in the notes to the accompanying consolidated financial statements), respectively, we expect to be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of December 31, 2023, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments of $546.4 million.
As of December 31, 2022, we had approximately $75.4 million of cash, which taken together with our approximately $303.5 million and $395.0 million of availability under the ING Facility and Wells Funding Facility (subject to borrowing base availability) (each as defined in Note 6. “Debt” in the notes to the accompanying consolidated financial statements), respectively, we expect to be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of December 31, 2022, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments of $398.4 million.

Unregistered Sales of Equity Securities
For the year ended December 31, 2023, total Units issued and proceeds received were as follows:

Unit Issuance Date	Units Issued	Proceeds Received
January 01, 2023	1,953,945	$36,304
February 01, 2023	1,882,119	35,478
March 01, 2023	3,239,025	61,347
April 01, 2023	2,999,635	56,123
May 01, 2023	4,318,642	81,277
June 01, 2023	5,260,930	98,327
July 01, 2023	4,570,513	86,154
August 01, 2023	3,071,882	58,274
September 01, 2023	5,481,417	104,366
October 01, 2023	5,422,414	103,460
November 01, 2023	6,390,635	121,230
December 01, 2023	9,400,753	179,555
Total	53,991,910	$1,021,895
For the year ended December 31, 2022, total Units issued and proceeds received were as follows:

Unit Issuance Date	Units Issued	Proceeds Received
February 01, 2022	24,186,111	$483,722
March 01, 2022	10,264,044	203,434
April 01, 2022	7,621,662	150,528
May 01, 2022	6,328,434	124,860
June 01, 2022	5,045,031	97,621
July 01, 2022	4,606,552	87,478
August 01, 2022	1,891,156	36,235
September 01, 2022	2,781,091	53,758
October 01, 2022	2,679,651	50,217
November 01, 2022	2,068,611	38,538
December 01, 2022	2,297,154	42,934
Total	69,769,497	$1,369,325
Distribution Reinvestment
We have adopted an “opt out” DRIP. As a result, if our Board of Directors authorizes, and we declare, a cash distribution, our unitholders will have their cash distributions automatically reinvested in additional units of the same class of units to which the distribution relates unless they specifically “opt out” of the DRIP and elect to receive distributions in cash.
For further details, see Note 8 “Members’ Capital” to our consolidated financial statements included in this report.
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
For further details, see Note 8 “Members’ Capital” to our consolidated financial statements included in this report.

Debt
Our outstanding debt obligations were as follows:

	December 31, 2023			December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
ING Facility(1)	$925,000	$6,168	$918,832	$925,000	$621,496	$303,504
Wells Funding Facility	750,000	—	750,000	500,000	105,000	395,000
CBNA Funding Facility	235,000	25,500	209,500	N/A	N/A	N/A
Series A 2026 Notes(2)	204,000	204,000	—	N/A	N/A	N/A
Series A 2028 Notes(2)	146,000	146,000	—	N/A	N/A	N/A
Series B 2026 Notes(3)	107,000	107,000	—	N/A	N/A	N/A
Series B 2028 Notes(3)	128,000	128,000	—	N/A	N/A	N/A
Series C 2027 Notes(4)	136,500	136,500	—	N/A	N/A	N/A
Series C 2029 Notes(4)	163,500	163,500	—	N/A	N/A	N/A
Total	$2,795,000	$916,668	$1,878,332	$1,425,000	$726,496	$698,504
(1)    Under the ING Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of December 31, 2023, the Company had borrowings denominated in Euros (EUR) of 5,618. As of December 31, 2022, the Company had borrowings denominated in Euros (EUR) of 5,618.
(2)    The carrying value of the Company’s Series A 2026 Notes and Series A 2028 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $1,619 and $1,327, respectively.
(3)    The carrying value of the Company’s Series B 2026 Notes and Series B 2028 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $1,059 and $1,341, respectively.
(4)    The carrying value of the Company’s Series C 2027 Notes and Series C 2029 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $1,372 and $1,661, respectively.
For further details, see Note 6 “Debt” to our consolidated financial statements included in this report.
RECENT DEVELOPMENTS
Interest Rate Swaps
On January 8, 2024, we entered into interest rate swaps in connection with the Series A and Series B Notes to more closely align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the Series A 2026 Notes, we receive a fixed interest rate of 8.10% per annum and pay a floating interest rate of SOFR + 4.34% per annum on $204.0 million of the Series A 2026 Notes. Under the interest rate swap agreement related to the Series A 2028 Notes, we receive a fixed interest rate of 8.13% per annum and pay a floating interest rate of SOFR + 4.56% per annum on $146.0 million of the Series A 2028 Notes. Under the interest rate swap agreement related to the Series B 2026 Notes, we receive a fixed interest rate of 8.84% per annum and pay a floating interest rate of SOFR + 5.13% per annum on $107.0 million of the Series B 2026 Notes. Under the interest rate swap agreement related to the Series B 2028 Notes, we receive a fixed interest rate of 8.88% per annum and pay a floating interest rate of SOFR + 5.30% per annum on $128.0 million of the Series B 2028 Notes. We designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.
January Issuances and Distribution Declarations
Pursuant to our continuous private offering, we issued approximately 7,646,273 Units for an aggregate offering price of $146,120 effective January 1, 2024.
On January 29, 2024, our Board of Directors declared a distribution to unitholders of record in the amount of $0.1513 per unit and payable on February 5, 2024 as of January 31, 2024.
February Issuances and Distribution Declarations
Pursuant to our continuous private offering, we held a close relating to the sale of the our Units for an aggregate offering price of $119,088 effective February 1, 2024.
On February 27, 2024, our Board of Directors declared a distribution to unitholders of record in the amount of 0.1512 per unit and payable on March 5, 2024 as of February 29, 2024.

March Issuances
Pursuant to our continuous private offering, we held a close relating to the sale of our Units for an aggregate offering price of $127,483 effective March 1, 2024.

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
RELATED PARTY TRANSACTIONS
We have entered into a number of business relationships with affiliated or related parties, including the following (which are defined in the notes to the accompanying consolidated financial statements if not defined herein):
•the Investment Advisory Agreement;
•the Administration Agreement;
•the Placement Agent Agreement;
•the MSDI Agreement; and
•the Expense Support Agreement.
For further details, see Note 3 “Related Party Transactions” to our consolidated financial statements included in this report.
MS Credit Partners Holdings, Inc., an indirect, wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, has entered into subscription agreements and has made capital contributions at the closings of the Company’s continuous private offering through December 31, 2023, representing an aggregate capital contribution of $25.0 million, in exchange for 1,256,051 Units. Because MS Credit Partners Holdings, Inc. has made an aggregate capital contribution of $25.0 million as of the date of this report, MS Credit Partners Holdings, Inc. has no further obligation, contractual or otherwise, to support us. Morgan Stanley has no history of financially supporting any of the BDCs on the MS Private Credit platform, even during periods of financial distress.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including valuation risk, market risk and interest rate risk.
Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of portfolio companies. During periods of market dislocation, we will seek to invest prudently in the secondary loan market to provide our investors better risk adjusted returns while adhering to our core investment tenants. Most of our investments will not have a readily available market price. To ensure accurate valuations, our investments are valued at fair value in good faith by our Board of Directors, based on, among other things, the input of the Investment Adviser, including the Valuation Designee, our Audit Committee and independent third-party valuation firms engaged at the direction of our Board of Directors, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment while employing a consistently applied valuation process for the investments we hold. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
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
As of December 31, 2023, approximately 99.9% of our debt investments were at floating rates. Based on our Consolidated Statements of Financial Condition as of December 31, 2023, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of December 31, 2023) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense(1)	Income
Up 300 basis points	$97,496	$(9,950)	$87,546
Up 200 basis points	$64,997	$(6,633)	$58,364
Up 100 basis points	$32,499	$(3,317)	$29,182
Up 25 basis points	$8,125	$(829)	$7,296
Down 25 basis points	$(8,125)	$829	$(7,296)
Down 100 basis points	$(32,499)	$3,317	$(29,182)
Down 200 basis points	$(64,997)	$6,633	$(58,364)
Down 300 basis points	$(97,496)	$9,950	$(87,546)
(1)    Includes the impact of our interest rate swaps as a result of interest rate changes.
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

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the unitholders and the Board of Directors of North Haven Private Income Fund LLC
Opinion on the Financial Statements and Financial Highlights
We have audited the accompanying consolidated statements of financial condition of North Haven Private Income Fund LLC and subsidiaries (the "Company"), including the consolidated schedules of investments, as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in members’ capital, cash flows and financial highlights for the years ended December 31, 2023 and 2022 and the period from March 4, 2021 (inception) to December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements and financial highlights”). In our opinion, the consolidated financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations, changes in members’ capital, cash flows, and financial highlights for the years ended December 31, 2023 and 2022 and the period from March 4, 2021 (inception) to December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2023 and 2022, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.
/s/Deloitte & Touche LLP

New York, NY
March 4, 2024

We have served as the Company's auditor since 2021.

North Haven Private Income Fund LLC
Consolidated Statements of Financial Condition
(In thousands, except unit and per unit amounts)

	As of
	December 31, 2023	December 31, 2022
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $3,227,449 and $2,051,185)	$3,195,486	$1,975,109
Cash (restricted cash of $740 and $—)	222,244	75,378
Deferred financing costs	12,356	9,154
Deferred offering costs	—	18
Interest and dividend receivable from non-controlled/non-affiliated investments	23,634	14,308
Receivable for investments sold/repaid	284	380
Prepaid expenses and other assets	8,078	876
Total assets	3,462,082	2,075,223

Liabilities
Debt (net of debt issuance costs of $8,379 and $—)	914,829	726,496
Payable for investments purchased	24	361
Payable to affiliates (Note 3)	3,750	1,592
Distributions payable	18,455	9,814
Management fees payable	6,529	3,833
Subscriptions received in advance (Note 8)	146,120	36,304
Payable for units repurchased (Note 8)	27,596	20,228
Income based incentive fee payable	7,833	1,403
Interest and financing costs payable	26,144	4,057
Accrued expenses and other liabilities	6,372	4,922
Total liabilities	1,157,652	809,010

Commitments and Contingencies (Note 7)

Members' Capital
Common units, par value $0.001 per unit (120,613,447 and 68,104,617 units issued and outstanding)	121	71
Paid-in capital in excess of par value	2,331,297	1,337,703
Total distributable earnings (loss)	(26,988)	(71,561)
Total members' capital	$2,304,430	$1,266,213
Total liabilities and members' capital	$3,462,082	$2,075,223
Net asset value per unit	$19.11	$18.59

The accompanying notes are an integral part of these consolidated financial statements

North Haven Private Income Fund LLC
Consolidated Statements of Operations
(In thousands, except unit and per unit amounts)

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the period from March 4, 2021 (inception) to December 31, 2021
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$285,826	$98,108	$—
Payment-in-kind	4,622	725	—
Dividend income	3,758	1,521	—
Other income	8,564	3,074	—
Total investment income	302,770	103,428	—
Expenses:
Interest expense and other financing expenses	75,673	19,516	—
Management fees	21,048	11,190	—
Income based incentive fees	25,206	8,062	—
Professional fees	4,291	2,501	—
Organization and offering costs	18	712	435
Directors' fees	380	308	56
Administrative service fees	126	84	—
Servicing fees	14,313	7,614	—
General and other expenses	205	654	—
Total expenses	141,260	50,641	491
Expense support (Note 3)	—	(2,220)	—
Management fees waiver (Note 3)	—	(5,540)	—
Income based incentive fees waiver (Note 3)	(424)	(6,659)	—
Net expenses	140,836	36,222	491
Net investment income (loss) before taxes	161,934	67,206	(491)
Excise tax expense	70	200	—
Net investment income (loss) after taxes	161,864	67,006	(491)

Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	105	(442)	—
Foreign currency and other transactions	1	(6)	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	43,906	(76,260)	—
Translation of assets and liabilities in foreign currencies	42	6	—
Net realized and unrealized gain (loss)	$44,054	$(76,702)	$—
Net increase (decrease) in members' capital resulting from operations	$205,918	$(9,696)	$(491)

Net investment income (loss) per unit (basic and diluted)	$1.77	$1.26	$—
Earnings (loss) per unit (basic and diluted)	$2.26	$(0.18)	$—
Weighted average units outstanding:	91,230,657	53,379,085	—

The accompanying notes are an integral part of these consolidated financial statements

North Haven Private Income Fund LLC
Consolidated Statements of Changes in Members’ Capital
(In thousands)

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the period from March 4, 2021 (inception) to December 31, 2021
Members' Capital at beginning of period:	$1,266,213	$(456)	$—
Increase (decrease) in members’ capital resulting from operations:
Net investment income (loss)	161,864	67,006	(491)
Net realized gain (loss)	106	(448)	—
Net change in unrealized appreciation (depreciation)	43,948	(76,254)	—
Net increase (decrease) in members’ capital resulting from operations	205,918	(9,696)	(491)
Distributions to Unitholders from:
Distributable earnings	(161,416)	(62,264)	—
Capital transactions:
Issuance of Units	1,021,895	1,369,325	35
Reinvestment of distributions	82,594	28,520	—
Repurchased Units	(110,774)	(59,216)	—
Net increase in members' capital resulting from capital transactions	993,715	1,338,629	35
Total increase (decrease) in members' capital	1,038,217	1,266,669	(456)
Members' capital at end of period	$2,304,430	$1,266,213	$(456)
Distributions per unit	$1.77	$1.11	$—

The accompanying notes are an integral part of these consolidated financial statements

North Haven Private Income Fund LLC
Consolidated Statements of Cash Flows
(In thousands)

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the period from March 4, 2021 (inception) to December 31, 2021
Cash flows from operating activities:
Net increase (decrease) in members' capital resulting from operations	$205,918	$(9,696)	$(491)
Adjustments to reconcile net increase (decrease) in members' capital resulting from operations to net cash provided by (used in) operating activities
Net change in unrealized (appreciation) depreciation on investments	(43,906)	76,260	—
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(42)	(6)	—
Net unrealized (appreciation) depreciation on interest rate swap attributed to unsecured notes	(1,009)	—	—
Net realized (gain) loss on investments	(105)	442	—
Net realized (gain) loss on foreign currency and other transactions	(1)	6	—
Net accretion of discount and amortization of premium on investments	(8,909)	(3,169)	—
Payment-in-kind interest and dividend capitalized	(7,987)	(1,753)	—
Amortization of deferred financing costs	2,768	1,547	—
Amortization of debt issuance costs on Unsecured Notes	1,184	—	—
Amortization of deferred offering costs	18	199	—
Purchases of investments and change in payable for investments purchased	(1,497,694)	(2,110,377)	—
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	338,192	63,653	—
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	(9,326)	(14,308)	—
(Increase) decrease in prepaid expenses and other assets	348	(876)	—
(Decrease) increase in payable to affiliates	2,158	1,332	260
(Decrease) increase in management fees payable	2,696	3,833	—
(Decrease) increase in incentive fees payable	6,430	1,403	—
(Decrease) increase in interest payable	24,340	1,782	—
(Decrease) increase in accrued expenses and other liabilities	1,450	4,595	327
Net cash provided by (used in) operating activities	(983,477)	(1,985,133)	96

Cash flows from financing activities:
Borrowings on debt	$2,018,500	$1,464,818	$—
Repayments on debt	(1,828,500)	(738,500)	—
Deferred financing costs paid	(8,223)	(8,426)	—
Debt issuance costs paid	(9,563)	—	—
Distributions paid in cash	(70,181)	(23,930)	—
Proceeds from issuance of Units	1,021,895	1,369,325	35
Subscriptions received in advance	109,816	36,304	—
Repurchases of Units	(103,406)	(38,988)	—

North Haven Private Income Fund LLC
Consolidated Statements of Cash Flows
(In thousands)

Offering costs paid	—	(121)	(96)
Net cash provided by (used in) financing activities	1,130,338	2,060,482	(61)
Net increase (decrease) in cash	146,861	75,349	35
Effect of foreign exchange rate changes on cash	5	(6)	—
Cash at beginning of period	75,378	35	—
Cash at end of period	$222,244	$75,378	$35
Supplemental information and non-cash activities:
Excise tax paid	$170	$—	$—
Interest expense paid	$48,391	$16,188	$—
Distribution reinvestment paid	$82,594	$28,520	$—
Accrued but unpaid distributions	$18,455	$9,814	$—
Accrued but unpaid deferred financing costs	$22	$2,275	$—
Accrued but unpaid deferred offering costs	$—	$128	$—
Accrued but unpaid repurchases of Units	$27,596	$20,228	$—

The accompanying notes are an integral part of these consolidated financial statements

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
First Lien Debt
Aerospace & Defense
KKR Apple Bidco, LLC	(10)	S +	2.75%	8.22%	09/22/2028	4,900	$4,895	$4,890	0.21%
Mantech International CP	(5) (6) (9)	S +	5.75%	11.13%	09/14/2029	21,330	20,962	21,330	0.93
Mantech International CP	(5) (9) (14)	S +	5.75%	11.13%	09/14/2029	1,842	1,782	1,842	0.08
Mantech International CP	(5) (9) (14)	S +	5.75%	11.13%	09/14/2028	—	(50)	—	—
							27,589	28,062	1.22
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(5) (7) (9)	S +	5.75%	11.18%	06/11/2027	50,905	50,138	50,534	2.19
Omni Intermediate Holdings, LLC	(5) (6) (8)	S +	5.00%	10.54%	12/30/2026	11,030	10,924	10,507	0.46
Omni Intermediate Holdings, LLC	(5) (8) (14)	S +	5.00%	10.41%	12/30/2026	488	481	442	0.02
Omni Intermediate Holdings, LLC	(5) (14)	P +	4.00%	12.50%	12/30/2025	555	551	521	0.02
RoadOne IntermodaLogistics	(5) (8)	S +	6.25%	11.61%	12/29/2028	653	636	641	0.03
RoadOne IntermodaLogistics	(5) (8) (14)	S +	6.25%	11.61%	12/29/2028	60	57	57	—
RoadOne IntermodaLogistics	(5) (8) (14)	S +	6.25%	11.72%	12/29/2028	8	4	6	—
							62,791	62,708	2.72
Automobile Components
Continental Battery Company	(5) (6) (8)	S +	6.75% (incl. 4.08% PIK)	12.28%	01/20/2027	6,204	6,122	5,164	0.22
Les Schwab Tire Centers	(10)	S +	3.25%	8.71%	11/02/2027	4,899	4,903	4,893	0.21
Randy's Holdings, Inc.	(5) (6) (8)	S +	6.50%	11.78%	11/01/2028	11,195	10,908	11,157	0.48
Randy's Holdings, Inc.	(5) (8) (14)	S +	6.50%	11.78%	11/01/2028	—	(46)	(13)	—
Randy's Holdings, Inc.	(5) (8) (14)	S +	6.50%	11.73%	11/01/2028	435	399	430	0.02
Sonny's Enterprises, LLC	(5) (6) (8)	S +	6.75%	12.28%	08/05/2028	33,453	32,776	33,453	1.45
Sonny's Enterprises, LLC	(5) (8) (14)	S +	6.75%	12.27%	08/05/2028	2,362	2,241	2,362	0.10
Sonny's Enterprises, LLC	(5) (8) (14)	S +	6.75%	12.28%	08/05/2027	—	(112)	—	—
							57,191	57,446	2.49
Automobiles
ARI Network Services, Inc.	(5) (6) (9)	S +	5.25%	10.71%	02/28/2025	14,087	13,973	13,952	0.61
Portfolio Group	(5) (8) (14)	S +	6.00%	11.59%	12/02/2025	989	938	966	0.04
Summit Buyer, LLC	(5) (8) (14)	S +	5.75%	11.19%	01/14/2026	11,213	10,748	10,331	0.45
Summit Buyer, LLC	(5) (14)	P +	4.75%	13.25%	01/14/2026	—	(63)	(71)	—
							25,596	25,178	1.09
Beverages
Triton Water Holdings, Inc.	(10)	S +	3.25%	8.86%	03/31/2028	4,900	4,881	4,848	0.21

Biotechnology
GraphPad Software, LLC	(5) (6) (8)	S +	5.50%	11.22%	04/27/2027	7,926	7,872	7,896	0.34

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
GraphPad Software, LLC	(5) (8)	S +	5.50%	11.13%	04/27/2027	4,412	$4,385	$4,395	0.19%
							12,257	12,291	0.53
Broadline Retail
PUG, LLC		S +	3.50%	8.97%	02/12/2027	4,898	4,894	4,810	0.21
Building Products
ACProducts, Inc.	(10)	S +	4.25%	9.86%	05/17/2028	4,899	4,885	4,286	0.19
Chamberlain Group, Inc.	(10)	S +	3.25%	8.71%	11/03/2028	3,920	3,916	3,907	0.17
Icebox Holdco III, Inc.	(10)	S +	3.75%	9.11%	12/22/2028	2,458	2,461	2,437	0.11
White Cap Buyer, LLC		S +	3.75%	9.11%	10/19/2027	2,456	2,459	2,460	0.11
							13,721	13,090	0.57
Chemicals
Olympus Water US Holding Corporation	(10)	S +	3.75%	9.36%	11/09/2028	2,940	2,943	2,931	0.13
Tank Holding Corp.	(5) (6) (7) (9)	S +	5.75%	11.21%	03/31/2028	53,914	52,839	52,026	2.26
Tank Holding Corp.	(5) (9) (14)	S +	5.75%	11.21%	03/31/2028	3,085	2,920	2,904	0.13
Tank Holding Corp.	(9) (14)	S +	5.75%	11.21%	03/31/2028	498	471	414	0.02
V Global Holdings, LLC	(5) (6) (9)	S +	5.75%	11.21%	12/22/2027	14,562	14,340	14,269	0.62
V Global Holdings, LLC	(5) (9) (14)	S +	5.75%	11.21%	12/22/2025	828	806	787	0.03
							74,319	73,331	3.18
Commercial Services & Supplies
Allied Universal Holdco, LLC	(10)	S +	3.75%	9.21%	05/12/2028	6,860	6,852	6,823	0.30
Atlas Us Finco, Inc.	(5) (6) (8) (11)	S +	7.25%	12.51%	12/09/2029	13,852	13,480	13,852	0.60
Atlas Us Finco, Inc.	(5) (8) (11) (14)	S +	7.25%	12.51%	12/09/2028	—	(32)	—	—
BPG Holdings IV Corp.	(5) (7) (9)	S +	6.00%	11.36%	07/29/2029	16,677	15,710	16,286	0.71
DG Investment Intermediate Holdings 2, Inc.	(10)	S +	3.75%	9.22%	03/31/2028	4,414	4,417	4,367	0.19
Employbridge Holding Company	(10)	S +	4.75%	10.41%	07/19/2028	2,450	2,450	1,997	0.09
Energy Labs Holdings Corp.	(5) (7) (8)	S +	5.25%	10.71%	04/07/2028	7,297	7,213	7,210	0.31
Energy Labs Holdings Corp.	(5) (8)	S +	5.25%	10.71%	04/07/2028	694	685	685	0.03
Energy Labs Holdings Corp.	(5) (8) (14)	S +	5.25%	10.71%	04/07/2028	448	435	434	0.02
FLS Holding, Inc.	(5) (6) (8) (11)	S +	5.25%	10.77%	12/15/2028	8,797	8,661	8,744	0.38
FLS Holding, Inc.	(5) (8) (11)	S +	5.25%	10.77%	12/15/2028	2,063	2,030	2,050	0.09
FLS Holding, Inc.	(5) (8) (11) (14)	S +	5.25%	10.77%	12/17/2027	—	(11)	(5)	—
Helios Service Partners, LLC	(5) (8)	S +	6.25%	11.88%	03/19/2027	12,191	11,914	12,069	0.52
Helios Service Partners, LLC	(5) (8) (14)	S +	6.25%	11.88%	03/19/2027	12,381	11,976	12,151	0.53
Helios Service Partners, LLC	(5) (8) (14)	S +	6.00%	11.61%	03/19/2027	1,330	1,279	1,307	0.06
Iris Buyer, LLC	(5) (8)	S +	6.25%	11.60%	10/02/2030	15,756	15,333	15,333	0.67
Iris Buyer, LLC	(5) (8) (14)	S +	6.25%	11.61%	10/02/2030	326	292	292	0.01
Iris Buyer, LLC	(5) (8) (14)	S +	6.25%	11.60%	10/02/2029	—	(59)	(59)	—
LHS Borrower, LLC	(10)	S +	4.75%	10.07%	02/16/2029	2,451	2,417	2,209	0.10

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Atlas Us Finco, Inc.	(5) (6) (8)(11)	S +	7.25%	12.51%	12/09/2029	21,797	$21,364	$21,364	0.93%
PECF USS Intermediate Holding III Corporation	(10)	S +	4.25%	9.89%	12/15/2028	4,900	4,910	3,796	0.16
Sherlock Buyer Corp.	(5) (6) (8)	S +	5.75%	11.20%	12/08/2028	6,992	6,884	6,987	0.30
Sherlock Buyer Corp.	(5) (8) (14)	S +	5.75%	11.20%	12/08/2028	—	(15)	(1)	—
Sherlock Buyer Corp.	(5) (8) (14)	S +	5.75%	11.20%	12/08/2027	—	(11)	—	—
SITEL Worldwide Corporation		S +	3.75%	9.22%	08/28/2028	4,900	4,914	4,694	0.20
Surewerx Purchaser III, Inc.	(5) (6) (9) (11)	S +	6.75%	12.10%	12/28/2029	2,012	1,958	2,012	0.09
Surewerx Purchaser III, Inc.	(5) (9) (11) (14)	S +	6.75%	12.10%	12/28/2029	—	(7)	—	—
Surewerx Purchaser III, Inc.	(5) (9) (11) (14)	S +	6.75%	12.11%	12/28/2028	212	202	212	0.01
Sweep Purchaser, LLC	(5) (8) (14)	S +	5.75%	11.23%	11/30/2026	4,552	4,485	3,469	0.15
Tamarack Intermediate, LLC	(5) (6) (9)	S +	5.75%	11.28%	03/13/2028	15,256	15,022	14,890	0.65
Tamarack Intermediate, LLC	(5) (9) (14)	S +	5.75%	11.26%	03/13/2028	556	529	529	0.02
Tamarack Intermediate, LLC	(5) (9) (14)	S +	5.75%	11.28%	03/13/2028	—	(35)	(59)	—
TruGreen Limited Partnership	(10)	S +	4.00%	9.46%	11/02/2027	4,899	4,863	4,723	0.20
USIC Holdings, Inc.	(10)	S +	3.50%	9.11%	05/12/2028	6,867	6,835	6,802	0.30
Vensure Employer Services, Inc.	(5) (9) (14)	S +	5.25%	10.63%	04/01/2027	1,864	1,737	1,737	0.08
VRC Companies, LLC	(5) (6) (8)	S +	5.75%	11.12%	06/29/2027	13,411	13,260	13,394	0.58
VRC Companies, LLC	(5) (8)	S +	5.75%	11.12%	06/29/2027	16,284	16,110	16,262	0.71
							208,047	206,556	8.96
Construction & Engineering
Centuri Group, Inc.	(10)	S +	2.50%	7.97%	08/27/2028	2,670	2,667	2,667	0.12
KPSKY Acquisition, Inc.	(5) (6) (9)	S +	5.25%	10.73%	10/19/2028	6,450	6,352	6,302	0.27
KPSKY Acquisition, Inc.	(5) (9)	S +	5.25%	10.73%	10/19/2028	13,252	13,030	12,948	0.56
LJ Avalon Holdings, LLC	(5) (8)	S +	6.50%	12.04%	02/01/2030	2,974	2,893	2,906	0.13
LJ Avalon Holdings, LLC	(5) (8) (14)	S +	6.50%	12.02%	02/01/2030	474	451	446	0.02
LJ Avalon Holdings, LLC	(5) (8) (14)	S +	6.50%	12.04%	02/01/2029	—	(12)	(11)	—
Superman Holdings, LLC	(5) (8)	S +	6.13%	11.47%	08/31/2027	10,200	9,977	10,071	0.44
Superman Holdings, LLC	(5) (8) (14)	S +	6.13%	11.47%	08/31/2027	—	(26)	(31)	—
							35,332	35,298	1.53
Construction Materials
SRS Distribution, Inc.	(10)	S +	3.50%	8.97%	06/02/2028	5,403	5,402	5,406	0.23
Consumer Finance
Deerfield Dakota Holding, LLC	(8)	S +	3.75%	9.10%	04/09/2027	4,898	4,915	4,845	0.21
Consumer Staples Distribution & Retail
CNT Holdings I Corp.	(10)	S +	3.50%	8.93%	11/08/2027	4,899	4,912	4,905	0.21
Shearer's Foods, Inc.	(10)	S +	3.50%	8.97%	09/23/2027	2,449	2,450	2,450	0.11
							7,362	7,355	0.32

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Containers & Packaging
BP Purchaser, LLC	(5) (6) (9)	S +	5.50%	11.14%	12/11/2028	9,718	$9,569	$9,444	0.41%
FORTIS Solutions Group, LLC	(5) (9)	S +	5.50%	10.95%	10/13/2028	7,189	7,096	7,189	0.31
FORTIS Solutions Group, LLC	(5) (9) (14)	S +	5.50%	10.97%	10/15/2028	386	311	386	0.02
FORTIS Solutions Group, LLC	(5) (9) (14)	S +	5.50%	10.95%	10/15/2027	32	24	32	—
Proampac PG Borrower, LLC	(10)	S +	3.75%	9.30%	11/03/2025	—	—	—	—
							17,000	17,051	0.74
Distributors
48Forty Solutions, LLC	(5) (7) (8)	S +	6.00%	11.44%	11/30/2026	36,625	36,073	34,344	1.49
48Forty Solutions, LLC	(5) (8) (14)	P +	5.00%	13.50%	11/30/2026	3,366	3,295	3,016	0.13
ABB Concise Optical Group, LLC	(5) (6) (9)	S +	7.50%	13.01%	02/23/2028	17,008	16,686	14,654	0.64
Avalara, Inc.	(5) (7) (9)	S +	7.25%	12.60%	10/19/2028	21,796	21,444	21,796	0.95
Avalara, Inc.	(5) (9) (14)	S +	7.25%	12.60%	10/19/2028	—	(33)	—	—
Bradyifs Holdings, LLC	(5) (6) (7) (8)	S +	6.00%	11.38%	10/31/2029	40,708	39,910	39,910	1.73
Bradyifs Holdings, LLC	(5) (8) (14)	S +	6.00%	11.38%	10/31/2029	1,099	1,045	1,045	0.05
Bradyifs Holdings, LLC	(5) (8) (14)	S +	6.00%	11.38%	10/31/2029	—	(67)	(67)	—
PT Intermediate Holdings III, LLC	(5) (6) (8)	S +	5.98%	11.47%	11/01/2028	30,555	30,134	29,544	1.28
PT Intermediate Holdings III, LLC	(5) (8) (14)	S +	5.98%	11.47%	11/01/2028	4,973	4,851	4,664	0.20
							153,338	148,906	6.46
Diversified Consumer Services
Apex Service Partners, LLC	(5) (6) (7) (8)	S +	7.00% (incl. 2.00% PIK)	12.38%	10/24/2030	52,320	51,337	51,337	2.23
Apex Service Partners, LLC	(5) (8) (14)	S +	7.00% (incl. 2.00% PIK)	12.38%	10/24/2030	2,781	2,627	2,627	0.11
Apex Service Partners, LLC	(5) (8) (14)	S +	7.00% (incl. 2.00% PIK)	12.38%	10/24/2029	334	256	256	0.01
Asurion, LLC		S +	3.25%	8.71%	12/23/2026	4,899	4,891	4,883	0.21
FPG Intermediate Holdco, LLC	(5) (8)	S +	6.50%	12.04%	03/05/2027	6,515	6,418	6,002	0.26
Groundworks, LLC	(5) (6) (8)	S +	6.50%	11.90%	03/14/2030	5,735	5,584	5,699	0.25
Groundworks, LLC	(5) (8) (14)	S +	6.50%	11.90%	03/14/2030	139	123	136	0.01
Groundworks, LLC	(5) (8) (14)	S +	6.50%	11.90%	03/14/2029	—	(8)	(2)	—
Heartland Home Services	(5) (9)	S +	5.75%	11.11%	12/15/2026	21,401	21,252	21,364	0.93
Lightspeed Solution, LLC	(5) (6) (9)	S +	6.50% (incl. 2.17% PIK)	11.86%	03/01/2028	15,763	15,535	15,482	0.67
Lightspeed Solution, LLC	(5) (9) (14)	S +	6.50% (incl. 2.17% PIK)	11.86%	03/01/2028	849	807	762	0.03
LUV Car Wash Group, LLC	(5) (6) (8) (14)	S +	7.00%	12.54%	12/09/2026	7,316	7,254	7,293	0.32
Magnolia Wash Holdings	(5) (8)	S +	6.50%	12.16%	07/14/2028	8,341	8,205	7,534	0.33
Magnolia Wash Holdings	(5) (8)	S +	6.50%	12.16%	07/14/2028	1,786	1,757	1,613	0.07

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Magnolia Wash Holdings	(5) (8) (14)	S +	6.50%	12.01%	07/14/2028	223	$217	$184	0.01%
Spin Holdco, Inc.	(10)	S +	4.00%	9.62%	03/04/2028	4,899	4,908	4,289	0.19
Spotless Brands, LLC	(5) (6) (8)	S +	6.50%	12.03%	07/25/2028	24,275	23,879	24,059	1.04
Spotless Brands, LLC	(5) (8)	S +	6.50%	12.03%	07/25/2028	4,597	4,522	4,556	0.20
Spotless Brands, LLC	(5) (8) (14)	S +	6.50%	12.03%	07/25/2028	169	157	162	0.01
Vertex Service Partners, LLC	(5) (7) (9)	S +	5.50%	10.90%	11/08/2030	9,693	9,455	9,454	0.41
Vertex Service Partners, LLC	(5) (9) (14)	S +	5.50%	10.88%	11/08/2030	4,667	4,381	4,381	0.19
Vertex Service Partners, LLC	(5) (9) (14)	S +	5.50%	10.90%	11/08/2030	—	(61)	(62)	—
							173,496	172,009	7.46
Electrical Equipment
Dynacast International, LLC	(8)	S +	4.50%	9.99%	07/22/2025	2,230	2,235	2,051	0.09
Electronic Equipment, Instruments & Components
Abracon Group Holdings, LLC	(5) (6) (9)	S +	6.00%	11.54%	07/06/2028	26,052	25,649	21,516	0.93
Abracon Group Holdings, LLC	(5) (9) (14)	S +	6.00%	11.54%	07/06/2028	—	(32)	(332)	(0.01)
Abracon Group Holdings, LLC	(5) (9)	S +	6.00%	11.54%	07/06/2028	1,731	1,705	1,430	0.06
Alliance Laundry Systems, LLC	(10)	S +	3.50%	8.99%	10/08/2027	4,624	4,633	4,635	0.20
Dwyer Instruments, Inc.	(5) (6) (7) (9)	S +	5.75%	11.17%	07/21/2027	36,216	35,598	35,494	1.54
Dwyer Instruments, Inc.	(5) (9) (14)	S +	5.75%	11.17%	07/21/2027	5,452	5,191	5,173	0.22
Dwyer Instruments, Inc.	(5) (9) (14)	S +	5.75%	11.17%	07/21/2027	—	(39)	(54)	—
Infinite Bidco, LLC	(5) (7) (10)	S +	6.25%	11.88%	03/02/2028	4,562	4,445	4,534	0.20
Magneto Components Buyco, LLC	(5) (6) (7)	S +	6.00%	11.36%	12/05/2030	47,757	46,887	46,887	2.03
Magneto Components Buyco, LLC	(5) (14)	S +	6.00%	11.36%	12/05/2030	—	(86)	(86)	—
Magneto Components Buyco, LLC	(5) (14)	S +	6.00%	11.36%	12/05/2029	—	(143)	(143)	(0.01)
							123,808	119,054	5.17
Financial Services
Applitools, Inc.	(5) (9) (11)	S +	6.25% PIK	11.61%	05/25/2029	11,578	11,415	11,301	0.49
Applitools, Inc.	(5) (9) (11) (14)	S +	6.25%	11.61%	05/25/2028	—	(21)	(33)	—
Cerity Partners, LLC	(5) (6) (9)	S +	6.75%	12.13%	07/30/2029	1,760	1,713	1,760	0.08
Cerity Partners, LLC	(5) (9)	S +	6.75%	12.11%	07/30/2029	2,473	2,410	2,473	0.11
GC Waves Holdings, Inc.	(5) (9)	S +	6.00%	11.46%	08/11/2028	11,746	11,527	11,527	0.50
GC Waves Holdings, Inc.	(5) (9) (14)	S +	6.00%	11.46%	08/11/2028	3,207	2,427	2,569	0.11
GC Waves Holdings, Inc.	(5) (9) (14)	S +	6.00%	11.46%	08/11/2028	—	(31)	(31)	—
SitusAMC Holdings Corp.	(5) (6) (9)	S +	5.50%	10.95%	12/22/2027	5,205	5,165	5,194	0.23
Smarsh, Inc.	(5) (9)	S +	5.75%	11.84%	02/16/2029	4,286	4,218	4,213	0.18
Smarsh, Inc.	(5) (9) (14)	S +	5.75%	11.84%	02/16/2029	536	523	518	0.02
Smarsh, Inc.	(5) (9) (14)	S +	5.75%	11.84%	02/16/2029	—	(4)	(5)	—
Trintech, Inc.	(5) (6) (8)	S +	6.50%	11.86%	07/25/2029	55,681	54,625	54,633	2.37

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Trintech, Inc.	(5) (8) (14)	S +	6.50%	11.86%	07/25/2029	1,367	$1,278	$1,277	0.06%
							95,245	95,396	4.14
Ground Transportation
PODS, LLC	(10)	S +	3.00%	8.47%	03/31/2028	4,900	4,904	4,788	0.21

Health Care Equipment & Supplies
Medline Borrower, LP	(10)	S +	3.25%	8.47%	10/23/2028	4,913	4,910	4,932	0.21
PerkinElmer U.S., LLC	(5) (6) (7) (8)	S +	6.75%	12.00%	03/13/2029	26,995	26,287	26,935	1.17
Tidi Legacy Products, Inc.	(5) (7) (8)	S +	5.50%	10.86%	12/19/2029	20,125	19,724	19,724	0.86
Tidi Legacy Products, Inc.	(5) (8) (14)	S +	5.50%	10.86%	12/19/2029	—	(53)	(53)	—
Tidi Legacy Products, Inc.	(5) (8) (14)	S +	5.50%	10.86%	12/19/2029	—	(76)	(76)	—
YI, LLC	(5) (7) (8)	S +	5.75%	11.09%	12/03/2029	17,643	17,293	17,293	0.75
YI, LLC	(5) (8) (14)	S +	5.75%	11.09%	12/01/2029	—	(36)	(36)	—
YI, LLC	(5) (8) (14)	S +	5.75%	11.09%	12/03/2029	—	(54)	(54)	—
							67,995	68,665	2.98
Health Care Providers & Services
Advarra Holdings, Inc.	(5) (7) (10)	S +	5.25%	10.61%	08/24/2029	13,046	12,850	12,850	0.56
Advarra Holdings, Inc.	(5) (10) (14)	S +	5.25%	10.61%	08/24/2029	—	(8)	(18)	—
CHG Healthcare Services, Inc.	(10)	S +	3.25%	8.72%	09/29/2028	4,900	4,914	4,900	0.21
DCA Investment Holdings, LLC	(5) (6) (9)	S +	6.50%	11.85%	04/03/2028	35,014	34,507	34,202	1.48
DCA Investment Holdings, LLC	(5) (9)	S +	6.50%	11.85%	04/03/2028	3,144	3,092	3,071	0.13
Electron BidCo, Inc.	(10)	S +	3.00%	8.47%	11/01/2028	4,913	4,917	4,919	0.21
Gateway US Holdings, Inc.	(5) (6) (9) (11)	S +	6.50%	11.85%	09/22/2026	11,240	11,176	11,240	0.49
Gateway US Holdings, Inc.	(5) (9) (11)	S +	6.50%	11.85%	09/22/2026	3,168	3,151	3,168	0.14
Gateway US Holdings, Inc.	(5) (9) (11) (14)	S +	6.50%	11.85%	09/22/2026	—	(3)	—	—
Heartland Veterinary Partners, LLC	(5) (6) (8)	S +	4.75%	10.21%	12/10/2026	2,557	2,541	2,534	0.11
Heartland Veterinary Partners, LLC	(5) (8)	S +	4.75%	10.21%	12/10/2026	5,790	5,755	5,737	0.25
Heartland Veterinary Partners, LLC	(5) (8) (14)	S +	4.75%	10.21%	12/10/2026	—	(3)	(5)	—
iCIMS, Inc.	(5) (9)	S +	7.25% (incl. 3.88% PIK)	12.62%	08/18/2028	15,136	14,965	15,136	0.66
iCIMS, Inc.	(5) (9) (14)	S +	7.25% (incl. 3.88% PIK)	12.62%	08/18/2028	—	(9)	—	—
iCIMS, Inc.	(5) (9) (14)	S +	7.25% (incl. 3.88% PIK)	12.10%	08/18/2028	100	96	100	—
Intelerad Medical Systems Incorporated	(5) (8) (11)	S +	6.50%	12.03%	08/21/2026	8,588	8,405	8,088	0.35
Intelerad Medical Systems Incorporated	(5) (8) (11)	S +	6.50%	12.03%	08/21/2026	586	579	552	0.02
Medical Solutions Holdings, Inc.	(10)	S +	3.25%	8.71%	11/01/2028	5,408	5,404	5,032	0.22
Midwest Physician Administrative Services, LLC	(10)	S +	3.25%	8.86%	03/12/2028	3,919	3,913	3,536	0.15
National Mentor Holdings, Inc.	(10)	S +	3.75%	9.20%	03/02/2028	2,747	2,730	2,485	0.11

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Pareto Health Intermediate Holdings, Inc.	(5) (7) (8)	S +	6.50%	11.97%	05/31/2030	90,841	$89,125	$90,151	3.91%
Pareto Health Intermediate Holdings, Inc.	(5) (8) (14)	S +	6.50%	11.97%	05/31/2029	—	(193)	(81)	—
Parexel International Corporation	(10)	S +	3.25%	8.72%	11/15/2028	6,878	6,890	6,914	0.30
Phoenix Guarantor, Inc.		S +	3.50%	8.97%	03/05/2026	4,899	4,907	4,896	0.21
PPV Intermediate Holdings, LLC	(5) (7) (9)	S +	5.75%	11.14%	08/31/2029	26,853	25,875	26,349	1.14
PPV Intermediate Holdings, LLC	(5) (9) (14)	S +	5.75%	11.14%	08/31/2029	—	(96)	(166)	(0.01)
Stepping Stones Healthcare Services, LLC	(5) (9)	S +	5.75%	11.20%	01/02/2029	4,298	4,249	4,238	0.18
Stepping Stones Healthcare Services, LLC	(5) (9) (14)	S +	5.75%	11.19%	01/02/2029	965	952	947	0.04
Stepping Stones Healthcare Services, LLC	(5) (9) (14)	S +	5.75%	11.20%	12/30/2026	—	(6)	(9)	—
Tivity Health, Inc.	(5) (6) (9)	S +	6.00%	11.35%	06/28/2029	13,154	12,988	13,132	0.57
Vardiman Black Holdings, LLC	(5) (6) (10) (12)	S +	9.00% (incl. 2.00% PIK)	14.40%	03/18/2027	6,772	6,720	5,630	0.24
Vardiman Black Holdings, LLC	(5) (10) (12)	S +	9.00% (incl. 2.00% PIK)	14.40%	03/18/2027	8,039	7,976	6,684	0.29
Vermont Aus Pty Ltd	(5) (6) (9) (11)	S +	5.65%	11.00%	03/23/2028	22,598	22,159	22,173	0.96
							300,518	298,385	12.95
Health Care Technology
Athenahealth, Inc.	(10)	S +	3.25%	8.61%	02/15/2029	4,391	4,369	4,366	0.19
Ensemble RCM, LLC		S +	3.75%	9.23%	08/03/2026	4,898	4,909	4,903	0.21
eResearchTechnology, Inc.	(8)	S +	4.50%	9.97%	02/04/2027	3,429	3,411	3,420	0.15
Gainwell Acquisition Corp.	(10)	S +	4.00%	9.45%	10/01/2027	6,859	6,880	6,653	0.29
Hyland Software, Inc.	(5) (6) (9)	S +	6.00%	11.36%	09/19/2030	70,489	69,462	69,700	3.02
Hyland Software, Inc.	(5) (9) (14)	S +	6.00%	11.36%	09/19/2029	—	(48)	(37)	—
MedAssets Software Intermediate Holdings, Inc.	(10)	S +	4.00%	9.47%	12/18/2028	6,878	6,880	5,444	0.24
Navicure, Inc.		S +	4.00%	9.47%	10/22/2026	6,858	6,871	6,875	0.30
Project Ruby Ultimate Parent Corp.	(10)	S +	3.25%	8.72%	03/10/2028	5,389	5,389	5,379	0.23
Symplr Software, Inc.	(9)	S +	4.50%	9.98%	12/22/2027	4,899	4,909	4,373	0.19
Verscend Holding Corp.		S +	4.00%	9.47%	08/27/2025	6,859	6,856	6,864	0.30
							119,888	117,940	5.12
Household Products
AI Aqua Merger Sub, Inc.	(10)	S +	3.75%	9.09%	07/31/2028	4,744	4,753	4,741	0.21
Industrial Conglomerates
Excelitas Technologies Corp.	(5) (7) (9)	S +	5.75%	11.23%	08/13/2029	34,419	33,850	34,120	1.48
Excelitas Technologies Corp.	(5) (9)	E +	5.75%	9.74%	08/13/2029	€5,675	5,772	6,214	0.27
Excelitas Technologies Corp.	(5) (9) (14)	S +	5.75%	11.22%	08/13/2029	2,992	2,941	2,957	0.13
Excelitas Technologies Corp.	(5) (9) (14)	S +	5.75%	11.23%	08/14/2028	1,898	1,851	1,871	0.08
Filtration Group Corporation		S +	3.50%	8.97%	10/21/2028	4,900	4,904	4,902	0.21
Raptor Merger Sub Debt, LLC	(5) (6) (9)	S +	6.75%	12.10%	04/01/2029	32,233	31,400	32,200	1.40

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Raptor Merger Sub Debt, LLC	(5) (9) (14)	S +	6.75%	12.10%	04/01/2028	488	$431	$486	0.02%
							81,149	82,750	3.59
Insurance Services
Alliant Holdings Intermediate, LLC	(10)	S +	3.50%	8.83%	11/06/2030	3,211	3,211	3,222	0.14
Amerilife Holdings, LLC	(5) (6) (9)	S +	5.75%	11.14%	08/31/2029	14,963	14,706	14,767	0.64
Foundation Risk Partners Corp.	(5) (6) (9)	S +	6.00%	11.83%	10/29/2028	17,106	16,775	17,106	0.74
Foundation Risk Partners Corp.	(5) (9) (14)	S +	6.00%	11.68%	10/29/2028	13,450	13,219	13,450	0.58
Foundation Risk Partners Corp.	(5) (9) (14)	S +	6.00%	11.83%	10/29/2027	—	(6)	—	—
Galway Borrower, LLC	(5) (6) (7) (9)	S +	5.25%	10.81%	09/29/2028	43,612	42,829	42,571	1.85
Galway Borrower, LLC	(5) (9) (14)	S +	5.25%	10.81%	09/29/2028	—	$(158)	$(186)	(0.01)
Galway Borrower, LLC	(5) (9) (14)	S +	5.25%	10.81%	09/30/2027	—	(30)	(58)	—
Higginbotham Insurance Agency, Inc.	(5) (6) (8)	S +	5.50%	10.96%	11/24/2028	1,209	1,200	1,209	0.05
Higginbotham Insurance Agency, Inc.	(5) (8) (14)	S +	5.50%	10.96%	11/24/2028	7,294	7,219	7,291	0.32
High Street Buyer, Inc.	(5) (9) (14)	S +	5.75%	11.00%	02/02/2029	15,008	14,678	15,008	0.65
Long Term Care Group, Inc.	(5) (6) (9)	S +	7.00% (incl. 6.00% PIK)	12.66%	09/08/2027	11,765	11,599	9,740	0.42
Inszone Mid, LLC	(5) (8)	S +	5.75%	11.11%	11/12/2029	13,920	13,645	13,645	0.59
Inszone Mid, LLC	(5) (8) (14)	S +	5.75%	11.11%	11/12/2029	1,664	1,447	1,447	0.06
Inszone Mid, LLC	(5) (8) (14)	S +	5.75%	11.11%	11/12/2029	—	(50)	(50)	—
Integrity Marketing Acquisition, LLC	(5) (6) (9)	S +	6.00%	11.42%	08/27/2026	20,261	19,959	19,864	0.86
Integrity Marketing Acquisition, LLC	(5) (9)	S +	6.00%	11.41%	08/27/2026	57,618	56,802	56,982	2.47
Integrity Marketing Acquisition, LLC	(5) (9) (14)	S +	6.00%	11.42%	08/27/2026	—	(84)	(41)	—
Keystone Agency Investors	(5) (6) (8)	S +	5.50%	11.00%	05/03/2027	6,835	6,755	6,734	0.29
Keystone Agency Investors	(5) (6) (8)	S +	5.50%	11.00%	05/03/2027	7,255	7,173	7,149	0.31
Patriot Growth Insurance Services, LLC	(5) (6) (9)	S +	5.50%	11.00%	10/16/2028	6,503	6,409	6,440	0.28
Patriot Growth Insurance Services, LLC	(5) (9)	S +	5.75%	11.25%	10/14/2028	24,311	23,936	24,073	1.04
Patriot Growth Insurance Services, LLC	(5) (9) (14)	S +	5.50%	11.00%	10/16/2028	—	(6)	(5)	—
Peter C. Foy & Associates Insurance Services, LLC	(5) (6) (9)	S +	6.00%	11.69%	11/01/2028	15,245	15,020	15,110	0.66
Peter C. Foy & Associates Insurance Services, LLC	(5) (6) (9) (14)	S +	6.00%	11.47%	11/01/2028	17,678	17,433	17,390	0.75
Peter C. Foy & Associates Insurance Services, LLC	(5) (9) (14)	S +	6.00%	11.69%	11/01/2027	—	(1)	(3)	—
RSC Acquisition, Inc.	(5) (9)	S +	5.50%	11.01%	11/01/2029	5,560	5,525	5,513	0.24
RSC Acquisition, Inc.	(5) (9) (14)	S +	5.50%	11.02%	11/01/2029	44,072	43,720	43,680	1.90
Summit Acquisition, Inc.	(5) (6) (9)	S +	6.75%	12.10%	05/01/2030	22,287	21,660	21,952	0.95
Summit Acquisition, Inc.	(5) (9) (14)	S +	6.75%	12.10%	05/01/2030	—	(67)	(75)	—
Summit Acquisition, Inc.	(5) (9) (14)	S +	6.75%	12.10%	05/01/2029	—	(66)	(37)	—
World Insurance Associates, LLC	(5) (6) (8)	S +	6.00%	11.70%	04/03/2028	78,526	76,738	76,605	3.32
World Insurance Associates, LLC	(5) (7) (8)	S +	6.00%	11.35%	04/03/2028	4,988	4,921	4,827	0.21
							446,111	445,320	19.32

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Interactive Media & Services
Arches Buyer, Inc.	(10)	S +	3.25%	8.71%	12/06/2027	2,449	$2,443	$2,391	0.10%
Triple Lift, Inc.	(5) (6) (9)	S +	5.75%	11.17%	05/05/2028	4,667	4,595	4,342	0.19
							7,038	6,733	0.29
IT Services
Catalis Intermediate, Inc.	(5) (6) (9)	S +	5.50%	11.00%	08/04/2027	6,754	6,638	6,382	0.28
Catalis Intermediate, Inc.	(5) (9)	S +	5.50%	11.00%	08/04/2027	1,520	1,499	1,436	0.06
Catalis Intermediate, Inc.	(5) (9) (14)	S +	5.50%	11.00%	08/04/2027	282	269	237	0.01
Donuts, Inc.	(5) (6) (8)	S +	6.00%	11.59%	12/29/2027	11,668	11,668	11,660	0.51
Endure Digital, Inc.	(10)	L +	3.50%	9.42%	02/10/2028	2,450	2,439	2,391	0.10
Red Planet Borrower, LLC	(10)	S +	3.75%	9.21%	10/02/2028	4,900	4,911	4,699	0.20
Redwood Services Group, LLC	(5) (7) (9)	S +	6.25%	11.70%	06/15/2029	38,650	38,002	37,699	1.64
Redwood Services Group, LLC	(5) (9) (14)	S +	6.25%	11.70%	06/15/2029	20,366	20,147	19,822	0.86
							85,573	84,326	3.66
Leisure Products
GSM Acquisition Corp. (GSM Outdoors)	(5) (6) (8)	S +	5.00%	10.47%	11/16/2026	7,079	7,033	7,009	0.30
SRAM, LLC	(10)	S +	2.75%	8.32%	05/18/2028	1,816	1,818	1,810	0.08
							8,851	8,819	0.38
Life Sciences Tools & Services
Curia Global, Inc.	(10)	S +	3.75%	9.23%	08/30/2026	6,859	6,869	6,118	0.27
Machinery
Answer Acquisition, LLC	(5) (6) (8)	S +	5.75%	11.25%	12/30/2026	16,990	16,768	16,738	0.73
Answer Acquisition, LLC	(5) (8) (14)	S +	5.75%	11.25%	12/30/2026	1,027	1,011	1,007	0.04
Chase Intermediate, LLC	(5) (14)	S +	5.25%	11.00%	10/30/2028	—	(176)	(349)	(0.02)
Chase Intermediate, LLC	(5) (14)	S +	5.25%	11.00%	10/30/2028	—	(18)	(17)	—
Engineered Machinery Holdings, Inc.	(10)	S +	3.50%	9.11%	05/19/2028	2,450	2,459	2,429	0.11
Madison IAQ, LLC	(10)	S +	3.25%	8.72%	06/21/2028	4,899	4,895	4,877	0.21
MHE Intermediate Holdings, LLC	(5) (8)	S +	6.00%	11.60%	07/21/2027	4,589	4,537	4,551	0.20
MHE Intermediate Holdings, LLC	(5) (8)	S +	6.00%	11.60%	07/21/2027	4,921	4,848	4,907	0.21
Vertical US Newco, Inc.	(10)	S +	3.50%	9.38%	07/30/2027	4,901	4,918	4,907	0.21
							39,242	39,050	1.69
Media
Aragorn Parent Corporation		S +	4.25%	9.61%	06/15/2028	2,872	2,844	2,882	0.13
Ascend Learning, LLC	(10)	S +	3.50%	8.96%	12/11/2028	4,906	4,899	4,815	0.21
							7,743	7,697	0.33
Metals & Mining
Clydesdale Acquisition Holdings, Inc.	(10)	S +	4.18%	9.63%	04/13/2029	4,925	4,887	4,941	0.21

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Multi-Utilities
AWP Group Holdings, Inc.	(5) (6) (8)	S +	5.50%	10.95%	12/24/2029	28,658	$27,363	$28,222	1.22%
AWP Group Holdings, Inc.	(5) (8) (14)	S +	5.50%	10.95%	12/24/2029	402	319	274	0.01
AWP Group Holdings, Inc.	(5) (8) (14)	S +	5.50%	10.95%	12/24/2029	693	633	644	0.03
							28,315	29,140	1.26
Personal Care Products
Conair Holdings, LLC	(10)	S +	3.75%	9.22%	05/17/2028	3,920	3,923	3,836	0.17
Pharmaceuticals
Caerus US 1, Inc.	(5) (7) (9) (11)	S +	5.75%	11.11%	05/25/2029	39,399	38,716	39,399	1.71
Caerus US 1, Inc.	(5) (9) (11) (14)	S +	5.75%	11.11%	05/25/2029	2,544	2,473	2,544	0.11
Caerus US 1, Inc.	(5) (9) (11) (14)	S +	5.75%	11.11%	05/25/2029	3,134	3,065	3,134	0.14
Cambrex Corporation		S +	3.50%	8.96%	12/04/2026	2,433	2,436	2,377	0.10
Packaging Coordinators Midco, Inc.	(10)	S +	3.25%	8.60%	11/30/2027	6,859	6,874	6,855	0.30
							53,564	54,309	2.36
Professional Services
Bridgepointe Technologies, LLC	(5) (8)	S +	6.50%	12.00%	12/31/2027	13,059	12,686	12,842	0.56
Bridgepointe Technologies, LLC	(5) (8) (14)	S +	6.50%	12.00%	12/31/2027	3,727	3,174	3,415	0.15
Bullhorn, Inc.	(5) (8)	S +	5.50%	10.96%	09/30/2026	3,262	3,240	3,252	0.14
Bullhorn, Inc.	(5) (8)	S +	5.50%	10.96%	09/30/2026	231	230	231	0.01
Bullhorn, Inc.	(5) (8) (14)	S +	5.50%	10.96%	09/30/2026	—	(1)	(1)	—
GPS Merger Sub, LLC	(5) (6) (8)	S +	6.00%	11.38%	10/02/2029	11,076	10,861	10,861	0.47
GPS Merger Sub, LLC	(5) (8) (14)	S +	6.00%	11.38%	10/02/2029	—	(27)	(28)	—
GPS Merger Sub, LLC	(5) (8) (14)	S +	6.00%	11.38%	10/02/2029	—	(44)	(44)	—
KENG Acquisition, Inc.	(5) (6) (8)	S +	6.25%	11.60%	08/01/2029	10,955	10,694	10,815	0.47
KENG Acquisition, Inc.	(5) (8) (14)	S +	6.25%	11.60%	08/01/2029	1,361	1,248	1,256	0.05
KENG Acquisition, Inc.	(5) (8) (14)	S +	6.25%	11.60%	08/01/2029	332	262	294	0.01
KWOR Acquisition, Inc.	(5) (6) (8)	S +	5.25%	10.71%	12/22/2028	22,928	22,588	22,600	0.98
KWOR Acquisition, Inc.	(5) (8) (14)	S +	5.25%	10.71%	12/22/2028	4,659	4,486	4,415	0.19
KWOR Acquisition, Inc.	(5) (14)	P +	4.25%	12.75%	12/22/2027	420	410	406	0.02
Project Boost Purchaser, LLC	(5) (6) (9)	S +	5.25%	10.64%	05/02/2029	12,146	12,048	12,134	0.53
Project Boost Purchaser, LLC	(5) (9) (14)	S +	5.25%	10.64%	05/02/2029	—	(6)	(1)	—
Project Boost Purchaser, LLC	(5) (9) (14)	S +	5.25%	10.64%	05/02/2028	—	(7)	(1)	—
Tempo Acquisition, LLC	(10)	S +	2.75%	8.11%	08/31/2028	4,900	4,919	4,918	0.21
							86,761	87,364	3.79
Real Estate Management & Development
Associations, Inc.	(5) (6) (8)	S +	6.50% (incl. 2.50% PIK)	12.17%	07/02/2027	15,967	15,855	15,816	0.69

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Associations, Inc.	(5) (8) (14)	S +	6.50% (incl. 2.50% PIK)	12.17%	07/02/2027	31,265	$31,049	$30,966	1.34%
MRI Software, LLC	(5) (8)	S +	5.50%	10.95%	02/10/2027	39,772	39,694	39,553	1.72
MRI Software, LLC	(5) (8) (14)	S +	5.50%	10.95%	02/10/2027	—	(30)	(30)	—
MRI Software, LLC	(5) (8) (14)	S +	5.50%	10.95%	02/10/2027	—	(11)	(20)	—
Zarya Intermediate, LLC	(5) (6) (8) (11)	S +	6.50%	11.89%	07/01/2027	27,237	27,237	27,237	1.18
Zarya Intermediate, LLC	(5) (8) (11) (14)	S +	6.50%	11.85%	07/01/2027	2,406	2,406	2,406	0.10
							116,200	115,928	5.03
Software
Anaplan, Inc.	(5) (7) (9)	S +	6.50%	11.85%	06/21/2029	69,598	68,621	69,598	3.02
Appfire Technologies, LLC	(5) (8)	S +	5.65%	11.03%	03/09/2027	2,817	2,802	2,781	0.12
Appfire Technologies, LLC	(5) (8) (14)	S +	5.65%	11.03%	03/09/2027	—	(33)	(50)	—
Appfire Technologies, LLC	(5) (14)	P +	4.50%	13.00%	03/09/2027	136	130	128	0.01
Aptean, Inc.	(9)	S +	4.25%	9.71%	04/23/2026	5,944	5,941	5,926	0.26
Astra Acquisition Corp.	(10)	S +	5.25%	10.86%	10/25/2028	1,484	1,473	952	0.04
Bottomline Technologies, Inc.	(5) (6) (9)	S +	5.25%	10.68%	05/14/2029	23,997	23,593	23,928	1.04
Bottomline Technologies, Inc.	(5) (9) (14)	S +	5.25%	10.68%	05/15/2028	—	(25)	—	—
Cloudera, Inc.	(10)	S +	3.75%	9.21%	10/08/2028	2,456	2,454	2,429	0.11
Coupa Holdings, LLC	(5) (7) (9)	S +	7.50%	12.86%	02/27/2030	20,712	20,236	20,486	0.89
Coupa Holdings, LLC	(5) (9) (14)	S +	7.50%	12.86%	02/27/2030	—	(8)	(8)	—
Coupa Holdings, LLC	(5) (9) (14)	S +	7.50%	12.86%	02/27/2029	—	(12)	(6)	—
Cyara AcquisitionCo, LLC	(5) (8)	S +	6.75% (incl. 2.75% PIK)	12.60%	06/28/2029	56,176	54,743	55,165	2.39
Cyara AcquisitionCo, LLC	(5) (8) (14)	S +	6.75% (incl. 2.75% PIK)	12.60%	06/28/2029	—	(95)	(68)	—
Delta TopCo, Inc.	(10)	S +	3.75%	9.12%	12/01/2027	5,231	5,235	5,217	0.23
E-Discovery AcquireCo, LLC	(5) (8)	S +	6.50%	11.89%	08/29/2029	31,625	30,866	31,068	1.35
E-Discovery AcquireCo, LLC	(5) (8) (14)	S +	6.50%	11.89%	08/29/2029	—	(68)	(51)	—
ECI Macola Max Holding, LLC	(10)	S +	3.75%	9.36%	11/09/2027	4,899	4,906	4,894	0.21
Epicor Software Corporation	(10)	S +	3.25%	8.72%	07/30/2027	2,449	2,452	2,456	0.11
Fullsteam Operations, LLC	(5) (8)	S +	8.25%	13.78%	11/27/2029	19,313	18,740	18,740	0.81
Fullsteam Operations, LLC	(5) (8) (14)	S +	8.25%	13.78%	11/27/2029	1,839	1,682	1,682	0.07
Fullsteam Operations, LLC	(5) (8) (14)	S +	8.25%	13.78%	11/27/2029	—	(32)	(32)	—
GoTo Group, Inc.		S +	4.75%	10.28%	08/31/2027	4,899	4,860	3,218	0.14
Greeneden U.S. Holdings II, LLC	(10)	S +	4.00%	9.47%	12/01/2027	3,929	3,928	3,942	0.17
GS AcquisitionCo, Inc.	(5) (8)	S +	5.75%	11.00%	05/22/2026	27,115	26,931	27,115	1.18
GS AcquisitionCo, Inc.	(5) (8) (14)	S +	5.75%	11.00%	05/22/2026	—	(9)	—	—
Imprivata, Inc.	(10)	S +	3.75%	9.22%	12/01/2027	6,485	6,484	6,498	0.28
Ivanti Software, Inc.	(10)	S +	4.25%	9.91%	12/01/2027	2,456	2,459	2,326	0.10

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Kaseya, Inc.	(5) (7) (9)	S +	6.00% (incl. 2.50% PIK)	11.38%	06/25/2029	50,915	$50,285	$50,685	2.20%
Kaseya, Inc.	(5) (9) (14)	S +	6.00% (incl. 2.50% PIK)	11.38%	06/25/2029	188	169	175	0.01
Kaseya, Inc.	(5) (9) (14)	S +	6.00% (incl. 2.50% PIK)	11.38%	06/25/2029	774	738	760	0.03
LegitScript, LLC	(5) (6) (9)	S +	5.75%	11.11%	06/24/2029	33,211	32,659	32,916	1.43
LegitScript, LLC	(5) (9) (14)	S +	5.75%	11.11%	06/24/2029	878	801	797	0.03
LegitScript, LLC	(5) (9) (14)	S +	5.75%	11.11%	06/24/2028	1,250	1,172	1,204	0.05
Magenta Buyer, LLC	(10)	S +	5.00%	10.64%	07/27/2028	4,912	4,898	3,451	0.15
Matrix Parent, Inc.	(9)	S +	5.00%	10.35%	03/01/2029	12,805	12,703	8,701	0.38
Maverick Bidco, Inc.	(10)	S +	3.75%	9.28%	05/18/2028	3,930	3,915	3,871	0.17
Mediaocean, LLC	(10)	S +	3.50%	8.96%	12/15/2028	1,965	1,971	1,916	0.08
Montana Buyer, Inc.	(5) (6) (9)	S +	5.75%	11.11%	07/22/2029	26,732	26,277	26,512	1.15
Montana Buyer, Inc.	(5) (14)	P +	4.75%	13.25%	07/22/2028	436	390	411	0.02
Netwrix Corporation And Concept Searching, Inc.	(5) (6) (9)	S +	5.00%	10.39%	06/11/2029	19,395	19,248	19,104	0.83
Netwrix Corporation And Concept Searching, Inc.	(5) (9) (14)	S +	5.00%	10.39%	06/11/2029	—	(26)	(81)	—
Netwrix Corporation And Concept Searching, Inc.	(5) (9) (14)	S +	5.00%	10.39%	06/11/2029	—	(12)	(23)	—
Oak Purchaser, Inc.	(5) (9)	S +	5.50%	10.85%	04/28/2028	8,375	8,310	8,195	0.36
Oak Purchaser, Inc.	(5) (9) (14)	S +	5.50%	10.85%	04/28/2028	5,204	5,163	5,084	0.22
Oak Purchaser, Inc.	(5) (9) (14)	S +	5.50%	10.85%	04/28/2028	—	(8)	(24)	—
Polaris Newco, LLC	(10)	S +	4.00%	9.47%	06/02/2028	4,900	4,914	4,827	0.21
Project Leopard Holdings, Inc.	(6) (10) (11)	S +	5.25%	10.73%	07/20/2029	22,057	20,752	19,833	0.86
Proofpoint, Inc.	(10)	S +	3.25%	8.72%	08/31/2028	2,613	2,605	2,610	0.11
Quest Software US Holdings, Inc.	(10)	S +	4.25%	9.77%	02/01/2029	3,950	3,928	3,001	0.13
Revalize, Inc.	(5) (8)	S +	5.75%	11.21%	04/15/2027	5,815	5,779	5,695	0.25
Revalize, Inc.	(5) (8) (14)	S +	5.75%	11.23%	04/15/2027	177	173	163	0.01
Riskonnect Parent, LLC	(5) (9)	S +	5.50%	11.00%	12/07/2028	5,307	5,227	5,298	0.23
Riskonnect Parent, LLC	(5) (9) (14)	S +	5.50%	11.00%	12/07/2028	—	(44)	(9)	—
Securonix, Inc.	(5) (6) (9)	S +	6.00%	11.41%	04/05/2028	21,010	20,727	19,846	0.86
Securonix, Inc.	(5) (9) (14)	S +	6.00%	11.41%	04/05/2028	—	(47)	(209)	(0.01)
Skopima Merger Sub, Inc.	(10)	S +	4.00%	9.47%	05/12/2028	2,450	2,454	2,437	0.11
Sophia, LP	(10)	S +	3.50%	8.96%	10/07/2027	5,390	5,387	5,395	0.23
Sovos Compliance, LLC	(10)	S +	4.50%	9.97%	08/11/2028	1,961	1,973	1,935	0.08
Trunk Acquisition, Inc.	(5) (6) (8)	S +	5.75%	11.25%	02/19/2027	6,720	6,675	6,598	0.29
Trunk Acquisition, Inc.	(5) (8) (14)	S +	5.75%	11.25%	02/19/2026	—	(3)	(12)	—
Ultimate Software Group, Inc. (The)	(9)	S +	3.75%	9.23%	05/04/2026	4,898	4,905	4,906	0.21
Veritas US, Inc.	(8)	S +	5.00%	10.47%	09/01/2025	4,899	4,905	4,059	0.18

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Vision Solutions, Inc.	(10)	S +	4.00%	9.64%	04/24/2028	4,900	$4,899	$4,848	0.21%
							552,116	543,209	23.57
Specialty Retail
Wheel Pros, LLC	(10)	S +	4.50%	9.97%	05/11/2028	2,450	2,452	1,801	0.08
Wireless Telecommunication Services
CCI Buyer, Inc.	(10)	S +	4.00%	9.35%	12/17/2027	2,940	2,902	2,928	0.13
Mobile Communications America, Inc.	(5) (6) (8)	S +	6.00%	11.35%	10/16/2029	13,389	13,193	13,193	0.57
Mobile Communications America, Inc.	(5) (8) (14)	S +	6.00%	11.35%	10/16/2029	—	(31)	(31)	—
Mobile Communications America, Inc.	(5) (8) (14)	S +	6.00%	11.35%	10/16/2029	—	(31)	(31)	—
							16,033	16,059	0.70
Total First Lien Debt							$3,154,304	$3,127,610	135.72%

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Second Lien Debt
Air Freight & Logistics
Omni Intermediate Holdings, LLC	(5) (7) (8)	S +	9.15%	14.52%		12/30/2027	16,500	$16,108	$15,485	0.67%
Electronic Equipment, Instruments & Components
Infinite Bidco, LLC	(10)	S +	7.00%	12.64%		3/2/2029	9,800	8,423	8,232	0.36
Infinite Bidco, LLC	(10)	S +	7.00%	10.63%		3/2/2029	2,500	2,156	2,100	0.09
								10,579	10,332	0.45
Health Care Providers & Services
Heartland Veterinary Partners, LLC	(5) (8)	S +	8.00%	13.46%		12/10/2027	360	355	353	0.02
Heartland Veterinary Partners, LLC	(5) (8)	S +	8.00%	13.46%		12/10/2027	140	138	137	0.01
								493	490	0.02
Software
Matrix Parent, Inc.	(5) (10) (12)	S +	8.00%	13.53%		3/1/2030	10,667	10,505	5,733	0.25
Total Second Lien Debt								$37,685	$32,040	1.39%
Other Investments
Unsecured Debt
Fetch Insurance Services, LLC	(5)		12.75% (incl. 3.75% PIK)	12.75%		10/31/2027	2,561	$2,501	$2,484	0.11%
Total Unsecured Debt								$2,501	$2,484	0.11%
Preferred Equity
FORTIS Solutions Group, LLC	(5) (13)		12.25%		6/24/2022		3,000,000	$3,538	$2,910	0.13%
Knockout Intermediate Holdings I, Inc.	(5) (13)		11.75%		6/25/2022		9,990	11,689	11,698	0.51
Revalize, Inc.	(5) (13)		S + 10.00%		4/14/2022		1,164	1,407	1,462	0.06
RSK Holdings, Inc. (Riskonnect)	(5) (13)		S + 10.50%		7/7/2022		10,358,600	11,636	13,052	0.57
Total Preferred Equity								$28,270	$29,122	1.26%
Common Equity
Amerilife Holdings, LLC	(5) (13)				9/1/2022		9,880	$273	$357	0.02%
Frisbee Holdings, LP (Fetch)	(5) (13)				10/31/2022		28,531	363	363	0.02
Fullsteam Operations, LLC	(5) (13)				11/27/2023		44,487	1,500	1,500	0.07
LUV Car Wash	(5) (13)				4/6/2022		1,260	1,260	697	0.03
Reveal Data Solutions	(5) (13)				8/29/2023		849,231	1,104	1,104	0.05
Surewerx Topco, LP	(5) (11) (13)				12/28/2022		189	189	209	0.01
Total Common Equity								$4,689	$4,230	0.18%
Total Other Investments								$35,460	$35,836	1.56%
Total Portfolio Investments								$3,227,449	$3,195,486	138.67%

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2023
(In thousands)

				Interest Rate Swaps(a)(b)(c)
Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation/(Depreciation)
SMBC Capital Markets, Inc.	Series C 2027 Notes	8.92%	S + 4.49%	3/1/2027	$136,500	$2,466	$—	$2,466
SMBC Capital Markets, Inc.	Series C 2029 Notes	9.07%	S + 4.77%	3/1/2029	163,500	5,083	—	5,083
Total					$300,000	$7,549		$7,549

(a) Contains a variable rate structure. Bears interest at a rate determined by SOFR.
(b) Instrument is used in a hedge accounting relationship. The associated change in fair value is recorded along with the change in fair value of the hedging item within interest expense.
(c) For further details, see Note 6 “Debt” to our consolidated financial statements included in this report.

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2023, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2023, the Company is not an “affiliated person” of any of its portfolio companies.

(2)	Unless otherwise indicated, the Company's investments are pledged as collateral supporting the amounts outstanding under the ING Facility (as defined below). See Note 6 "Debt".
(3)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either EURIBOR ("E"), LIBOR ("L" or “LIBOR”) or SOFR ("S") or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2023. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2023. As of December 31, 2023, the reference rates for our variable rate loans were the 3-month E at 3.91%, 1-month S at 5.35%, 3-month S at 5.33%, 6-month S at 5.16% and the P at 8.50%.

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
(11)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2023 non-qualifying assets represented 5.76% of total assets as calculated in accordance with regulatory requirements.

(12)	Investment was on non-accrual status as of December 31, 2023.
(13)
Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities”. As of December 31, 2023, the aggregate fair value of these securities is $33,352 or 1.45% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(14)Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of December 31, 2023.

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2023
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
48Forty Solutions, LLC	Revolver	11/30/2026	$2,244	$(140)
AWP Group Holdings, Inc.	Delayed Draw Term Loan	08/01/2025	8,062	(123)
AWP Group Holdings, Inc.	Revolver	12/24/2029	2,531	(38)
Abracon Group Holdings, LLC	Delayed Draw Term Loan	07/06/2024	1,905	(332)
Advarra Holdings, Inc.	Delayed Draw Term Loan	08/26/2024	1,191	(18)
Answer Acquisition, LLC	Revolver	12/30/2026	307	(5)
Apex Service Partners, LLC	Delayed Draw Term Loan	10/24/2025	9,733	(120)
Apex Service Partners, LLC	Revolver	10/24/2029	3,838	(71)
Appfire Technologies, LLC	Delayed Draw Term Loan	06/13/2024	3,864	(50)
Appfire Technologies, LLC	Revolver	03/09/2027	459	(6)
Applitools, Inc.	Revolver	05/25/2028	1,400	(33)
Associations, Inc.	Delayed Draw Term Loan	06/10/2024	215	(2)
Atlas Us Finco, Inc.	Revolver	12/09/2028	1,283	—
Avalara, Inc.	Revolver	10/19/2028	2,180	—
Bottomline Technologies, Inc.	Revolver	05/15/2028	1,733	—
Bradyifs Holdings, LLC	Delayed Draw Term Loan	10/31/2025	3,384	(41)
Bradyifs Holdings, LLC	Revolver	10/31/2029	3,448	(67)
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	04/01/2025	15,059	(250)
Bullhorn, Inc.	Revolver	09/30/2026	143	—
Caerus US 1, Inc.	Delayed Draw Term Loan	10/28/2024	3,188	—
Caerus US 1, Inc.	Revolver	05/25/2029	1,045	—
Catalis Intermediate, Inc.	Revolver	08/04/2027	536	(30)
Chase Intermediate, LLC	Delayed Draw Term Loan	08/31/2025	18,851	(349)
Chase Intermediate, LLC	Revolver	10/30/2028	942	(17)
Coupa Holdings, LLC	Delayed Draw Term Loan	08/27/2024	699	(8)
Coupa Holdings, LLC	Revolver	02/27/2029	536	(6)
Cyara AcquisitionCo, LLC	Revolver	06/28/2029	3,769	(68)
Dwyer Instruments, Inc.	Delayed Draw Term Loan	12/22/2025	17,148	(171)
Dwyer Instruments, Inc.	Revolver	07/21/2027	2,733	(54)
E-Discovery AcquireCo, LLC	Revolver	08/29/2029	2,875	(51)
Energy Labs Holdings Corp.	Revolver	04/07/2028	747	(9)
Excelitas Technologies Corp.	Delayed Draw Term Loan	08/12/2024	1,032	(9)
Excelitas Technologies Corp.	Revolver	08/14/2028	1,197	(10)
FLS Holding, Inc.	Revolver	12/17/2027	833	(5)
FORTIS Solutions Group, LLC	Delayed Draw Term Loan	06/24/2024	11,800	—
FORTIS Solutions Group, LLC	Revolver	10/15/2027	610	—
Foundation Risk Partners Corp.	Delayed Draw Term Loan	04/15/2024	1,330	—
Foundation Risk Partners Corp.	Revolver	10/29/2027	653	—

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2023
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Fullsteam Operations, LLC	Delayed Draw Term Loan	05/27/2025	$6,939	$(122)
Fullsteam Operations, LLC	Revolver	11/27/2029	1,080	(32)
GC Waves Holdings, Inc.	Delayed Draw Term Loan	12/31/2024	31,102	(579)
GC Waves Holdings, Inc.	Revolver	08/11/2028	1,690	(31)
GPS Merger Sub, LLC	Delayed Draw Term Loan	10/02/2025	2,864	(27)
GPS Merger Sub, LLC	Revolver	10/02/2029	2,292	(44)
GS AcquisitionCo, Inc.	Revolver	05/22/2026	1,489	—
Galway Borrower, LLC	Delayed Draw Term Loan	04/28/2024	18,062	(186)
Galway Borrower, LLC	Revolver	09/30/2027	2,014	(58)
Gateway US Holdings, Inc.	Revolver	09/22/2026	454	—
Groundworks, LLC	Delayed Draw Term Loan	09/14/2024	268	(2)
Groundworks, LLC	Revolver	03/14/2029	305	(2)
Heartland Veterinary Partners, LLC	Revolver	12/10/2026	519	(5)
Helios Service Partners, LLC	Delayed Draw Term Loan	02/07/2025	10,546	(106)
Helios Service Partners, LLC	Revolver	03/19/2027	963	(10)
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	08/23/2025	2,230	(1)
High Street Buyer, Inc.	Delayed Draw Term Loan	02/04/2024	12,496	—
Hyland Software, Inc.	Revolver	09/19/2029	3,341	(37)
Inszone Mid, LLC	Delayed Draw Term Loan	11/10/2025	18,726	(200)
Inszone Mid, LLC	Revolver	11/12/2029	2,549	(50)
Integrity Marketing Acquisition, LLC	Revolver	08/27/2026	2,060	(41)
Iris Buyer, LLC	Delayed Draw Term Loan	10/02/2030	1,925	(29)
Iris Buyer, LLC	Revolver	10/02/2029	2,251	(59)
KENG Acquisition, Inc.	Delayed Draw Term Loan	08/01/2025	6,938	(88)
KENG Acquisition, Inc.	Revolver	08/01/2029	2,656	(34)
KWOR Acquisition, Inc.	Delayed Draw Term Loan	06/22/2024	12,437	(178)
KWOR Acquisition, Inc.	Revolver	12/22/2027	556	(8)
Kaseya, Inc.	Delayed Draw Term Loan	06/23/2024	2,877	(13)
Kaseya, Inc.	Revolver	06/25/2029	2,298	(10)
LJ Avalon Holdings, LLC	Delayed Draw Term Loan	08/01/2024	740	(17)
LJ Avalon Holdings, LLC	Revolver	02/01/2029	486	(11)
LUV Car Wash Group, LLC	Delayed Draw Term Loan	03/14/2024	2,812	(7)
LegitScript, LLC	Delayed Draw Term Loan	06/24/2024	8,266	(74)
LegitScript, LLC	Revolver	06/24/2028	3,958	(35)
Lightspeed Solution, LLC	Delayed Draw Term Loan	03/01/2024	4,045	(72)
MRI Software, LLC	Delayed Draw Term Loan	12/19/2025	6,027	(30)
MRI Software, LLC	Revolver	02/10/2027	3,187	(20)
Magneto Components Buyco, LLC	Delayed Draw Term Loan	06/05/2025	9,472	(86)
Magneto Components Buyco, LLC	Revolver	12/05/2029	7,894	(143)

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2023
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Magnolia Wash Holdings	Revolver	07/14/2028	$183	$(18)
Mantech International CP	Delayed Draw Term Loan	09/14/2024	3,349	—
Mantech International CP	Revolver	09/14/2028	3,200	—
Mobile Communications America, Inc.	Delayed Draw Term Loan	10/16/2025	4,319	(31)
Mobile Communications America, Inc.	Revolver	10/16/2029	2,160	(31)
Montana Buyer, Inc.	Revolver	07/22/2028	2,613	(21)
Netwrix Corporation And Concept Searching, Inc.	Delayed Draw Term Loan	06/10/2024	5,399	(81)
Netwrix Corporation And Concept Searching, Inc.	Revolver	06/11/2029	1,521	(23)
Oak Purchaser, Inc.	Delayed Draw Term Loan	04/28/2024	380	(8)
Oak Purchaser, Inc.	Revolver	04/28/2028	1,117	(24)
Omni Intermediate Holdings, LLC	Delayed Draw Term Loan	06/24/2024	485	(23)
Omni Intermediate Holdings, LLC	Revolver	12/30/2025	155	(7)
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	08/31/2025	20,235	(166)
PT Intermediate Holdings III, LLC	Delayed Draw Term Loan	09/02/2024	4,833	(119)
Pareto Health Intermediate Holdings, Inc.	Revolver	06/01/2029	10,666	(81)
Patriot Growth Insurance Services, LLC	Revolver	10/16/2028	468	(5)
Peter C. Foy & Associates Insurance Services, LLC	Delayed Draw Term Loan	10/19/2024	8,650	(43)
Peter C. Foy & Associates Insurance Services, LLC	Revolver	11/01/2027	185	(3)
Portfolio Group	Delayed Draw Term Loan	01/05/2024	1,500	(14)
Project Boost Purchaser, LLC	Delayed Draw Term Loan	05/02/2024	1,263	(1)
Project Boost Purchaser, LLC	Revolver	05/02/2028	963	(1)
RSC Acquisition, Inc.	Delayed Draw Term Loan	02/14/2025	2,076	(18)
Randy's Holdings, Inc.	Delayed Draw Term Loan	11/01/2024	3,769	(13)
Randy's Holdings, Inc.	Revolver	11/01/2028	1,072	(4)
Raptor Merger Sub Debt, LLC	Revolver	04/01/2028	1,953	(2)
Redwood Services Group, LLC	Delayed Draw Term Loan	01/31/2025	1,801	(44)
Revalize, Inc.	Revolver	04/15/2027	532	(11)
Riskonnect Parent, LLC	Delayed Draw Term Loan	07/07/2024	5,713	(9)
RoadOne IntermodaLogistics	Delayed Draw Term Loan	12/29/2023	108	(2)
RoadOne IntermodaLogistics	Revolver	12/29/2028	122	(2)
Securonix, Inc.	Revolver	04/05/2028	3,782	(210)
Sherlock Buyer Corp.	Delayed Draw Term Loan	09/06/2025	2,053	(1)
Sherlock Buyer Corp.	Revolver	12/08/2027	821	—
Smarsh, Inc.	Delayed Draw Term Loan	02/18/2024	536	(9)
Smarsh, Inc.	Revolver	02/16/2029	268	(5)
Sonny's Enterprises, LLC	Delayed Draw Term Loan	11/05/2024	3,174	—
Sonny's Enterprises, LLC	Revolver	08/05/2027	5,318	—
Spotless Brands, LLC	Revolver	07/25/2028	614	(5)
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	12/30/2023	276	(4)

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2023
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	$625	$(9)
Summit Acquisition, Inc.	Delayed Draw Term Loan	11/01/2024	4,965	(74)
Summit Acquisition, Inc.	Revolver	05/01/2029	2,483	(37)
Summit Buyer, LLC	Delayed Draw Term Loan	08/25/2025	25,591	(614)
Summit Buyer, LLC	Revolver	01/14/2026	2,953	(71)
Superman Holdings, LLC	Delayed Draw Term Loan	05/01/2025	2,418	(30)
Surewerx Purchaser III, Inc.	Delayed Draw Term Loan	06/28/2024	417	—
Surewerx Purchaser III, Inc.	Revolver	12/28/2028	182	—
Sweep Purchaser, LLC	Delayed Draw Term Loan	05/05/2024	819	(165)
Tamarack Intermediate, LLC	Delayed Draw Term Loan	10/06/2025	1,095	(17)
Tamarack Intermediate, LLC	Revolver	03/13/2028	2,475	(59)
Tank Holding Corp.	Delayed Draw Term Loan	05/22/2024	6,094	(120)
Tank Holding Corp.	Revolver	03/31/2028	1,369	(62)
Tidi Legacy Products, Inc.	Delayed Draw Term Loan	06/19/2025	5,296	(53)
Tidi Legacy Products, Inc.	Revolver	12/19/2029	3,813	(76)
Trintech, Inc.	Revolver	07/25/2029	3,418	(64)
Trunk Acquisition, Inc.	Revolver	02/19/2026	643	(12)
V Global Holdings, LLC	Revolver	12/22/2025	1,188	(24)
Vensure Employer Services, Inc.	Delayed Draw Term Loan	06/15/2025	13,422	(111)
Vertex Service Partners, LLC	Delayed Draw Term Loan	11/08/2025	14,001	(215)
Vertex Service Partners, LLC	Revolver	11/08/2030	2,513	(62)
YI, LLC	Delayed Draw Term Loan	06/06/2025	3,675	(36)
YI, LLC	Revolver	12/03/2029	2,757	(54)
Zarya Intermediate, LLC	Revolver	07/01/2027	401	—
iCIMS, Inc.	Delayed Draw Term Loan	08/18/2025	1,333	—
iCIMS, Inc.	Revolver	08/18/2028	497	—
Total First Lien Debt Unfunded Commitments			$546,392	$(7,534)
Total Unfunded Commitments			$546,392	$(7,534)

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
Building Products

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
ACProducts, Inc.	(9)	L +	4.25%	8.98%	05/17/2028	4,950	4,933	3,685	0.29
Chamberlain Group, Inc.	(9)	L +	3.25%	7.63%	11/03/2028	3,960	$3,955	$3,726	0.29%
Icebox Holdco III, Inc.	(9)	L +	3.50%	8.23%	12/22/2028	2,485	2,488	2,285	0.18
White Cap Buyer, LLC		S +	3.75%	8.07%	10/19/2027	2,481	2,484	2,395	0.19
							13,860	12,091	0.95
Chemicals
Olympus Water US Holding Corporation	(9)	L +	3.75%	8.50%	11/09/2028	2,970	2,973	2,845	0.22
Tank Holding Corp.	(8)	S +	5.75%	10.17%	03/31/2028	32,968	32,374	31,155	2.46
Tank Holding Corp.	(8) (13)	P +	4.75%	12.25%	03/31/2028	311	278	208	0.02
V Global Holdings, LLC	(5) (6) (8)	S +	5.75%	8.99%	12/22/2027	14,710	14,443	13,976	1.10
V Global Holdings, LLC	(5) (8) (13)	S +	5.75%	8.99%	12/22/2025	—	(33)	(101)	(0.01)
							50,035	48,083	3.80
Commercial Services & Supplies
Allied Universal Holdco, LLC	(9)	S +	3.75%	8.17%	05/12/2028	6,930	6,921	6,570	0.52
Atlas Us Finco, Inc.	(5) (6) (7) (10)	S +	7.25%	11.48%	12/09/2029	13,852	13,439	13,439	1.06
Atlas Us Finco, Inc.	(5) (7) (10) (13)	S +	7.25%	11.48%	12/09/2028	—	(38)	(38)	—
Belfor Holdings, Inc.	(8)	L +	4.00%	8.38%	04/06/2026	4,949	4,954	4,899	0.39
BPG Holdings IV Corp.	(5) (8)	S +	6.00%	10.54%	07/29/2029	16,845	15,751	15,751	1.24
DG Investment Intermediate Holdings 2, Inc.	(8)	L +	3.75%	8.07%	03/31/2028	4,460	4,463	4,259	0.34
Employbridge Holding Company	(8)	L +	4.75%	9.49%	07/19/2028	2,475	2,475	2,006	0.16
FLS Holding, Inc.	(5) (6) (7) (10)	L +	5.25%	10.40%	12/15/2028	9,583	9,415	9,427	0.74
FLS Holding, Inc.	(5) (7) (10)	L +	5.25%	10.40%	12/15/2028	2,083	2,045	2,049	0.16
FLS Holding, Inc.	(5) (7) (10) (13)	L +	5.25%	10.40%	12/17/2027	—	(14)	(14)	—
LHS Borrower, LLC		S +	4.75%	9.17%	02/17/2029	2,476	2,437	2,015	0.16
PECF USS Intermediate Holding III Corporation	(9)	L +	4.25%	8.63%	12/15/2028	4,950	4,961	4,113	0.32
QW Holding Corporation	(5) (6) (7)	L +	5.50%	9.44%	08/31/2026	18,144	17,908	17,467	1.38
QW Holding Corporation	(5) (7) (13)	L +	5.50%	9.44%	08/31/2026	3,771	3,728	3,600	0.28
QW Holding Corporation	(5) (7) (13)	L +	5.50%	9.44%	08/31/2026	—	(58)	(171)	(0.01)
Sherlock Buyer Corp.	(5) (6) (8)	L +	5.75%	10.48%	12/08/2028	7,063	6,938	6,907	0.55
Sherlock Buyer Corp.	(5) (8) (13)	L +	5.75%	10.48%	12/08/2028	—	(18)	(45)	—
Sherlock Buyer Corp.	(5) (8) (13)	L +	5.75%	10.48%	12/08/2027	—	(14)	(18)	—
SITEL Worldwide Corporation	(9)	L +	3.75%	8.14%	08/28/2028	4,950	4,967	4,879	0.39
Surewerx Purchaser III, Inc.	(5) (6) (8) (10)	S +	6.75%	11.30%	12/28/2029	6,474	6,280	6,280	0.50
Surewerx Purchaser III, Inc.	(5) (8) (10) (13)	S +	6.75%	11.30%	12/28/2028	89	68	68	0.01
Surewerx Purchaser III, Inc.	(5) (8) (10) (13)	S +	6.75%	11.30%	12/28/2029	—	(26)	(27)	—
Sweep Purchaser, LLC	(5) (7) (13)	L +	5.75%	10.47%	11/30/2026	2,865	2,807	2,668	0.21
Sweep Purchaser, LLC	(5) (7)	L +	5.75%	10.47%	11/30/2026	1,733	1,705	1,641	0.13
Tamarack Intermediate, LLC	(5) (6) (8)	S +	5.75%	9.23%	03/13/2028	15,049	14,780	14,387	1.14

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

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
							49,961	48,184	3.81

Ground Transportation
PODS, LLC	(8)	L +	3.00%	7.38%	03/31/2028	4,950	$4,955	$4,674	0.37%
Software
Anaplan, Inc.	(5) (8)	S +	6.50%	10.82%	06/21/2029	50,000	49,054	49,120	3.88
Appfire Technologies, LLC	(5) (7) (13)	S +	5.50%	9.92%	03/09/2027	730	686	476	0.04
Appfire Technologies, LLC	(5) (7) (13)	S +	5.50%	9.92%	03/09/2027	34	26	11	—
Aptean, Inc.	(8)	L +	4.25%	8.99%	04/23/2026	6,006	6,002	5,726	0.45
Astra Acquisition Corp.	(9)	L +	5.25%	9.63%	10/25/2028	1,484	1,471	1,309	0.10
Bottomline Technologies, Inc.	(5) (6) (8)	S +	5.50%	9.83%	05/14/2029	20,748	20,362	19,958	1.58
Bottomline Technologies, Inc.	(5) (8) (13)	S +	5.50%	9.83%	05/15/2028	—	(31)	(66)	(0.01)
Cloudera, Inc.	(9)	L +	3.75%	8.13%	10/08/2028	2,481	2,478	2,328	0.18
Delta TopCo, Inc.	(8)	L +	3.75%	8.15%	12/01/2027	5,284	5,289	4,868	0.38
ECI Macola Max Holding, LLC	(8)	L +	3.75%	8.48%	11/09/2027	4,949	4,958	4,735	0.37
Epicor Software Corporation	(8)	L +	3.25%	7.63%	07/30/2027	2,475	2,477	2,371	0.19
GoTo Group, Inc.		L +	4.75%	9.14%	08/31/2027	4,949	4,897	3,164	0.25
Greeneden U.S. Holdings II, LLC	(8)	L +	4.00%	8.38%	12/01/2027	3,970	3,968	3,804	0.30
GS AcquisitionCo, Inc.	(5) (7)	L +	5.75%	9.92%	05/22/2026	7,467	7,384	7,290	0.58
GS AcquisitionCo, Inc.	(5) (7)	L +	5.75%	9.92%	05/22/2026	81	79	79	0.01
GS AcquisitionCo, Inc.	(5) (7) (13)	L +	5.75%	9.92%	05/22/2026	—	(2)	(4)	—
Hyland Software, Inc.	(8)	L +	3.50%	7.88%	07/01/2024	5,340	5,348	5,261	0.42
Imprivata, Inc.	(9)	L +	3.75%	8.13%	12/01/2027	6,552	6,550	6,290	0.50
Ivanti Software, Inc.	(8)	L +	4.25%	9.01%	12/01/2027	2,481	2,484	1,956	0.15
Kaseya, Inc.	(5) (8)	S +	5.75%	10.33%	06/25/2029	50,483	49,768	48,282	3.81
Kaseya, Inc.	(5) (8) (13)	S +	5.75%	10.33%	06/25/2029	—	(21)	(134)	(0.01)
Kaseya, Inc.	(5) (8) (13)	S +	5.75%	10.33%	06/25/2029	—	(42)	(134)	(0.01)
LegitScript	(5) (6) (8)	S +	5.25%	9.57%	06/24/2029	35,136	34,475	34,480	2.72
LegitScript	(5) (8) (13)	S +	5.25%	9.57%	06/24/2029	—	(85)	(178)	(0.01)
LegitScript	(5) (8) (13)	S +	5.25%	9.57%	06/24/2028	313	217	215	0.02
Magenta Buyer, LLC	(8)	L +	4.75%	9.17%	07/27/2028	4,962	4,946	4,224	0.33
Maverick Bidco, Inc.	(8)	L +	3.75%	8.17%	05/18/2028	3,970	3,952	3,752	0.30
Mediaocean, LLC	(9)	L +	3.50%	7.88%	12/15/2028	1,985	1,992	1,812	0.14
Matrix Parent, Inc.	(5) (6)	S +	5.00%	9.55%	03/01/2029	12,935	12,818	12,491	0.99
Montana Buyer, Inc.	(5) (6) (8)	S +	5.75%	8.70%	07/22/2029	27,002	26,484	26,089	2.06
Montana Buyer, Inc.	(5) (8) (13)	S +	5.75%	8.70%	07/22/2028	—	(56)	(103)	(0.01)
Netwrix Corporation And Concept Searching, Inc.	(5) (6) (8)	S +	5.00%	9.70%	06/11/2029	16,272	16,120	15,399	1.22
Netwrix Corporation And Concept Searching, Inc.	(5) (8) (13)	S +	5.00%	9.70%	06/11/2029	2,870	2,827	2,403	0.19

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

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
48Forty Solutions, LLC	Revolver	11/30/2026	$5,610	$(287)
ABB Concise Optical Group, LLC	Revolver	02/23/2028	94	(4)
Abracon Group Holdings, LLC	Delayed Draw Term Loan	07/06/2024	4,327	(223)
Abracon Group Holdings, LLC	Revolver	07/06/2028	1,731	(89)
Advarra Holdings, Inc.	Delayed Draw Term Loan	08/26/2024	1,191	(63)
Answer Acquisition, LLC	Revolver	12/30/2026	1,334	(56)
Appfire Technologies, LLC	Delayed Draw Term Loan	06/13/2024	5,974	(226)
Appfire Technologies, LLC	Revolver	03/09/2027	562	(21)
Applitools, Inc.	Revolver	05/25/2028	1,400	(24)
Associations, Inc.	Delayed Draw Term Loan	06/10/2024	23,891	(1,085)
Athenahealth, Inc.	Delayed Draw Term Loan	02/15/2029	724	(72)
Atlas Us Finco, Inc.	Revolver	12/09/2029	1,283	(38)

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Avalara, Inc.	Revolver	10/19/2028	$1,404	$(34)
Bottomline Technologies, Inc.	Revolver	05/15/2028	1,733	(66)
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	09/23/2024	3,736	(149)
Bullhorn, Inc.	Revolver	09/30/2026	77	(2)
Caerus US 1, Inc.	Delayed Draw Term Loan	10/31/2024	5,739	(56)
Caerus US 1, Inc.	Revolver	05/25/2029	3,134	(61)
Cerity Partners, LLC	Delayed Draw Term Loan	12/30/2023	4,688	(140)
DCA Investment Holdings, LLC	Delayed Draw Term Loan	03/02/2023	1,737	(26)
Donuts, Inc.	Delayed Draw Term Loan	08/14/2023	5,541	(140)
Dwyer Instruments, Inc.	Delayed Draw Term Loan	07/01/2024	5,466	(248)
Dwyer Instruments, Inc.	Revolver	07/21/2027	2,306	(104)
Energy Labs Holdings Corp.	Delayed Draw Term Loan	04/13/2023	896	(27)
Energy Labs Holdings Corp.	Revolver	04/07/2028	854	(26)
Excelitas Technologies Corp.	Delayed Draw Term Loan	08/11/2024	6,190	(300)
Excelitas Technologies Corp.	Revolver	08/14/2028	1,341	(65)
FLS Holding, Inc.	Revolver	12/17/2027	833	(14)
Fortis Solutions Group, LLC	Delayed Draw Term Loan	06/24/2024	13,018	(425)
Fortis Solutions Group, LLC	Revolver	10/15/2027	557	(18)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	04/14/2024	3,814	(66)
Foundation Risk Partners Corp.	Revolver	10/29/2027	384	(7)
GS AcquisitionCo, Inc.	Revolver	05/22/2026	170	(4)
Galway Borrower, LLC	Delayed Draw Term Loan	09/30/2023	292	(13)
Galway Borrower, LLC	Revolver	09/30/2027	2,014	(87)
Gateway US Holdings, Inc.	Delayed Draw Term Loan	04/15/2024	96	(2)
Gateway US Holdings, Inc.	Revolver	09/22/2024	204	(4)
Govbrands Intermediate, Inc.	Delayed Draw Term Loan	08/04/2023	718	(33)
Govbrands Intermediate, Inc.	Revolver	08/04/2027	82	(4)
GraphPad Software, LLC	Delayed Draw Term Loan	12/02/2023	4,412	(146)
Heartland Home Services	Delayed Draw Term Loan	08/10/2023	6,729	(203)
Heartland Veterinary Partners, LLC	Delayed Draw Term Loan	01/17/2023	1,737	(50)
Heartland Veterinary Partners, LLC	Revolver	12/10/2026	519	(15)
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	12/22/2023	1,658	(44)
High Street Buyer, Inc.	Delayed Draw Term Loan	08/11/2023	15,732	(456)
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	06/21/2024	8,055	(229)
KPSKY Acquisition, Inc.	Delayed Draw Term Loan	06/17/2024	11,025	(497)
KWOR Acquisition, Inc.	Delayed Draw Term Loan	06/22/2024	17,106	(888)
KWOR Acquisition, Inc.	Revolver	12/22/2027	976	(51)
Kaseya, Inc.	Delayed Draw Term Loan	06/22/2024	3,064	(134)

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Kaseya, Inc.	Revolver	05/02/2029	$3,064	$(134)
LUV Car Wash Group, LLC	Delayed Draw Term Loan	03/14/2024	2,639	(55)
LegitScript	Delayed Draw Term Loan	06/24/2024	9,568	(178)
LegitScript	Revolver	06/24/2028	4,896	(91)
Lightspeed Solution, LLC	Delayed Draw Term Loan	03/01/2024	4,878	(179)
MRI Software, LLC	Delayed Draw Term Loan	03/24/2023	3,153	(64)
Magnolia Wash Holdings	Revolver	07/08/2028	183	(8)
Mammoth Holdings, LLC	Delayed Draw Term Loan	10/29/2023	1,431	—
Mantech International CP	Delayed Draw Term Loan	09/14/2024	5,200	(134)
Mantech International CP	Revolver	09/14/2028	3,200	(83)
Montana Buyer, Inc.	Revolver	07/22/2028	3,049	(103)
Netwrix Corporation And Concept Searching, Inc.	Delayed Draw Term Loan	06/09/2024	5,836	(313)
Netwrix Corporation And Concept Searching, Inc.	Revolver	06/01/2029	1,521	(82)
Oak Purchaser, Inc.	Delayed Draw Term Loan	04/28/2024	3,707	(53)
Oak Purchaser, Inc.	Revolver	04/30/2029	1,117	(16)
Oakbridge Insurance Agency, LLC	Delayed Draw Term Loan	03/31/2024	4,594	(75)
Oakbridge Insurance Agency, LLC	Revolver	12/31/2026	415	(7)
Omni Intermediate Holdings, LLC	Delayed Draw Term Loan	02/01/2023	1,094	(47)
Omni Intermediate Holdings, LLC	Revolver	06/24/2024	710	(30)
Patriot Growth Insurance Services, LLC	Delayed Draw Term Loan	07/08/2024	22,667	(1,047)
Patriot Growth Insurance Services, LLC	Revolver	10/16/2028	468	(22)
Peter C. Foy & Associates Insurance Services, LLC	Delayed Draw Term Loan	12/14/2023	875	(42)
Peter C. Foy & Associates Insurance Services, LLC	Revolver	11/01/2027	185	(9)
Portfolio Group	Delayed Draw Term Loan	11/19/2023	1,500	(54)
Project Boost Purchaser, LLC	Delayed Draw Term Loan	05/02/2024	2,225	(21)
Project Boost Purchaser, LLC	Revolver	05/02/2027	963	(9)
QW Holding Corporation	Delayed Draw Term Loan	05/02/2024	802	(30)
QW Holding Corporation	Revolver	08/31/2024	4,583	(171)
Radwell Parent, LLC	Revolver	04/01/2028	2,442	(71)
Randy's Holdings, Inc.	Delayed Draw Term Loan	11/01/2024	3,769	(52)
Randy's Holdings, Inc.	Revolver	10/31/2027	1,270	(37)
Redwood Services Group, LLC	Delayed Draw Term Loan	12/22/2023	2,600	(113)
Revalize, Inc.	Revolver	04/15/2027	709	(33)
Riskonnect Parent, LLC	Delayed Draw Term Loan	07/07/2024	5,713	(220)
RoadOne IntermodaLogistics	Delayed Draw Term Loan	06/30/2024	168	(3)
RoadOne IntermodaLogistics	Revolver	12/30/2028	100	(3)
RSC Acquisition, Inc.	Delayed Draw Term Loan	05/31/2024	31,101	(973)
Securonix, Inc.	Revolver	04/05/2028	3,782	(137)

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Sherlock Buyer Corp.	Delayed Draw Term Loan	02/08/2023	$2,053	$(45)
Sherlock Buyer Corp.	Revolver	12/08/2027	821	(18)
Smarsh, Inc.	Delayed Draw Term Loan	02/18/2024	536	(20)
Smarsh, Inc.	Revolver	02/16/2029	268	(10)
Spectrio, LLC	Delayed Draw Term Loan	01/30/2023	12,500	(299)
Spotless Brands, LLC	Revolver	07/25/2028	783	(31)
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	01/14/2024	737	(39)
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	175	(9)
Summit Buyer, LLC	Delayed Draw Term Loan	07/15/2024	7,309	(323)
Surewerx Purchaser III, INC	Revolver	12/28/2028	621	(19)
Surewerx Purchaser III, Inc.	Delayed Draw Term Loan	06/27/2024	1,330	(26)
Sweep Purchaser, LLC	Delayed Draw Term Loan	05/05/2024	819	(44)
Tamarack Intermediate, LLC	Revolver	03/13/2028	2,224	(98)
Tank Holding Corp.	Revolver	03/31/2028	1,556	(85)
Trunk Acquisition, Inc.	Revolver	02/19/2026	643	(29)
V Global Holdings, LLC	Revolver	12/22/2025	2,016	(100)
VRC Companies, LLC	Delayed Draw Term Loan	01/06/2024	10,887	(381)
Vardiman Black Holdings, LLC	Delayed Draw Term Loan	03/18/2024	285	(15)
World Insurance Associates, LLC	Delayed Draw Term Loan	11/26/2023	17,710	(554)
Zarya Intermediate, LLC	Revolver	07/01/2027	2,807	(5)
Total First Lien Debt Unfunded Commitments			$398,415	$(13,871)
Second Lien Debt
Heartland Veterinary Partners, LLC	Delayed Draw Term Loan	01/17/2023	$8	$(1)
Total Second Lien Debt Unfunded Commitments			$8	$(1)
Total Unfunded Commitments			$398,423	$(13,872)

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund LLC
Notes to the Consolidated Financial Statements
December 31, 2023
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
The Company was formed as a Delaware limited liability company on March 4, 2021 and commenced investment operations on February 1, 2022. The Company has delegated the right to manage the assets of the Company to MS Capital Partners Adviser Inc., as the investment adviser to the Company (the “Adviser” or “Investment Adviser”). The Investment Adviser is an indirect, wholly owned subsidiary of Morgan Stanley.
The Company’s investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies in which private equity sponsors have a controlling equity stake in the portfolio company.
The Company is conducting a continuous private offering of its units in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. The Company has offered and intends to offer one class of units, Class S Units (the “Units”) in its continuous private offering.
The Company has formed wholly owned subsidiaries for the purpose of holding certain investments in portfolio companies made by the Company. As of December 31, 2023, the Company’s wholly owned subsidiaries were formed as Delaware limited liability companies and included: PIF CA SPV LLC (“CA SPV”), NHPIF Equity Holdings SPV LLC (“Equity Holdings”), PIF Financing SPV LLC (“Financing SPV”), PIF Financing II SPV LLC (“Financing II SPV”) and Broadway Funding Holdings, LLC (“Broadway Holdings,” and collectively with CA SPV, Equity Holdings, Financing SPV and Financing II SPV, the “subsidiaries”). The Company consolidates its wholly owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary’s formation.
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
The Board of Directors, with the assistance of the Company’s audit committee (the “Audit Committee”), determines the fair value of the Company’s investments in accordance with ASC Topic 820, Fair Value Measurement (“ASC 820”) issued by the FASB. The Board of Directors has delegated to the Investment Adviser as the valuation designee (the “Valuation Designee”) the responsibility of determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors, pursuant to Rule 2a-5 under the 1940 Act. As such, the Valuation Designee is charged with determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors. ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value is a market-based measurement, not an entity-specific measurement. For some investments, observable market transactions or market information might be available. For other investments, observable market transactions and market information might not be available. However, the objective of a fair value measurement in both cases is the same—to estimate the price when an orderly transaction to sell the investment would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant). Refer to Note 5 “Fair Value Measurements” for the Company's framework for determining fair value, fair value hierarchies, and the composition of the Company's portfolio.
Financial and Derivative Instruments
Pursuant to ASC 815 Derivatives and Hedging, all derivative instruments entered into by the Company are designated as hedging instruments. For all derivative instruments designated as a hedge, the entire change in the fair value of the hedging instrument shall be recorded in the same line item of the Consolidated Statements of Operations as the hedged item. The Company’s derivative instruments are used to hedge the Company’s fixed rate debt, and therefore both the periodic payment and the change in fair value for the effective hedge, if applicable, will be recognized as components of interest expense in the Consolidated Statements of Operations. Fair value is estimated by discounting remaining payments using applicable current market rates, or market quotes, if available. Rule 18f-4 requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. Rule 18f-4 provides that a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Pursuant to Rule 18f-4, when we trade reverse repurchase agreements or similar financing transactions, including certain tender option bonds, we need to aggregate the amount of any other senior securities representing indebtedness (e.g., bank borrowings, if applicable) when calculating our asset coverage ratio. The Company currently qualifies as a “limited derivatives user” and expects to continue to do so.
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
Non-Accrual Investments
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
As of December 31, 2023, the Company had two investments on non-accrual status. The amortized cost of investments on non-accrual status as of December 31, 2023 was $25,201. As of December 31, 2022, the Company had no investments on non-accrual status.
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
The Company pays the Investment Adviser a base management fee and an incentive fee under the investment advisory agreement between the Company and the Investment Adviser (the “Investment Advisory Agreement”) as described in Note 3 “Related Party Transactions” below. The fees are recorded in the Consolidated Statements of Operations.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the year ended December 31, 2023, December 31, 2022 and for the period from March 4, 2021 (inception) to December 31, 2021, the Company accrued $70, $200 and $— of U.S. federal excise tax, respectively.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense.
New Accounting Pronouncements
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
The Company pays the Investment Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee are ultimately be borne by the unitholders
Base Management Fee
The base management fee is calculated at an annual rate of 1.25% of the Company’s average net asset value at the end of the two most recently completed calendar months. All or part of the base management fee not taken as to any month will be deferred without interest and may be taken in any subsequent month prior to the termination of the Investment Advisory Agreement, and any such recoupment would be subject to any applicable expense waiver. Base management fees for any partial month are prorated based on the number of days in the month. The base management fee is payable quarterly in arrears, any base management fees waived are not subject to recoupment by the Adviser.
For the year ended December 31, 2023 and December 31, 2022, base management fees were $21,048 and $11,190. The Investment Adviser irrevocably agreed to waive $— and $5,540, respectively. For the period from March 4, 2021 (inception) to December 31, 2021, no base management fees were accrued to the Investment Adviser because the Company had not yet commenced investment operations. As of December 31, 2023 and December 31, 2022, $6,529 and $3,833 was payable to the Investment Adviser relating to base management fees.

Incentive Fee
The incentive fee consists of two components that are determined independently of each other, with the result that one component may be payable even if the other is not. One component is based on income and the other component is based on capital gains.
i.     Incentive Fee based on Income
Pre-incentive fee net investment income is defined as interest income, dividend income and any other income accrued during the calendar quarter, minus operating expenses for the quarter, including the base management fee, expenses payable under the Administration Agreement (as defined below) and any interest expense and distributions paid on any issued and outstanding preferred units, but excluding the incentive fee and any servicing fees and/or distribution fees paid to broker dealers. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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
For the year ended December 31, 2023 and December 31, 2022, income-based incentive fees were $25,206 and $8,062. The Investment Adviser irrevocably agreed to waive $424 and $6,659, respectively. For the period from March 4, 2021 (inception) to December 31, 2021, no income based incentive fee net of waiver was accrued to the Investment Adviser because the Company had not yet commenced investment operations. Any income-based incentive fees waived are not subject to recoupment by the Adviser.
ii.    Incentive Fee based on Capital Gains
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
For the year ended December 31, 2023, December 31, 2022 and for the period from March 4, 2021 (inception) to December 31, 2021, there were no capital gains incentive fees accrued to the Investment Adviser.
The Investment Advisory Agreement does not include unrealized capital appreciation for purposes of calculating the amount payable to the Investment Adviser. Amounts due related to unrealized capital appreciation, if any, will not be paid to the Investment Adviser until realized under the terms of the Investment Advisory Agreement and determined based on the calculation. Incentive fees on Cumulative Capital Gains crystallize at calendar year-end. As of December 31, 2023 and December 31, 2022, $7,833 and $1,403 was payable to the Investment Adviser relating to income-based incentive fees, respectively.
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
For the year ended December 31, 2023, 2022, and for the period from March 4, 2021 (inception) to December 31, 2021, the Company incurred $126, $84 and $— of expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations. Amounts unpaid and included in the payable to affiliates on the Consolidated Statements of Financial Condition as of December 31, 2023 and December 31, 2022 were $93 and $84 respectively.
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
For the year ended December 31, 2023, December 31, 2022, and for the period from March 4, 2021 (inception) to December 31, 2021, the Company incurred $14,313, $7,614 and $— expenses under the MSDI Agreement, which were recorded in servicing fees on the Consolidated Statements of Operations. Amounts unpaid and included in the accrued expenses and other liabilities on the Consolidated Statements of Financial Condition as of December 31, 2023 and December 31, 2022 were $3,390 and $1,887.
Expense Support and Conditional Reimbursement Agreement
On November 30, 2021, the Company entered into an Expense Support and Conditional Reimbursement Agreement with the Investment Adviser, which was subsequently amended on March 15, 2022 (as amended, the “Expense Support Agreement”). The Investment Adviser may elect to pay the Company’s expenses on its behalf (each, an “Expense Payment”), provided that no portion of the payment will be used to pay any of the Company’s interest expense and/or unitholder servicing fees. The Investment Adviser has agreed to make Expense Payments on the Company’s behalf through December 31, 2023. The Expense Support Agreement may require the Company to repay the Investment Adviser for previously waived reimbursement of expense payments under certain circumstances. The previously waived expenses are potentially subject to repayment by the Company, if at all, within a period not to exceed three years from the date of the relevant waiver.
For the year ended December 31, 2023, December 31, 2022 and for the period from March 4, 2021 (inception) to December 31, 2021, expense Payments were $—, $2,220, and $—, which were recorded in expense support on the Consolidated Statements of Operations.
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
MS Credit Partners Holdings, Inc. Investment
MS Credit Partners Holdings, Inc., or MS Credit Partners Holdings, a wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, has entered into subscription agreements and has made an aggregate capital contribution of $25.0 million, in exchange for 1,256,051 Units. MS Credit Partners Holdings, Inc. has no further capital, liquidity or other financial obligation to the Company beyond this equity investment.
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
(4) INVESTMENTS
The composition of the Company’s investment portfolio was as follows:

	December 31, 2023			December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$3,154,304	$3,127,610	97.9%	$1,994,650	$1,919,673	97.2%
Second Lien Debt	37,685	32,040	1.0	27,015	26,043	1.3
Other Investments	35,460	35,836	1.1	29,520	29,393	1.5
Total	$3,227,449	$3,195,486	100.0%	$2,051,185	$1,975,109	100.0%
The industry composition of investments at fair value was as follows:

	December 31, 2023	December 31, 2022(1)
Aerospace & Defense	0.9%	1.3%
Air Freight & Logistics	2.4	3.9
Automobile Components	1.8	1.5
Automobiles	0.8	0.7
Beverages	0.2	0.2
Biotechnology	0.4	0.4
Broadline Retail	0.2	0.2
Building Products	0.4	0.6
Chemicals	2.3	2.4
Commercial Services & Supplies	6.5	7.8
Construction & Engineering	1.1	0.5
Construction Materials	0.2	0.3
Consumer Finance	0.2	0.2
Consumer Staples Distribution & Retail	0.2	0.4
Containers & Packaging	0.6	1.2
Distributors	4.7	6.2
Diversified Consumer Services	5.4	5.5
Electrical Equipment	0.1	0.1
Electronic Equipment, Instruments & Components	4.0	2.4
Entertainment	—	0.2
Financial Services	3.0	1.4
Ground Transportation	0.2	0.2
Health Care Equipment & Supplies	2.1	0.2
Health Care Providers & Services	9.3	8.2
Health Care Technology	3.7	2.4
Hotels, Restaurants & Leisure	—	0.3
Household Products	0.2	0.2
Industrial Conglomerates	2.6	2.2
Insurance Services	14.0	11.9
Interactive Media & Services	0.2	0.3
IT Services	2.6	4.5
Leisure Products	0.3	0.5
Life Sciences Tools & Services	0.2	0.3

Machinery	1.2	2.2
Media	0.2	0.5
Metals & Mining	0.2	0.2
Multi-Utilities	0.9	—
Oil, Gas & Consumable Fuels	—	0.4
Personal Care Products	0.1	0.2
Pharmaceuticals	1.7	2.5
Professional Services	2.7	2.5
Real Estate Management & Development	3.6	2.4
Software	18.1	20.3
Specialty Retail	0.1	0.1
Wireless Telecommunication Services	0.4	0.1
Total	100.0%	100.0%
(1)    The Company reclassified certain industry groupings of its portfolio companies presented in the consolidated financial statements as of December 31, 2022 to align with the recently updated GICS, where applicable. These reclassifications had no impact on the prior period’s Consolidated Statement of Financial Condition.
The geographic composition of investments at cost and fair value was as follows:

	December 31, 2023			December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Australia	$56,971	$57,389	1.8%	$35,707	$34,850	1.8%
Canada	25,650	25,481	0.8	29,405	29,291	1.5
United Kingdom	44,254	45,077	1.4	44,765	44,187	2.2
United States	3,100,574	3,067,539	96.0	1,941,308	1,866,781	94.5
Total	$3,227,449	$3,195,486	100.0%	$2,051,185	$1,975,109	100.0%
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
The Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.

The following tables present the fair value hierarchy of the investments as of:

	December 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$416,752	$2,710,858	$3,127,610	$—	$460,379	$1,459,294	$1,919,673
Second Lien Debt	—	10,332	21,708	32,040	—	—	26,043	26,043
Other Investments	—	—	35,836	35,836	—	—	29,393	29,393
Total	$—	$427,084	$2,768,402	$3,195,486	$—	$460,379	$1,514,730	$1,975,109
The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the year ended December 31, 2023:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$1,459,294	$26,043	$29,393	$1,514,730
Purchases of investments	1,478,713	8	2,692	1,481,413
Proceeds from principal repayments and sales of investments	(258,886)	—	—	(258,886)
Accretion of discount/amortization of premium	8,442	82	12	8,536
Payment-in-kind	4,750	—	3,236	7,986
Net change in unrealized appreciation (depreciation)	30,915	(4,425)	503	26,993
Net realized gains (losses)	121	—	—	121
Transfers into/out of Level 3 (1)	(12,491)	—	—	(12,491)
Fair value, end of period	$2,710,858	$21,708	$35,836	$2,768,402

Net change in unrealized appreciation (depreciation) from investments still held as of December 31, 2023	$29,682	$(4,425)	$503	$25,760
(1) Transfer of portfolio investments within the three-level hierarchy is recorded during the period of such reclassification occurrence at the fair value as of the beginning of the respective period. Generally, reclassifications are primarily due to increase/decrease of price transparency.
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

	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
				Low	High
Investments in first lien debt	$2,710,858	Yield Analysis	Discount Rate	9.33%	25.09%	10.99%
Investments in second lien debt	21,708	Yield Analysis	Discount Rate	13.35%	31.13%	19.97%
Other investments:
Other debt	2,484	Income Approach	Discount Rate	14.60%	14.60%	14.60%
Preferred equity	29,122	Income Approach	Discount Rate	13.26%	15.68%	15.04%
Common equity	2,604	Market Approach	Revenue Multiple	7.60x	9.80x	8.87x
	1,626	Market Approach	EBITDA Multiple	12.50x	18.70x	14.91x
Total Investments	$2,768,402

	December 31, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
				Low	High
Investments in first lien debt	$1,447,590	Yield Analysis	Discount Rate	9.20%	14.45%	11.09%
	11,704	Transaction Price	Recent Transaction	100.00%	100.00%	100.00%
Investments in second lien debt	26,043	Yield Analysis	Discount Rate	14.38%	15.25%	14.92%
Investments in other securities:
Other debt	2,395	Yield Analysis	Discount Rate	16.60%	16.60%	16.60%
Preferred equity	25,002	Income Approach	Discount Rate	13.76%	15.69%	15.35%
Common equity	1,996	Market Approach	EBITDA Multiple	11.70x	18.70x	12.87x
Total Investments	$1,514,730
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

Financial instruments disclosed but not carried at fair value
The Company’s debt, including its credit facilities, Series A 2026 Notes (as defined below in Note 6. “Debt”), Series A 2028 Notes (as defined below in Note 6. “Debt”), Series B 2026 Notes (as defined below in Note 6. “Debt”), Series B 2028 Notes (as defined below in Note 6. “Debt”), Series C 2027 Notes (as defined below in Note 6. “Debt”) and Series C 2029 Notes (as defined below in Note 6. “Debt”) are presented at carrying value on the Consolidated Statements of Financial Condition. The fair value of the Company’s credit facilities, Series A 2026 Notes, Series A 2028 Notes, Series B 2026 Notes, Series B 2028 Notes, Series C 2027 Notes and Series C 2029 Notes, are estimated in accordance with the Company’s valuation policy. The carrying value and fair value of the Company’s debt were as follows:

	December 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
ING Facility	$6,168	$6,168	$621,496	$621,496
Wells Funding Facility	—	—	105,000	$105,000
CBNA Funding Facility	25,500	25,500	N/A	N/A
Series A 2026 Notes(1)	202,381	204,000	N/A	N/A
Series A 2028 Notes(1)	144,673	146,000	N/A	N/A
Series B 2026 Notes(2)	105,941	107,000	N/A	N/A
Series B 2028 Notes(2)	126,659	128,000	N/A	N/A
Series C 2027 Notes(3)(4)	135,127	138,706	N/A	N/A
Series C 2029 Notes(3)(4)	161,839	167,834	N/A	N/A
Total	$908,288	$923,208	$726,496	$726,496
(1)    The carrying value of the Company’s Series A 2026 Notes and Series A 2028 Notes were presented net of unamortized debt issuance costs of $1,619 and $1,327, respectively.
(2)    The carrying value of the Company’s Series B 2026 Notes and Series B 2028 Notes were presented net of unamortized debt issuance costs of $1,059 and $1,341, respectively.
(3)    The carrying value of the Company’s Series C 2027 Notes and Series C 2029 Notes were presented net of unamortized debt issuance costs of $1,372 and $1,661, respectively.
(4)    Inclusive of change in fair market value of effective hedge.
The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.
(6)DEBT
The Company’s outstanding debt obligations were as follows:

	December 31, 2023			December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
ING Facility(1)	$925,000	$6,168	$918,832	$925,000	$621,496	$303,504
Wells Funding Facility	750,000	—	750,000	500,000	105,000	395,000
CBNA Funding Facility	235,000	25,500	209,500	N/A	N/A	N/A
Series A 2026 Notes(2)	204,000	204,000	—	N/A	N/A	N/A
Series A 2028 Notes(2)	146,000	146,000	—	N/A	N/A	N/A
Series B 2026 Notes(3)	107,000	107,000	—	N/A	N/A	N/A
Series B 2028 Notes(3)	128,000	128,000	—	N/A	N/A	N/A
Series C 2027 Notes(4)	136,500	136,500	—	N/A	N/A	N/A
Series C 2029 Notes(4)	163,500	163,500	—	N/A	N/A	N/A
Total	$2,795,000	$916,668	$1,878,332	$1,425,000	$726,496	$698,504
(1)    Under the ING Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of December 31, 2023, the Company had borrowings denominated in Euros (EUR) of 5,618. As of December 31, 2022, the Company had borrowings denominated in Euros (EUR) of $5,618.
(2)    The carrying value of the Company’s Series A 2026 Notes and Series A 2028 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $1,619 and $1,327, respectively.
(3)    The carrying value of the Company’s Series B 2026 Notes and Series B 2028 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $1,059 and $1,341, respectively.

(4)    The carrying value of the Company’s Series C 2027 Notes and Series C 2029 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $1,372 and $1,661, respectively.
The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the year ended December 31, 2023 and December 31, 2022 was 7.72% and 4.80%, respectively. The combined weighted average debt of the aggregate borrowings outstanding for the year ended December 31, 2023 and December 31, 2022 was $844,373 and $338,532, respectively.
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
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Borrowings under the ING Facility bear interest at a per annum rate equal to, (x) for loans for which the Company elects the base rate option, the “alternate base rate” (which is the highest of (a) the prime rate as publicly announced by The Wall Street Journal, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions, as published by the Federal Reserve Bank of New York plus (ii) 0.5%, and (c) one month SOFR plus 1% per annum) plus (A) 0.75% or (B) 0.875%, based on certain borrowing base conditions, and (y) for loans for which the Company elects the SOFR option, the applicable SOFR rate for the related interest period for such borrowing plus (A) 1.75% per annum or (B) 1.875% per annum, depending on certain borrowing base conditions. The Company pays an unused fee of 0.375% per annum on the daily unused amount of the revolver commitments. As of December 31, 2023, the Company was in compliance with all covenants and other requirements of the ING Facility.
The summary information of the ING Facility is as follows:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the period from March 4, 2021 (inception) to December 31, 2021
Borrowing interest expense	$10,612	$14,609	N/A
Facility unused commitment fees	2,901	1,634	N/A
Amortization of deferred financing costs	1,208	1,067	N/A
Total	$14,721	$17,310	N/A
Weighted average interest rate	6.46%	4.76%	N/A
Weighted average outstanding balance(1)	$162,063	$330,694	N/A
(1)    For the year ended December 31, 2022, calculated for the period from February 1, 2022 (ING Facility closing date) through December 31, 2022.
Wells Funding Facility
On June 29, 2022, the Company initially entered into (i) a contribution agreement (the “Wells Contribution Agreement”) with Financing SPV, pursuant to which the Company contributed to Financing SPV certain loans it has originated or acquired, or will originate or acquire (the “Loans”) from time to time, (ii) a loan and servicing agreement (as amended, restated, supplemented or otherwise modified from time to time, the “Loan and Servicing Agreement” and, together with the Wells Contribution Agreement, the “Wells Agreements”) with Financing SPV, as the borrower, Wells Fargo Bank, National Association (“Wells”), as the administrative agent and lender, the Company, as the equityholder and as the servicer, and State Street Bank and Trust Company, as collateral agent and as collateral custodian, pursuant to which Wells has agreed to extend credit to Financing SPV in an aggregate principal amount up to $750,000 at any one time outstanding (the “Wells Funding Facility”) and (iii) various supporting documentation, including an account control agreement.
The obligations of Financing SPV under the Wells Funding Facility are secured by all of the assets held by Financing SPV, including the Loans contributed or transferred by the Company to Financing SPV. The Wells Funding Facility is a revolving funding facility with a reinvestment period ending June 29, 2025 and a final maturity date of June 29, 2027. Subject to certain conditions, the reinvestment period and final maturity are both subject to a one-year extension. Advances under the Wells Funding Facility are available in US dollars, pound sterling, Euros or Canadian dollars, and subject to certain exceptions, the interest charged on the Wells

Funding Facility is based on Daily Simple SOFR (Dollar), SONIA (GBP), EURIBOR (Euros) or CDOR (Canadian dollars), as applicable (or, if any such reference rate is not available, a benchmark replacement or a “base rate” (which is the greater of a prime rate and the federal funds rate plus 1.50%), as applicable), plus a margin equal to 2.75%. SONIA, EURIBOR and CDOR are subject to a floor of zero. Under the Wells Agreements, the Company and Financing SPV, as applicable, have made representations and warranties regarding the Loans, as well as their businesses, and are required to comply with various covenants, servicing procedures, limitations on disposition of Loans, reporting requirements and other customary requirements for similar revolving funding facilities. The Loan and Servicing Agreement includes usual and customary events of default for revolving funding facilities of this nature, including allowing Wells, upon a default, to accelerate and foreclose on the Loans and to pursue the rights under the Loans directly with the obligors thereof. As of December 31, 2023, the Company was in compliance with all covenants and other requirements of the Wells Funding Facility.
The summary information of the Wells Funding Facility is as follows:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the period from March 4, 2021 (inception) to December 31, 2021
Borrowing interest expense	$21,912	$471	N/A
Facility unused commitment fees	3,035	1,255	N/A
Amortization of deferred financing costs	1,346	480	N/A
Total	$26,293	$2,206	N/A
Weighted average interest rate	7.68%	6.47%	N/A
Weighted average outstanding balance(1)	$281,406	$14,075	N/A
(1)    For the year ended December 31, 2022, calculated for the period from June 29, 2022 (Wells Funding Facility closing date) through December 31, 2022.
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
The obligations of Financing II SPV under the CBNA Funding Facility are secured by all of the assets held by Financing II SPV, including the Loans contributed or transferred by the Company to Financing II SPV. The CBNA Funding Facility is a revolving funding facility with a reinvestment period ending September 12, 2026 and a final maturity date of September 12, 2028. Advances under the CBNA Funding Facility are available in US dollars, and subject to certain exceptions, the interest charged on the CBNA Funding Facility is based on Term SOFR (or, if such reference rate is not available, a benchmark replacement or a “base rate” (which is the greatest of the Daily SOFR Rate, a prime rate, and the federal funds rate plus 0.50%), as applicable), plus a margin equal to (i) 2.75% during the reinvestment period or (ii) 2.90% after the reinvestment period. Term SOFR is subject to a floor of zero. Under the CBNA Agreements, the Company and Financing II SPV, as applicable, have made representations and warranties regarding the Loans, as well as their businesses, and are required to comply with various covenants, servicing procedures, limitations on disposition of Loans, reporting requirements and other customary requirements for similar revolving funding facilities. The Loan and Security Agreement includes usual and customary events of default for revolving funding facilities of this nature, including allowing CBNA, upon a default, to accelerate and foreclose on the Loans and to pursue the rights under the Loans directly with the obligors thereof. As of December 31, 2023, the Company was in compliance with all covenants and other requirements of the CBNA Funding Facility.

The summary information of the CBNA Funding Facility is as follows:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the period from March 4, 2021 (inception) to December 31, 2021
Borrowing interest expense	$304	N/A	N/A
Facility unused commitment fees	668	N/A	N/A
Amortization of deferred financing costs	214	N/A	N/A
Total	$1,186	N/A	N/A
Weighted average interest rate	8.18%	N/A	N/A
Weighted average outstanding balance(1)	$12,070	N/A	N/A
(1)    For the year ended December 31, 2023, calculated for the period from September 12, 2023 (CBNA Funding Facility closing date) through December 31, 2023.
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
The Series A Notes were delivered and paid for on March 16, 2023, subject to certain customary closing conditions. The Series A 2026 Notes have a fixed interest rate of 8.10% per year and will mature on March 16, 2026 unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the March 2023 NPA. The Series A 2028 Notes have a fixed interest rate of 8.13% per year and will mature on March 16, 2028 unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the March 2023 NPA. Interest on the Series A Notes is due semiannually in March and September of each year. Subject to the terms of the March 2023 NPA, the Company may redeem the Series A 2026 Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if redeemed on or before December 16, 2025, a make-whole premium, and the Company may redeem the Series A 2028 Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if redeemed on or before December 16, 2027, a make-whole premium. The Company’s obligations under the March 2023 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. As of December 31, 2023, the Company was in compliance with all covenants and other requirements of the Series A Notes.
The summary information of the Series A 2026 Notes was as follows:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the period from March 4, 2021 (inception) to December 31, 2021
Borrowing interest expense	$13,082	N/A	N/A
Amortization of debt issuance costs	593	N/A	N/A
Total	$13,675	N/A	N/A
Stated interest rate	8.10%	N/A	N/A
The summary information of the Series A 2028 Notes was as follows:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the period from March 4, 2021 (inception) to December 31, 2021
Borrowing interest expense	$9,397	N/A	N/A
Amortization of debt issuance costs	260	N/A	N/A
Total	$9,657	N/A	N/A
Stated interest rate	8.13%	N/A	N/A
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
The Series B 2026 Notes have a fixed interest rate of 8.84% per year and the Series B 2028 Notes have a fixed interest rate of 8.88% per year, subject to a step up to the extent a Below Investment Grade Event (as defined in the August 2023 NPA) or a Secured Debt Ratio Event (as defined in the August 2023 NPA) occurs. The Series B 2026 Notes will mature on August 10, 2026 and the Series B 2028 Notes will mature on August 10, 2028, unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the August 2023 NPA. Interest on the Series B Notes will be due semiannually in March and September of each year, beginning in March 2024. In addition, the Company is obligated to offer to repay the Series B Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the August 2023 NPA, the Company may redeem the Series B Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if the Series B 2026 Notes are redeemed on or before May 10, 2026 or the Series B 2028 Notes are redeemed on or before May 10, 2028, a make-whole premium. As of December 31, 2023, the Company was in compliance with all covenants and other requirements of the Series B Notes.
The summary information of the Series B 2026 Notes was as follows:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the period from March 4, 2021 (inception) to December 31, 2021
Borrowing interest expense	$3,705	N/A	N/A
Amortization of debt issuance costs	155	N/A	N/A
Total	$3,860	N/A	N/A
Stated interest rate	8.84%	N/A	N/A
The summary information of the Series B 2028 Notes was as follows:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the period from March 4, 2021 (inception) to December 31, 2021
Borrowing interest expense	$4,452	N/A	N/A
Amortization of debt issuance costs	111	N/A	N/A
Total	$4,563	N/A	N/A
Stated interest rate	8.88%	N/A	N/A
The Series C 2027 Notes and the Series C 2029 Notes
On December 1, 2023, the Company entered into the First Supplement, dated as of December 1, 2023 (the “First Supplement”), to the August 2023 NPA (as supplemented by the First Supplement, the “December 2023 NPA”) governing the issuance of $136,500 in aggregate principal amount of Series C Senior Notes, Tranche A, due March 1, 2027 (the “Series C 2027 Notes”) and the issuance of $163,500 in aggregate principal amount of Series C Senior Notes, Tranche B, due March 1, 2029 (the “Series C 2029 Notes” and, together with the Series C 2027 Notes, collectively, the “Series C Notes”) to certain qualified institutional investors in a private placement. The Series C Notes were delivered and paid for on December 1, 2023, subject to certain customary closing conditions.
The Series C 2027 Notes have a fixed interest rate of 8.92% per year and the Series C 2029 Notes have a fixed interest rate of 9.07% per year, subject to a step up to the extent a Below Investment Grade Event (as defined in the December 2023 NPA) or a Secured Debt Ratio Event (as defined in the December 2023 NPA) occurs. The Series C 2027 Notes will mature on March 1, 2027 and the Series C 2029 Notes will mature on March 1, 2029, unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the December 2023 NPA. Interest on the Series C Notes will be due semiannually in March and September of each year, beginning in March 2024. In addition, the Company is obligated to offer to repay the Series C Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the December 2023 NPA, the Company may redeem the Series C Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if the Series C 2027 Notes are redeemed on or before December 1, 2026 or the Series C 2029 Notes are redeemed on or before December 1, 2028, a make-whole premium.
In connection with the Series C Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the Series C 2027 Notes, the Company receives a fixed interest rate of 8.92% per annum and pays a floating interest rate of SOFR + 4.49% per annum on $136,500 notional amount of the Series C 2027 Notes. Under the interest rate swap agreement related to the Series C 2029 Notes, the Company receives a fixed interest rate of 9.07% per annum and pays a floating interest rate of SOFR + 4.77% per annum on $163,500 notional amount of the Series C 2029 Notes. The interest rate swaps related to the Series C 2027 Notes and Series C 2029 Notes mature on March 1, 2027 and March 1, 2029, respectively. For the year ended December 31, 2023, the Company did not make any periodic payments. The interest expense related to the Series C Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company's Consolidated Statements of Operations. As of December 31, 2023, the interest rate swaps had a fair value of $7,549. Based on the fair value measurement hierarchy, the swap is classified as a level 2 investment. This amount related to the interest rate swaps Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company's Consolidated Statements of Financial Condition. The change in fair value of the interest rate swap is offset by the change in fair value of the Series C Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.
The summary information of the Series C 2027 Notes was as follows:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the period from March 4, 2021 (inception) to December 31, 2021
Borrowing interest expense	$1,193	N/A	N/A
Amortization of debt issuance costs	37	N/A	N/A
Net change in unrealized appreciation (depreciation) on effective interest rate swaps and hedged items	(260)	N/A	N/A
Total	$970	N/A	N/A
Stated interest rate	8.92%	N/A	N/A
The summary information of the Series C 2029 Notes was as follows:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the period from March 4, 2021 (inception) to December 31, 2021
Borrowing interest expense	$1,470	N/A	N/A
Amortization of debt issuance costs	27	N/A	N/A
Net change in unrealized appreciation (depreciation) on effective interest rate swaps and hedged items	(749)	N/A	N/A
Total	$748	N/A	N/A
Stated interest rate	9.07%	N/A	N/A
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
The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2023 and December 31, 2022, the Company had $546,392 and $398,423 of unfunded commitments to fund delayed draw and revolving senior secured loans, respectively.
Warehouse Transaction
On October 12, 2021, the Company entered into a facility agreement (as amended and restated on December 29, 2021) with an unaffiliated third party to acquire its initial portfolio investments by purchasing certain investments owned and held by such third party concurrently with the initial closing of its private offering. On February 1, 2022, the Company satisfied the conditions set forth in the facility agreement and purchased an initial portfolio of $270,297 of gross commitments that consisted primarily of directly originated senior secured term loans issued by U.S. middle-market companies in which private equity sponsors have a controlling equity stake in the portfolio company.

(8)MEMBERS’ CAPITAL
The following table shows the components of distributable earnings as shown on the Consolidated Statements of Financial Condition:

	December 31, 2023	December 31, 2022	December 31, 2021
Total distributable earnings (loss), beginning of period	$(71,561)	$(491)	$—
Net investment income (loss)	161,864	67,006	(491)
Net realized gain (loss)	106	(448)	—
Net unrealized appreciation (depreciation)	43,948	(76,254)	—
Distributions declared	(161,416)	(62,264)	—
Tax reclassification of unitholders' equity (Note 10)	71	890	—
Total distributable earnings (loss), end of period	$(26,988)	$(71,561)	$(491)
The following table summarizes the total Units issued and proceeds received from the closings of the Company’s continuous private offering that occurred for the year ended December 31, 2023:

Unit Issuance Date	Units Issued	Proceeds Received
January 01, 2023	1,953,945	$36,304
February 01, 2023	1,882,119	35,478
March 01, 2023	3,239,025	61,347
April 01, 2023	2,999,635	56,123
May 01, 2023	4,318,642	81,277
June 01, 2023	5,260,930	98,327
July 01, 2023	4,570,513	86,154
August 01, 2023	3,071,882	58,274
September 01, 2023	5,481,417	104,366
October 01, 2023	5,422,414	103,460
November 01, 2023	6,390,635	121,230
December 01, 2023	9,400,753	179,555
Total	53,991,910	$1,021,895
The following table summarizes the total Units issued and proceeds received from the closings of the Company’s continuous private offering that occurred for the year ended December 31, 2022:

Unit Issuance Date	Units Issued	Proceeds Received
February 01, 2022	24,186,111	$483,722
March 01, 2022	10,264,044	203,434
April 01, 2022	7,621,662	150,528
May 01, 2022	6,328,434	124,860
June 01, 2022	5,045,031	97,621
July 01, 2022	4,606,552	87,478
August 01, 2022	1,891,156	36,235
September 01, 2022	2,781,091	53,758
October 01, 2022	2,679,651	50,217
November 01, 2022	2,068,611	38,538
December 01, 2022	2,297,154	42,934
Total	69,769,497	$1,369,325

The following table summarizes the Company’s distributions declared and payable for the year ended December 31, 2023 :

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
January 30, 2023	January 31, 2023	February 03, 2023	$0.1432	$10,073
February 28, 2023	February 28, 2023	March 03, 2023	0.1454	10,544
March 28, 2023	March 31, 2023	April 05, 2023	0.1460	11,104
April 26, 2023	April 30, 2023	May 03, 2023	0.1443	11,110
May 30, 2023	May 31, 2023	June 05, 2023	0.1450	11,970
June 27, 2023	June 30, 2023	July 06, 2023	0.1441	12,703
July 26, 2023	July 31, 2023	August 03, 2023	0.1453	13,279
August 28, 2023	August 31, 2023	September 06, 2023	0.1502	14,246
September 26, 2023	September 30, 2023	October 04, 2023	0.1507	15,181
October 27, 2023	October 31, 2023	November 03, 2023	0.1510	15,903
November 28, 2023	November 30, 2023	December 05, 2023	0.1502	16,848
December 27, 2023	December 31, 2023	January 4, 2024	0.1512	18,455
Total Distributions			$1.7666	$161,416
The following table summarizes the Company’s distributions declared and payable for the year ended December 31, 2022 :

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
February 24, 2022	February 28, 2022	March 03, 2022	$0.0469	$1,134
March 25, 2022	March 31, 2022	April 05, 2022	0.0810	2,793
April 26, 2022	April 30, 2022	May 04, 2022	0.0865	3,644
May 25, 2022	May 31, 2022	June 03, 2022	0.0812	3,947
June 24, 2022	June 30, 2022	July 06, 2022	0.0900	4,838
July 28, 2022	July 31, 2022	August 03, 2022	0.0950	5,528
August 29, 2022	August 31, 2022	September 06, 2022	0.1044	6,289
September 26, 2022	September 30, 2022	October 06, 2022	0.1200	7,373
October 27, 2022	October 31, 2022	November 03, 2022	0.1255	8,074
November 28, 2022	November 30, 2022	December 05, 2022	0.1325	8,830
December 20, 2022	December 31, 2022	January 04, 2023	0.1441	9,814
Total Distributions			$1.1071	$62,264
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

The following table summarizes the amounts received and units issued to unitholders who have participated in the DRIP during for the year ended December 31, 2023:

Payment Date	DRIP Units Issued	DRIP Units Value
January 04, 2023	286,606	$5,325
February 03, 2023	288,686	5,442
March 03, 2023	298,750	5,658
April 05, 2023	310,339	5,807
May 03, 2023	320,084	6,024
June 05, 2023	343,881	6,427
July 06, 2023	355,702	6,705
August 03, 2023	379,668	7,202
September 06, 2023	406,420	7,738
October 04, 2023	429,249	8,190
November 03, 2023	461,074	8,747
December 05, 2023	488,426	9,329
Total	4,368,885	$82,594
The following table summarizes the amounts received and units issued to unitholders who have participated in the DRIP during for the year ended December 31, 2022 :

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

The following table further summarizes the unit repurchases completed for the year ended December 31, 2023:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
March 14, 2023	5.00%	$18.71	March 31, 2023	$27,162	1,451,713	2.13%	—
June 02, 2023	5.00%	$18.85	June 30, 2023	31,798	1,686,901	2.26%	—
September 01, 2023	5.00%	$19.08	September 30, 2023	24,218	1,269,300	1.47%	—
December 05, 2023	5.00%	$19.11	December 31, 2023	27,596	1,444,053	1.45%	—
Total				$110,774	5,851,967
(1)    Percentage is based on total units as of the close of the previous calendar quarter.
(2)    All repurchase requests were satisfied in full.
The following table further summarizes the unit repurchases completed for the year ended December 31, 2022:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
June 09, 2022	5.00%	$18.99	June 30, 2022	$5,821	306,543	0.57%	—
September 10, 2022	5.00%	$18.74	September 30, 2022	33,167	1,769,853	3.31%	—
December 14, 2022	5.00%	$18.58	December 31, 2022	20,228	1,088,688	1.77%	—
Total				$59,216	3,165,084
(1)    Percentage is based on total units as of the close of the previous calendar quarter.
(2)    All repurchase requests were satisfied in full.
(9)EARNINGS (LOSS) PER UNIT
The following table sets forth the computation of basic and diluted earnings (loss) per Unit:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the period from March 4, 2021 (inception) to December 31, 2021
Net increase (decrease) in Members' Capital from operations	$205,918	$(9,696)	$(491)
Weighted average Units outstanding	91,230,657	53,379,085	—
Basic and diluted earnings (loss) per Unit	$2.26	$(0.18)	$—

(10)INCOME TAXES
For income tax purposes, distributions made to holders of the Company’s unitholders are reported as ordinary income, capital gains, or a combination thereof. The tax character of distributions made for the year ended December 31, 2023, December 31, 2022 and for the period from March 4, 2021 (inception) to December 31, 2021, were as follows:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the period from March 4, 2021 (inception) to December 31, 2021
Distributions paid from:
Ordinary income (including net short-term capital gains)	$161,416	$62,264	$—
Net long-term capital gains	—	—	—
Total taxable distributions	$161,416	$62,264	$—
Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.
For the year ended December 31, 2023, the Company estimated U.S. federal taxable income exceeded its distributions made from such taxable income during the year; consequently, the Company has elected to carry forward the excess for distribution to holders of the Company’s Units in 2023. The amount carried forward to 2024 is estimated to be approximately $6,104, of which $6,104 is expected to be ordinary income and $— is expected to be capital gains, although these amounts will not be finalized until the 2023 tax returns are filed in 2024.
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
The book-to-tax differences relating to distributions made to the Company’s holders of Units resulted in reclassifications among certain capital accounts as follows:

	As of
	December 31, 2023	December 31, 2022	December 31, 2021
Paid-in capital in excess of par value	$(71)	$(890)	$—
Total distributable earnings (loss)	71	890	—
The cost and unrealized gain (loss) on the Company’s consolidated financial instruments, as calculated on a tax basis, at December 31, 2023, December 31, 2022 and December 31, 2021, were as follows:

	As of
	December 31, 2023	December 31, 2022	December 31, 2021
Gross unrealized appreciation	$20,911	$607	$—
Gross unrealized depreciation	(53,216)	(76,861)	—
Net unrealized appreciation (depreciation)	(32,305)	(76,254)	—
Tax cost of investments at year end	$3,227,449	$2,051,185	$—
At December 31, 2023, the Company had available for federal income tax purposes unused short-term capital losses of approximately $339, that do not have an expiration date.
To the extent that capital loss carryforwards are used to offset any future capital gains realized, no capital gains tax liability will be incurred by the Company for gains realized and not distributed. To the extent that capital gains are offset, such gains will not be distributed to the shareholders.

(11)CONSOLIDATED FINANCIAL HIGHLIGHTS
The following are the financial highlights:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the period from March 4, 2021 (inception) to December 31, 2021 (5)
Per Unit Data:(1)
Net asset value, beginning of period	$18.59	$20.00	$—
Net investment income (loss)	1.77	1.26	—
Net unrealized and realized gain (loss)(2)	0.52	(1.56)	—
Net increase (decrease) in net assets resulting from operations	2.29	(0.30)	—
Distributions declared	(1.77)	(1.11)	—
Total increase (decrease) in net assets	0.52	(1.41)	—
Net asset value, end of period	$19.11	$18.59	$—
Units outstanding, end of period	120,613,447	68,104,617	—
Weighted average units outstanding(3)	91,230,657	53,379,085	—
Total return based on net asset value(4)	12.81%	(1.50)%	—%
Ratio/Supplemental Data:
Members' Capital, end of period	$2,304,430	$1,266,213	$(456)
Ratio of expenses before waivers to average Members' Capital	8.16%	5.41%	—%
Ratio of net expenses to average Members’ Capital	8.13%	3.91%	—%
Ratio of net investment income to average Members’ Capital	9.34%	7.25%	—%
Asset coverage ratio	351.39%	274.29%	—%
Portfolio turnover rate	13.96%	4.56%	—%
(1)    The per unit data was derived by using the weighted average units outstanding during the period, except otherwise noted.
(2)    The amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)    Weighted average units outstanding was calculated for the period from February 1, 2022, the date of first external issuance of units through December 31, 2022.
(4)    Total return (not annualized) is calculated assuming a purchase of units at the opening of the first day of the period and a sale on the closing of the last business day of the period. Distributions, if any, are assumed for purposes of this calculation, to be reinvested at prices obtained under the Company’s DRIP.
(5)    Amounts are annualized except for incentive fees, organization and offering costs, and expense support relating to organization and offerings costs.
(12)SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.
Interest Rate Swaps
On January 8, 2024, the Company entered into interest rate swaps in connection with the Series A and Series B Notes to more closely align the interest rates of the Company’s liabilities with it’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the Series A 2026 Notes, the Company receives a fixed interest rate of 8.10% per annum and pays a floating interest rate of SOFR + 4.34% per annum on $204.0 million of the Series A 2026 Notes. Under the interest rate swap agreement related to the Series A 2028 Notes, the Company receives a fixed interest rate of 8.13% per annum and pays a floating interest rate of SOFR + 4.56% per annum on $146.0 million of the Series A 2028 Notes. Under the interest rate swap agreement related to the Series B 2026 Notes, the Company receives a fixed interest rate of 8.84% per annum and pays a floating interest rate of SOFR + 5.13% per annum on $107.0 million of the Series B 2026 Notes. Under the interest rate swap agreement related to the Series B 2028 Notes, the Company receives a fixed interest rate of 8.88% per annum and pays a floating interest rate of SOFR + 5.30% per annum on $128.0 million of the Series B 2028 Notes.
January Issuances and Distribution Declarations
Pursuant to the Company’s continuous private offering, the Company issued approximately 7,646,273 Units for an aggregate offering price of $146,120 effective January 1, 2024.
On January 29, 2024, the Company’s Board of Directors declared a distribution to unitholders of record in the amount of $0.1513 per unit and payable on February 5, 2024 as of January 31, 2024.

February Issuances and Distribution Declarations
Pursuant to the Company’s continuous private offering, the Company held a close relating to the sale of the our Units for an aggregate offering price of $119,088 effective February 1, 2024.
On February 27, 2024, the Company’s Board of Directors declared a distribution to unitholders of record in the amount of 0.1512 per unit and payable on March 5, 2024 as of February 29, 2024.
March Issuances
Pursuant to the Company’s continuous private offering, the Company held a close relating to the sale of our Units for an aggregate offering price of $127,483 effective March 1, 2024.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of December 31, 2023 (the end of the period covered by this report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.
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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2023 was effective.
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
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred for the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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

Name	Age	Position(s) held with the Company and Term of Office
Interested Directors
David N. Miller	47	Chair of the Board of Directors since 2021
Jeffrey S. Levin	43	Chief Executive Officer, President and Director since 2021
Independent Directors
Joan Binstock	70	Director since 2021
Bruce Frank	69	Director since 2021
Adam Metz	62	Director since 2021
Kevin Shannon	68	Director since 2021
The address for each of our directors is c/o North Haven Private Income Fund LLC, 1585 Broadway, New York, NY 10036.
Executive Officers Who Are Not Directors

Name	Age	Position(s) held with the Company and Term of Office
Orit Mizrachi	51	Chief Operating Officer
Michael Occi	40	Chief Administrative Officer
David Pessah	38	Chief Financial Officer
Gauranga Pal	46	Chief Compliance Officer
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
Interested Directors
David N. Miller has served as the Chair of our Board of Directors since October 2021. Mr. Miller is the Head of Global Private Credit & Equity at Morgan Stanley and a member of the IM operating committee. He also serves as the chair of the board of directors of each of the other MS BDCs. Mr. Miller joined Morgan Stanley in August 2016 and has over 24 years of investing experience. Prior to joining Morgan Stanley, from 2012 to January 2016, Mr. Miller was the President and Chief Executive Officer of Silver Bay Realty

Trust Corp., or Silver Bay, a publicly traded real estate investment trust he co-founded in 2011 to capitalize on the significant dislocation in the residential housing market. Prior to Silver Bay, Mr. Miller was a Managing Director at Pine River Capital Management and Two Harbors Investment Corp. where he focused on investment strategy and new business development. During the global financial crisis (2008 – 2011), Mr. Miller served in various roles at the U.S. Department of Treasury, or the Treasury, including as the Chief Investment Officer of the Troubled Asset Relief Program where he created complex crisis response investment programs and managed its $700 billion portfolio. Prior to Treasury, Mr. Miller held various investment roles, including as a portfolio manager at HBK Investments and in the Special Situations Group at Goldman Sachs & Co., where he focused on opportunistic investments in public and private debt and equity. Mr. Miller received an M.B.A. from Harvard Business School and a B.A. magna cum laude in Economics from Dartmouth College where he was elected to Phi Beta Kappa. Mr. Miller’s investing experience and experience as a senior officer of several finance companies led our Nominating and Corporate Governance Committee to conclude that Mr. Miller is qualified to serve as a Director.
Jeffrey S. Levin has served as our Chief Executive Officer, President and a member of our Board of Directors since October 2021. Mr. Levin is Co-Head of Morgan Stanley’s North America Private Credit team, where he serves on the Investment Committee and is the Portfolio Manager and the Head of Direct Lending. Mr. Levin serves as Chief Executive Officer, President and a member of the board of directors of each of the other MS BDCs. Mr. Levin also serves as Co-Portfolio Manager of the Senior Loan Fund investment strategy. Prior to rejoining IM in February 2019, Mr. Levin was a Partner and Managing Director at The Carlyle Group and a part of the management team for The Carlyle Group’s Direct Lending Platform. In addition, Mr. Levin served as President of The Carlyle Group’s BDCs from May 2016 to February 2019. From 2012 to May 2016, Mr. Levin served as the Head of Origination for The Carlyle Group’s Direct Lending platform. Prior to joining The Carlyle Group in 2012, Mr. Levin was a founding member of the MS Private Credit platform, where he was responsible for originating, structuring and executing credit and private equity investments across various industries. Prior to that role, Mr. Levin was a member of the Leveraged & Acquisition Finance Group at Morgan Stanley, where he was responsible for originating and executing high yield bond and leveraged loan transactions. Mr. Levin received a B.B.A. from Emory University. Mr. Levin’s investing experience and experience as a senior officer of other BDCs led our Nominating and Corporate Governance Committee to conclude that Mr. Levin is qualified to serve as a Director.
Independent Directors
Joan Binstock has served as a member of our Board of Directors and Chair of our Nominating and Corporate Governance Committee since October 2021. Ms. Binstock also serves as a member of the board of directors and the Chair of the Nominating and Corporate Governance Committee of each of the other MS BDCs. Ms. Binstock serves as an Advisor at Lovell Minnick Partners, LLC since July 2018, where she is responsible for assisting the firm on deal and operational due diligence activities across all portfolio companies. In addition, she has been a director of the Brown Brothers Harriman US Mutual Funds since September 2019, a member of the board of directors and the Audit Chair of KKR Real Estate Select Trust, Inc., a closed-end management investment company, since August 2020, a member of the board of directors of Confluence Technologies, Inc. since April 2023 and a member of the board of directors and Audit Chair of The 2023 ETF Series Trusts since 2023. Ms. Binstock served as a Director of SimCorp A/S from April 2018 to March 2023. Ms. Binstock was a Partner at Lord, Abbett & Co. LLC from 2000 to March 2018, where she served as the Chief Operating and Financial Officer. Previously, Ms. Binstock was the Chief Operating Officer at Morgan Grenfell Asset Management. Prior to that, she was a Principal and National Director of the Regulatory and Risk Management Practice at Ernst & Young LLP, the Chief Administrative Officer at BEA/Credit Suisse, and the Chief Administrative Officer of the Capital Markets Group at Goldman Sachs. She served as a Member of the Association of Institutional Investors Board of Directors, was a Director of the Securities Industry and Financial Markets Association, and was a Member of the Global Board of Managers of Omgeo LLC until January 2018. Ms. Binstock is on the board of the Duke School of Medicine Board of Visitors and on the Advisory Council of NY/NJ Year Up and previously served on the board of the Greystone Foundation, each of which is a nonprofit organization. Ms. Binstock is a licensed Certified Public Accountant. She holds a M.B.A. from New York University and a B.A. from the University of Binghamton. Ms. Binstock’s investing experience and experience as a senior executive officer in several finance companies led our Nominating and Corporate Governance Committee to conclude that Ms. Binstock is qualified to serve as a Director.
Bruce D. Frank has served as a member of our Board of Directors and Chair of the Audit Committee since October 2021. Mr. Frank also serves as a member of the board of directors and Chair of the Audit Committee of each of the other MS BDCs and as a member of the board of directors of Landsea Homes Corporation (f/k/a Landsea Holdings Corporation), where he has served on the board of directors since January 2015 and is currently serving as the Lead Independent Director, chair of the Audit Committee and a member of the Nominating and Governance and Compensation Committees. Mr. Frank previously served on the board of directors of VEREIT, Inc., a real estate operating company, from July 2014 to March 2017 and the board of directors of ACRE Realty Investors Inc., a real estate investment and operating company, from November 2014 to December 2018. Mr. Frank was a Senior Partner at Ernst & Young LLP’s real estate practice within the assurance service line from April 1997 through June 2014. Prior to joining Ernst & Young LLP, Mr. Frank worked at KPMG LLP, a public accounting firm, for 17 years. He has over 35 years of experience providing assurance services to prominent public and private owners, investors and developers, both domestically and globally. His extensive experience has included working on initial public offerings and assisting acquirers in consummating acquisition transactions. Mr. Frank received a Bachelor of Science degree in Accounting from Bentley College, is a member of the American Institute of Certified Public Accountants and is a Certified Public Accountant in the State of New York. Mr. Frank’s past experience as an accountant led our Nominating and Corporate Governance Committee to conclude that Mr. Frank is qualified to serve as a Director.

Adam Metz has served as a member of our Board of Directors since October 2021. Mr. Metz also serves as a member of the board of directors of each of the other MS BDCs. Mr. Metz has spent over 40 years in the real estate industry. Mr. Metz has served as a director of Hammerson PLC, a British property company, since July 2019. He also serves as chairman of the board of Seritage Growth Properties (NYSE: SRG), a national owner and developer of retail, residential and mixed use properties. Mr. Metz joined The Carlyle Group in October 2013 where he served as Head of International Real Estate and a member of the Management Committee until April 2018. Prior to his tenure at Carlyle, he was a Senior Advisor to Texas Pacific Group Capital’s, or TPG, Real Estate Group. Prior to his role at TPG, Mr. Metz was the Chief Executive Officer of General Growth Properties and led the company through one of the largest and most successful bankruptcy and restructurings in real estate investment trust, or REIT, history. Previously, Mr. Metz co-founded Polaris Capital, LLC, a real estate investment firm. Mr. Metz also served as Executive Vice President and Chief Investment Officer of Rodamco, North America, and President and Chief Financial Officer of Urban Shopping Centers. Prior to these roles, Mr. Metz was a Vice President in the Capital Markets group of JMB Realty, and in the Commercial Real Estate Lending Group at The First National Bank of Chicago as a Corporate Lending Officer. Mr. Metz has served on the advisory boards of the real estate programs at both Cornell University and Northwestern University and on the Smithsonian’s Hirshhorn Museum and Sculpture Garden Board of Trustees in Washington, DC, where he serves as Vice Chair. Previously, Mr. Metz served as an independent director on numerous boards including Galata Acquisition Corp., from June 2021 to July 2023, Forest City Enterprises from April 2018 to December 2018, Parkway Properties, Aliansce Shopping Centers S.A., AMLI Residential Properties Trust, Bally Total Fitness Holding Corp., and Chia’sso Acquisition LLC. Mr. Metz received his Bachelor’s degree from Cornell University, and a Masters of Management degree from Northwestern University. Mr. Metz’s investing experience and experience as a senior executive officer in several real estate companies led our Nominating and Corporate Governance Committee to conclude that Mr. Metz is qualified to serve as a Director.
Kevin Shannon has served as a member of our Board of Directors since October 2021 and Chair of the Compensation Committee since September 2023. Mr. Shannon also serves as a member of the board of directors of each of the other MS BDCs. Mr. Shannon also serves on the Advisory Committee of Efferent Health, LLC., a private healthcare startup venture in the medical imaging and data base management field. Mr. Shannon previously served as the Chief Financial Officer of the Harvard Management Company, Inc., the investment advisor for Harvard University’s general investment account, from September 2009 to April 2020. Mr. Shannon served on the Operating Committee from September 2009 to December 2018 and chaired the Valuation Committee from June 2015 to December 2017. In addition, since December 2016, he has overseen both investment and operations of Harvard University’s Trust & Gifts Group. Prior to joining Harvard Management Company, Inc., Mr. Shannon was the Chief Financial Officer and an Executive Vice President at Moore Capital Management, LLC, a large multi-strategy private investment company, where he worked for 15 years. During his tenure he was responsible for all treasury functions and served as a member of the board of directors, Risk Committee, and Valuation Committee. Mr. Shannon served two consecutive terms on the board of directors of the Managed Funds Association, a group representing the global alternative investment industry and its investors and was a member of its Executive Committee as Vice Chairman and Treasurer. Prior to Moore Capital Management, LLC, he was a senior executive at Lehman Brothers where he served as Senior Vice President and Chief Financial Officer of Lehman’s derivative products subsidiary and earlier as Director of Firm Trading Accounting and Controls. Prior to joining Lehman Brothers, Mr. Shannon began his career as an auditor at KPMG LLP, serving financial services clients. Mr. Shannon served a two-year tenure as a part time adjunct lecturer with Baruch College’s Department of Accounting. Mr. Shannon takes an active role in his community; he served on the board of Help for Children for 20 years until December 31, 2023 and was formerly a member of the Audit and Executive Committees, and he is currently a member of the Boston Economics Club. Mr. Shannon received his Bachelor of Science degree, magna cum laude, from New York University and an M.B.A. from Fairleigh Dickinson University. Mr. Shannon’s investing experience and experience as a senior executive officer in several finance companies led our Nominating and Corporate Governance Committee to conclude that Mr. Shannon is qualified to serve as a Director.
Executive Officers Who Are Not Directors
Orit Mizrachi was appointed as our Chief Operating Officer in October 2021. Ms. Mizrachi also serves in the same capacity for each of the other MS BDCs. Ms. Mizrachi has been a Managing Director of IM since January 2023 and previously served as an Executive Director of IM from April 2019 to December 2022. Prior to joining Morgan Stanley in April 2019, Ms. Mizrachi held various senior positions at The Carlyle Group from 2010 to 2018, including the Chief Operating Officer of the direct lending platform and The Carlyle Group’s BDCs as well as serving as interim Chief Financial Officer of The Carlyle Group’s BDCs from September 2014 through March 2015. Prior to joining The Carlyle Group in 2010, Ms. Mizrachi worked in the hedge fund industry as a chief financial officer and controller. Ms. Mizrachi started her career in public accounting as an auditor. Ms. Mizrachi has a Bachelor of Science in Accounting.
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

David Pessah was appointed as our Chief Financial Officer in December 2023. Mr. Pessah also serves in the same capacity for each of the other MS BDCs. Mr. Pessah has been a Managing Director of Morgan Stanley IM since December 2023. Prior to joining Morgan Stanley, Mr. Pessah held various positions at Goldman Sachs from September 2010 to November 2023, most recently as the Chief Financial Officer, Treasurer and Chief Accounting Officer of its business development company complex within Goldman Sachs’ Private Credit group. Mr. Pessah started his career in September 2007 at Ernst & Young LLP as an auditor in their financial services group. Mr. Pessah received his Bachelor of Science in Accounting from the University of Delaware and his MBA in Finance from Baruch College.
Gauranga Pal was appointed as our Chief Compliance Officer in May 2023. Mr. Pal also serves in the same capacity for the other MS BDCs. In addition, Mr. Pal serves as Executive Director of IM. Mr. Pal joined IM in 2023. Prior to joining Morgan Stanley, Mr. Pal served as a Managing Director and Head of Investments Compliance of Blue Owl Capital where he served as from March 2021 to February 2023. Prior to Blue Owl Capital, Mr. Pal held various positions at Goldman Sachs between January 2005 to February 2021, most recently a Vice President and Senior Compliance Officer. Mr. Pal received his bachelor of technology in Chemical Engineering from the Indian Institute of Technology Kanpur and his MBA from the City University of New York.
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
With an average of over 23 years of experience, the members of the Investment Committee have significant investing, leveraged finance and risk management experience and provide valuable diligence insights to the Investment Team. The Investment Team leverages the broad experience-set of the Investment Committee to evaluate transactions and develop a framework for seeking appropriate risk-adjusted returns and risk mitigation strategies for target investments.
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
Compensation of Directors
For the fiscal year ended December 31, 2023, the Independent Directors received an annual fee of $75,000 through July 31, 2023 and $100,000 from August 1, 2023 (prorated for any partial year). The chair of the Audit Committee received an additional fee of $7,500 per year. We are also authorized to pay the reasonable out-of-pocket expenses for each Independent Director incurred in connection with fulfillment of his or her duties as Independent Directors.
We have obtained directors’ and officers’ liability insurance on behalf of our directors and officers. We do not have a profit-sharing or retirement plan, and directors do not receive any pension or retirement benefits. No compensation is paid to directors who are “interested persons.” The Board of Directors reviews and determines the compensation of the Independent Directors.
The following table sets forth information concerning total compensation earned by or paid to each of our Independent Directors for the year ended December 31, 2023. No compensation is paid by the Company to any interested director of the Company.

	Total Compensation from the Company	Total Compensation from the Fund Complex(1)
Joan Binstock	$85,479	$276,164
Bruce Frank	$92,979	$302,733
Adam Metz	$85,479	$276,164
Kevin Shannon	$85,479	$276,164
(1)The “Fund Complex” consists of the Company, Morgan Stanley Direct Lending Fund, North Haven Private Income Fund A, LGAM Private Credit LLC, T Series Middle Market Loan Fund LLC and SL Investment Corp.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
The following table sets forth certain information as of March 4, 2024 with respect to our Units for those persons who beneficially own five percent or more of our outstanding Units, each of our directors and officers, and all our officers and directors, as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities.

		Percentage of Units outstanding
Name and address	Type of ownership	Units owned	Percentage
Joan Binstock	Record/Beneficial	2,950	*
Bruce Frank	Record/Beneficial	2,544	*
Jeffrey S. Levin	Record/Beneficial	11,800	*
Adam Metz	—	—	—
David N. Miller	—	—	—
Kevin Shannon	Record/Beneficial	2,584	*
Orit Mizrachi	Record/Beneficial	1,314	*
Michael Occi	Record/Beneficial	5,313	*
David Pessah	—	—	—
Gauranga Pal	—	—	—
All directors and officers as a group (10 persons)	Record/Beneficial	26,505	*
        *    Represents less than 1.0%
Item 13. Certain Relationships and Related Transactions and Director Independence
Investment Advisory Agreement
We entered into an Investment Advisory Agreement with our Investment Adviser on November 4, 2021. Pursuant to the Investment Advisory Agreement, we pay our Investment Adviser a fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee. The Investment Advisory Agreement has an initial term of two years and continues thereafter from year to year if approved annually by a majority of our unitholders or our Independent Directors. The Investment Advisory Agreement was most recently renewed in August 2023.
Administration Agreement
We entered into the Administration Agreement on November 4, 2021 with our Administrator who provides us with office space, office services and equipment. Under the Administration Agreement, our Administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology, internal audit and investor relations, and being responsible for the financial records that we are required to maintain and preparing reports to our unitholders and reports filed with the SEC. In addition, our Administrator assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our unitholders, our internal control assessment under the Sarbanes-Oxley Act, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administration Agreement was most recently renewed in August 2023.
Placement Agent Agreements
On November 9, 2021, the Company entered into a Placement Agent Agreement with the Paying Agent, the Placement Agent and the Investment Adviser. Under the terms of the Placement Agent Agreement, the Placement Agent and certain of its affiliates assist in the placement of Units in the Company’s private offering. The Company is not liable for any payments to the Placement Agent pursuant to the Placement Agent Agreement, which payments are made by the Investment Adviser and, to the extent the Paying Agent receives any payments, the Paying Agent.
On November 9, 2021, the Company entered into the MSDI Agreement with MSDI. Under the terms of the MSDI Agreement, MSDI assists in the placement of Units in the Company’s private offering. The Company pays servicing fees to MSDI calculated based on the net asset values of each eligible class of units and calculated in arrears.

Expense Support and Conditional Reimbursement Agreement
We have entered into the Expense Support Agreement with the Adviser on November 30, 2021. The Adviser may elect to make an Expense Payment on our behalf, provided that no portion of the payment will be used to pay any of our interest expense and/or distributions. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Company in any combination of cash or other immediately available funds no later than 45 days after such commitment was made in writing, and/or offset against amounts due from the Company to the Adviser or its affiliates. The Investment Adviser agreed to make Expense Payments on the Company’s behalf through December 31, 2023. The Expense Support Agreement may require the Company to repay the Investment Adviser for previously waived reimbursement of expense payments under certain circumstances. The previously waived expenses are potentially subject to repayment by the Company, if at all, within a period not to exceed three years from the date of the relevant waiver.
MS Credit Partners Holdings, Inc. Investment
MS Credit Partners Holdings, Inc., a wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, has entered into subscription agreements and has made an aggregate capital contribution of $25.0 million, in exchange for 1,256,051 Units. MS Credit Partners Holdings, Inc. has no further capital, liquidity or other financial obligation to the Company beyond this equity investment.
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
Item 14. Principal Accountant Fees and Services
Principal Accountant Fees and Services
Set forth in the table below are audit fees and non-audit related fees billed to the Company and payable to Deloitte for professional services performed for the Company for the year ended December 31, 2023.

Fiscal Year/Period	Audit Fees	Audit-Related Fees(1)	Tax Fees(2)	All Other Fees(3)
2023	$300,000	$—	$—	$—
2022	$270,000	$—	$—	$—
2021	$—	$—	$—	$—
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
The Audit Committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permitted non-audit services for the Company and for permitted non-audit services for the Company’s investment advisers and any affiliates thereof that provide services to the Company if such non-audit services have a direct impact on the operations or financial reporting of the Company. All of the audit and non-audit services described above for which fees were incurred by the Company for the year ended December 31, 2023, were pre-approved by the Audit Committee, in accordance with its pre-approval policy.
Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report
The following documents are filed as part of this annual report:
(1)Financial Statements – Financial statements are included in Item 8. See the table of contents to the consolidated financial statements on page 83 of this annual report on Form 10-K.

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
(b) Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
3.1	Certificate of Formation of the Company.(1)
3.2	Certificate of Amendment of Certificate of Formation of the Company, dated as of November 3, 2021.(1)
3.3	First Amended and Restated Limited Liability Company Agreement of the Company, dated as of October 26, 2021.(1)
3.4	First Amendment to First Amended and Restated Limited Liability Company Agreement of the Company, dated as of November 3, 2021.(1)
4.1*	Description of Securities
10.1	Investment Advisory Agreement, dated as of November 4, 2021.(1)
10.2	Investment Sub-Advisory Agreement, dated as of January 13 2022.(1)
10.3	Administration Agreement, dated as of November 4, 2021.(1)
10.4	Form of Indemnification Agreement.(1)
10.5a	Master Custodian Agreement by and among each business development company identified on Appendix A thereto and State Street Bank and Trust Company, dated as of September 25, 2019.(1)
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
10.16
Loan and Servicing Agreement, dated as of June 29, 2022, among PIF Financing SPV LLC, as borrower, the conduit lenders and institutional lenders from time to time party hereto, as lenders, the lender agents from time to time party hereto, as lender agents, Wells Fargo Bank, National Association, as administrative agent, North Haven Private Income Fund LLC, as equityholder and servicer, and State Street Bank and Trust Company, as collateral agent and collateral custodian.(3)

10.17
Amendment No. 2 to Senior Secured Revolving Credit Agreement, dated as of July 7, 2022 with the Company, as a borrower, ING Capital LLC, as administrative agent, Sumitomo Mitsui Banking Corporation and MUFG Union Bank, N.A., as joint lead arrangers, and the lenders from time to time party thereto.(3)

10.18
Joinder Agreement, dated as of September 28, 2022, by JPMorgan Chase Bank, N.A., as assuming lender, in favor of North Haven Private Income Fund LLC, as borrower, and ING Capital LLC, as administrative agent.(4)

10.19
Joinder Agreement, dated as of July 8, 2022, by Apple Bank for Savings, as assuming lender, in favor of North Haven Private Income Fund LLC, as borrower, and ING Capital LLC, as administrative agent.(4)

10.20	Joinder Agreement, dated as of July 8, 2022, by BNP Paribas, as assuming lender, in favor of North Haven Private Income Fund LLC, as borrower, and ING Capital LLC, as administrative agent.(4)
10.21	Master Note Purchase Agreement by and between the Company and the purchasers party thereto, dated March 16, 2023(5)

10.22
First Amendment to the Loan and Servicing Agreement dated as of April 20, 2023 by and among PIF Financing SPV LLC, as borrower, the conduit lenders and institutional lenders from time to time party hereto, as lenders, the lender agents from time to time party hereto, as lender agents, Wells Fargo Bank, National Association, as administrative agent, North Haven Private Income Fund LLC, as equityholder and servicer, and State Street Bank and Trust Company, as collateral agent and collateral custodian(6)

10.23
Amendment No. 3 to Senior Secured Revolving Credit Agreement, dated as of August 1, 2023 with the Company, as a borrower, ING Capital LLC, as administrative agent and as joint lead arranger and sole book runner.(7)

10.24	Master Note Purchase Agreement by and between the Company and the purchasers party thereto, dated August 10, 2023(8)
10.25
Loan and Security Agreement, dated as of September 12, 2023, among PIF Financing II SPV LLC, as borrower, Citizens Bank, N.A., as facility agent and as a lender, the other lenders party thereto, North Haven Private Income Fund LLC, as servicer, as equityholder and as transferor, and State Street Bank and Trust Company, as collateral agent, as account bank and as collateral custodian(9)

10.26	First Supplement, dated December 1, 2023, to the Master Note Purchase Agreement by and between the Company and the purchasers party thereto, dated August 10, 2023(10)
14.1	Code of Ethics of the Company.(1)
14.2	Code of Ethics of MS Capital Partners Adviser Inc.(1)
21.1*	Subsidiaries of the Registrant.
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Filed herewith
(1)	Incorporated by reference to the Company’s Form 10-12G filed by the Company on January 21, 2022 (File No. 000-56388)
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Form 10-12G filed by the Company on March 15, 2022 (File No. 000-56388)
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2022 (File No. 814-01489)
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 9, 2023 (File No. 814-01489)
(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on March 30, 2023 (File No. 814-01489)
(6)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on April 24, 2023 (File No. 814-01489)
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2023 (File No. 814-01489)
(8)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on August 11, 2023 (File No. 814-01489)
(9)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on September 15, 2023 (File No. 814-01489)
(10)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on December 5, 2023 (File No. 814-01489)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

North Haven Private Income Fund LLC
Dated: March 4, 2024	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 4, 2024	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (Principal Executive Officer)

Dated: March 4, 2024	By:	/s/ David Pessah
David Pessah Chief Financial Officer (principal financial officer)

Dated: March 4, 2024	By:	/s/ David Miller
David Miller Chairman of the Board of Directors

Dated: March 4, 2024	By:	/s/ Joan Binstock
Joan Binstock Director

Dated: March 4, 2024	By:	/s/ Bruce Frank
Bruce Frank Director

Dated: March 4, 2024	By:	/s/ Kevin Shannon
Kevin Shannon Director

Dated: March 4, 2024	By:	/s/ Adam Metz
Adam Metz Director