Form 10-Q
period 2024-03-31
North Haven Private Income Fund LLC
filed 2024-05-14
CIK 1851322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of the registrant’s Class S Units outstanding at May 14, 2024 was 147,598,528.

North Haven Private Income Fund LLC
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024
SIGNATURES

North Haven Private Income Fund LLC
Consolidated Statements of Financial Condition
(In thousands, except unit and per unit amounts)

	As of
	March 31, 2024	December 31, 2023
	(Unaudited)	(Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $3,859,303 and $3,227,449)	$3,828,017	$3,195,486
Cash (restricted cash of $5,220 and $740)	198,723	222,244
Deferred financing costs	11,602	12,356
Interest and dividend receivable from non-controlled/non-affiliated investments	27,974	23,634
Receivable for investments sold/repaid	11,039	284
Prepaid expenses and other assets	2,213	8,078
Total assets	4,079,568	3,462,082

Liabilities
Debt (net of debt issuance costs of $7,910 and $8,379)	1,094,445	914,829
Payable for investments purchased	95,319	24
Payable to affiliates (Note 3)	1,557	3,750
Distributions payable	21,619	18,455
Management fees payable	7,897	6,529
Subscriptions received in advance (Note 8)	106,042	146,120
Payable for units repurchased (Note 8)	28,707	27,596
Income based incentive fee payable	8,811	7,833
Interest and financing costs payable	6,900	26,144
Accrued expenses and other liabilities	14,658	6,372
Total liabilities	1,385,955	1,157,652

Commitments and Contingencies (Note 7)

Members' Capital
Common units, par value $0.001 per unit (141,382,662 and 120,613,447 units issued and outstanding)	141	121
Paid-in capital in excess of par value	2,728,340	2,331,297
Total distributable earnings (loss)	(34,868)	(26,988)
Total members' capital	$2,693,613	$2,304,430
Total liabilities and members' capital	$4,079,568	$3,462,082
Net asset value per unit	$19.05	$19.11

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund LLC
Consolidated Statements of Operations (Unaudited)
(In thousands, except unit and per unit amounts)

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$100,240	$54,652
Payment-in-kind	2,600	522
Dividend income	960	875
Other income	2,169	1,053
Total investment income	105,969	57,102
Expenses:
Interest expense and other financing expenses	26,223	13,658
Management fees	7,897	4,223
Income based incentive fees	8,811	4,785
Professional fees	1,369	655
Organization and offering costs	—	18
Directors' fees	106	83
Administrative service fees	32	21
Servicing fees	5,370	2,872
General and other expenses	98	301
Total expenses	49,906	26,616
Net investment income before taxes	56,063	30,486
Excise tax expense	15	—
Net investment income after taxes	56,048	30,486

Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	(3,088)	42
Foreign currency and other transactions	1	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	816	8,200
Translation of assets and liabilities in foreign currencies	(46)	—
Net realized and unrealized gain (loss)	$(2,317)	$8,242
Net increase (decrease) in members' capital resulting from operations	$53,731	$38,728

Net investment income (loss) per unit (basic and diluted)	$0.41	$0.42
Earnings (loss) per unit (basic and diluted)	$0.40	$0.53
Weighted average units outstanding (Note 9):	135,684,002	72,948,080

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund LLC
Consolidated Statements of Changes in Members’ Capital (Unaudited)
(In thousands)

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Members' Capital at beginning of period:	$2,304,430	$1,266,213
Increase (decrease) in members’ capital resulting from operations:
Net investment income (loss)	56,048	30,486
Net realized gain (loss)	(3,087)	42
Net change in unrealized appreciation (depreciation)	770	8,200
Net increase (decrease) in members’ capital resulting from operations	53,731	38,728
Distributions to Unitholders from:
Distributable earnings	(61,611)	(31,721)
Capital transactions:
Issuance of Units	392,591	133,129
Reinvestment of distributions	33,179	16,425
Repurchased Units	(28,707)	(27,162)
Net increase in members' capital resulting from capital transactions	397,063	122,392
Total increase (decrease) in members' capital	389,183	129,399
Members' capital at end of period	$2,693,613	$1,395,612
Distributions per unit	$0.45	$0.43

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund LLC
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net increase (decrease) in members' capital resulting from operations	$53,731	$38,728
Adjustments to reconcile net increase (decrease) in members' capital resulting from operations to net cash provided by (used in) operating activities
Net change in unrealized (appreciation) depreciation on investments	(816)	(8,200)
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	46	—
Net unrealized (appreciation) depreciation on interest rate swap attributed to unsecured notes	582	—
Net realized (gain) loss on investments	3,088	(42)
Net realized (gain) loss on foreign currency and other transactions	(1)	—
Net accretion of discount and amortization of premium on investments	(3,680)	(1,492)
Payment-in-kind interest and dividend capitalized	(3,278)	(978)
Amortization of deferred financing costs	867	530
Amortization of debt issuance costs on Unsecured Notes	639	46
Amortization of deferred offering costs	—	18
Purchases of investments and change in payable for investments purchased	(658,211)	(217,261)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	114,767	66,345
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	(4,340)	(1,801)
(Increase) decrease in prepaid expenses and other assets	(78)	(81)
(Decrease) increase in payable to affiliates	(2,193)	(313)
(Decrease) increase in management fees payable	1,368	390
(Decrease) increase in incentive fees payable	978	3,382
(Decrease) increase in interest payable	(19,244)	3,739
(Decrease) increase in accrued expenses and other liabilities	1,395	518
Net cash provided by (used in) operating activities	(514,380)	(116,472)

Cash flows from financing activities:
Borrowings on debt	$345,000	$605,000
Repayments on debt	(153,500)	(565,500)
Deferred financing costs paid	(113)	(18)
Debt issuance costs paid	(170)	(3,572)
Distributions paid	(25,268)	(14,006)
Proceeds from issuance of Units	246,471	96,825
Subscriptions received in advance	106,042	56,123
Repurchases of Units	(27,596)	(20,228)
Net cash provided by (used in) financing activities	490,866	154,624
Net increase (decrease) in cash	(23,514)	38,152
Effect of foreign exchange rate changes on cash	(7)	—
Cash at beginning of period	222,244	75,378
Cash at end of period	$198,723	$113,530

North Haven Private Income Fund LLC
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

Supplemental information and non-cash activities:
Excise tax paid	$114	$170
Interest expense paid	$42,535	$9,343
Distribution reinvestment paid	$33,179	$16,425
Accrued but unpaid distributions	$21,619	$11,104
Accrued but unpaid deferred financing costs	$—	$208
Accrued but unpaid repurchases of Units	$28,707	$27,162
Non-cash purchases of investments	$(21,266)	$—
Non-cash sales of investments	$21,266	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(16)	Cost(4)	Fair Value	Percentage of Net Assets
First Lien Debt
Aerospace & Defense
Dynasty Acquisition Co., Inc.	(11)	S +	3.50%	8.83%	08/24/2028	5,000	$5,021	$5,013	0.19%
KKR Apple Bidco, LLC	(10)	S +	2.75%	8.19%	09/22/2028	4,888	4,883	4,880	0.18
Mantech International CP	(5) (6) (9)	S +	5.75%	11.06%	09/14/2029	20,659	20,314	20,659	0.77
Mantech International CP	(5) (9) (15)	S +	5.75%	11.06%	09/14/2029	1,837	1,780	1,837	0.07
Mantech International CP	(5) (9) (15)	S +	5.75%	11.06%	09/14/2028	—	(48)	—	—
							31,950	32,389	1.20
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(5) (7) (9)	S +	5.75%	11.06%	06/11/2027	50,775	50,056	50,567	1.88
RoadOne IntermodaLogistics	(5) (8)	S +	6.25%	11.56%	12/29/2028	651	635	641	0.02
RoadOne IntermodaLogistics	(5) (8) (15)	S +	6.25%	11.56%	12/29/2028	60	57	57	—
RoadOne IntermodaLogistics	(5) (8) (15)	S +	6.25%	11.56%	12/29/2028	8	5	6	—
							50,753	51,271	1.90
Automobile Components
Continental Battery Company	(5) (6) (8)	S +	7.00% (incl. 4.08% PIK)	12.46%	01/20/2027	6,251	6,175	5,113	0.19
Les Schwab Tire Centers	(10)	S +	3.25%	8.68%	11/02/2027	6,881	6,888	6,879	0.26
Randy's Holdings, Inc.	(5) (6) (8)	S +	6.50%	11.81%	11/01/2028	11,167	10,892	11,167	0.41
Randy's Holdings, Inc.	(5) (8) (15)	S +	6.50%	11.81%	11/01/2028	452	402	452	0.02
Randy's Holdings, Inc.	(5) (8) (15)	S +	6.50%	11.81%	11/01/2028	398	363	398	0.01
Sonny's Enterprises, LLC	(5) (6) (8)	S +	6.75%	12.22%	08/05/2028	33,367	32,721	33,367	1.24
Sonny's Enterprises, LLC	(5) (8) (15)	S +	6.75%	12.22%	08/05/2028	3,463	3,349	3,463	0.13
Sonny's Enterprises, LLC	(5) (8) (15)	S +	6.75%	12.22%	08/05/2028	—	(105)	—	—
							60,685	60,839	2.26
Automobiles
ARI Network Services, Inc.	(5) (6) (9)	S +	5.25%	10.68%	02/28/2025	14,051	13,962	13,864	0.51
COP Collisionright Parent, LLC	(5) (7) (8)	S +	5.50%	10.82%	01/29/2030	30,087	29,497	29,497	1.10
COP Collisionright Parent, LLC	(5) (8) (15)	S +	5.50%	10.74%	01/29/2030	824	646	646	0.02
COP Collisionright Parent, LLC	(5) (8) (15)	S +	5.50%	10.82%	01/29/2030	726	631	631	0.02
LeadVenture, Inc.	(5) (9)	S +	5.25%	10.68%	02/28/2026	1,275	1,251	1,251	0.05
MajorDrive Holdings IV LLC	(11)	S +	4.00%	9.57%	06/01/2028	3,000	3,004	3,003	0.11
Portfolio Group	(5) (8)	S +	6.00%	11.46%	12/02/2025	987	971	973	0.04
Summit Buyer, LLC	(5) (8) (15)	S +	5.75%	11.00%	01/14/2027	17,909	17,385	16,429	0.61
Summit Buyer, LLC	(5) (15)	P +	4.25%	12.75%	01/14/2027	547	486	428	0.02
							67,833	66,722	2.48
Beverages
Triton Water Holdings, Inc.	(10)	S +	3.25%	8.81%	03/31/2028	4,887	4,870	4,831	0.18

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(16)	Cost(4)	Fair Value	Percentage of Net Assets

Biotechnology
GraphPad Software, LLC	(5) (6) (8)	S +	5.50%	10.96%	04/27/2027	7,906	$7,855	$7,897	0.29%
GraphPad Software, LLC	(5) (8)	S +	5.50%	11.13%	04/27/2027	4,412	4,387	4,407	0.16
							12,242	12,304	0.46
Building Products
ACProducts, Inc.	(10)	S +	4.25%	9.81%	05/17/2028	4,887	4,873	4,444	0.16
Chamberlain Group, Inc.	(10)	S +	3.25%	8.68%	11/03/2028	5,905	5,896	5,893	0.22
Icebox Holdco III, Inc.	(10)	S +	3.50%	9.07%	12/22/2028	2,452	2,455	2,451	0.09
White Cap Buyer, LLC		S +	3.75%	9.08%	10/19/2027	2,450	2,452	2,456	0.09
							15,676	15,244	0.57
Chemicals
Olympus Water US Holding Corporation	(10)	S +	3.75%	9.32%	11/09/2028	2,933	2,935	2,932	0.11
Tank Holding Corp.	(7) (9)	S +	5.75%	11.20%	03/31/2028	32,553	32,080	32,046	1.19
Tank Holding Corp.	(6) (9)	S +	5.75%	11.20%	03/31/2028	21,223	20,676	20,879	0.78
Tank Holding Corp.	(9) (15)	S +	5.75%	11.20%	03/31/2028	4,116	3,945	3,968	0.15
Tank Holding Corp.	(9) (15)	S +	5.75%	11.20%	03/31/2028	467	442	438	0.02
V Global Holdings, LLC	(5) (6) (9)	S +	5.75%	11.22%	12/22/2027	14,525	14,315	13,639	0.51
V Global Holdings, LLC	(5) (9) (15)	S +	5.75%	11.22%	12/22/2025	1,241	1,222	1,118	0.04
							75,615	75,020	2.79
Commercial Services & Supplies
Allied Universal Holdco, LLC	(10)	S +	3.75%	9.18%	05/12/2028	6,842	6,835	6,831	0.25
Atlas Us Finco, Inc.	(5) (6) (8) (12)	S +	7.25%	12.55%	12/09/2029	35,649	34,866	35,383	1.31
Atlas Us Finco, Inc.	(5) (8) (12) (15)	S +	7.25%	12.55%	12/09/2028	—	(30)	—	—
BPG Holdings IV Corp.	(5) (7) (9)	S +	6.00%	11.31%	07/29/2029	16,634	15,701	16,328	0.61
DG Investment Intermediate Holdings 2, Inc.	(9)	S +	3.75%	9.19%	03/31/2028	4,403	4,406	4,393	0.16
Employbridge Holding Company	(9)	S +	4.75%	10.34%	07/19/2028	2,444	2,444	2,027	0.08
Energy Labs Holdings Corp.	(5) (7) (8)	S +	5.25%	10.68%	04/07/2028	7,278	7,200	7,209	0.27
Energy Labs Holdings Corp.	(5) (8)	S +	5.25%	10.68%	04/07/2028	692	684	685	0.03
Energy Labs Holdings Corp.	(5) (8) (15)	S +	5.25%	10.68%	04/07/2028	329	317	317	0.01
FLS Holding, Inc.	(5) (6) (8) (12)	S +	5.25%	10.73%	12/15/2028	8,774	8,645	8,725	0.32
FLS Holding, Inc.	(5) (8) (12)	S +	5.25%	10.73%	12/15/2028	2,057	2,026	2,046	0.08
FLS Holding, Inc.	(5) (8) (12) (15)	S +	5.25%	10.73%	12/17/2027	—	(10)	(5)	—
Helios Service Partners, LLC	(5) (8)	S +	6.25%	11.81%	03/19/2027	12,161	11,902	12,049	0.45
Helios Service Partners, LLC	(5) (8) (15)	S +	6.25%	11.81%	03/19/2027	17,501	17,062	17,290	0.64
Helios Service Partners, LLC	(5) (8) (15)	S +	6.00%	11.31%	03/19/2027	1,330	1,283	1,309	0.05
Iris Buyer, LLC	(5) (8)	S +	6.25%	11.56%	10/02/2030	15,717	15,305	15,382	0.57

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(16)	Cost(4)	Fair Value	Percentage of Net Assets
Iris Buyer, LLC	(5) (8) (15)	S +	6.25%	11.56%	10/02/2030	1,482	$1,433	$1,434	0.05%
Iris Buyer, LLC	(5) (8) (15)	S +	6.25%	11.56%	10/02/2029	—	(57)	(48)	—
LHS Borrower, LLC	(10)	S +	4.75%	10.18%	02/16/2029	2,445	2,412	2,329	0.09
Orion Group Holdco, LLC	(5) (8) (15)	S +	6.25%	11.81%	03/19/2027	—	(192)	(192)	(0.01)
PECF USS Intermediate Holding III Corporation	(10)	S +	4.25%	9.82%	12/15/2028	4,888	4,897	3,707	0.14
Sherlock Buyer Corp.	(5) (6) (8)	S +	5.75%	11.16%	12/08/2028	6,974	6,870	6,974	0.26
Sherlock Buyer Corp.	(5) (8) (15)	S +	5.75%	11.16%	12/08/2027	—	(10)	—	—
SITEL Worldwide Corporation	(8)	S +	3.75%	9.19%	08/28/2028	4,887	4,901	4,178	0.16
Surewerx Purchaser III, Inc.	(5) (6) (9) (12)	S +	6.75%	12.05%	12/28/2029	2,007	1,955	2,007	0.07
Surewerx Purchaser III, Inc.	(5) (9) (12) (15)	S +	6.75%	12.05%	12/28/2029	—	(7)	—	—
Surewerx Purchaser III, Inc.	(5) (9) (12) (15)	S +	6.75%	12.08%	12/28/2028	168	158	168	0.01
Sweep Purchaser, LLC	(5)	S +	5.75% PIK	11.07%	06/30/2027	1,804	1,804	1,804	0.07
Sweep Purchaser, LLC	(5) (8)	S +	5.75%	11.07%	06/30/2027	1,003	1,003	1,003	0.04
Tamarack Intermediate, LLC	(5) (6) (9)	S +	5.50%	10.97%	03/13/2028	14,860	14,646	14,588	0.54
Tamarack Intermediate, LLC	(5) (9)	S +	5.50%	10.97%	03/13/2028	357	348	350	0.01
Tamarack Intermediate, LLC	(5) (9) (15)	S +	5.50%	10.97%	03/13/2028	554	529	524	0.02
Tamarack Intermediate, LLC	(5) (9) (15)	S +	5.50%	10.97%	03/13/2028	—	(33)	(45)	—
TruGreen Limited Partnership	(9)	S +	4.00%	9.43%	11/02/2027	4,886	4,853	4,749	0.18
USIC Holdings, Inc.	(10)	S +	3.50%	9.06%	05/12/2028	6,849	6,818	6,831	0.25
Vensure Employer Services, Inc.	(5) (9) (15)	S +	5.25%	10.57%	03/26/2027	4,395	4,260	4,229	0.16
VRC Companies, LLC	(5) (6) (8) (15)	S +	5.75%	11.07%	06/29/2027	25,007	24,030	24,323	0.90
VRC Companies, LLC	(5) (8)	S +	5.75%	11.07%	06/29/2027	660	659	660	0.02
VRC Companies, LLC	(5) (8) (15)	S +	5.75%	11.07%	06/29/2027	—	—	—	—
							209,913	209,542	7.78
Construction & Engineering
Arcoro Holdings Corp.	(5) (8)	S +	5.50%	10.82%	03/28/2030	61,739	60,507	60,504	2.25
Arcoro Holdings Corp.	(5) (8) (15)	S +	5.50%	10.82%	03/28/2030	—	(185)	(185)	(0.01)
Centuri Group, Inc.	(10)	S +	2.50%	7.94%	08/27/2028	2,662	2,660	2,662	0.10
KPSKY Acquisition, Inc.	(5) (6) (9)	S +	5.25%	10.66%	10/19/2028	6,434	6,340	6,315	0.23
KPSKY Acquisition, Inc.	(5) (9)	S +	5.25%	10.67%	10/19/2028	13,219	13,006	12,976	0.48
LJ Avalon Holdings, LLC	(5) (8)	S +	6.25%	11.67%	02/01/2030	2,967	2,888	2,935	0.11
LJ Avalon Holdings, LLC	(5) (8) (15)	S +	6.25%	11.71%	02/01/2030	472	450	459	0.02
LJ Avalon Holdings, LLC	(5) (8) (15)	S +	6.25%	11.71%	02/01/2029	—	(12)	(5)	—
Superman Holdings, LLC	(5) (8)	S +	6.13%	11.43%	08/31/2027	10,174	9,964	10,082	0.37
Superman Holdings, LLC	(5) (8) (15)	S +	6.13%	11.43%	08/31/2027	—	(24)	(22)	—
							95,594	95,721	3.55

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(16)	Cost(4)	Fair Value	Percentage of Net Assets
Construction Materials
SRS Distribution, Inc.	(10)	S +	3.50%	8.94%	06/02/2028	5,389	$5,388	$5,422	0.20%
Consumer Finance
Deerfield Dakota Holding, LLC	(8)	S +	3.75%	9.06%	04/09/2027	4,886	4,901	4,859	0.18
Consumer Staples Distribution & Retail
CNT Holdings I Corp.	(9)	S +	3.50%	8.82%	11/08/2027	4,887	4,899	4,893	0.18
PDI TA Holdings, Inc.	(5) (9)	S +	5.50%	10.83%	02/03/2031	32,428	32,109	32,109	1.19
PDI TA Holdings, Inc.	(5) (9) (15)	S +	5.50%	10.83%	02/03/2031	—	(60)	(60)	—
PDI TA Holdings, Inc.	(5) (9) (15)	S +	5.50%	10.83%	02/03/2031	—	(36)	(36)	—
							36,912	36,906	1.37
Containers & Packaging
Berlin Packaging LLC	(11)	S +	3.75%	9.19%	03/11/2028	4,000	4,000	4,002	0.15
BP Purchaser, LLC	(5) (6) (9)	S +	5.50%	11.08%	12/11/2028	9,693	9,550	9,233	0.34
FORTIS Solutions Group, LLC	(5) (9)	S +	5.50%	10.90%	10/13/2028	7,170	7,082	7,170	0.27
FORTIS Solutions Group, LLC	(5) (9) (15)	S +	5.50%	10.90%	10/13/2028	1,989	1,917	1,989	0.07
FORTIS Solutions Group, LLC	(5) (9) (15)	S +	5.50%	10.90%	10/15/2027	32	24	32	—
Proampac PG Borrower, LLC	(11)	S +	4.50%	9.33%	09/15/2028	3,000	3,015	3,000	0.11
							25,588	25,426	0.94
Distributors
48Forty Solutions, LLC	(5) (7) (8)	S +	6.00%	11.43%	11/30/2026	32,868	32,458	28,677	1.06
48Forty Solutions, LLC	(5) (8)	S +	6.00%	11.43%	11/30/2026	3,664	3,565	3,197	0.12
48Forty Solutions, LLC	(5) (8) (15)	S +	6.00%	11.43%	11/30/2026	3,927	3,862	3,212	0.12
ABB Concise Optical Group, LLC	(5) (6) (9)	S +	7.50%	12.96%	02/23/2028	17,008	16,701	14,805	0.55
Avalara, Inc.	(5) (7) (9)	S +	7.25%	12.56%	10/19/2028	20,062	19,758	20,062	0.74
Avalara, Inc.	(5) (9) (15)	S +	7.25%	12.56%	10/19/2028	—	(28)	—	—
Bradyifs Holdings, LLC	(5) (6) (7) (8)	S +	6.00%	11.31%	10/31/2029	40,606	39,835	40,070	1.49
Bradyifs Holdings, LLC	(5) (8) (15)	S +	6.00%	11.31%	10/31/2029	1,096	1,044	1,037	0.04
Bradyifs Holdings, LLC	(5) (8) (15)	S +	6.00%	11.31%	10/31/2029	—	(64)	(45)	—
PT Intermediate Holdings III, LLC	(5) (6) (9)	S +	5.98%	11.59%	11/01/2028	30,082	29,677	29,248	1.09
PT Intermediate Holdings III, LLC	(5) (9)	S +	5.98%	11.59%	11/01/2028	1,060	1,048	1,025	0.04
PT Intermediate Holdings III, LLC	(5) (9) (15)	S +	5.98%	11.43%	11/01/2028	4,961	4,853	4,712	0.17
							152,709	146,000	5.42
Diversified Consumer Services
Apex Service Partners, LLC	(5) (6) (7) (8)	S +	7.00% (incl. 2.00% PIK)	12.32%	10/24/2030	52,675	51,717	51,727	1.92
Apex Service Partners, LLC	(5) (8) (15)	S +	7.00% (incl. 2.00% PIK)	12.32%	10/24/2030	6,872	6,673	6,646	0.25
Apex Service Partners, LLC	(5) (8) (15)	S +	7.00% (incl. 2.00% PIK)	12.32%	10/24/2029	1,585	1,511	1,510	0.06

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(16)	Cost(4)	Fair Value	Percentage of Net Assets
Asurion, LLC		S +	3.25%	8.69%	12/23/2026	7,380	$7,363	$7,219	0.27%
EVDR Purchaser, Inc.	(5) (9)	S +	5.50%	10.83%	02/14/2031	41,466	40,647	40,647	1.51
EVDR Purchaser, Inc.	(5) (9) (15)	S +	5.50%	10.83%	02/14/2031	—	(116)	(116)	—
EVDR Purchaser, Inc.	(5) (9) (15)	S +	5.50%	10.83%	02/14/2031	2,843	2,704	2,704	0.10
FPG Intermediate Holdco, LLC	(5) (8) (18)	S +	6.50%	12.18%	03/05/2027	6,515	6,425	5,907	0.22
Heartland Home Services	(5) (9)	S +	5.75%	11.08%	12/15/2026	21,346	21,209	21,178	0.79
KUEHG Corp.	(10)	S +	5.00%	10.30%	06/12/2030	2,992	3,007	2,997	0.11
Lightspeed Solution, LLC	(5) (6) (9)	S +	6.50% (incl. 2.17% PIK)	11.84%	03/01/2028	15,919	15,702	15,884	0.59
Lightspeed Solution, LLC	(5) (9)	S +	6.50% (incl. 2.17% PIK)	11.84%	03/01/2028	1,050	1,034	1,047	0.04
LUV Car Wash Group, LLC	(5) (8) (15)	S +	7.00%	12.32%	12/09/2026	5,625	5,588	5,619	0.21
LUV Car Wash Group, LLC	(5) (6) (8) (15)	S +	7.00%	12.32%	12/09/2026	3,529	3,509	3,526	0.13
Magnolia Wash Holdings	(5) (8)	S +	6.50%	12.09%	07/14/2028	8,341	8,211	7,417	0.28
Magnolia Wash Holdings	(5) (8)	S +	6.50%	12.09%	07/14/2028	1,781	1,754	1,584	0.06
Magnolia Wash Holdings	(5) (8) (15)	S +	6.50%	12.09%	07/14/2028	223	217	178	0.01
Project Accelerate Parent, LLC	(5) (9)	S +	5.25%	10.58%	02/24/2031	33,688	33,354	33,354	1.24
Project Accelerate Parent, LLC	(5) (9) (15)	S +	5.25%	10.58%	02/24/2031	—	(47)	(47)	—
Spin Holdco, Inc.	(9)	S +	4.00%	9.59%	03/04/2028	4,887	4,895	4,506	0.17
Spotless Brands, LLC	(5) (6) (8)	S +	6.50%	11.98%	07/25/2028	24,214	23,835	24,088	0.89
Spotless Brands, LLC	(5) (8)	S +	6.50%	11.98%	07/25/2028	4,585	4,513	4,561	0.17
Spotless Brands, LLC	(5) (8) (15)	S +	6.50%	11.98%	07/25/2028	—	(11)	(4)	—
Spring Education Group, Inc.		S +	4.50%	9.81%	10/04/2030	3,990	4,005	4,004	0.15
Vertex Service Partners, LLC	(5) (7) (9)	S +	5.50%	10.90%	11/08/2030	9,693	9,461	9,488	0.35
Vertex Service Partners, LLC	(5) (9) (15)	S +	5.50%	10.90%	11/08/2030	8,473	8,149	8,077	0.30
Vertex Service Partners, LLC	(5) (9) (15)	S +	5.50%	10.90%	11/08/2030	—	(59)	(53)	—
Wand NewCo 3, Inc.		S +	3.75%	9.08%	01/30/2031	3,000	3,011	3,007	0.11
							268,261	266,655	9.90
Electrical Equipment
Dynacast International, LLC	(8)	S +	4.50%	9.94%	07/22/2025	2,224	2,229	2,117	0.08
Electronic Equipment, Instruments & Components
Abracon Group Holdings, LLC	(5) (6) (9)	S +	6.00%	11.46%	07/06/2028	25,986	25,601	19,321	0.72
Abracon Group Holdings, LLC	(5) (9) (15)	S +	6.00%	11.46%	07/06/2028	—	(30)	(488)	(0.02)
Abracon Group Holdings, LLC	(5) (9)	S +	6.00%	11.46%	07/06/2028	1,731	1,706	1,287	0.05
Alliance Laundry Systems, LLC	(9)	S +	3.50%	8.93%	10/08/2027	4,393	4,400	4,401	0.16
Dwyer Instruments, Inc.	(5) (6) (9)	S +	5.75%	11.15%	07/21/2027	21,451	21,147	21,217	0.79
Dwyer Instruments, Inc.	(5) (7) (9)	S +	5.75%	11.15%	07/21/2027	14,711	14,435	14,510	0.54
Dwyer Instruments, Inc.	(5) (9) (15)	S +	5.75%	11.15%	07/21/2027	5,439	5,196	5,146	0.19
Dwyer Instruments, Inc.	(5) (9) (15)	S +	5.75%	11.15%	07/21/2027	—	(36)	(30)	—

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(16)	Cost(4)	Fair Value	Percentage of Net Assets
Infinite Bidco, LLC	(5) (7) (10)	S +	6.25%	11.83%	03/02/2028	4,550	$4,439	$4,538	0.17%
Magneto Components Buyco, LLC	(5) (6) (7) (9)	S +	6.00%	11.33%	12/05/2030	47,757	46,908	46,821	1.74
Magneto Components Buyco, LLC	(5) (9) (15)	S +	6.00%	11.33%	12/05/2030	—	(83)	(186)	(0.01)
Magneto Components Buyco, LLC	(5) (9) (15)	S +	6.00%	11.33%	12/05/2029	—	(137)	(155)	(0.01)
							123,546	116,382	4.32
Entertainment
EP Purchaser, LLC	(10)	S +	3.50%	9.07%	11/06/2028	2,992	2,970	2,968	0.11
Renaissance Holding Corp.	(10)	S +	4.25%	9.58%	04/05/2030	3,990	3,985	3,995	0.15
							6,955	6,963	0.26
Financial Services
Applitools, Inc.	(5) (9) (12)	S +	6.25% PIK	11.58%	05/25/2029	11,921	11,763	11,674	0.43
Applitools, Inc.	(5) (9) (12) (15)	S +	6.25%	11.58%	05/25/2028	—	(19)	(29)	—
Cerity Partners, LLC	(5) (6) (9)	S +	6.75%	12.09%	07/30/2029	1,751	1,705	1,751	0.07
Cerity Partners, LLC	(5) (9)	S +	6.75%	12.09%	07/30/2029	2,472	2,412	2,472	0.09
GC Waves Holdings, Inc.	(5) (9)	S +	6.00%	10.68%	08/10/2029	11,716	11,502	11,549	0.43
GC Waves Holdings, Inc.	(5) (9) (15)	S +	6.00%	10.68%	08/10/2029	5,293	4,537	4,802	0.18
GC Waves Holdings, Inc.	(5) (9) (15)	S +	6.00%	10.68%	08/10/2029	—	(30)	(24)	—
GTCR W Merger Sub LLC		S +	3.00%	8.31%	01/31/2031	7,500	7,528	7,520	0.28
SitusAMC Holdings Corp.	(5) (6) (9)	S +	5.50%	10.90%	12/22/2027	5,205	5,167	5,205	0.19
Smarsh, Inc.	(5) (9)	S +	5.75%	11.06%	02/16/2029	4,286	4,220	4,226	0.16
Smarsh, Inc.	(5) (9) (15)	S +	5.75%	11.06%	02/16/2029	536	524	521	0.02
Smarsh, Inc.	(5) (9) (15)	S +	5.75%	11.06%	02/16/2029	107	103	103	—
Trintech, Inc.	(5) (6) (8)	S +	6.50%	11.83%	07/25/2029	55,541	54,522	54,758	2.03
Trintech, Inc.	(5) (8) (15)	S +	6.50%	11.83%	07/25/2029	1,367	1,283	1,300	0.05
							105,217	105,828	3.93
Ground Transportation
PODS, LLC	(9)	S +	3.00%	8.33%	03/31/2028	4,887	4,892	4,802	0.18
Health Care Equipment & Supplies
Journey Personal Care Corp.	(9)	S +	4.25%	9.69%	03/01/2028	2,992	2,922	2,941	0.11
Medline Borrower, LP	(10)	S +	3.00%	8.44%	10/23/2028	6,735	6,737	6,737	0.25
PerkinElmer U.S., LLC	(5) (6) (8)	S +	6.75%	11.96%	03/13/2029	23,849	23,225	23,849	0.89
PerkinElmer U.S., LLC	(5) (7) (8)	S +	6.75%	11.96%	03/13/2029	3,086	3,028	3,043	0.11
Tidi Legacy Products, Inc.	(5) (7) (8)	S +	5.50%	10.83%	12/19/2029	10,857	10,647	10,686	0.40
Tidi Legacy Products, Inc.	(5) (8) (15)	S +	5.50%	10.83%	12/19/2029	—	(27)	(45)	—
Tidi Legacy Products, Inc.	(5) (8) (15)	S +	5.50%	10.83%	12/19/2029	—	(39)	(32)	—
YI, LLC	(5) (7) (8)	S +	5.75%	11.07%	12/03/2029	17,599	17,261	17,377	0.65
YI, LLC	(5) (8) (15)	S +	5.75%	11.07%	12/03/2029	—	(37)	(46)	—

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(16)	Cost(4)	Fair Value	Percentage of Net Assets
YI, LLC	(5) (8) (15)	S +	5.75%	11.07%	12/03/2029	55	$—	$20	—%
							63,717	64,530	2.40
Health Care Providers & Services
Advarra Holdings, Inc.	(5) (7) (10)	S +	5.25%	10.58%	08/24/2029	13,012	12,824	12,878	0.48
Advarra Holdings, Inc.	(5) (10) (15)	S +	5.25%	10.58%	08/24/2029	—	(8)	(12)	—
CHG Healthcare Services, Inc.	(10)	S +	3.25%	8.69%	09/29/2028	4,887	4,901	4,887	0.18
DCA Investment Holdings, LLC	(5) (6) (9)	S +	6.50%	11.75%	04/03/2028	19,178	18,798	18,815	0.70
DCA Investment Holdings, LLC	(5) (9)	S +	6.50%	11.75%	04/03/2028	15,745	15,643	15,448	0.57
DCA Investment Holdings, LLC	(5) (9)	S +	6.50%	11.75%	04/03/2028	3,136	3,087	3,076	0.11
Electron BidCo, Inc.	(10)	S +	3.00%	8.44%	11/01/2028	6,895	6,902	6,906	0.26
Gateway US Holdings, Inc.	(5) (6) (9) (12)	S +	6.00%	11.45%	09/22/2026	11,212	11,153	11,212	0.42
Gateway US Holdings, Inc.	(5) (9) (12)	S +	6.00%	11.45%	09/22/2026	3,161	3,144	3,161	0.12
Gateway US Holdings, Inc.	(5) (9) (12) (15)	S +	6.00%	11.45%	09/22/2026	—	(3)	—	—
Heartland Veterinary Partners, LLC	(5) (6) (8)	S +	4.75%	10.18%	12/10/2026	2,551	2,535	2,535	0.09
Heartland Veterinary Partners, LLC	(5) (8)	S +	4.75%	10.18%	12/10/2026	5,776	5,743	5,740	0.21
Heartland Veterinary Partners, LLC	(5) (8) (15)	S +	4.75%	10.18%	12/10/2026	—	(3)	(3)	—
iCIMS, Inc.	(5) (9)	S +	7.25% (incl. 3.88% PIK)	12.55%	08/18/2028	15,201	15,037	15,201	0.56
iCIMS, Inc.	(5) (9) (15)	S +	7.25% (incl. 3.88% PIK)	12.55%	08/18/2028	—	(8)	—	—
iCIMS, Inc.	(5) (9) (15)	S +	7.25% (incl. 3.88% PIK)	12.55%	08/18/2028	40	36	40	—
Intelerad Medical Systems Incorporated	(5) (8) (12)	S +	6.50%	11.96%	08/21/2026	8,567	8,399	8,205	0.30
Intelerad Medical Systems Incorporated	(5) (8) (12)	S +	6.50%	11.96%	08/21/2026	586	580	562	0.02
Medical Solutions Holdings, Inc.	(10)	S +	3.25%	8.68%	11/01/2028	5,394	5,391	4,801	0.18
Midwest Physician Administrative Services, LLC	(9)	S +	3.25%	8.82%	03/12/2028	3,909	3,903	3,225	0.12
National Mentor Holdings, Inc.	(10)	S +	3.75%	9.18%	03/02/2028	2,740	2,724	2,575	0.10
Pacific Dental Services, LLC	(11)	S +	3.25%	8.57%	03/07/2031	3,000	3,011	2,994	0.11
Pareto Health Intermediate Holdings, Inc.	(5) (7) (8)	S +	6.25%	11.55%	06/03/2030	90,613	88,949	90,359	3.35
Pareto Health Intermediate Holdings, Inc.	(5) (8) (15)	S +	6.25%	11.55%	06/01/2029	—	(184)	(30)	—
Parexel International Corporation	(10)	S +	3.25%	8.69%	11/15/2028	6,860	6,872	6,873	0.26
PPV Intermediate Holdings, LLC	(5) (7) (9)	S +	5.75%	11.09%	08/31/2029	26,853	25,907	26,477	0.98
PPV Intermediate Holdings, LLC	(5) (9) (15)	S +	5.75%	11.09%	08/31/2029	—	(92)	(77)	—
Stepping Stones Healthcare Services, LLC	(5) (9)	S +	5.50%	10.91%	01/02/2029	4,288	4,239	4,245	0.16
Stepping Stones Healthcare Services, LLC	(5) (9)	S +	5.50%	10.91%	01/02/2029	962	952	953	0.04
Stepping Stones Healthcare Services, LLC	(5) (9) (15)	S +	5.50%	10.91%	12/30/2026	—	(5)	(6)	—
Tivity Health, Inc.	(5) (6) (9)	S +	6.00%	11.31%	06/28/2029	13,120	12,961	13,120	0.49

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(16)	Cost(4)	Fair Value	Percentage of Net Assets
Vardiman Black Holdings, LLC	(5) (6) (10)	S +	7.00%	12.43%	03/18/2027	10,794	$10,794	$10,794	0.40%
Vardiman Black Holdings, LLC	(5) (10) (15) (18)	S +	7.00%	12.43%	03/18/2027	—	(40)	(40)	—
Vermont Aus Pty Ltd.	(5) (6) (9) (12)	S +	5.65%	10.96%	03/23/2028	22,540	22,124	22,209	0.82
							296,266	297,123	11.03
Health Care Technology
Athenahealth, Inc.	(10)	S +	3.25%	8.58%	02/15/2029	4,379	4,359	4,332	0.16
Ensemble RCM, LLC		S +	3.00%	8.32%	08/01/2029	4,653	4,663	4,662	0.17
eResearchTechnology, Inc.	(8)	S +	4.50%	9.94%	02/04/2027	3,420	3,404	3,429	0.13
Gainwell Acquisition Corp.	(10)	S +	4.00%	9.41%	10/01/2027	6,841	6,860	6,530	0.24
Hyland Software, Inc.	(5) (6) (9)	S +	6.00%	11.33%	09/19/2030	70,314	69,314	69,884	2.59
Hyland Software, Inc.	(5) (9) (15)	S +	6.00%	11.33%	09/19/2029	—	(46)	(20)	—
MedAssets Software Intermediate Holdings, Inc.	(10)	S +	4.00%	9.42%	12/18/2028	6,860	6,863	5,758	0.21
Project Ruby Ultimate Parent Corp.	(9)	S +	3.25%	8.69%	03/10/2028	5,375	5,375	5,365	0.20
Symplr Software, Inc.		S +	4.50%	9.91%	12/22/2027	4,887	4,896	4,593	0.17
Verscend Holding Corp.		S +	4.00%	9.44%	08/27/2025	6,841	6,839	6,841	0.25
							112,527	111,374	4.13
Household Products
AI Aqua Merger Sub, Inc.	(10)	S +	3.75%	9.07%	07/31/2028	6,727	6,736	6,734	0.25
Industrial Conglomerates
Aptean, Inc.	(5) (7) (9)	S +	5.25%	10.57%	01/30/2031	61,585	60,979	60,979	2.26
Aptean, Inc.	(5) (9) (15)	S +	5.25%	10.57%	01/30/2031	542	485	485	0.02
Aptean, Inc.	(5) (9) (15)	S +	5.25%	10.57%	01/30/2031	—	(56)	(56)	—
Excelitas Technologies Corp.	(5) (7) (9)	S +	5.75%	11.16%	08/13/2029	37,309	36,729	37,149	1.38
Excelitas Technologies Corp.	(5) (9)	E +	5.75%	9.65%	08/13/2029	5,660	5,761	6,087	0.23
Excelitas Technologies Corp.	(5) (9) (15)	S +	5.75%	11.16%	08/13/2029	—	(17)	(4)	—
Excelitas Technologies Corp.	(5) (9) (15)	S +	5.75%	11.16%	08/14/2028	2,290	2,245	2,277	0.08
Filtration Group Corporation		S +	3.50%	8.94%	10/21/2028	4,887	4,892	4,895	0.18
Raptor Merger Sub Debt, LLC	(5) (6) (9)	S +	6.75%	12.05%	04/01/2029	32,151	31,349	32,151	1.19
Raptor Merger Sub Debt, LLC	(5) (9) (15)	S +	6.75%	12.05%	04/01/2029	488	434	488	0.02
							142,801	144,451	5.36
Insurance Services
Alliant Holdings Intermediate, LLC	(10)	S +	3.50%	8.83%	11/06/2030	7,203	7,213	7,230	0.27
Amerilife Holdings, LLC	(5) (6) (9)	S +	5.75%	11.08%	08/31/2029	14,925	14,677	14,798	0.55
AssuredPartners, Inc.	(10)	S +	3.50%	8.88%	02/12/2027	4,987	5,000	4,990	0.19
Foundation Risk Partners Corp.	(5) (6) (9)	S +	6.00%	11.79%	10/29/2028	17,063	16,745	17,063	0.63
Foundation Risk Partners Corp.	(5) (9)	S +	6.00%	11.79%	10/29/2028	14,747	14,515	14,747	0.55
Foundation Risk Partners Corp.	(5) (9) (15)	S +	6.00%	11.79%	10/29/2027	—	(6)	—	—
Galway Borrower, LLC	(5) (6) (7) (9) (15)	S +	5.25%	10.67%	09/29/2028	39,570	38,723	38,138	1.42

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(16)	Cost(4)	Fair Value	Percentage of Net Assets
Galway Borrower, LLC	(5) (6) (9)	S +	5.25%	10.67%	09/29/2028	2,931	$2,859	$2,860	0.11%
Galway Borrower, LLC	(5) (9) (15)	S +	5.25%	10.67%	09/29/2028	430	393	367	0.01
Higginbotham Insurance Agency, Inc.	(5) (6) (8)	S +	5.50%	10.93%	11/24/2028	1,206	1,197	1,206	0.04
Higginbotham Insurance Agency, Inc.	(5) (8) (15)	S +	5.50%	10.93%	11/24/2028	9,501	9,307	9,389	0.35
High Street Buyer, Inc.	(5) (9) (15)	S +	5.25%	10.56%	04/14/2028	15,710	15,158	15,194	0.56
HUB International Limited	(11)	S +	3.25%	8.57%	06/20/2030	5,000	5,006	5,001	0.19
Long Term Care Group, Inc.	(5) (6) (9) (18)	S +	7.00% (incl. 6.00% PIK)	12.57%	09/08/2027	11,944	11,788	9,868	0.37
Inszone Mid, LLC	(5) (7) (8)	S +	5.75%	10.98%	11/12/2029	13,885	13,619	13,658	0.51
Inszone Mid, LLC	(5) (8) (15)	S +	5.75%	10.98%	11/12/2029	3,513	3,287	3,179	0.12
Inszone Mid, LLC	(5) (8) (15)	S +	5.75%	10.98%	11/12/2029	—	(48)	(42)	—
Integrity Marketing Acquisition, LLC	(5) (6) (7) (9) (15)	S +	6.00%	11.34%	08/27/2026	37,660	37,343	37,254	1.38
Integrity Marketing Acquisition, LLC	(5) (7) (9)	S +	6.00%	11.34%	08/27/2026	84,920	84,032	84,212	3.13
Keystone Agency Investors	(5) (6) (8)	S +	5.50%	10.95%	05/03/2027	6,817	6,743	6,740	0.25
Keystone Agency Investors	(5) (6) (8)	S +	5.50%	10.95%	05/03/2027	7,237	7,162	7,155	0.27
Patriot Growth Insurance Services, LLC	(5) (6) (9)	S +	5.50%	10.95%	10/16/2028	6,487	6,397	6,449	0.24
Patriot Growth Insurance Services, LLC	(5) (9)	S +	5.50%	10.95%	10/14/2028	24,258	23,899	24,117	0.90
Patriot Growth Insurance Services, LLC	(5) (9) (15)	S +	5.50%	10.95%	10/16/2028	—	(6)	(3)	—
Peter C. Foy & Associates Insurance Services, LLC	(5) (6) (9)	S +	6.00%	11.44%	11/01/2028	15,206	14,991	15,131	0.56
Peter C. Foy & Associates Insurance Services, LLC	(5) (6) (9) (15)	S +	6.00%	11.44%	11/01/2028	17,633	17,400	17,451	0.65
Peter C. Foy & Associates Insurance Services, LLC	(5) (9) (15)	S +	6.00%	11.44%	11/01/2027	—	(1)	(2)	—
RSC Acquisition, Inc.	(5) (9)	S +	5.50%	10.96%	11/01/2029	9,153	9,101	9,117	0.34
RSC Acquisition, Inc.	(5) (9) (15)	S +	5.50%	10.96%	11/01/2029	53,261	52,881	53,048	1.97
Summit Acquisition, Inc.	(5) (6) (9)	S +	6.75%	12.06%	05/01/2030	22,231	21,623	22,231	0.83
Summit Acquisition, Inc.	(5) (9) (15)	S +	6.75%	12.06%	05/01/2030	—	(65)	—	—
Summit Acquisition, Inc.	(5) (9) (15)	S +	6.75%	12.06%	05/01/2029	—	(63)	—	—
USI, Inc.		S +	3.25%	8.45%	09/27/2030	4,987	5,002	4,988	0.19
World Insurance Associates, LLC	(5) (6) (7) (8)	S +	6.00%	11.32%	04/03/2028	92,960	91,196	90,980	3.38
							537,068	536,514	19.92
Interactive Media & Services
Arches Buyer, Inc.	(10)	S +	3.25%	8.68%	12/06/2027	2,443	2,437	2,364	0.09
Triple Lift, Inc.	(5) (6) (10)	S +	5.50%	11.23%	05/05/2028	4,655	4,587	4,361	0.16
							7,024	6,725	0.25
IT Services
Catalis Intermediate, Inc.	(5) (6) (9)	S +	5.50%	10.95%	08/04/2027	6,736	6,627	6,495	0.24
Catalis Intermediate, Inc.	(5) (9)	S +	5.50%	10.95%	08/04/2027	1,516	1,497	1,461	0.05
Catalis Intermediate, Inc.	(5) (9) (15)	S +	5.50%	10.95%	08/04/2027	282	270	253	0.01
Donuts, Inc.	(5) (6) (8)	S +	6.00%	11.53%	12/29/2027	11,638	11,638	11,638	0.43

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(16)	Cost(4)	Fair Value	Percentage of Net Assets
Endure Digital, Inc.	(9)	S +	3.50%	9.42%	02/10/2028	5,436	$5,366	$5,286	0.20%
Red Planet Borrower, LLC	(10)	S +	3.75%	9.18%	10/02/2028	4,887	4,898	4,799	0.18
Redwood Services Group, LLC	(5) (7) (9)	S +	6.25%	11.66%	12/31/2025	38,552	38,121	38,552	1.43
Redwood Services Group, LLC	(5) (9) (15)	S +	6.25%	11.66%	12/31/2025	22,948	22,533	22,841	0.85
Sedgwick Claims Management Services, Inc.		S +	3.75%	9.08%	02/24/2028	6,982	7,008	6,993	0.26
							97,958	98,318	3.65
Leisure Products
GSM Acquisition Corp. (GSM Outdoors)	(5) (6) (8)	S +	5.00%	10.44%	11/16/2026	7,061	7,018	7,027	0.26
SRAM, LLC	(10)	S +	2.75%	8.19%	05/18/2028	1,651	1,653	1,650	0.06
							8,671	8,677	0.32
Life Sciences Tools & Services
Curia Global, Inc.	(9)	S +	3.75%	9.16%	08/30/2026	6,842	6,850	6,499	0.24
Machinery
Answer Acquisition, LLC	(5) (6) (8)	S +	5.75%	11.20%	12/30/2026	17,877	17,659	17,710	0.66
Answer Acquisition, LLC	(5) (8) (15)	S +	5.75%	11.20%	12/30/2026	664	640	646	0.02
Chase Intermediate, LLC	(5) (15)	S +	5.25%	10.70%	10/30/2028	—	(167)	(436)	(0.02)
Chase Intermediate, LLC	(5) (15)	S +	5.25%	10.70%	10/30/2028	—	(17)	(18)	—
Engineered Machinery Holdings, Inc.	(9)	S +	3.75%	9.32%	05/19/2028	5,436	5,423	5,412	0.20
Madison IAQ, LLC	(10)	S +	3.25%	8.69%	06/21/2028	4,887	4,883	4,877	0.18
MHE Intermediate Holdings, LLC	(5) (8)	S +	6.00%	11.61%	07/21/2027	4,347	4,299	4,323	0.16
MHE Intermediate Holdings, LLC	(5) (8)	S +	6.00%	11.46%	07/21/2027	4,909	4,840	4,909	0.18
Roper Industrial Products Investment Company LLC	(11)	S +	4.00%	9.30%	11/22/2029	4,000	4,020	4,022	0.15
TK Elevator US Newco, Inc.	(10)	S +	3.50%	8.79%	04/30/2030	6,889	6,910	6,909	0.26
							48,490	48,354	1.80
Media
Aragorn Parent Corporation		S +	4.25%	9.58%	12/15/2028	5,865	5,853	5,876	0.22
Ascend Learning, LLC	(10)	S +	3.50%	8.93%	12/11/2028	4,894	4,886	4,861	0.18
							10,739	10,737	0.40
Metals & Mining
Clydesdale Acquisition Holdings, Inc.	(10)	S +	3.68%	9.11%	04/13/2029	3,990	3,995	3,994	0.15
Multi-Utilities
AWP Group Holdings, Inc.	(5) (6) (8)	S +	5.50%	10.90%	12/24/2029	28,586	27,330	28,292	1.05
AWP Group Holdings, Inc.	(5) (8) (15)	S +	5.50%	10.90%	12/24/2029	401	322	314	0.01
AWP Group Holdings, Inc.	(5) (8) (15)	S +	5.50%	10.81%	12/24/2029	935	877	902	0.03
							28,529	29,508	1.10
Personal Care Products
Conair Holdings, LLC	(10)	S +	3.75%	9.19%	05/17/2028	3,910	3,913	3,868	0.14

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(16)	Cost(4)	Fair Value	Percentage of Net Assets
Pharmaceuticals
Caerus US 1, Inc.	(5) (7) (9) (12)	S +	5.75%	11.06%	05/25/2029	39,299	$38,641	$39,299	1.46%
Caerus US 1, Inc.	(5) (9) (12) (15)	S +	5.75%	11.06%	05/25/2029	2,538	2,470	2,538	0.09
Caerus US 1, Inc.	(5) (9) (12) (15)	S +	5.75%	11.06%	05/25/2029	—	(65)	—	—
Cambrex Corporation		S +	3.50%	8.93%	12/04/2026	2,432	2,436	2,365	0.09
Packaging Coordinators Midco, Inc.	(9)	S +	3.50%	9.07%	11/30/2027	6,841	6,855	6,851	0.25
							50,337	51,053	1.90
Professional Services
Bridgepointe Technologies, LLC	(5) (8)	S +	6.50%	11.96%	12/31/2027	13,026	12,673	12,845	0.48
Bridgepointe Technologies, LLC	(5) (8) (15)	S +	6.50%	11.96%	12/31/2027	3,717	3,198	3,457	0.13
Bullhorn, Inc.	(5) (8)	S +	5.50%	10.93%	09/30/2026	3,254	3,233	3,233	0.12
Bullhorn, Inc.	(5) (8)	S +	5.50%	10.93%	09/30/2026	231	229	229	0.01
Bullhorn, Inc.	(5) (8) (15)	S +	5.50%	10.93%	09/30/2026	—	(1)	(1)	—
EAB Global, Inc.		S +	3.50%	8.94%	08/16/2028	3,990	3,988	3,988	0.15
GPS Merger Sub, LLC	(5) (6) (8)	S +	6.00%	11.32%	10/02/2029	11,048	10,841	10,865	0.40
GPS Merger Sub, LLC	(5) (8) (15)	S +	6.00%	11.32%	10/02/2029	—	(26)	(48)	—
GPS Merger Sub, LLC	(5) (8) (15)	S +	6.00%	11.32%	10/02/2029	—	(42)	(38)	—
KENG Acquisition, Inc.	(5) (6) (8)	S +	6.25%	11.56%	08/01/2029	10,927	10,676	10,820	0.40
KENG Acquisition, Inc.	(5) (8) (15)	S +	6.25%	11.56%	08/01/2029	1,358	1,249	1,276	0.05
KENG Acquisition, Inc.	(5) (8) (15)	S +	6.25%	11.56%	08/01/2029	332	265	303	0.01
KWOR Acquisition, Inc.	(5) (6) (8)	S +	5.25%	10.68%	12/22/2028	22,870	22,544	22,641	0.84
KWOR Acquisition, Inc.	(5) (8) (15)	S +	5.25%	10.68%	12/22/2028	4,648	4,483	4,477	0.17
KWOR Acquisition, Inc.	(5) (15)	P +	4.25%	12.75%	12/22/2027	551	542	542	0.02
Project Boost Purchaser, LLC	(5) (6) (9)	S +	5.25%	10.59%	05/02/2029	12,116	12,021	12,116	0.45
Project Boost Purchaser, LLC	(5) (9) (15)	S +	5.25%	10.59%	05/02/2029	—	(5)	—	—
Project Boost Purchaser, LLC	(5) (9) (15)	S +	5.25%	10.59%	05/02/2028	—	(7)	—	—
Tempo Acquisition, LLC	(10)	S +	2.75%	8.08%	08/31/2028	4,888	4,906	4,900	0.18
							90,767	91,605	3.40
Real Estate Management & Development
Associations, Inc.	(5) (6) (8)	S +	6.50% (incl. 2.50% PIK)	12.09%	07/02/2027	16,032	15,926	15,904	0.59
Associations, Inc.	(5) (8) (15)	S +	6.50% (incl. 2.50% PIK)	12.09%	07/02/2027	31,388	31,187	31,135	1.16
MRI Software, LLC	(5) (8)	S +	5.50%	10.90%	02/10/2027	39,669	39,594	39,506	1.47
MRI Software, LLC	(5) (8) (15)	S +	5.50%	10.90%	02/10/2027	—	(27)	(27)	—
MRI Software, LLC	(5) (8) (15)	S +	5.50%	10.90%	02/10/2027	—	(10)	(14)	—
Zarya Intermediate, LLC	(5) (6) (8) (12)	S +	6.50%	11.84%	07/01/2027	29,630	29,584	29,385	1.09

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(16)	Cost(4)	Fair Value	Percentage of Net Assets
Zarya Intermediate, LLC	(5) (8) (12) (15)	S +	6.50%	11.84%	07/01/2027	—	$—	$(20)	—%
							116,254	115,869	4.30
Software
Anaplan, Inc.	(5) (7) (9)	S +	6.50%	11.81%	06/21/2029	66,814	65,915	66,814	2.48
Appfire Technologies, LLC	(5) (8)	S +	5.50%	10.95%	03/09/2027	2,994	2,980	2,965	0.11
Appfire Technologies, LLC	(5) (8) (15)	S +	5.50%	10.95%	03/09/2027	—	(30)	(35)	—
Appfire Technologies, LLC	(5) (15)	P +	4.50%	13.00%	03/09/2027	136	131	130	—
Applied Systems, Inc.	(11)	S +	3.50%	8.81%	02/24/2031	4,000	4,020	4,022	0.15
Astra Acquisition Corp.	(10)	S +	5.25%	10.57%	10/25/2028	1,484	1,473	594	0.02
Bottomline Technologies, Inc.	(5) (6) (9)	S +	5.75%	11.08%	05/14/2029	23,945	23,557	23,896	0.89
Bottomline Technologies, Inc.	(5) (9) (15)	S +	5.75%	11.08%	05/15/2028	—	(24)	—	—
Central Parent, Inc.		S +	4.00%	9.31%	07/06/2029	4,000	4,015	4,010	0.15
Cloud Software Group, Inc.	(11)	S +	4.50%	9.91%	03/30/2029	4,000	3,970	3,979	0.15
Cloudera, Inc.	(10)	S +	3.75%	9.18%	10/08/2028	2,450	2,448	2,438	0.09
Coupa Holdings, LLC	(5) (7) (9)	S +	7.50%	12.81%	02/27/2030	20,712	20,249	20,583	0.76
Coupa Holdings, LLC	(5) (9) (15)	S +	7.50%	12.81%	02/27/2030	—	(7)	(4)	—
Coupa Holdings, LLC	(5) (9) (15)	S +	7.50%	12.81%	02/27/2029	—	(11)	(3)	—
Cyara AcquisitionCo, LLC	(5) (8)	S +	6.75% (incl. 2.75% PIK)	12.56%	06/28/2029	56,567	55,180	55,724	2.07
Cyara AcquisitionCo, LLC	(5) (8) (15)	S +	6.75% (incl. 2.75% PIK)	12.56%	06/28/2029	—	(91)	(56)	—
Delta TopCo, Inc.	(9)	S +	3.75%	9.12%	12/01/2027	5,217	5,221	5,220	0.19
E-Discovery AcquireCo, LLC	(5) (8)	S +	6.50%	11.84%	08/29/2029	31,625	30,890	31,170	1.16
E-Discovery AcquireCo, LLC	(5) (8) (15)	S +	6.50%	11.84%	08/29/2029	—	(65)	(41)	—
ECI Macola Max Holding, LLC	(9)	S +	3.75%	9.31%	11/09/2027	4,886	4,892	4,892	0.18
Epicor Software Corporation	(9)	S +	3.25%	8.69%	07/30/2027	6,443	6,460	6,461	0.24
Formstack Acquisition Co	(5) (8)	S +	5.25%	10.57%	03/28/2030	81,875	80,649	80,647	2.99
Formstack Acquisition Co	(5) (8) (15)	S +	5.25%	10.57%	03/28/2030	—	(246)	(246)	(0.01)
Formstack Acquisition Co	(5) (8) (15)	S +	5.25%	10.57%	03/28/2030	—	(246)	(246)	(0.01)
Fullsteam Operations, LLC	(5) (8)	S +	8.25%	13.73%	11/27/2029	19,313	18,756	19,171	0.71
Fullsteam Operations, LLC	(5) (8) (15)	S +	8.25%	13.73%	11/27/2029	4,561	4,200	4,326	0.16
Fullsteam Operations, LLC	(5) (8) (15)	S +	8.25%	13.73%	11/27/2029	—	(31)	(8)	—
GoTo Group, Inc.		S +	4.75%	10.17%	04/30/2028	4,834	4,043	4,173	0.15
Granicus, Inc.	(5) (7) (9)	S +	5.25%	10.62%	01/17/2031	59,828	59,248	59,248	2.20
Granicus, Inc.	(5) (9) (15)	S +	5.25%	10.62%	01/17/2031	—	(49)	(43)	—
Granicus, Inc.	(5) (9) (15)	S +	5.25%	10.62%	01/17/2031	—	(82)	(82)	—
GS AcquisitionCo, Inc.	(5) (8)	S +	5.00%	10.30%	05/25/2028	29,807	29,647	29,807	1.11
GS AcquisitionCo, Inc.	(5) (8) (15)	S +	5.00%	10.30%	05/25/2028	—	(29)	(29)	—

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(16)	Cost(4)	Fair Value	Percentage of Net Assets
GS AcquisitionCo, Inc.	(5) (8) (15)	S +	5.00%	10.30%	05/25/2028	—	$(23)	$—	—%
Icefall Parent, Inc.	(5) (8)	S +	6.50%	11.80%	01/25/2030	25,054	24,563	24,563	0.91
Icefall Parent, Inc.	(5) (8) (15)	S +	6.50%	11.80%	01/25/2030	—	(46)	(46)	—
Imprivata, Inc.	(10)	S +	3.75%	9.32%	12/01/2027	6,469	6,467	6,482	0.24
Ivanti Software, Inc.	(10)	S +	4.25%	9.84%	12/01/2027	2,450	2,452	2,290	0.09
Kaseya, Inc.	(5) (7) (9)	S +	6.00% (incl. 2.50% PIK)	11.31%	06/25/2029	52,587	51,979	52,571	1.95
Kaseya, Inc.	(5) (9) (15)	S +	6.00% (incl. 2.50% PIK)	11.31%	06/25/2029	195	177	194	0.01
Kaseya, Inc.	(5) (9) (15)	S +	6.00% (incl. 2.50% PIK)	11.31%	06/25/2029	794	760	793	0.03
LegitScript, LLC	(5) (6) (9)	S +	5.75%	11.08%	06/24/2029	33,127	32,596	32,925	1.22
LegitScript, LLC	(5) (9) (15)	S +	5.75%	11.08%	06/24/2029	876	802	820	0.03
LegitScript, LLC	(5) (9) (15)	S +	5.75%	11.08%	06/24/2028	1,250	1,177	1,218	0.05
Magenta Buyer, LLC	(9)	S +	5.00%	10.57%	07/27/2028	4,900	4,886	2,881	0.11
Matrix Parent, Inc.	(5) (9) (14)	S +	5.00%	10.50%	03/01/2029	12,773	12,671	8,047	0.30
Maverick Bidco, Inc.	(10)	S +	3.75%	9.21%	05/18/2028	3,920	3,906	3,900	0.14
McAfee, LLC	(11)	S +	3.75%	9.17%	03/01/2029	5,000	5,000	4,984	0.19
Mediaocean, LLC	(10)	S +	3.50%	8.93%	12/15/2028	1,960	1,965	1,937	0.07
Montana Buyer, Inc.	(5) (6) (9)	S +	5.75%	11.08%	07/22/2029	26,664	26,226	26,560	0.99
Montana Buyer, Inc.	(5) (9) (15)	P +	4.75%	13.25%	07/22/2028	436	392	424	0.02
Netwrix Corporation And Concept Searching, Inc.	(5) (6) (9)	S +	5.00%	10.38%	06/11/2029	24,209	24,024	23,959	0.89
Netwrix Corporation And Concept Searching, Inc.	(5) (9) (15)	S +	5.00%	10.31%	06/11/2029	361	355	356	0.01
Netwrix Corporation And Concept Searching, Inc.	(5) (9) (15)	S +	5.00%	10.38%	06/11/2029	—	(11)	(16)	—
Oak Purchaser, Inc.	(5) (9)	S +	5.50%	10.81%	04/28/2028	10,710	10,602	10,502	0.39
Oak Purchaser, Inc.	(5) (9) (15)	S +	5.50%	10.81%	04/28/2028	5,583	5,503	5,488	0.20
Oak Purchaser, Inc.	(5) (9) (15)	S +	5.50%	10.81%	04/28/2028	—	(8)	(11)	—
Polaris Newco, LLC	(10)	S +	4.00%	9.57%	06/02/2028	4,887	4,901	4,838	0.18
Project Leopard Holdings, Inc.	(6) (10) (12)	S +	5.25%	10.66%	07/20/2029	22,002	20,742	20,252	0.75
Proofpoint, Inc.	(10)	S +	3.25%	8.69%	08/31/2028	7,095	7,087	7,095	0.26
Quartz Acquireco, LLC	(11)	S +	3.50%	8.08%	06/28/2030	5,000	5,012	5,006	0.19
Quest Software US Holdings, Inc.	(10)	S +	4.25%	9.71%	02/01/2029	3,940	3,919	2,978	0.11
Revalize, Inc.	(5) (8)	S +	5.75%	11.21%	04/15/2027	5,803	5,771	5,456	0.20
Revalize, Inc.	(5) (8) (15)	S +	5.75%	11.21%	04/15/2027	177	173	135	0.01
Riskonnect Parent, LLC	(5) (7) (9)	S +	5.50%	10.82%	12/07/2028	29,795	29,246	29,246	1.09
Riskonnect Parent, LLC	(5) (9) (15)	S +	5.50%	10.82%	12/07/2028	5,698	5,551	5,566	0.21
Riskonnect Parent, LLC	(5) (9) (15)	S +	5.50%	10.82%	12/07/2028	—	(82)	(82)	—
Securonix, Inc.	(5) (6) (9)	S +	6.00%	11.33%	04/05/2028	21,010	20,741	19,945	0.74
Securonix, Inc.	(5) (9) (15)	S +	6.00%	11.33%	04/05/2028	—	(44)	(192)	(0.01)

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(16)	Cost(4)	Fair Value	Percentage of Net Assets
Skopima Merger Sub, Inc.	(10)	S +	4.00%	9.44%	05/12/2028	2,444	$2,448	$2,431	0.09%
Sophia, L.P.		S +	3.50%	8.93%	10/09/2029	5,344	5,341	5,364	0.20
Sovos Compliance, LLC	(10)	S +	4.50%	9.94%	08/11/2028	1,956	1,967	1,937	0.07
Trunk Acquisition, Inc.	(5) (6) (8)	S +	5.75%	11.20%	02/19/2027	6,720	6,678	6,622	0.25
Trunk Acquisition, Inc.	(5) (8) (15)	S +	5.75%	11.20%	02/19/2026	—	(3)	(9)	—
UKG, Inc.		S +	3.50%	8.81%	02/10/2031	5,000	5,012	5,024	0.19
Veritas US, Inc.	(8)	S +	5.00%	10.44%	09/01/2025	4,886	4,892	4,509	0.17
Vision Solutions, Inc.	(10)	S +	4.00%	9.59%	04/24/2028	4,887	4,886	4,883	0.18
							777,686	771,302	28.63
Specialty Retail
Wheel Pros, LLC	(9)	S +	4.50%	10.09%	05/11/2028	2,444	2,446	1,963	0.07
Transportation Infrastructure
Brown Group Holding, LLC	(10)	S +	3.00%	8.33%	07/02/2029	5,000	5,006	4,998	0.19
Wireless Telecommunication Services
CCI Buyer, Inc.	(9)	S +	4.00%	9.30%	12/17/2027	4,927	4,881	4,894	0.18
Mobile Communications America, Inc.	(5) (6) (8)	S +	6.00%	11.31%	10/16/2029	13,356	13,167	13,232	0.49
Mobile Communications America, Inc.	(5) (8) (15)	S +	6.00%	11.31%	10/16/2029	—	(30)	(40)	—
Mobile Communications America, Inc.	(5) (8) (15)	S +	6.00%	11.31%	10/16/2029	—	(30)	(20)	—
							17,988	18,066	0.67
Total First Lien Debt							$3,797,497	$3,777,505	140.24%
Second Lien Debt
Commercial Services & Supplies
Sweep Midco LLC	(5) (8) (17)				03/12/2036	1,532	$—	$—	—%
Sweep Midco LLC	(5) (8) (17)				03/12/2034	528	264	264	0.01
							264	264	0.01
Electronic Equipment, Instruments & Components
Infinite Bidco, LLC	(10)	S +	7.00%	12.57%	03/02/2029	9,800	8,467	8,240	0.31
Infinite Bidco, LLC	(10)	S +	7.00%	12.57%	03/02/2029	2,500	2,173	2,102	0.08
							10,640	10,342	0.38
Health Care Providers & Services
Heartland Veterinary Partners, LLC	(5) (8)	S +	8.00%	13.43%	12/10/2027	360	355	354	0.01
Heartland Veterinary Partners, LLC	(5) (8)	S +	8.00%	13.43%	12/10/2027	140	138	137	0.01
							493	491	0.02
Software
Matrix Parent, Inc.	(5) (10) (14)	S +	8.00%	12.75%	03/01/2030	10,880	10,505	—	—
Total Second Lien Debt							$21,902	$11,097	0.41%

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Acquisition Date	Maturity Date	Par Amount/ Shares(16)	Cost(4)	Fair Value	Percentage of Net Assets
Other Investments
Unsecured Debt
Fetch Insurance Services, LLC	(5)		12.75% (incl. 3.75% PIK)			10/31/2027	2,585	$2,529	$2,508	0.09%
Total Unsecured Debt								2,529	2,508	0.09
Preferred Equity
FORTIS Solutions Group, LLC	(5) (13)		12.25%		6/24/2022		3,000,000	$3,650	$2,910	0.11%
Knockout Intermediate Holdings I, Inc.	(5) (13)		11.75%		6/25/2022		9,990	11,689	11,698	0.43
Revalize, Inc.	(5) (13)	S +	10.00%		4/14/2022		1,164	1,407	1,469	0.05
RSK Holdings, Inc. (Riskonnect)	(5) (13)	S +	10.50%		7/7/2022		10,358,600	12,565	13,031	0.48
Vardiman Black Holdings, LLC	(5) (13)		6.00% PIK		3/29/2024		5,298,893	3,375	3,375	0.13
Total Preferred Equity								32,686	32,483	1.21
Common Equity
Amerilife Holdings, LLC	(5) (13)				9/1/2022		9,880	$273	$357	0.01%
Frisbee Holdings, LP (Fetch)	(5) (13)				10/31/2022		28,531	363	363	0.01
Fullsteam Operations, LLC	(5) (13)				11/27/2023		44,487	1,500	1,500	0.06
LUV Car Wash	(5) (13)				4/6/2022		1,260	1,260	785	0.03
Reveal Data Solutions	(5) (13)				8/29/2023		849,231	1,104	1,197	0.04
SDB Holdco, LLC	(5) (13)				3/29/2024		10,921,109	—	—	—
Surewerx Topco, LP	(5) (12) (13)				12/28/2022		189	189	222	0.01
Total Common Equity								$4,689	$4,424	0.16%
Total Other Investments								$39,904	$39,415	1.46%
Total Portfolio Investments								$3,859,303	$3,828,017	142.11%

				Interest Rate Swaps(a)(b)(c)
Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation/(Depreciation)
SMBC Capital Markets, Inc.	Series A 2026 Notes	8.10%	S + 4.34%	3/16/2026	$204,000	$(1,831)	$—	$(1,831)
SMBC Capital Markets, Inc.	Series A 2028 Notes	8.13%	S + 4.56%	3/16/2028	146,000	(2,046)	—	(2,046)
SMBC Capital Markets, Inc.	Series B 2026 Notes	8.84%	S + 5.13%	8/10/2026	107,000	(1,129)	—	(1,129)
SMBC Capital Markets, Inc.	Series B 2028 Notes	8.88%	S + 5.30%	8/10/2028	128,000	(1,886)	—	(1,886)
SMBC Capital Markets, Inc.	Series C 2027 Notes	8.92%	S + 4.49%	3/1/2027	136,500	198	—	(2,269)
SMBC Capital Markets, Inc.	Series C 2029 Notes	9.07%	S + 4.77%	3/1/2029	163,500	1,410	—	(3,674)
Total					$885,000	$(5,284)	$—	$(12,835)

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

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2024
(In thousands)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments (including preferred equity investments) are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of March 31, 2024, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2024, the Company is not an “affiliated person” of any of its portfolio companies.

(2)	Unless otherwise indicated, the Company's investments are pledged as collateral supporting the amounts outstanding under the ING Facility (as defined below). See Note 6 "Debt".
(3)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either EURIBOR ("E"), SOFR ("S") or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2024. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2024. As of March 31, 2024, the reference rates for our variable rate loans were the 3-month E at 3.89%, 1-month S at 5.33%, 3-month S at 5.30%, 6-month S at 5.22% and the P at 8.50%.

(4)	The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(5)	These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Company’s Valuation Designee (the “Valuation Designee”), under the supervision of the Company’s Board of Directors (the “Board of Directors” or “Board”) (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(6)	Assets or a portion thereof are pledged as collateral for the Wells Fargo Funding Facility (as defined below). See Note 6 “Debt”.
(7)	Assets or a portion thereof are pledged as collateral for the CBNA Facility (as defined below). See Note 6 “Debt”.
(8)	Loan includes interest rate floor of 1.00%.
(9)	Loan includes interest rate floor of 0.75%.
(10)	Loan includes interest rate floor of 0.50%.
(11)	Position or portion thereof unsettled as of March 31, 2024.
(12)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2024 non-qualifying assets represented 4.83% of total assets as calculated in accordance with regulatory requirements.

(13)
Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities”. As of March 31, 2024, the aggregate fair value of these securities is $36,907 or 1.37% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(14)	Investment was on non-accrual status as of March 31, 2024.
(15) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date started. See below for more information on the Company’s unfunded commitments as of March 31, 2024.

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
48Forty Solutions, LLC	Revolver	11/30/2026	$1,683	$(215)
AWP Group Holdings, Inc.	Delayed Draw Term Loan	08/01/2025	8,062	(83)
AWP Group Holdings, Inc.	Revolver	12/24/2029	2,290	(24)
Abracon Group Holdings, LLC	Delayed Draw Term Loan	07/06/2024	1,905	(489)
Advarra Holdings, Inc.	Delayed Draw Term Loan	08/26/2024	1,191	(12)
Answer Acquisition, LLC	Revolver	12/30/2026	1,336	(12)
Apex Service Partners, LLC	Delayed Draw Term Loan	10/24/2025	5,662	(102)
Apex Service Partners, LLC	Revolver	10/24/2029	2,586	(47)
Appfire Technologies, LLC	Delayed Draw Term Loan	06/13/2024	3,680	(35)
Appfire Technologies, LLC	Revolver	03/09/2027	459	(4)
Applitools, Inc.	Revolver	05/25/2028	1,400	(29)
Aptean, Inc.	Delayed Draw Term Loan	01/30/2026	10,588	(54)
Aptean, Inc.	Revolver	01/30/2031	5,710	(56)
Arcoro Holdings Corp.	Revolver	03/28/2030	9,261	(185)
Associations, Inc.	Delayed Draw Term Loan	06/10/2024	215	(2)
Atlas Us Finco, Inc.	Revolver	12/09/2028	1,283	—
Avalara, Inc.	Revolver	10/19/2028	2,006	—
Bottomline Technologies, Inc.	Revolver	05/15/2028	1,733	—
Bradyifs Holdings, LLC	Delayed Draw Term Loan	10/31/2025	3,384	(45)
Bradyifs Holdings, LLC	Revolver	10/31/2029	3,448	(46)
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	04/01/2025	15,059	(209)
Bullhorn, Inc.	Revolver	09/30/2026	143	(1)
COP Collisionright Parent, LLC	Delayed Draw Term Loan	01/29/2030	16,628	(169)
COP Collisionright Parent, LLC	Revolver	01/29/2030	4,160	(81)
Caerus US 1, Inc.	Delayed Draw Term Loan	10/28/2024	3,188	—
Caerus US 1, Inc.	Revolver	05/25/2029	4,179	—
Catalis Intermediate, Inc.	Revolver	08/04/2027	536	(19)
Chase Intermediate, LLC	Delayed Draw Term Loan	08/31/2025	18,851	(436)
Chase Intermediate, LLC	Revolver	10/30/2028	943	(18)
Coupa Holdings, LLC	Delayed Draw Term Loan	08/27/2024	699	(4)
Coupa Holdings, LLC	Revolver	02/27/2029	536	(3)
Cyara AcquisitionCo, LLC	Revolver	06/28/2029	3,769	(56)
Dwyer Instruments, Inc.	Delayed Draw Term Loan	12/22/2025	17,148	(233)
Dwyer Instruments, Inc.	Revolver	07/21/2027	2,733	(30)
E-Discovery AcquireCo, LLC	Revolver	08/29/2029	2,875	(41)
EVDR Purchaser, Inc.	Delayed Draw Term Loan	10/02/2024	11,847	(116)
EVDR Purchaser, Inc.	Revolver	02/14/2031	4,265	(84)
Energy Labs Holdings Corp.	Revolver	04/07/2028	866	(8)

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Excelitas Technologies Corp.	Delayed Draw Term Loan	08/12/2024	$1,032	$(4)
Excelitas Technologies Corp.	Revolver	08/14/2028	805	(3)
FLS Holding, Inc.	Revolver	12/17/2027	833	(5)
FORTIS Solutions Group, LLC	Delayed Draw Term Loan	06/24/2024	10,196	—
FORTIS Solutions Group, LLC	Revolver	10/15/2027	610	—
Formstack Acquisition Co	Delayed Draw Term Loan	03/30/2026	32,750	(246)
Formstack Acquisition Co	Revolver	03/28/2030	16,375	(246)
Foundation Risk Partners Corp.	Revolver	10/29/2027	653	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	05/27/2025	2,263	(17)
Fullsteam Operations, LLC	Delayed Draw Term Loan	11/27/2025	1,954	(14)
Fullsteam Operations, LLC	Delayed Draw Term Loan	08/25/2025	18,501	(136)
Fullsteam Operations, LLC	Delayed Draw Term Loan	02/23/2026	4,625	(34)
Fullsteam Operations, LLC	Revolver	11/27/2029	1,080	(8)
GC Waves Holdings, Inc.	Delayed Draw Term Loan	12/31/2024	29,003	(415)
GC Waves Holdings, Inc.	Revolver	08/10/2029	1,690	(24)
GPS Merger Sub, LLC	Delayed Draw Term Loan	10/02/2025	2,864	(48)
GPS Merger Sub, LLC	Revolver	10/02/2029	2,292	(38)
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	03/26/2026	11,595	(29)
GS AcquisitionCo, Inc.	Revolver	05/25/2028	4,361	—
Galway Borrower, LLC	Delayed Draw Term Loan	02/02/2026	5,179	(25)
Galway Borrower, LLC	Delayed Draw Term Loan	04/28/2024	18,062	(435)
Galway Borrower, LLC	Revolver	09/29/2028	2,235	(54)
Gateway US Holdings, Inc.	Revolver	09/22/2026	454	—
Granicus, Inc.	Delayed Draw Term Loan	01/17/2026	8,936	(43)
Granicus, Inc.	Revolver	01/17/2031	8,469	(82)
Heartland Veterinary Partners, LLC	Revolver	12/10/2026	519	(3)
Helios Service Partners, LLC	Delayed Draw Term Loan	02/07/2025	5,426	(50)
Helios Service Partners, LLC	Revolver	03/19/2027	963	(9)
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	03/27/2026	22,478	(112)
High Street Buyer, Inc.	Delayed Draw Term Loan	02/04/2025	11,756	(117)
High Street Buyer, Inc.	Delayed Draw Term Loan	03/11/2026	24,566	(244)
Hyland Software, Inc.	Revolver	09/19/2029	3,341	(20)
Icefall Parent, Inc.	Revolver	01/25/2030	2,386	(46)
Inszone Mid, LLC	Delayed Draw Term Loan	11/10/2025	16,874	(277)
Inszone Mid, LLC	Revolver	11/12/2029	2,549	(42)
Integrity Marketing Acquisition, LLC	Revolver	08/27/2026	2,060	(22)
Iris Buyer, LLC	Delayed Draw Term Loan	10/02/2030	765	(16)
Iris Buyer, LLC	Revolver	10/02/2029	2,251	(48)
KENG Acquisition, Inc.	Delayed Draw Term Loan	08/01/2025	6,938	(68)

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
KENG Acquisition, Inc.	Revolver	08/01/2029	$2,656	$(26)
KWOR Acquisition, Inc.	Delayed Draw Term Loan	06/22/2024	12,437	(124)
KWOR Acquisition, Inc.	Revolver	12/22/2027	424	(4)
Kaseya, Inc.	Delayed Draw Term Loan	06/23/2025	2,952	(1)
Kaseya, Inc.	Revolver	06/25/2029	2,358	(1)
LJ Avalon Holdings, LLC	Delayed Draw Term Loan	08/01/2024	740	(8)
LJ Avalon Holdings, LLC	Revolver	02/01/2029	486	(5)
LUV Car Wash Group, LLC	Delayed Draw Term Loan	03/14/2024	956	(1)
LegitScript, LLC	Delayed Draw Term Loan	06/24/2024	8,266	(50)
LegitScript, LLC	Revolver	06/24/2028	3,958	(24)
MRI Software, LLC	Delayed Draw Term Loan	12/19/2025	6,027	(27)
MRI Software, LLC	Revolver	02/10/2027	2,584	(11)
MRI Software, LLC	Revolver	02/10/2027	603	(3)
Magneto Components Buyco, LLC	Delayed Draw Term Loan	06/05/2025	9,472	(186)
Magneto Components Buyco, LLC	Revolver	12/05/2029	7,894	(155)
Magnolia Wash Holdings	Revolver	07/14/2028	183	(20)
Mantech International CP	Delayed Draw Term Loan	09/14/2024	3,349	—
Mantech International CP	Revolver	09/14/2028	3,200	—
Mobile Communications America, Inc.	Delayed Draw Term Loan	10/16/2025	4,319	(40)
Mobile Communications America, Inc.	Revolver	10/16/2029	2,160	(20)
Montana Buyer, Inc.	Revolver	07/22/2028	2,613	(10)
Netwrix Corporation And Concept Searching, Inc.	Delayed Draw Term Loan	06/10/2024	175	(2)
Netwrix Corporation And Concept Searching, Inc.	Revolver	06/11/2029	1,521	(16)
Oak Purchaser, Inc.	Delayed Draw Term Loan	04/28/2024	4,336	(42)
Oak Purchaser, Inc.	Revolver	04/28/2028	1,117	(11)
Orion Group Holdco, LLC	Delayed Draw Term Loan	03/19/2027	16,342	(192)
PDI TA Holdings, Inc.	Delayed Draw Term Loan	02/03/2031	12,294	(60)
PDI TA Holdings, Inc.	Revolver	02/03/2031	3,678	(36)
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	08/31/2025	20,235	(77)
PT Intermediate Holdings III, LLC	Delayed Draw Term Loan	09/02/2024	4,166	(84)
Pareto Health Intermediate Holdings, Inc.	Revolver	06/01/2029	10,666	(30)
Patriot Growth Insurance Services, LLC	Revolver	10/16/2028	468	(3)
Peter C. Foy & Associates Insurance Services, LLC	Delayed Draw Term Loan	10/19/2024	8,651	(11)
Peter C. Foy & Associates Insurance Services, LLC	Revolver	11/01/2027	185	(2)
Project Accelerate Parent, LLC	Revolver	02/24/2031	4,812	(47)
Project Boost Purchaser, LLC	Delayed Draw Term Loan	05/02/2024	1,263	—
Project Boost Purchaser, LLC	Revolver	05/02/2028	963	—
RSC Acquisition, Inc.	Delayed Draw Term Loan	02/14/2025	1,416	(6)
Randy's Holdings, Inc.	Delayed Draw Term Loan	11/01/2024	3,317	—

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Randy's Holdings, Inc.	Revolver	11/01/2028	$1,110	$—
Raptor Merger Sub Debt, LLC	Revolver	04/01/2029	1,953	—
Redwood Services Group, LLC	Delayed Draw Term Loan	02/05/2026	10,678	(100)
Revalize, Inc.	Revolver	04/15/2027	532	(32)
Riskonnect Parent, LLC	Delayed Draw Term Loan	07/22/2024	17,237	—
Riskonnect Parent, LLC	Delayed Draw Term Loan	03/01/2025	5,118	(50)
Riskonnect Parent, LLC	Revolver	12/07/2028	4,309	(82)
RoadOne IntermodaLogistics	Delayed Draw Term Loan	12/29/2023	108	(2)
RoadOne IntermodaLogistics	Revolver	12/29/2028	122	(2)
Securonix, Inc.	Revolver	04/05/2028	3,782	(192)
Sherlock Buyer Corp.	Revolver	12/08/2027	821	—
Smarsh, Inc.	Delayed Draw Term Loan	02/18/2025	536	(7)
Smarsh, Inc.	Revolver	02/16/2029	161	(2)
Sonny's Enterprises, LLC	Delayed Draw Term Loan	11/05/2024	2,067	—
Sonny's Enterprises, LLC	Revolver	08/05/2027	5,318	—
Spotless Brands, LLC	Revolver	07/25/2028	783	(4)
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	625	(6)
Summit Acquisition, Inc.	Delayed Draw Term Loan	11/01/2024	4,965	—
Summit Acquisition, Inc.	Revolver	05/01/2029	2,483	—
Summit Buyer, LLC	Delayed Draw Term Loan	08/25/2025	18,851	(760)
Summit Buyer, LLC	Revolver	01/14/2027	2,407	(97)
Superman Holdings, LLC	Delayed Draw Term Loan	05/01/2025	2,418	(22)
Surewerx Purchaser III, Inc.	Delayed Draw Term Loan	06/28/2024	417	—
Surewerx Purchaser III, Inc.	Revolver	12/28/2028	227	—
Tamarack Intermediate, LLC	Delayed Draw Term Loan	10/06/2025	1,095	(20)
Tamarack Intermediate, LLC	Revolver	03/13/2028	2,475	(45)
Tank Holding Corp.	Delayed Draw Term Loan	05/22/2024	5,053	(82)
Tank Holding Corp.	Revolver	03/31/2028	1,400	(22)
Tidi Legacy Products, Inc.	Delayed Draw Term Loan	06/19/2025	2,864	(45)
Tidi Legacy Products, Inc.	Revolver	12/19/2029	2,062	(32)
Trintech, Inc.	Revolver	07/25/2029	3,418	(48)
Trunk Acquisition, Inc.	Revolver	02/19/2026	643	(9)
V Global Holdings, LLC	Revolver	12/22/2025	775	(47)
VRC Companies, LLC	Delayed Draw Term Loan	08/15/2025	50,954	(738)
VRC Companies, LLC	Revolver	06/29/2027	251	—
Vardiman Black Holdings, LLC	Delayed Draw Term Loan	03/29/2026	1,325	(40)
Vensure Employer Services, Inc.	Delayed Draw Term Loan	03/26/2027	10,881	(119)
Vertex Service Partners, LLC	Delayed Draw Term Loan	11/08/2025	10,196	(216)
Vertex Service Partners, LLC	Revolver	11/08/2030	2,513	(53)

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
YI, LLC	Delayed Draw Term Loan	12/03/2029	$3,676	$(46)
YI, LLC	Revolver	12/03/2029	2,701	(34)
Zarya Intermediate, LLC	Revolver	07/01/2027	2,807	(20)
iCIMS, Inc.	Delayed Draw Term Loan	08/18/2025	1,268	—
iCIMS, Inc.	Revolver	08/18/2028	557	—
Total First Lien Debt Unfunded Commitments			$833,180	$(10,237)
Total Unfunded Commitments			$833,180	$(10,237)

(16)	Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$" or "USD") unless otherwise noted, Euro ("€"), Great British Pound (“GBP”), or Canadian dollar ("CAD").
(17)	Non-income producing security.
(18)	The investment includes an exit fee that is receivable upon certain conditions being met. See Note 2 “Significant Accounting Policies".

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

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2023
(In Thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Containers & Packaging
BP Purchaser, LLC	(5) (6) (9)	S +	5.50%	11.14%	12/11/2028	9,718	$9,569	$9,444	0.41%
FORTIS Solutions Group, LLC	(5) (9)	S +	5.50%	10.95%	10/13/2028	7,189	7,096	7,189	0.31
FORTIS Solutions Group, LLC	(5) (9) (14)	S +	5.50%	10.97%	10/15/2028	386	311	386	0.02
FORTIS Solutions Group, LLC	(5) (9) (14)	S +	5.50%	10.95%	10/15/2027	32	24	32	—
Proampac PG Borrower, LLC	(10)	S +	3.75%	9.30%	11/03/2025	—	—	—	—
							17,000	17,051	0.74
Distributors
48Forty Solutions, LLC	(5) (7) (8)	S +	6.00%	11.44%	11/30/2026	36,625	36,073	34,344	1.49
48Forty Solutions, LLC	(5) (8) (14)	P +	5.00%	13.50%	11/30/2026	3,366	3,295	3,016	0.13
ABB Concise Optical Group, LLC	(5) (6) (9)	S +	7.50%	13.01%	02/23/2028	17,008	16,686	14,654	0.64
Avalara, Inc.	(5) (7) (9)	S +	7.25%	12.60%	10/19/2028	21,796	21,444	21,796	0.95
Avalara, Inc.	(5) (9) (14)	S +	7.25%	12.60%	10/19/2028	—	(33)	—	—
Bradyifs Holdings, LLC	(5) (6) (7) (8)	S +	6.00%	11.38%	10/31/2029	40,708	39,910	39,910	1.73
Bradyifs Holdings, LLC	(5) (8) (14)	S +	6.00%	11.38%	10/31/2029	1,099	1,045	1,045	0.05
Bradyifs Holdings, LLC	(5) (8) (14)	S +	6.00%	11.38%	10/31/2029	—	(67)	(67)	—
PT Intermediate Holdings III, LLC	(5) (6) (8)	S +	5.98%	11.47%	11/01/2028	30,555	30,134	29,544	1.28
PT Intermediate Holdings III, LLC	(5) (8) (14)	S +	5.98%	11.47%	11/01/2028	4,973	4,851	4,664	0.20
							153,338	148,906	6.46
Diversified Consumer Services
Apex Service Partners, LLC	(5) (6) (7) (8)	S +	7.00% (incl. 2.00% PIK)	12.32%	10/24/2030	52,320	51,337	51,337	2.23
Apex Service Partners, LLC	(5) (8) (14)	S +	7.00% (incl. 2.00% PIK)	12.32%	10/24/2030	2,781	2,627	2,627	0.11
Apex Service Partners, LLC	(5) (8) (14)	S +	7.00% (incl. 2.00% PIK)	12.32%	10/24/2029	334	256	256	0.01
Asurion, LLC		S +	3.25%	8.71%	12/23/2026	4,899	4,891	4,883	0.21
FPG Intermediate Holdco, LLC	(5) (8)	S +	6.50%	12.04%	03/05/2027	6,515	6,418	6,002	0.26
Groundworks, LLC	(5) (6) (8)	S +	6.50%	11.90%	03/14/2030	5,735	5,584	5,699	0.25
Groundworks, LLC	(5) (8) (14)	S +	6.50%	11.90%	03/14/2030	139	123	136	0.01
Groundworks, LLC	(5) (8) (14)	S +	6.50%	11.90%	03/14/2029	—	(8)	(2)	—
Heartland Home Services	(5) (9)	S +	5.75%	11.11%	12/15/2026	21,401	21,252	21,364	0.93
Lightspeed Solution, LLC	(5) (6) (9)	S +	6.50% (incl. 2.17% PIK)	11.86%	03/01/2028	15,763	15,535	15,482	0.67
Lightspeed Solution, LLC	(5) (9) (14)	S +	6.50% (incl. 2.17% PIK)	11.86%	03/01/2028	849	807	762	0.03
LUV Car Wash Group, LLC	(5) (6) (8) (14)	S +	7.00%	12.54%	12/09/2026	7,316	7,254	7,293	0.32
Magnolia Wash Holdings	(5) (8)	S +	6.50%	12.16%	07/14/2028	8,341	8,205	7,534	0.33
Magnolia Wash Holdings	(5) (8)	S +	6.50%	12.16%	07/14/2028	1,786	1,757	1,613	0.07

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
March 31, 2024
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
The Company is conducting a continuous private offering of its units in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The Company has offered and intends to offer one class of units, Class S Units (the “Units”) in its continuous private offering.
The Company has formed wholly owned subsidiaries for the purpose of holding certain investments in portfolio companies made by the Company. As of March 31, 2024, the Company’s wholly owned subsidiaries were formed as Delaware limited liability companies and included: PIF CA SPV LLC (“CA SPV”), NHPIF Equity Holdings SPV LLC (“Equity Holdings”), PIF Financing SPV LLC (“Financing SPV”), PIF Financing II SPV LLC (“Financing II SPV”) and Broadway Funding Holdings LLC (“Broadway Holdings,” and collectively with CA SPV, Equity Holdings, Financing SPV and Financing II SPV, the “subsidiaries”). The Company consolidates its wholly owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary’s formation.
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
The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments and reclassifications, consisting solely of normal recurring accruals considered necessary for the fair presentation of consolidated financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that the Company may ultimately achieve for the year ending December 31, 2024.
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
As of March 31, 2024, the Company had certain investments in one portfolio company on non-accrual status. The amortized cost of investments on non-accrual status as of March 31, 2024 was $23,176. As of December 31, 2023, the Company had certain investments in two portfolio companies on non-accrual status. The amortized cost of investments on non-accrual status as of December 31, 2023 was $25,201.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three months ended March 31, 2024 and 2023, the Company accrued $15 and $— of U.S. federal excise tax, respectively.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense.
New Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” (“ASU 2023-09”). ASU 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.
(3)RELATED PARTY TRANSACTIONS
Investment Advisory Agreement
On November 4, 2021, the Company entered into an Investment Advisory Agreement with our Adviser. The Investment Advisory Agreement had an initial term of two years and continues thereafter from year to year if approved annually by the Board of Directors or the Company’s unitholders, including, in each case, a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”). The renewal of the Investment Advisory Agreement was most recently approved in August 2023.
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
For the three months ended March 31, 2024 and 2023, base management fees were $7,897 and $4,223. As of March 31, 2024 and December 31, 2023, $7,897 and $6,529 was payable to the Investment Adviser relating to base management fees.
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
For the three months ended March 31, 2024 and 2023, income-based incentive fees were $8,811 and $4,785. As of March 31, 2024 and December 31, 2023, $8,811 and $7,833 was payable to the Investment Adviser relating to income-based incentive fees, respectively.
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
For the three months ended March 31, 2024 and 2023, there were no capital gains incentive fees accrued to the Investment Adviser.
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

For the three months ended March 31, 2024 and 2023, the Company incurred $32 and $21 of expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations. Amounts unpaid and included in the payable to affiliates on the Consolidated Statements of Financial Condition as of March 31, 2024 and December 31, 2023 were $124 and $93 respectively.
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
For the three months ended March 31, 2024 and 2023, the Company incurred $5,370 and $2,872 expenses under the MSDI Agreement, which were recorded in servicing fees on the Consolidated Statements of Operations. Amounts unpaid and included in the accrued expenses and other liabilities on the Consolidated Statements of Financial Condition as of March 31, 2024 and December 31, 2023 were $4,114 and $3,390.
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
MS Credit Partners Holdings, Inc. Investment
MS Credit Partners Holdings, Inc., or MS Credit Partners Holdings, a wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, has entered into subscription agreements and has made an aggregate capital contribution of $25.0 million, in exchange for 1,256,051 Units. MS Credit Partners Holdings, has no further capital, liquidity or other financial obligation to the Company beyond this equity investment.
Morgan Stanley & Co. Related Transactions
Morgan Stanley & Co. LLC, an indirect, wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, served as a co-agent in connection with the private placement of the Company’s Series A Notes (as defined below in Note 6) and the Company’s Series B Notes (as defined below in Note 6) pursuant to note purchase agreements dated March 16, 2023 and August 10, 2023, respectively, and received fees of $175 and $118 at closing, respectively. These fees are deferred and amortized over the life of the related term obligation using the straight-line method. Any unamortized amounts are presented as a reduction to the outstanding term debt principal amount on the Consolidated Statements of Financial Condition.

(4) INVESTMENTS
The composition of the Company’s investment portfolio was as follows:

	March 31, 2024			December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$3,797,497	$3,777,505	98.7%	$3,154,304	$3,127,610	97.9%
Second Lien Debt	21,902	11,097	0.3	37,685	32,040	1.0
Other Investments	39,904	39,415	1.0	35,460	35,836	1.1
Total	$3,859,303	$3,828,017	100.0%	$3,227,449	$3,195,486	100.0%
The industry composition of investments at fair value was as follows:

	March 31, 2024	December 31, 2023
Aerospace & Defense	0.8%	0.9%
Air Freight & Logistics	1.3	2.4
Automobile Components	1.6	1.8
Automobiles	1.7	0.8
Beverages	0.1	0.2
Biotechnology	0.3	0.4
Broadline Retail	—	0.2
Building Products	0.4	0.4
Chemicals	2.0	2.3
Commercial Services & Supplies	5.5	6.5
Construction & Engineering	2.5	1.1
Construction Materials	0.1	0.2
Consumer Finance	0.1	0.2
Consumer Staples Distribution & Retail	1.0	0.2
Containers & Packaging	0.7	0.6
Distributors	3.8	4.7
Diversified Consumer Services	7.0	5.4
Electrical Equipment	0.1	0.1
Electronic Equipment, Instruments & Components	3.3	4.0
Entertainment	0.2	—
Financial Services	2.8	3.0
Ground Transportation	0.1	0.2
Health Care Equipment & Supplies	1.7	2.1
Health Care Providers & Services	7.9	9.3
Health Care Technology	2.9	3.7
Household Products	0.2	0.2
Industrial Conglomerates	3.8	2.6
Insurance Services	14.1	14.0
Interactive Media & Services	0.2	0.2
IT Services	2.6	2.6
Leisure Products	0.2	0.3
Life Sciences Tools & Services	0.2	0.2
Machinery	1.3	1.2
Media	0.3	0.2
Metals & Mining	0.1	0.2
Multi-Utilities	0.8	0.9
Personal Care Products	0.1	0.1

Pharmaceuticals	1.3	1.7
Professional Services	2.4	2.7
Real Estate Management & Development	3.0	3.6
Software	20.8	18.1
Specialty Retail	0.1	0.1
Transportation Infrastructure	0.1	—
Wireless Telecommunication Services	0.5	0.4
Total	100.0%	100.0%
The geographic composition of investments at cost and fair value was as follows:

	March 31, 2024			December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Australia	$56,960	$57,592	1.5%	$56,971	$57,389	1.8%
Canada	25,568	25,537	0.7	25,650	25,481	0.8
United Kingdom	41,046	41,837	1.1	44,254	45,077	1.4
United States	3,735,729	3,703,051	96.7	3,100,574	3,067,539	96.0
Total	$3,859,303	$3,828,017	100.0%	$3,227,449	$3,195,486	100.0%
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
The Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.
The following tables present the fair value hierarchy of the investments as of:

	March 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$544,768	$3,232,737	$3,777,505	$—	$416,752	$2,710,858	$3,127,610
Second Lien Debt	—	10,342	755	11,097	—	10,332	21,708	32,040
Other Investments	—	—	39,415	39,415	—	—	35,836	35,836
Total	$—	$555,110	$3,272,907	$3,828,017	$—	$427,084	$2,768,402	$3,195,486

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2024:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$2,710,858	$21,708	$35,836	$2,768,402
Purchases of investments (1)	611,474	264	3,375	615,113
Proceeds from principal repayments and sales of investments (1)	(86,754)	(16,500)	—	(103,254)
Accretion of discount/amortization of premium	3,086	392	3	3,481
Payment-in-kind	2,214	—	1,064	3,278
Net change in unrealized appreciation (depreciation)	2,850	(5,109)	(863)	(3,122)
Net realized gains (losses)	(1,856)	—	—	(1,856)
Transfers into/out of Level 3 (2)	(9,135)	—	—	(9,135)
Fair value, end of period	$3,232,737	$755	$39,415	$3,272,907

Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2024	$2,499	$(5,732)	$(863)	$(4,096)
(1) Includes transactions relating to restructurings.
(2) Transfer of portfolio investments within the three-level hierarchy is recorded during the period of such reclassification occurrence at the fair value as of the beginning of the respective period. Generally, reclassifications are primarily due to increase/decrease of price transparency.
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

	March 31, 2024
	Fair Value	Valuation Technique	Significant Unobservable Input	Range		Weighted Average (1)
				Low	High
Investments in first lien debt	$3,232,737	Yield Analysis	Discount Rate	9.68%	25.19%	11.26%
Investments in second lien debt	755	Yield Analysis	Discount Rate	13.77%	53.44%	14.32%
Other investments:
Other debt	2,508	Income Approach	Discount Rate	14.70%	14.70%	14.70%
Preferred equity	32,483	Income Approach	Discount Rate	9.90%	24.76%	11.98%
Common equity	2,697	Income Approach	Revenue Multiple	7.58x	9.80x	8.57x
	1,727	Market Approach	EBITDA Multiple	11.80x	18.72x	13.62x
Total Investments	$3,272,907

(1) Weighted average is calculated by weighting the significant unobservable input by the relative fair value of the investment.

	December 31, 2023
	Fair Value	Valuation Technique	Significant Unobservable Input	Range		Weighted Average (1)
				Low	High
Investments in first lien debt	$2,710,858	Yield Analysis	Discount Rate	9.33%	25.09%	10.99%
Investments in second lien debt	21,708	Yield Analysis	Discount Rate	13.35%	31.13%	19.97%
Investments in other securities:
Other debt	2,484	Income Approach	Discount Rate	14.60%	14.60%	14.60%
Preferred equity	29,122	Income Approach	Discount Rate	13.26%	15.68%	15.04%
Common equity	2,604	Income Approach	Revenue Multiple	7.60x	9.80x	8.87x
	1,626	Market Approach	EBITDA Multiple	12.50x	18.70x	14.91x
Total Investments	$2,768,402
(1) Weighted average is calculated by weighting the significant unobservable input by the relative fair value of the investment.
The significant unobservable input used in yield analysis is discount rate based on comparable market yields. Significant increases in discount rates in isolation would result in a significantly lower fair value measurement. The significant unobservable input used in the market approach is the comparable company multiple. The multiple is used to estimate the enterprise value of the underlying investment. An increase/decrease in the multiple would result in an increase/decrease, respectively, in the fair value. The significant unobservable inputs used in the income approach are the comparative yield or discount rate. The comparative yield and discount rate are used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value.
Financial instruments disclosed but not carried at fair value
The Company’s debt, is presented at carrying value on the Consolidated Statements of Financial Condition. The fair value of the Company’s credit facilities and unsecured notes are estimated in accordance with the Company’s valuation policy. The carrying value and fair value of the Company’s debt were as follows:

		March 31, 2024		December 31, 2023
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
ING Facility	3	$6,067	$6,067	$6,168	$6,168
Wells Funding Facility	3	153,000	153,000	—	—
CBNA Funding Facility	3	64,000	64,000	25,500	25,500
Series A 2026 Notes(1)(4)	3	202,557	202,180	202,381	204,000
Series A 2028 Notes(1)(4)	3	144,748	143,967	144,673	146,000
Series B 2026 Notes(2)(4)	3	106,042	105,877	105,941	107,000
Series B 2028 Notes(2)(4)	3	126,731	126,128	126,659	128,000
Series C 2027 Notes(3)(4)	3	135,171	136,595	135,127	138,706
Series C 2029 Notes(3)(4)	3	161,839	164,541	161,839	167,834
Total		$1,100,155	$1,102,355	$908,288	$923,208
(1)    The carrying value of the Company’s Series A 2026 Notes and Series A 2028 Notes were presented net of unamortized debt issuance costs of $1,443 and $1,252, respectively as of March 31, 2024 and $1,619 and $1,327 respectively as of December 31, 2023.
(2)    The carrying value of the Company’s Series B 2026 Notes and Series B 2028 Notes were presented net of unamortized debt issuance costs of $958 and $1,269, respectively, as of March 31, 2024 and $1,059 and $1,341, respectively as of December 31, 2023.
(3)    The carrying value of the Company’s Series C 2027 Notes and Series C 2029 Notes were presented net of unamortized debt issuance costs of $1,329 and $1,661, respectively as of March 31, 2024 and $1,372 and $1,661, respectively as of December 31, 2023.
(4)    Inclusive of change in fair market value of effective hedge.
The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.

(6)DEBT
The Company’s outstanding debt obligations were as follows:

	March 31, 2024			December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
ING Facility(1)	$925,000	$6,067	$918,933	$925,000	$6,168	$918,832
Wells Funding Facility	750,000	153,000	597,000	750,000	—	750,000
CBNA Funding Facility	235,000	64,000	171,000	235,000	25,500	209,500
Series A 2026 Notes(2)	204,000	204,000	—	204,000	204,000	—
Series A 2028 Notes(2)	146,000	146,000	—	146,000	146,000	—
Series B 2026 Notes(3)	107,000	107,000	—	107,000	107,000	—
Series B 2028 Notes(3)	128,000	128,000	—	128,000	128,000	—
Series C 2027 Notes(4)	136,500	136,500	—	136,500	136,500	—
Series C 2029 Notes(4)	163,500	163,500	—	163,500	163,500	—
Total	$2,795,000	$1,108,067	$1,686,933	$2,795,000	$916,668	$1,878,332
(1)    Under the ING Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of March 31, 2024, the Company had borrowings denominated in Euros (EUR) of 5,618. As of December 31, 2023, the Company had borrowings denominated in Euros (EUR) of 5,618.
(2)    The carrying value of the Company’s Series A 2026 Notes and Series A 2028 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $1,443 and $1,252, respectively as of March 31, 2024 and $1,619 and $1,327, respectively as of December 31, 2023.
(3)    The carrying value of the Company’s Series B 2026 Notes and Series B 2028 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $958 and $1,269, respectively, as of March 31, 2024 and $1,059 and $1,341, respectively as of December 31, 2023.
(4)    The carrying value of the Company’s Series C 2027 Notes and Series C 2029 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $1,329 and $1,661, respectively as of March 31, 2024 and$1,372 and $1,661, respectively as of December 31, 2023.
The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the three months ended March 31, 2024 and March 31, 2023 was 8.93% and 6.59%, respectively. The combined weighted average effective interest rate (excluding unused fees only) of the aggregate borrowings outstanding for the three months ended March 31, 2024 and March 31, 2023 was 9.58% and 6.89%, respectively. The combined weighted average debt of the aggregate borrowings outstanding for the three months ended March 31, 2024 and March 31, 2023 was $919,065 and $746,957, respectively.
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
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Borrowings under the ING Facility bear interest at a per annum rate equal to, (x) for loans for which the Company elects the base rate option, the “alternate base rate” (which is the highest of (a) the prime rate as publicly announced by The Wall Street Journal, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions, as published by the Federal Reserve Bank of New York plus (ii) 0.5%, and (c) one month SOFR plus 1% per annum) plus (A) 0.75% or (B) 0.875%, based on certain borrowing base conditions, and (y) for loans for which the Company elects the SOFR option, the applicable SOFR rate for the related interest period for such borrowing plus (A) 1.75% per annum or (B) 1.875% per annum, depending on certain borrowing base conditions. The Company pays an unused fee of 0.375% per annum on the daily unused amount of the revolver commitments. As of March 31, 2024, the Company was in compliance with all covenants and other requirements of the ING Facility.

The summary information of the ING Facility is as follows:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Borrowing interest expense	$79	$7,591
Facility unused commitment fees	872	416
Amortization of deferred financing costs	315	297
Total	$1,266	$8,304
Weighted average interest rate	5.37%	6.32%
Weighted average outstanding balance	$5,818	$480,484

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
The obligations of Financing SPV under the Wells Funding Facility are secured by all of the assets held by Financing SPV, including the Loans contributed or transferred by the Company to Financing SPV. The Wells Funding Facility is a revolving funding facility with a reinvestment period ending June 29, 2025 and a final maturity date of June 29, 2027. Subject to certain conditions, the reinvestment period and final maturity are both subject to a one-year extension. Advances under the Wells Funding Facility are available in US dollars, pound sterling, Euros or Canadian dollars, and subject to certain exceptions, the interest charged on the Wells Funding Facility is based on Daily Simple SOFR (Dollar), SONIA (GBP), EURIBOR (Euros) or CDOR (Canadian dollars), as applicable (or, if any such reference rate is not available, a benchmark replacement or a “base rate” (which is the greater of a prime rate and the federal funds rate plus 1.50%), as applicable), plus a margin equal to 2.75%. SONIA, EURIBOR and CDOR are subject to a floor of zero. Under the Wells Agreements, the Company and Financing SPV, as applicable, have made representations and warranties regarding the Loans, as well as their businesses, and are required to comply with various covenants, servicing procedures, limitations on disposition of Loans, reporting requirements and other customary requirements for similar revolving funding facilities. The Loan and Servicing Agreement includes usual and customary events of default for revolving funding facilities of this nature, including allowing Wells, upon a default, to accelerate and foreclose on the Loans and to pursue the rights under the Loans directly with the obligors thereof. As of March 31, 2024, the Company was in compliance with all covenants and other requirements of the Wells Funding Facility.
The summary information of the Wells Funding Facility is as follows:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Borrowing interest expense	$188	$3,522
Facility unused commitment fees	2,240	370
Amortization of deferred financing costs	368	233
Total	$2,796	$4,125
Weighted average interest rate	8.06%	6.90%
Weighted average outstanding balance	$9,206	$204,250
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
The obligations of Financing II SPV under the CBNA Funding Facility are secured by all of the assets held by Financing II SPV, including the Loans contributed or transferred by the Company to Financing II SPV. The CBNA Funding Facility is a revolving funding facility with a reinvestment period ending September 12, 2026 and a final maturity date of September 12, 2028. Advances under the CBNA Funding Facility are available in US dollars, and subject to certain exceptions, the interest charged on the CBNA Funding Facility is based on Term SOFR (or, if such reference rate is not available, a benchmark replacement or a “base rate” (which is the greatest of the Daily SOFR Rate, a prime rate, and the federal funds rate plus 0.50%), as applicable), plus a margin equal to (i) 2.75% during the reinvestment period or (ii) 2.90% after the reinvestment period. Term SOFR is subject to a floor of zero. Under the CBNA Agreements, the Company and Financing II SPV, as applicable, have made representations and warranties regarding the Loans, as well as their businesses, and are required to comply with various covenants, servicing procedures, limitations on disposition of Loans, reporting requirements and other customary requirements for similar revolving funding facilities. The Loan and Security Agreement includes usual and customary events of default for revolving funding facilities of this nature, including allowing CBNA, upon a default, to accelerate and foreclose on the Loans and to pursue the rights under the Loans directly with the obligors thereof. As of March 31, 2024, the Company was in compliance with all covenants and other requirements of the CBNA Funding Facility.
The summary information of the CBNA Funding Facility is as follows:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Borrowing interest expense	$394	N/A
Facility unused commitment fees	503	N/A
Amortization of deferred financing costs	184	N/A
Total	$1,081	N/A
Weighted average interest rate	8.18%	N/A
Weighted average outstanding balance	$19,041	N/A
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
The Series A Notes were delivered and paid for on March 16, 2023, subject to certain customary closing conditions. The Series A 2026 Notes have a fixed interest rate of 8.10% per year and will mature on March 16, 2026 unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the March 2023 NPA. The Series A 2028 Notes have a fixed interest rate of 8.13% per year and will mature on March 16, 2028 unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the March 2023 NPA. Interest on the Series A Notes is due semiannually in March and September of each year. Subject to the terms of the March 2023 NPA, the Company may redeem the Series A 2026 Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if redeemed on or before December 16, 2025, a make-whole premium, and the Company may redeem the Series A 2028 Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if redeemed on or before December 16, 2027, a make-whole premium. The Company’s obligations under the March 2023 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. As of March 31, 2024, the Company was in compliance with all covenants and other requirements of the Series A Notes.
In connection with the Series A Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the Series A 2026 Notes, the Company receives a fixed interest rate of 8.10% per annum and pays a floating interest rate of SOFR + 4.34% per annum on $204,000 notional amount of the Series A 2026 Notes. Under the interest rate swap agreement related to the Series A 2028 Notes, the Company receives a fixed interest rate of 8.13% per annum and pays a floating interest rate of SOFR + 4.56% per annum on $146,000 notional amount of the Series A 2028 Notes. The interest rate swaps related to the Series A 2026 Notes and Series A 2028 Notes mature on March 16, 2026 and March 16, 2028, respectively. For the three months ended March 31, 2024, the Company paid no periodic payments. The interest expense related to the Series A Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company's Consolidated Statements of Operations. As of March 31, 2024, the interest rate swaps had a fair value of $(3,877).

Based on the fair value measurement hierarchy, the swaps are classified as level 2 investments. Depending on the nature of the balance at period end, the fair value of the interest rate swaps are either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company's Consolidated Statements of Financial Condition. The change in fair value of the interest rate swaps is offset by the change in fair value of the Series A Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.
The summary information of the Series A 2026 Notes was as follows:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Borrowing interest expense	$4,131	$688
Amortization of debt issuance costs	184	32
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	11	N/A
Total	$4,326	$720
Stated interest rate	8.10%	8.10%
The summary information of the Series A 2028 Notes was as follows:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Borrowing interest expense	$2,967	$495
Amortization of debt issuance costs	80	14
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	13	N/A
Total	$3,060	$509
Stated interest rate	8.13%	8.13%
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
The Series B 2026 Notes have a fixed interest rate of 8.84% per year and the Series B 2028 Notes have a fixed interest rate of 8.88% per year, subject to a step up to the extent a Below Investment Grade Event (as defined in the August 2023 NPA) or a Secured Debt Ratio Event (as defined in the August 2023 NPA) occurs. The Series B 2026 Notes will mature on August 10, 2026 and the Series B 2028 Notes will mature on August 10, 2028, unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the August 2023 NPA. Interest on the Series B Notes will be due semiannually in March and September of each year, beginning in March 2024. In addition, the Company is obligated to offer to repay the Series B Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the August 2023 NPA, the Company may redeem the Series B Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if the Series B 2026 Notes are redeemed on or before May 10, 2026 or the Series B 2028 Notes are redeemed on or before May 10, 2028, a make-whole premium. As of March 31, 2024, the Company was in compliance with all covenants and other requirements of the Series B Notes.
In connection with the Series B Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the Series B 2026 Notes, the Company receives a fixed interest rate of 8.84% per annum and pays a floating interest rate of SOFR + 5.13% per annum on $107,000 notional amount of the Series B 2026 Notes. Under the interest rate swap agreement related to the Series B 2028 Notes, the Company receives a fixed interest rate of 8.88% per annum and pays a floating interest rate of SOFR + 5.30% per annum on $128,000 notional amount of the Series B 2028 Notes. The interest rate swaps related to the Series B 2026 Notes and Series B 2028 Notes mature on August 10, 2026 and August 10, 2028, respectively. For the three months ended March 31, 2024, the Company paid no periodic payments. The interest expense related to the Series B Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company's Consolidated Statements of Operations. As of March 31, 2024, the interest rate swaps had a fair value of $(3,015). Based on the fair value measurement hierarchy, the swaps are classified as level 2 investments. Depending on the nature of the balance at period end, the fair value of the interest rate swaps are either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company's Consolidated Statements of Financial Condition. The change in fair value of the interest rate swaps is offset by the change in fair value of the Series B Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.
The summary information of the Series B 2026 Notes was as follows:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Borrowing interest expense	$2,365	N/A
Amortization of debt issuance costs	101	N/A
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	6	N/A
Total	$2,472	N/A
Stated interest rate	8.84%	N/A
The summary information of the Series B 2028 Notes was as follows:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Borrowing interest expense	$2,842	N/A
Amortization of debt issuance costs	72	N/A
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	14	N/A
Total	$2,928	N/A
Stated interest rate	8.88%	N/A
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
The Series C 2027 Notes have a fixed interest rate of 8.92% per year and the Series C 2029 Notes have a fixed interest rate of 9.07% per year, subject to a step up to the extent a Below Investment Grade Event (as defined in the December 2023 NPA) or a Secured Debt Ratio Event (as defined in the December 2023 NPA) occurs. The Series C 2027 Notes will mature on March 1, 2027 and the Series C 2029 Notes will mature on March 1, 2029, unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the December 2023 NPA. Interest on the Series C Notes will be due semiannually in March and September of each year, beginning in March 2024. In addition, the Company is obligated to offer to repay the Series C Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the December 2023 NPA, the Company may redeem the Series C Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if the Series C 2027 Notes are redeemed on or before December 1, 2026 or the Series C 2029 Notes are redeemed on or before December 1, 2028, a make-whole premium. As of March 31, 2024, the Company was in compliance with all covenants and other requirements of the Series C Notes.
In connection with the Series C Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the Series C 2027 Notes, the Company receives a fixed interest rate of 8.92% per annum and pays a floating interest rate of SOFR + 4.49% per annum on $136,500 notional amount of the Series C 2027 Notes. Under the interest rate swap agreement related to the Series C 2029 Notes, the Company receives a fixed interest rate of 9.07% per annum and pays a floating interest rate of SOFR + 4.77% per annum on $163,500 notional amount of the Series C 2029 Notes. The interest rate swaps related to the Series C 2027 Notes and Series C 2029 Notes mature on March 1, 2027 and March 1, 2029, respectively. For the three months ended March 31, 2024, the Company paid $1,141 in net periodic payments. The interest expense related to the Series C Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company's Consolidated Statements of Operations. As of March 31, 2024, the interest rate swaps had a fair value of $1,608. Based on the fair value measurement hierarchy, the swaps are classified as level 2 investments. Depending on the nature of the balance at period end, the fair value of the interest rate swaps is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company's Consolidated Statements of Financial Condition. The change in fair value of the interest rate swaps are offset by the change in fair value of the Series C Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.
The summary information of the Series C 2027 Notes was as follows:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Borrowing interest expense	$3,385	N/A
Amortization of debt issuance costs	115	N/A
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	157	N/A
Total	$3,657	N/A
Stated interest rate	9.92%	N/A
The summary information of the Series C 2029 Notes was as follows:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Borrowing interest expense	$4,170	N/A
Amortization of debt issuance costs	85	N/A
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	381	N/A
Total	$4,636	N/A
Stated interest rate	10.20%	N/A
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
The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2024 and December 31, 2023, the Company had $833,180 and $546,392 of unfunded commitments to fund delayed draw and revolving senior secured loans, respectively.
(8)MEMBERS’ CAPITAL
The following table shows the components of distributable earnings as shown on the Consolidated Statements of Financial Condition:

	As of
	March 31, 2024	December 31, 2023
Total distributable earnings (loss), beginning of period	$(26,988)	$(71,561)
Net investment income	56,048	161,864
Net realized gain (loss)	(3,087)	106
Net unrealized appreciation (depreciation)	770	43,948
Distributions declared	(61,611)	(161,416)
Tax reclassification of unitholders' equity	—	71
Total distributable earnings (loss), end of period	$(34,868)	$(26,988)

The following table summarizes the total Units issued and proceeds received from the closings of the Company’s continuous private offering that occurred for the three months ended March 31, 2024 and 2023:

Unit Issuance Date	Units Issued	Proceeds Received
For the Three Months Ended March 31, 2024
January 01, 2024	7,646,273	$146,120
February 01, 2024	6,231,714	119,088
March 01, 2024	6,662,271	127,383
Total	20,540,258	$392,591
For the Three Months Ended March 31, 2023
January 01, 2023	1,953,945	$36,304
February 01, 2023	1,882,119	35,478
March 01, 2023	3,239,025	61,347
Total	7,075,089	$133,129
The following table summarizes the Company’s distributions declared and payable for the three months ended March 31, 2024 and 2023:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
For the Three Months Ended March 31, 2024
January 29, 2024	January 31, 2024	February 05, 2024	0.1513	$19,487
February 27, 2024	February 29, 2024	March 05, 2024	0.1512	20,505
March 26, 2024	March 31, 2024	April 04, 2024	0.1513	21,619
Total Distributions			$0.4538	$61,611
For the Three Months Ended March 31, 2023
January 30, 2023	January 31, 2023	February 03, 2023	0.1432	$10,073
February 28, 2023	February 28, 2023	March 03, 2023	0.1454	10,544
March 28, 2023	March 31, 2023	April 05, 2023	0.1460	11,104
Total Distributions			$0.4346	$31,721
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
The following table summarizes the amounts received and units issued to unitholders who have participated in the DRIP during for the three months ended March 31, 2024 and 2023:

Payment Date	DRIP Units Issued	DRIP Units Value
For the Three Months Ended March 31, 2024
January 04, 2024	539,376	$10,307
February 05, 2024	583,173	11,144
March 05, 2024	613,350	11,728
Total	1,735,899	$33,179
For the Three Months Ended March 31, 2023
January 04, 2023	286,606	$5,325
February 03, 2024	288,686	5,442
March 03, 2023	298,750	5,658
Total	874,042	$16,425

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
The following table further summarizes the unit repurchases completed for the three months ended March 31, 2024 and 2023:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
For the Three Months Ended March 31, 2024
March 05, 2024	5.00%	$19.05	March 31, 2024	$28,707	1,506,944	1.25%	—
For the Three Months Ended March 31, 2023
March 14, 2023	5.00%	$18.71	March 31, 2023	$27,162	1,451,713	2.13%	—
(1)    Percentage is based on total units as of the close of the previous calendar quarter.
(2)    All repurchase requests were satisfied in full.
(9)EARNINGS (LOSS) PER UNIT
The following table sets forth the computation of basic and diluted earnings (loss) per Unit:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Net increase (decrease) in Members' Capital from operations	$53,731	$38,728
Weighted average Units outstanding	135,684,002	72,948,080
Basic and diluted earnings (loss) per Unit	$0.40	$0.53

(10)CONSOLIDATED FINANCIAL HIGHLIGHTS
The following are the financial highlights:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Per Unit Data:(1)
Net asset value, beginning of period	$19.11	$18.59
Net investment income (loss)	0.41	0.42
Net unrealized and realized gain (loss)(2)	(0.02)	0.13
Net increase (decrease) in net assets resulting from operations	0.39	0.55
Distributions declared	(0.45)	(0.43)
Total increase (decrease) in net assets	(0.06)	0.12
Net asset value, end of period	$19.05	$18.71
Units outstanding, end of period	141,382,662	74,602,035
Weighted average units outstanding	135,684,002	72,948,080
Total return based on net asset value(3)	2.07%	2.99%
Ratio/Supplemental Data:
Members' Capital, end of period	$2,693,613	$1,395,612
Ratio of expenses before waivers to average Members' Capital	6.68%	6.83%
Ratio of net expenses to average Members’ Capital(4)	6.68%	6.83%
Ratio of net investment income to average Members’ Capital(4)	9.67%	10.13%
Asset coverage ratio(5)	343.09%	282.17%
Portfolio turnover rate	3.57%	3.23%
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
(4)    Amounts are annualized except for incentive fees, organization and offering costs, and expense support relating to organization and offerings costs.
(5)    Effective October 27, 2021, in accordance with Section 61(a)(2) of the 1940 Act, with certain limited exceptions, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. Prior to October 27, 2021, in accordance with the 1940 Act, with certain limited exceptions, the Company was allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing.

(11)SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.
April Issuances and Distribution Declarations
Pursuant to the Company’s continuous private offering, the Company issued approximately 5,566,529 Units for an aggregate offering price of $106.0 million effective April 1, 2024.
On April 25, 2024, the Fund declared a distribution to unitholders of record in the amount of $0.1508 per unit and payable on May 3, 2024 to unitholders of record as of April 30, 2024.
May Issuances
Pursuant to the Company’s continuous private offering, the Company held a close relating to the sale of the our Units for an aggregate offering price of $147.9 million effective May 1, 2024.

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
•our ability to maintain our qualification as a BDC, and as a regulated investment company (“RIC”), under the Internal Revenue Code of 1986, as amended (the “Code”);
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
The information contained in this section should be read in conjunction with “Item 1. Consolidated Financial Statements.” Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Report should not be regarded as a representation by us that our plans and objectives will be achieved. This discussion contains forward-looking statements, which relate to future events or our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, or the Form 10-K, and Part II, Item 1A of and elsewhere in this Report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the Securities and Exchange Commission (the “SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
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
Our investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies in which private equity sponsors have a controlling equity stake in the portfolio company. For the purposes of this report, “middle-market companies” refers to companies that, in general, generate annual earnings before interest, tax, depreciation, and amortization (“EBITDA”) in the range of approximately $15 million to $200 million, although not all of our portfolio companies will meet this criterion.
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
•costs associated with any private offerings of our common units (the “Units”) and any other securities offerings;
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
PORTFOLIO AND INVESTMENT ACTIVITY
Our portfolio is presented below:

	March 31, 2024			December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$3,797,497	$3,777,505	98.7%	$3,154,304	$3,127,610	97.9%
Second Lien Debt	21,902	11,097	0.3	37,685	32,040	1.0
Other Investments	39,904	39,415	1.0	35,460	35,836	1.1
Total	$3,859,303	$3,828,017	100.0%	$3,227,449	$3,195,486	100.0%
Our debt portfolio displayed the following characteristics of each of our investments1, 2 unless otherwise noted:

	As of
	March 31, 2024	December 31, 2023
Number of portfolio companies	237	212
Percentage of performing debt bearing a floating rate, at fair value	99.9%	99.9%
Percentage of performing debt bearing a fixed rate, at fair value	0.1%	0.1%
Weighted average yield on debt and income producing investments, at cost(3)	11.6%	11.8%
Weighted average yield on debt and income producing investments, at fair value(3)	11.7%	12.0%
Weighted average 12-month EBITDA(4)	$189.30	$198.90
Weighted average net leverage through tranche(4)(5)	6.1x	6.1x
Weighted average loan to value(4)(6)	42.1%	42.9%
Percentage of our debt portfolio subject to business cycle volatility(4)	4.4%	5.2%
Percentage of our total portfolio on non-accrual, at cost	0.6%	0.8%
(1) Calculated as a percentage of gross debt commitments (funded and unfunded). Weighted average EBITDA, net leverage through the tranche that the Company is a lender and loan to value exclude recurring revenue investments, which are investments in portfolio companies in which the Company lends based on a multiple of recurring revenue generated by the portfolio company and not based on a multiple of EBITDA.
(2)    Amounts were derived from investment due diligence information provided by the portfolio company. Such amounts have not been independently estimated by us, and accordingly, we take no responsibility for such numbers and make no representation or warranty in respect of this information.
(3) Computed as (a) the annual stated spread, plus reference rate, as applicable, plus the annual accretion of discounts, as applicable on debt securities divided by (b) total debt investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented herein.
(4) Excludes liquid loan portfolio.
(5)    Net leverage is the ratio of total debt minus cash divided by EBITDA and taking into account leverage through the tranche that the Company is a lender, excluding recurring revenue investments.
(6)    Calculated using total outstanding debt through the tranche that the Company is a lender divided by total enterprise value from the private equity sponsor or market comparables.

Investment Activity
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and For the Three Months Ended
	March 31, 2024	March 31, 2023
New investments committed
Gross Principal Balance(1)	$1,050,869	$182,343
Less: Syndications	—	—
Net New Investments Committed	$1,050,869	$182,343
Investments, at cost
Investments, beginning of period	$3,227,449	$2,051,185
New investments purchased	753,506	216,924
Net accretion of discount on investments	3,680	1,492
Payment-in-kind	3,278	978
Net realized gain (loss) on investments	(3,088)	42
Investments sold or repaid	(125,522)	(66,320)
Investments, end of period	$3,859,303	$2,204,301
Principal amount of investments funded
First lien debt	$764,791	$223,368
Second lien debt	—	—
Other investments	—	11
Total	$764,791	$223,379
Amount of investments sold/fully repaid, at principal
First lien debt investments	$54,319	$54,916
Second lien debt investments	$16,500	$—
Total	$70,819	$54,916
Number of new investment commitments in portfolio companies	32	8
Number of investment commitments exited or fully repaid	7	3
(1)    Includes new investment commitments, excluding sale/repayments and including unfunded investment commitments.

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
The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System is as follows:

	March 31, 2024		December 31, 2023
	Fair Value	% of Total	Fair Value	% of Total
Risk rating 1	$—	—%	$5,926	0.2%
Risk rating 2	3,766,144	98.4	3,150,012	98.5
Risk rating 3	61,873	1.6	21,501	0.7
Risk rating 4	—	—	18,047	0.6
	$3,828,017	100.0%	$3,195,486	100.0%
CONSOLIDATED RESULTS OF OPERATIONS
The following table represents our operating results:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Total investment income	$105,969	$57,102
Less: Net expenses	49,906	26,616
Net investment income before taxes	56,063	30,486
Less: Excise tax expense	15	—
Net investment income after taxes	56,048	30,486
Net change in unrealized appreciation (depreciation)	770	8,200
Net realized gain (loss)	(3,087)	42
Net increase (decrease) in Members' Capital resulting from operations	$53,731	$38,728
Investment Income
Investment income was as follows:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Investment income:
Interest income	$100,240	$54,652
Payment-in-kind	2,600	522
Dividend income	960	875
Other income	2,169	1,053
Total Investment Income	$105,969	$57,102
In the table above, total investment income increased from $57,102 for the three months ended March 31, 2023 to $105,969 for the three months ended March 31, 2024. The increase was primarily driven by our deployment of capital and rising interest rates. The size of our investment portfolio at cost increased from $2,204,301 as of March 31, 2023 to $3,859,303 as of March 31, 2024. Weighted average asset yield of debt investments at cost increased from 11.0% as of March 31, 2023 to 11.6% as of March 31, 2024.

Expenses
Expenses were as follows:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Expenses:
Interest and other financing expenses	$26,223	$13,658
Management fees	7,897	4,223
Income based incentive fees	8,811	4,785
Professional fees	1,369	655
Organization and offering costs	—	18
Directors' fees	106	83
Administrative service fees	32	21
Servicing fees	5,370	2,872
General and other expenses	98	301
Total expenses	$49,906	$26,616
Excise tax expense	$15	$—
Interest and Other Financing Expenses
Interest and other financing expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs, were $26,223 and $13,658 for the three months ended March 31, 2024 and 2023, respectively. The increase was primarily due to higher average borrowings outstanding, increased reference rates and higher cost of unsecured debt issued. For the three months ended March 31, 2024 and 2023, average borrowings outstanding were $919,065 and $746,957, respectively. The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the three months ended March 31, 2024 and 2023 were 8.93% and 6.59%, respectively. The combined weighted average interest rate (excluding unused fees only) of the aggregate borrowings outstanding for the three months ended March 31, 2024 and March 31, 2023 was 9.58% and 6.89%, respectively.
Base Management Fee
The base management fees were $7,897 and $4,223 for the three months ended March 31, 2024 and 2023, respectively. The increase was primarily due to an increase in capital contributions. For more information on base management fee, including terms thereof, for further details, see Note 3 “Related Party Transactions” to our consolidated financial statements included in this report.
Incentive Fees
The income-based incentive fees were $8,811 and $4,785 for the three months ended March 31, 2024 and 2023, respectively. The increase was primarily due to an increase in pre-incentive fee net investment income. For more information on incentive fee, including terms thereof, for further details, see Note 3 “Related Party Transactions” to our consolidated financial statements included in this report.
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

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	$(3,088)	$42
Foreign currency and other transactions	1	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	816	8,200
Translation of assets and liabilities in foreign currencies	(46)	—
Net realized and unrealized gain (loss)	$(2,317)	$8,242
For the three months ended March 31, 2024, net realized losses on our investments was $3,088 which was primarily due to the restructuring of three portfolio companies.
For the three months ended March 31, 2023, net change in unrealized appreciation on our investments of $8,200 was primarily driven by the increase in valuations of our debt and equity investments as a result of the volatile credit environment and change in spreads in the primary and secondary markets, mainly in the broadly syndicated loan market.
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
As of March 31, 2024, we had approximately $198.7 million of cash, which taken together with our approximately $918.9 million, $597.0 million and $171.0 million of availability under the ING Facility, Wells Funding Facility and CBNA Funding Facility (subject to borrowing base availability) (each as defined in Note 6. “Debt” in the notes to the accompanying consolidated financial statements), respectively, we expect to be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of March 31, 2024, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments of $833.2 million.
Unregistered Sales of Equity Securities
For the three months ended March 31, 2024 and 2023, total Units issued and proceeds received were as follows:

Unit Issuance Date	Units Issued	Proceeds Received
For the Three Months Ended March 31, 2024
January 01, 2024	7,646,273	$146,120
February 01, 2024	6,231,714	119,088
March 01, 2024	6,662,271	127,383
Total	20,540,258	$392,591
For the Three Months Ended March 31, 2023
January 01, 2023	1,953,945	$36,304
February 01, 2023	1,882,119	35,478
March 01, 2023	3,239,025	61,347
Total	7,075,089	$133,129

The following table summarizes the Company’s distributions declared and payable for the three months ended March 31, 2024 and 2023:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
For the Three Months Ended March 31, 2024
January 29, 2024	January 31, 2024	February 05, 2024	0.1513	$19,487
February 27, 2024	February 29, 2024	March 05, 2024	0.1512	20,505
March 26, 2024	March 31, 2024	April 04, 2024	0.1513	21,619
Total Distributions			$0.4538	$61,611
For the Three Months Ended March 31, 2023
January 30, 2023	January 31, 2023	February 03, 2023	$0.1432	$10,073
February 28, 2023	February 28, 2023	March 03, 2023	0.1454	10,544
March 28, 2023	March 31, 2023	April 05, 2023	0.1460	11,104
Total Distributions			$0.4346	$31,721
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
The following table summarizes the amounts received and Units issued to unitholders who have participated in the DRIP during for the three months ended March 31, 2024 and 2023:

Payment Date	DRIP Units Issued	DRIP Units Value
For the Three Months Ended March 31, 2024
January 04, 2024	539,376	$10,307
February 05, 2024	583,173	11,144
March 05, 2024	613,350	11,728
Total	1,735,899	$33,179
For the Three Months Ended March 31, 2023
January 04, 2023	286,606	$5,325
February 03, 2024	288,686	5,442
March 03, 2023	298,750	5,658
Total	874,042	$16,425
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

The following table further summarizes the unit repurchases completed for the three months ended March 31, 2024 and 2023:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
For the Three Months Ended March 31, 2024
March 05, 2024	5.00%	$19.05	3/31/2024	28,707	1,506,944	1.25%	—
For the Three Months Ended March 31, 2023
March 14, 2023	5.00%	$18.71	3/31/2023	27,162	1,451,713	2.13%	—
(1)    Percentage is based on total units as of the close of the previous calendar quarter.
(2)    All repurchase requests were satisfied in full.
Debt
Our outstanding debt obligations were as follows:

	March 31, 2024			December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
ING Facility(1)	$925,000	$6,067	$918,933	$925,000	$6,168	$918,832
Wells Funding Facility	750,000	153,000	597,000	750,000	—	750,000
CBNA Funding Facility	235,000	64,000	171,000	235,000	25,500	209,500
Series A 2026 Notes(2)	204,000	204,000	—	204,000	204,000	—
Series A 2028 Notes(2)	146,000	146,000	—	146,000	146,000	—
Series B 2026 Notes(3)	107,000	107,000	—	107,000	107,000	—
Series B 2028 Notes(3)	128,000	128,000	—	128,000	128,000	—
Series C 2027 Notes(4)	136,500	136,500	—	136,500	136,500	—
Series C 2029 Notes(4)	163,500	163,500	—	163,500	163,500	—
Total	$2,795,000	$1,108,067	$1,686,933	$2,795,000	$916,668	$1,878,332
(1)    Under the ING Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of March 31, 2024, the Company had borrowings denominated in Euros (EUR) of 5,618. As of December 31, 2023, the Company had borrowings denominated in Euros (EUR) of 5,618.
(2)    The carrying value of the Company’s Series A 2026 Notes and Series A 2028 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $1,443 and $1,252, respectively as of March 31, 2024 and $1,619 and $1,327, respectively as of December 31, 2023.
(3)    The carrying value of the Company’s Series B 2026 Notes and Series B 2028 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $958 and $1,269, respectively, as of March 31, 2024 and $1,059 and $1,341, respectively as of December 31, 2023.
(4)    The carrying value of the Company’s Series C 2027 Notes and Series C 2029 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $1,329 and $1,661, respectively as of March 31, 2024 and $1,372 and $1,661, respectively as of December 31, 2023.
For further details, see Note 6 “Debt” to our consolidated financial statements included in this report.
RECENT DEVELOPMENTS
April Issuances and Distribution Declarations
Pursuant to our continuous private offering, we issued approximately 5,566,529 Units for an aggregate offering price of $106.0 million effective April 1, 2024.
On April 25, 2024, we declared a distribution to unitholders of record in the amount of $0.1508 per unit and payable on May 3, 2024 to unitholders of record as of April 30, 2024.

May Issuances

Pursuant to our continuous private offering, we held a close relating to the sale of our Units for an aggregate offering price of $147.9 million effective May 1, 2024.

CRITICAL ACCOUNTING ESTIMATES
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates, including those relating to the valuation of our investment portfolio should be read in connection with our consolidated financial statements in Part I, Item 1A of this Report, including Note 2 “Summary of Significant Accounting Policies.”
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
MS Credit Partners Holdings, Inc., a wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, has entered into subscription agreements and has made capital contributions at the closings of the Company’s continuous private offering representing an aggregate capital contribution of $25.0 million, in exchange for 1,256,051 Units. Because MS Credit Partners Holdings, Inc. has made an aggregate capital contribution of $25.0 million as of the date of this report, MS Credit Partners Holdings, Inc. has no further obligation, contractual or otherwise, to support us. Morgan Stanley has no history of financially supporting any of the BDCs on the MS Private Credit platform, even during periods of financial distress.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including valuation risk, market risk and interest rate risk.
Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of portfolio companies. During periods of market dislocation, we will seek to invest prudently in the secondary loan market to provide our investors better risk adjusted returns while adhering to our core investment tenants. Most of our investments will not have a readily available market price. To ensure accurate valuations, our investments are valued at fair value in good faith by our Board of Directors, based on, among other things, the input of the Investment Adviser, including the Valuation Designee, our Audit Committee and independent third-party valuation firms engaged at the direction of our Board of Directors, , or Valuation Designee, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment while employing a consistently applied valuation process for the investments we hold. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
Market Risk
The market value of a security may move up or down, sometimes rapidly and unpredictably. These fluctuations may cause a security to be worth less than the price originally paid for it, or less than it was worth at an earlier time. Market risk may affect a single issuer, industry, sector of the economy or the market as a whole. Global economies and financial markets are increasingly interconnected, which increases the probabilities that conditions in one country or region might adversely impact issuers in a different country or region. Conditions affecting the general economy, including political, social, or economic instability at the local, regional, or global level, may also affect the market value of a security. Health crises, such as pandemic and epidemic diseases, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have and may in the future have an adverse effect on a company’s investments and net asset value and can lead to increased market volatility. See “Part I, Item 1A. Risk Factors—General Risk Factors—We are operating in a period of capital markets disruption and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have a negative impact on our business and operations.” of our Form 10-K and “Part I, Item 1A. Risk Factors—General Risk Factors—Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics, such as the Coronavirus pandemic, may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition” of our Form 10-K.
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
As of March 31, 2024, approximately 99.9% of our debt investments were at floating rates. Based on our Consolidated Statements of Financial Condition as of March 31, 2024, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of March 31, 2024) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense(1)	Income
Up 300 basis points	$115,837	$(33,242)	$82,595
Up 200 basis points	$77,225	$(22,161)	$55,064
Up 100 basis points	$38,612	$(11,081)	$27,531
Up 25 basis points	$9,653	$(2,770)	$6,883
Down 25 basis points	$(9,653)	$2,770	$(6,883)
Down 100 basis points	$(38,612)	$11,081	$(27,531)
Down 200 basis points	$(77,225)	$22,161	$(55,064)
Down 300 basis points	$(115,837)	$33,242	$(82,595)
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of March 31, 2024 (the end of the period covered by this report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred for the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
See also “Note 1 to Consolidated Financial Statements in Part I, Item 1. Consolidated Financial Statements and Supplementary Data” of this Form 10-Q.
Item 1A. Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the risk factors previously disclosed under Item 1A of the Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks disclosed in the Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
Refer to “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 8. Members’ Capital” in this Report, the Form 10-K and our Current Report on Form 8-K filed on January 31, 2024, February 29, 2024 and March 28, 2024, for the issuance of our Class S Units for the three months ended March 31, 2024. Such issuances were part of our continuous private offering and were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.
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
On February 2, 2024, we announced a quarterly tender offer that commenced on February 5, 2024 and ended at 12:01 a.m., Eastern Time, on March 5, 2024 (the “Offer”). Because there is no secondary trading market for our Units, our Board of Directors determined, after consideration of various matters, that the Offer was in the best interests of unitholders in order to provide liquidity for our unitholders. Approximately 1,506,944 of our Units were validly tendered and not withdrawn prior to the expiration of the Offer. The Units were repurchased at a price of $19.05 per Unit, which represents the net asset value per Unit as of March 31, 2024. The payment of the purchase price of the Units tendered was promptly made in cash issued to the unitholders whose tenders were accepted for purchase by us in accordance with the terms of the Offer.
Item 3: Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits and Financial Statement Schedules
(a) Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

North Haven Private Income Fund LLC
Dated: May 14, 2024	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (Principal Executive Officer)

Dated: May 14, 2024	By:	/s/ David Pessah
David Pessah Chief Financial Officer (Principal Financial Officer)