Form 10-Q
period 2024-06-30
North Haven Private Income Fund LLC
filed 2024-08-12
CIK 1851322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of the registrant’s Class S Units outstanding at August 12, 2024 was 160,882,265.

North Haven Private Income Fund LLC
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024
SIGNATURES

North Haven Private Income Fund LLC
Consolidated Statements of Financial Condition
(In thousands, except unit and per unit amounts)

	As of
	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $4,299,952 and $3,227,449)	$4,272,184	$3,195,486
Non-controlled/affiliated investments, at fair value (amortized cost of $125,563 and $—)	125,563	—
Cash (restricted cash of $14,840 and $740)	165,857	222,244
Deferred financing costs	10,763	12,356
Interest and dividend receivable from non-controlled/non-affiliated investments	35,555	23,634
Receivable for investments sold/repaid	3,327	284
Prepaid expenses and other assets	2,862	8,078
Total assets	4,616,111	3,462,082

Liabilities
Debt (net of debt issuance costs of $7,277 and $8,379)	1,259,915	914,829
Payable for investments purchased	161,094	24
Payable to affiliates (Note 3)	1,015	3,750
Distributions payable	24,284	18,455
Management fees payable	9,045	6,529
Subscriptions received in advance (Note 8)	47,418	146,120
Payable for units repurchased (Note 8)	52,219	27,596
Income based incentive fee payable	6,543	7,833
Interest and financing costs payable	28,193	26,144
Accrued expenses and other liabilities	19,670	6,372
Total liabilities	1,609,396	1,157,652

Commitments and Contingencies (Note 7)

Members' Capital
Common units, par value $0.001 per unit (157,660,747 and 120,613,447 units issued and outstanding)	158	121
Paid-in capital in excess of par value	3,038,586	2,331,297
Total distributable earnings (loss)	(32,029)	(26,988)
Total members' capital	$3,006,715	$2,304,430
Total liabilities and members' capital	$4,616,111	$3,462,082
Net asset value per unit	$19.07	$19.11

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund LLC
Consolidated Statements of Operations (Unaudited)
(In thousands, except unit and per unit amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$114,045	$64,398	$214,285	$119,050
Payment-in-kind	2,813	585	5,413	1,107
Dividend income	1,126	763	2,086	1,638
Other income	3,068	2,010	5,237	3,063
Total investment income	121,052	67,756	227,021	124,858
Expenses:
Interest expense and other financing expenses	29,118	17,353	55,341	31,011
Management fees	9,045	4,741	16,942	8,964
Income based incentive fees	10,143	5,590	18,954	10,374
Professional fees	1,601	969	2,970	1,624
Organization and offering costs	—	—	—	18
Directors' fees	101	82	207	165
Administrative service fees	20	22	52	43
Servicing fees	6,151	3,224	11,521	6,096
General and other expenses	20	26	118	328
Total expenses	56,199	32,007	106,105	58,623
Expense support (Note 3)	(1,600)	—	(1,600)	—
Income based incentive fees waiver (Note 3)	(3,600)	(424)	(3,600)	(424)
Net expenses	50,999	31,583	100,905	58,199
Net investment income before taxes	70,053	36,173	126,116	66,659
Excise tax expense	—	—	15	—
Net investment income after taxes	70,053	36,173	126,101	66,659
Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	(685)	—	(3,773)	42
Foreign currency and other transactions	(15)	—	(14)	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	3,553	12,019	4,369	20,219
Translation of assets and liabilities in foreign currencies	9	—	(37)	—
Net realized and unrealized gain (loss)	$2,862	$12,019	$545	$20,261
Net increase (decrease) in members' capital resulting from operations	$72,915	$48,192	$126,646	$86,920

Net investment income (loss) per unit (basic and diluted)	$0.45	$0.44	$0.87	$0.86
Earnings (loss) per unit (basic and diluted)	$0.47	$0.58	$0.87	$1.12
Weighted average units outstanding (Note 9):	154,605,526	82,814,895	145,102,751	77,908,744
The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund LLC
Consolidated Statements of Changes in Members’ Capital (Unaudited)
(In thousands, except unit and per unit amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Members' Capital at beginning of period:	$2,693,613	$1,395,612	$2,304,430	$1,266,213
Increase (decrease) in members’ capital resulting from operations:
Net investment income (loss)	70,053	36,173	126,101	66,659
Net realized gain (loss)	(700)	—	(3,787)	42
Net change in unrealized appreciation (depreciation)	3,562	12,019	4,332	20,219
Net increase (decrease) in members’ capital resulting from operations	72,915	48,192	126,646	86,920
Distributions to Unitholders from:
Distributable earnings	(70,075)	(35,783)	(131,686)	(67,504)
Capital transactions:
Issuance of Units	323,305	235,727	715,896	368,856
Reinvestment of distributions	39,176	18,258	72,355	34,683
Repurchased Units	(52,219)	(31,798)	(80,926)	(58,960)
Net increase in members' capital resulting from capital transactions	310,262	222,187	707,325	344,579
Total increase (decrease) in members' capital	313,102	234,596	702,285	363,995
Members' capital at end of period	$3,006,715	$1,630,208	$3,006,715	$1,630,208
Distributions per unit	$0.45	$0.43	$0.91	$0.87

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund LLC
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Six Months Ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities:
Net increase (decrease) in members' capital resulting from operations	$126,646	$86,920
Adjustments to reconcile net increase (decrease) in members' capital resulting from operations to net cash provided by (used in) operating activities
Net change in unrealized (appreciation) depreciation on investments	(4,369)	(20,219)
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	37	—
Net unrealized (appreciation) depreciation on interest rate swap attributed to unsecured notes	722	—
Net realized (gain) loss on investments	3,773	(42)
Net realized (gain) loss on foreign currency and other transactions	14	—
Net accretion of discount and amortization of premium on investments	(8,047)	(3,539)
Payment-in-kind interest and dividend capitalized	(8,471)	(2,518)
Amortization of deferred financing costs	1,742	1,143
Amortization of debt issuance costs on Unsecured Notes	1,272	316
Amortization of deferred offering costs	—	18
Purchases of investments and change in payable for investments purchased	(1,355,705)	(682,230)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	328,432	132,085
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	(11,921)	(3,633)
(Increase) decrease in prepaid expenses and other assets	(1,746)	655
(Decrease) increase in payable to affiliates	(2,735)	(131)
(Decrease) increase in management fees payable	2,516	908
(Decrease) increase in incentive fees payable	(1,290)	3,763
(Decrease) increase in interest payable	2,049	15,015
(Decrease) increase in accrued expenses and other liabilities	3,124	1,047
Net cash provided by (used in) operating activities	(923,957)	(470,442)

Cash flows from financing activities:
Borrowings on debt	$749,051	$920,000
Repayments on debt	(388,500)	(716,000)
Deferred financing costs paid	(149)	(4,437)
Debt issuance costs paid	(170)	(3,800)
Distributions paid	(53,501)	(29,932)
Proceeds from issuance of Units	569,776	332,552
Subscriptions received in advance	47,418	86,154
Repurchases of Units	(56,304)	(47,390)
Net cash provided by (used in) financing activities	867,621	537,147
Net increase (decrease) in cash	(56,336)	66,705
Effect of foreign exchange rate changes on cash	(51)	—
Cash and restricted cash, at beginning of period	222,244	75,378
Cash and restricted cash, at end of period	$165,857	$142,083

North Haven Private Income Fund LLC
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

Supplemental information and non-cash activities:
Excise tax paid	$114	$170
Interest expense paid	$47,894	$14,536
Distribution reinvestment paid	$72,356	$34,683
Accrued but unpaid distributions	$24,284	$12,703
Accrued but unpaid repurchases of Units	$52,219	$31,798
Non-cash purchases of investments	$(22,136)	$—
Non-cash sales of investments	$22,136	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Debt Investments
Aerospace & Defense
Dynasty Acquisition Co., Inc.	(12)	First Lien Debt	S +	3.50%	8.84%	8/24/2028	4,995	$5,016	$5,010	0.17%
Jonathan Acquisition Company	(6) (9)	First Lien Debt	S +	5.00%	10.44%	12/22/2026	1,146	1,118	1,142	0.04
KKR Apple Bidco, LLC	(11)	First Lien Debt	S +	2.75%	8.21%	9/22/2028	4,875	4,871	4,877	0.16
Mantech International CP	(6) (7) (10)	First Lien Debt	S +	5.00%	10.33%	9/14/2029	20,607	20,275	20,607	0.69
Mantech International CP	(6) (10) (18)	First Lien Debt	S +	5.00%	10.33%	9/14/2029	1,833	1,778	1,833	0.06
Mantech International CP	(6) (10) (18)	First Lien Debt	S +	5.00%	10.33%	9/14/2028	—	(45)	—	—
								33,013	33,469	1.11
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(6) (8) (10)	First Lien Debt	S +	5.75%	11.26%	6/11/2027	50,647	49,977	50,647	1.68
RoadOne IntermodaLogistics	(6) (9)	First Lien Debt	S +	6.25%	11.59%	12/29/2028	650	634	636	0.02
RoadOne IntermodaLogistics	(6) (9) (18)	First Lien Debt	S +	6.25%	11.59%	12/29/2028	60	57	56	—
RoadOne IntermodaLogistics	(6) (9) (18)	First Lien Debt	S +	6.25%	11.59%	12/29/2028	8	5	5	—
								50,673	51,344	1.71
Automobile Components
Continental Battery Company	(6) (7) (9) (16)	First Lien Debt	S +	7.00% (incl. 4.08% PIK)	12.49%	1/20/2027	6,338	6,268	5,177	0.17
Les Schwab Tire Centers	(11)	First Lien Debt	S +	3.00%	8.34%	4/23/2031	6,881	6,888	6,876	0.23
Randy's Holdings, Inc.	(6) (7) (9)	First Lien Debt	S +	6.25%	11.54%	11/1/2028	11,138	10,876	11,138	0.37
Randy's Holdings, Inc.	(6) (9) (18)	First Lien Debt	S +	6.25%	11.54%	11/1/2028	692	642	692	0.02
Randy's Holdings, Inc.	(6) (9) (18)	First Lien Debt	S +	6.25%	11.54%	11/1/2028	283	250	283	0.01
Sonny's Enterprises, LLC	(6) (9)	First Lien Debt	S +	5.25%	10.73%	8/5/2028	33,282	32,666	33,282	1.11
Sonny's Enterprises, LLC	(6) (9) (18)	First Lien Debt	S +	5.25%	10.73%	8/5/2028	3,454	3,322	3,429	0.11
Sonny's Enterprises, LLC	(6) (9) (18)	First Lien Debt	S +	5.25%	10.73%	8/5/2027	—	(97)	—	—
								60,815	60,877	2.02
Automobiles
ARI Network Services, Inc.	(6) (7) (10)	First Lien Debt	S +	5.25%	10.69%	2/28/2026	14,016	13,949	14,016	0.47
COP Collisionright Parent, LLC	(6) (8) (9)	First Lien Debt	S +	5.50%	10.83%	1/29/2030	30,087	29,516	29,608	0.98
COP Collisionright Parent, LLC	(6) (9) (18)	First Lien Debt	S +	5.50%	10.83%	1/29/2030	1,382	1,207	1,105	0.04
COP Collisionright Parent, LLC	(6) (9) (18)	First Lien Debt	S +	5.50%	10.83%	1/29/2030	726	635	648	0.02
LeadVenture, Inc.	(6) (10)	First Lien Debt	S +	5.25%	10.69%	2/28/2026	1,272	1,251	1,272	0.04
MajorDrive Holdings IV LLC	(11)	First Lien Debt	S +	4.00%	9.60%	6/1/2028	2,985	2,988	2,988	0.10

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Turbo Buyer, Inc.	(6) (9)	First Lien Debt	S +	6.00%	11.48%	12/2/2025	984	$971	$938	0.03%
Vehlo Purchaser, LLC	(6) (10)	First Lien Debt	S +	5.25%	10.58%	5/24/2028	8,277	8,198	8,198	0.27
Vehlo Purchaser, LLC	(6) (10) (18)	First Lien Debt	S +	5.25%	10.58%	5/24/2028	2,009	1,749	1,749	0.06
Vehlo Purchaser, LLC	(6) (10) (18)	First Lien Debt	S +	5.25%	10.58%	5/24/2028	121	117	117	—
								60,581	60,639	2.02
Beverages
Triton Water Holdings, Inc.	(11)	First Lien Debt	S +	3.25%	8.85%	3/31/2028	4,874	4,858	4,874	0.16

Biotechnology
GraphPad Software, LLC	(6) (10)	First Lien Debt	S +	4.75%	10.10%	6/30/2031	37,651	37,463	37,463	1.25
GraphPad Software, LLC	(6) (10) (18)	First Lien Debt	S +	4.75%	10.10%	6/30/2031	—	(56)	(56)	—
GraphPad Software, LLC	(6) (9) (18)	First Lien Debt	S +	4.75%	10.10%	6/30/2031	—	(21)	(21)	—
								37,386	37,386	1.24
Building Products
ACProducts, Inc.	(11)	First Lien Debt	S +	4.25%	9.85%	5/17/2028	4,874	4,861	4,116	0.14
Chamberlain Group, Inc.	(11)	First Lien Debt	S +	3.25%	8.69%	11/3/2028	5,890	5,881	5,882	0.20
Icebox Holdco III, Inc.	(11)	First Lien Debt	S +	3.75%	9.35%	12/22/2028	2,446	2,448	2,450	0.08
Project Potter Buyer, LLC	(6) (7) (9)	First Lien Debt	S +	6.00%	11.32%	4/23/2027	10,326	10,326	10,326	0.34
Project Potter Buyer, LLC	(6) (9) (18)	First Lien Debt	S +	6.00%	11.32%	4/23/2026	332	332	332	0.01
White Cap Buyer LLC		First Lien Debt	S +	3.25%	8.59%	10/19/2029	2,444	2,446	2,447	0.08
								26,294	25,553	0.85
Chemicals
Olympus Water US Holding Corporation	(11)	First Lien Debt	S +	3.75%	9.10%	6/20/2031	2,713	2,715	2,716	0.09
Tank Holding Corp.	(8) (10)	First Lien Debt	S +	5.75%	11.44%	3/31/2028	53,640	52,673	52,602	1.75
Tank Holding Corp.	(10) (18)	First Lien Debt	S +	5.75%	11.44%	3/31/2028	4,106	3,945	3,938	0.13
Tank Holding Corp.	(10) (18)	First Lien Debt	S +	5.75%	11.44%	3/31/2028	—	(23)	(37)	—
V Global Holdings, LLC	(6) (7) (10)	First Lien Debt	S +	5.75%	11.22%	12/22/2027	14,488	14,290	13,580	0.45
V Global Holdings, LLC	(6) (10) (18)	First Lien Debt	S +	5.75%	11.22%	12/22/2025	1,475	1,458	1,348	0.04
								75,058	74,147	2.47
Commercial Services & Supplies
Allied Universal Holdco, LLC	(11)	First Lien Debt	S +	3.75%	9.19%	5/12/2028	6,825	6,818	6,795	0.23
Atlas Us Finco, Inc.	(6) (7) (9) (13)	First Lien Debt	S +	5.75%	11.08%	12/9/2029	35,649	34,892	35,545	1.18
Atlas Us Finco, Inc.	(6) (9) (13) (18)	First Lien Debt	S +	5.75%	11.08%	12/9/2028	—	(29)	—	—
BPG Holdings IV Corp.	(6) (8) (10)	First Lien Debt	S +	6.00%	11.34%	7/29/2029	16,592	15,693	15,055	0.50
Consor Intermediate II, LLC	(6) (10)	First Lien Debt	S +	4.75%	10.09%	5/12/2031	5,827	5,770	5,770	0.19

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Consor Intermediate II, LLC	(6) (10) (18)	First Lien Debt	S +	4.75%	10.09%	5/12/2031	—	$(26)	$(26)	—%
Consor Intermediate II, LLC	(6) (10) (18)	First Lien Debt	S +	4.75%	10.09%	5/12/2031	—	(14)	(14)	—
DG Investment Intermediate Holdings 2, Inc.	(10)	First Lien Debt	S +	3.75%	9.21%	3/31/2028	4,392	4,394	4,375	0.15
Employbridge Holding Company	(10)	First Lien Debt	S +	4.75%	10.31%	7/19/2028	2,437	2,437	1,659	0.06
Energy Labs Holdings Corp.	(6) (9)	First Lien Debt	S +	5.00%	10.44%	4/7/2028	7,614	7,533	7,500	0.25
Energy Labs Holdings Corp.	(6) (9) (18)	First Lien Debt	S +	5.00%	10.44%	4/7/2028	690	664	661	0.02
Energy Labs Holdings Corp.	(6) (9) (18)	First Lien Debt	S +	5.00%	10.44%	4/7/2028	—	(21)	(27)	—
FLS Holding, Inc.	(6) (7) (9) (13)	First Lien Debt	S +	5.25%	10.74%	12/15/2028	8,752	8,628	8,101	0.27
FLS Holding, Inc.	(6) (9) (13)	First Lien Debt	S +	5.25%	10.74%	12/15/2028	2,052	2,023	1,899	0.06
FLS Holding, Inc.	(6) (9) (13) (18)	First Lien Debt	S +	5.25%	10.74%	12/17/2027	417	407	355	0.01
Helios Service Partners, LLC	(6) (9)	First Lien Debt	S +	6.25%	11.85%	3/19/2027	12,130	11,891	12,130	0.40
Helios Service Partners, LLC	(6) (9) (18)	First Lien Debt	S +	6.25%	11.85%	3/19/2027	18,616	18,197	18,616	0.62
Helios Service Partners, LLC	(6) (9) (18)	First Lien Debt	S +	6.25%	11.85%	3/19/2027	—	(43)	—	—
Hercules Borrower LLC	(6) (10) (18)	First Lien Debt	S +	5.25%	10.69%	12/15/2026	3,184	3,017	3,017	0.10
HSI Halo Acquisition, Inc	(6) (7) (10)	First Lien Debt	S +	5.00%	10.35%	6/30/2031	19,022	18,832	18,832	0.63
HSI Halo Acquisition, Inc	(6) (10) (18)	First Lien Debt	S +	5.00%	10.35%	6/30/2031	—	(23)	(23)	—
HSI Halo Acquisition, Inc	(6) (10) (18)	First Lien Debt	S +	5.00%	10.35%	6/28/2030	—	(30)	(30)	—
Iris Buyer, LLC	(6) (9)	First Lien Debt	S +	6.25%	11.59%	10/2/2030	15,678	15,278	15,537	0.52
Iris Buyer, LLC	(6) (9) (18)	First Lien Debt	S +	6.25%	11.59%	10/2/2030	1,478	1,431	1,458	0.05
Iris Buyer, LLC	(6) (9) (18)	First Lien Debt	S +	6.25%	11.59%	10/2/2029	—	(54)	(20)	—
LHS Borrower, LLC	(11)	First Lien Debt	S +	4.75%	10.19%	2/16/2029	2,438	2,407	2,302	0.08
Helios Service Partners, LLC	(6) (9) (18)	First Lien Debt	S +	6.25%	11.85%	3/19/2027	—	(176)	(144)	—
PECF USS Intermediate Holding III Corporation	(11)	First Lien Debt	S +	4.25%	9.84%	12/15/2028	4,875	4,884	3,213	0.11
Pye-Barker Fire & Safety, LLC	(6) (10)	First Lien Debt	S +	4.50%	9.85%	5/26/2031	18,135	18,135	18,135	0.60
Pye-Barker Fire & Safety, LLC	(6) (10) (18)	First Lien Debt	S +	4.50%	9.85%	5/26/2031	—	(36)	(36)	—
Pye-Barker Fire & Safety, LLC	(6) (10) (18)	First Lien Debt	S +	4.50%	9.85%	5/24/2030	314	289	289	0.01
Sherlock Buyer Corp.	(6) (7) (9)	First Lien Debt	S +	5.75%	11.19%	12/8/2028	6,956	6,857	6,956	0.23
Sherlock Buyer Corp.	(6) (9) (18)	First Lien Debt	S +	5.75%	11.19%	12/8/2027	—	(9)	—	—
SITEL Worldwide Corporation	(9)	First Lien Debt	S +	3.75%	9.21%	8/28/2028	4,875	4,888	3,735	0.12
Surewerx Purchaser III, Inc.	(6) (10) (13)	First Lien Debt	S +	5.25%	10.59%	12/28/2029	2,002	1,951	2,002	0.02

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)		Cost(5)	Fair Value	Percentage of Net Assets
Surewerx Purchaser III, Inc.	(6) (10) (13) (18)	First Lien Debt	S +	5.25%	10.59%	12/28/2029	—		$(7)	$—	—%
Surewerx Purchaser III, Inc.	(6) (10) (13) (18)	First Lien Debt	S +	5.25%	10.59%	12/28/2028	250		239	239	0.01
Surewerx Purchaser III, Inc.	(6) (10) (13)	First Lien Debt	S +	5.25%	10.59%	12/28/2029	C$	2,624	1,892	1,904	0.02
Sweep Midco, LLC	(6) (15)	Second Lien Debt				3/12/2036	1,532		—	—	—
Sweep Midco, LLC	(6) (15)	Second Lien Debt				3/12/2034	528		264	264	0.01
Sweep Purchaser, LLC	(6) (9)	First Lien Debt	S +	5.75% PIK	11.19%	6/30/2027	1,850		1,850	1,850	0.06
Sweep Purchaser, LLC	(6) (9)	First Lien Debt	S +	5.75%	11.19%	6/30/2027	1,001		1,001	1,001	0.03
Tamarack Intermediate, LLC	(6) (10)	First Lien Debt	S +	5.50%	11.00%	3/13/2028	17,340		17,107	17,020	0.57
Tamarack Intermediate, LLC	(6) (10)	First Lien Debt	S +	5.50%	11.00%	3/13/2028	1,645		1,608	1,612	0.05
Tamarack Intermediate, LLC	(6) (10) (18)	First Lien Debt	S +	5.50%	11.00%	3/13/2028	—		(31)	(48)	—
TruGreen Limited Partnership	(10)	First Lien Debt	S +	4.00%	9.44%	11/2/2027	4,874		4,842	4,684	0.16
USIC Holdings, Inc.	(11)	First Lien Debt	S +	3.50%	9.08%	5/12/2028	6,832		6,803	6,600	0.22
Vensure Employer Services, Inc.	(6) (10) (18)	First Lien Debt	S +	5.25%	10.58%	4/1/2027	10,326		10,159	10,326	0.34
VRC Companies, LLC	(6) (9)	First Lien Debt	S +	5.75%	11.08%	6/29/2027	29,294		29,020	29,294	0.97
VRC Companies, LLC	(6) (9) (18)	First Lien Debt	S +	5.75%	11.08%	6/29/2027	16,641		16,011	16,641	0.55
VRC Companies, LLC	(6) (9) (18)	First Lien Debt	S +	5.75%	11.08%	6/29/2027	—		—	—	—
									287,613	285,004	9.48
Construction & Engineering
Arcoro Holdings Corp.	(6) (9)	First Lien Debt	S +	5.50%	10.84%	3/28/2030	57,391		56,279	56,749	1.89
Arcoro Holdings Corp.	(6) (9) (18)	First Lien Debt	S +	5.50%	10.84%	3/28/2030	—		(165)	(96)	—
Centuri Group, Inc.	(11)	First Lien Debt	S +	2.50%	7.96%	8/27/2028	2,233		2,231	2,231	0.07
KPSKY Acquisition, Inc.	(6) (7) (10)	First Lien Debt	S +	5.50%	10.93%	10/19/2028	6,417		6,328	6,033	0.20
KPSKY Acquisition, Inc.	(6) (10)	First Lien Debt	S +	5.50%	10.93%	10/19/2028	13,185		12,982	12,396	0.41
LJ Avalon Holdings, LLC	(6) (9)	First Lien Debt	S +	5.25%	10.74%	2/1/2030	2,959		2,883	2,950	0.10
LJ Avalon Holdings, LLC	(6) (9) (18)	First Lien Debt	S +	5.25%	10.74%	2/1/2030	471		441	458	0.02
LJ Avalon Holdings, LLC	(6) (9) (18)	First Lien Debt	S +	5.25%	10.74%	2/1/2029	—		(11)	(2)	—
Superman Holdings, LLC	(6) (9)	First Lien Debt	S +	5.75%	11.09%	8/31/2027	10,148		9,952	10,133	0.34
Superman Holdings, LLC	(6) (9) (18)	First Lien Debt	S +	5.75%	11.09%	8/31/2027	—		(22)	(4)	—
									90,898	90,848	3.02
Consumer Finance
Deerfield Dakota Holding, LLC	(9)	First Lien Debt	S +	3.75%	9.08%	4/9/2027	4,873		4,887	4,867	0.16

Consumer Staples Distribution & Retail
CNT Holdings I Corp.	(10)	First Lien Debt	S +	3.50%	8.83%	11/8/2027	4,875		4,886	4,883	0.16
PDI TA Holdings, Inc.	(6) (10)	First Lien Debt	S +	5.25%	10.83%	2/3/2031	32,428		32,117	32,412	1.08

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
PDI TA Holdings, Inc.	(6) (10) (18)	First Lien Debt	S +	5.25%	10.83%	2/3/2031	3,885	$3,808	$3,878	0.13%
PDI TA Holdings, Inc.	(6) (10) (18)	First Lien Debt	S +	5.25%	10.83%	2/3/2031	—	(34)	(2)	—
								40,777	41,171	1.37
Containers & Packaging
Berlin Packaging LLC		First Lien Debt	S +	3.75%	9.19%	6/9/2031	3,990	3,990	3,997	0.13
BP Purchaser, LLC	(6) (7) (10)	First Lien Debt	S +	5.50%	11.11%	12/11/2028	9,668	9,532	9,062	0.30
FORTIS Solutions Group, LLC	(6) (10)	First Lien Debt	S +	5.50%	10.94%	10/13/2028	7,152	7,067	7,152	0.24
FORTIS Solutions Group, LLC	(6) (10)	First Lien Debt	S +	5.50%	10.94%	10/13/2028	2,331	2,251	2,331	0.08
FORTIS Solutions Group, LLC	(6) (10) (18)	First Lien Debt	S +	5.50%	10.94%	10/15/2027	129	121	129	—
Proampac PG Borrower, LLC	(12)	First Lien Debt	S +	4.50%	9.33%	9/15/2028	3,000	3,015	3,000	0.10
								25,976	25,671	0.85
Distributors
48Forty Solutions, LLC	(6) (9)	First Lien Debt	S +	6.00%	11.43%	11/30/2026	36,439	35,973	31,902	1.06
48Forty Solutions, LLC	(6) (9) (18)	First Lien Debt	S +	6.00%	11.43%	11/30/2026	4,488	4,429	3,790	0.13
ABB Concise Optical Group, LLC	(6) (7) (10)	First Lien Debt	S +	7.50%	12.99%	2/23/2028	17,008	16,716	15,227	0.51
Avalara, Inc.	(6) (8) (10)	First Lien Debt	S +	7.25%	12.59%	10/19/2028	20,062	19,771	20,062	0.67
Avalara, Inc.	(6) (10) (18)	First Lien Debt	S +	7.25%	12.59%	10/19/2028	—	(27)	—	—
Bradyifs Holdings, LLC	(6) (7) (8) (9)	First Lien Debt	S +	6.00%	11.33%	10/31/2029	40,504	39,761	40,423	1.34
Bradyifs Holdings, LLC	(6) (9) (18)	First Lien Debt	S +	6.00%	11.33%	10/31/2029	2,771	2,705	2,762	0.09
Bradyifs Holdings, LLC	(6) (9) (18)	First Lien Debt	S +	6.00%	11.33%	10/31/2029	—	(61)	(7)	—
PT Intermediate Holdings III, LLC	(6) (10)	First Lien Debt	S +	5.00% (incl.1.75% PIK)	10.33%	4/9/2030	46,687	46,128	46,129	1.53
PT Intermediate Holdings III, LLC	(6) (10) (18)	First Lien Debt	S +	5.00% (incl.1.75% PIK)	10.33%	4/9/2030	—	(5)	(5)	—
								165,390	160,283	5.33
Diversified Consumer Services
Any Hour, LLC	(6)	First Lien Debt	S +	5.00%	10.33%	5/23/2030	11,861	11,686	11,686	0.39
Any Hour, LLC	(6) (18)	First Lien Debt	S +	5.00%	10.33%	5/23/2030	—	(25)	(25)	—
Any Hour, LLC	(6) (18)	First Lien Debt	S +	5.00%	10.33%	5/23/2030	225	200	200	0.01
Any Hour, LLC	(6)	Other Debt		13.00% PIK	13.00%	5/23/2031	2,982	2,924	2,924	0.10
Apex Service Partners, LLC	(6) (7) (8) (9)	First Lien Debt	S +	7.00% (incl. 2.00% PIK)	12.33%	10/24/2030	52,807	51,878	52,501	1.75
Apex Service Partners, LLC	(6) (9) (18)	First Lien Debt	S +	7.00% (incl. 2.00% PIK)	12.33%	10/24/2030	11,262	11,015	11,189	0.37
Apex Service Partners, LLC	(6) (9) (18)	First Lien Debt	S +	7.00% (incl. 2.00% PIK)	12.33%	10/24/2029	1,863	1,793	1,839	0.06

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Asurion, LLC		First Lien Debt	S +	3.25%	8.71%	12/23/2026	7,361	$7,345	$7,293	0.24%
Essential Services Holding Corporation	(6) (7) (10)	First Lien Debt	S +	5.00%	10.33%	6/17/2031	18,624	18,438	18,439	0.61
Essential Services Holding Corporation	(6) (10) (18)	First Lien Debt	S +	5.00%	10.33%	6/17/2031	—	(26)	(26)	—
Essential Services Holding Corporation	(6) (10) (18)	First Lien Debt	S +	5.00%	10.33%	6/17/2031	—	(32)	(32)	—
EVDR Purchaser, Inc.	(6) (10)	First Lien Debt	S +	5.50%	10.84%	2/14/2031	41,362	40,566	41,255	1.37
EVDR Purchaser, Inc.	(6) (10) (18)	First Lien Debt	S +	5.50%	10.84%	2/14/2031	—	(112)	(31)	—
EVDR Purchaser, Inc.	(6) (10) (18)	First Lien Debt	S +	5.50%	10.84%	2/14/2030	829	695	811	0.03
FPG Intermediate Holdco, LLC	(6) (9) (16)	First Lien Debt	S +	6.75% (incl. 4.00% PIK)	12.10%	3/5/2027	6,668	6,585	6,094	0.20
Heartland Home Services	(6) (10)	First Lien Debt	S +	5.75%	11.18%	12/15/2026	21,292	21,166	20,010	0.67
KUEHG Corp.	(11)	First Lien Debt	S +	4.50%	9.83%	6/12/2030	2,985	2,999	2,994	0.10
Lightspeed Solution, LLC	(6) (7) (10)	First Lien Debt	S +	6.5% (incl. 2.17% PIK)	11.85%	3/1/2028	16,080	15,874	16,080	0.53
Lightspeed Solution, LLC	(6) (10)	First Lien Debt	S +	6.5% (incl. 2.17% PIK)	11.85%	3/1/2028	1,060	1,045	1,060	0.04
LUV Car Wash Group, LLC	(6) (7) (9)	First Lien Debt	S +	7.00%	12.45%	12/9/2026	9,131	9,084	9,131	0.30
Magnolia Wash Holdings	(6) (9)	First Lien Debt	S +	6.50%	12.06%	7/14/2028	8,341	8,217	7,594	0.25
Magnolia Wash Holdings	(6) (9)	First Lien Debt	S +	6.50%	12.06%	7/14/2028	1,777	1,750	1,618	0.05
Magnolia Wash Holdings	(6) (9) (18)	First Lien Debt	S +	6.50%	12.06%	7/14/2028	223	218	187	0.01
Project Accelerate Parent, LLC	(6) (10)	First Lien Debt	S +	5.25%	10.54%	2/24/2031	33,688	33,363	33,415	1.11
Project Accelerate Parent, LLC	(6) (10) (18)	First Lien Debt	S +	5.25%	10.54%	2/24/2031	—	(46)	(39)	—
Spin Holdco, Inc.	(10)	First Lien Debt	S +	4.00%	9.60%	3/4/2028	4,874	4,882	4,131	0.14
Spotless Brands, LLC	(6) (7) (9)	First Lien Debt	S +	6.50%	11.97%	7/25/2028	24,152	23,792	24,152	0.80
Spotless Brands, LLC	(6) (9)	First Lien Debt	S +	6.50%	11.97%	7/25/2028	4,573	4,505	4,573	0.15
Spotless Brands, LLC	(6) (9) (18)	First Lien Debt	S +	6.50%	11.97%	7/25/2028	313	303	313	0.01
Spring Education Group, Inc.		First Lien Debt	S +	4.00%	9.33%	10/4/2030	3,980	3,994	3,994	0.13
Vertex Service Partners, LLC	(6) (8) (10)	First Lien Debt	S +	5.50%	10.82%	11/8/2030	9,669	9,443	9,547	0.32
Vertex Service Partners, LLC	(6) (10) (18)	First Lien Debt	S +	5.50%	10.82%	11/8/2030	13,393	13,020	13,159	0.44
Vertex Service Partners, LLC	(6) (10) (18)	First Lien Debt	S +	5.50%	10.82%	11/8/2030	359	302	327	0.01
Wand NewCo 3, Inc.		First Lien Debt	S +	3.75%	9.09%	1/30/2031	3,000	3,011	3,018	0.10
								309,852	309,381	10.29

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Electronic Equipment, Instruments & Components
Abracon Group Holdings, LLC	(6) (10)	First Lien Debt	S +	6.00%	11.48%	7/6/2028	25,920	$25,554	$19,624	0.65%
Abracon Group Holdings, LLC	(6) (10) (18)	First Lien Debt	S +	6.00%	11.48%	7/6/2028	—	(29)	(463)	(0.02)
Abracon Group Holdings, LLC	(6) (10)	First Lien Debt	S +	6.00%	11.48%	7/6/2028	1,731	1,708	1,310	0.04
Alliance Laundry Systems, LLC	(10)	First Lien Debt	S +	3.50%	8.90%	10/8/2027	4,234	4,241	4,245	0.14
Dwyer Instruments, Inc.	(6) (10)	First Lien Debt	S +	5.75%	11.19%	7/21/2027	36,107	35,564	35,950	1.20
Dwyer Instruments, Inc.	(6) (10) (18)	First Lien Debt	S +	5.75%	11.19%	7/21/2027	5,425	5,200	5,308	0.18
Dwyer Instruments, Inc.	(6) (10) (18)	First Lien Debt	S +	5.75%	11.19%	7/21/2027	—	(33)	(9)	—
Infinite Bidco, LLC	(6) (8) (11)	First Lien Debt	S +	7.00%	11.84%	3/2/2028	4,539	4,434	4,539	0.15
Infinite Bidco, LLC	(11)	Second Lien Debt	S +	7.00%	12.59%	3/2/2029	9,800	8,514	8,215	0.27
Infinite Bidco, LLC	(11)	Second Lien Debt	S +	7.00%	12.59%	3/2/2029	2,500	2,189	2,096	0.07
Magneto Components Buyco, LLC	(6) (7) (8) (10)	First Lien Debt	S +	6.00%	11.34%	12/5/2030	47,637	46,813	47,304	1.57
Magneto Components Buyco, LLC	(6) (10) (18)	First Lien Debt	S +	6.00%	11.34%	12/5/2030	—	(80)	(66)	—
Magneto Components Buyco, LLC	(6) (10) (18)	First Lien Debt	S +	6.00%	11.34%	12/5/2029	—	(131)	(55)	—
								133,944	127,998	4.26
Entertainment
Renaissance Holding Corp.	(11)	First Lien Debt	S +	4.25%	9.60%	4/5/2030	3,980	3,975	3,974	0.13
								3,975	3,974	0.13
Financial Services
Applitools, Inc.	(6) (10) (13)	First Lien Debt	S +	6.25% PIK	11.59%	5/25/2029	12,273	12,121	12,128	0.40
Applitools, Inc.	(6) (10) (13) (18)	First Lien Debt	S +	6.25%	11.58%	5/25/2028	—	(18)	(17)	—
Cerity Partners, LLC	(6) (10)	First Lien Debt	S +	5.25%	10.60%	7/30/2029	1,746	1,703	1,746	0.06
Cerity Partners, LLC	(6) (10) (18)	First Lien Debt	S +	5.25%	10.60%	7/30/2029	2,466	2,347	2,405	0.08
Cerity Partners, LLC	(6) (10) (18)	First Lien Debt	S +	5.25%	10.60%	7/30/2029	—	(7)	(7)	—
GC Waves Holdings, Inc.	(6) (10)	First Lien Debt	S +	5.25%	10.69%	8/10/2029	11,687	11,481	11,629	0.39
GC Waves Holdings, Inc.	(6) (10)	First Lien Debt	S +	5.25%	10.69%	8/10/2029	11,084	10,363	10,916	0.36
GC Waves Holdings, Inc.	(6) (10) (18)	First Lien Debt	S +	5.25%	10.69%	8/10/2029	—	(28)	(8)	—
GTCR W Merger Sub LLC		First Lien Debt	S +	3.00%	8.33%	1/31/2031	7,500	7,527	7,499	0.25
RFS Opco LLC	(6) (11)	First Lien Debt	S +	5.00%	10.34%	4/4/2031	17,000	16,834	16,834	0.56
RFS Opco LLC	(6) (11) (18)	First Lien Debt	S +	4.00%	9.34%	4/4/2029	—	(248)	(248)	(0.01)
SitusAMC Holdings Corp.	(6) (7) (10)	First Lien Debt	S +	5.50%	10.94%	12/22/2027	5,205	5,169	5,205	0.17
Smarsh, Inc.	(6) (10)	First Lien Debt	S +	5.75%	11.09%	2/16/2029	4,286	4,223	4,286	0.14
Smarsh, Inc.	(6) (10) (18)	First Lien Debt	S +	5.75%	11.09%	2/16/2029	536	524	536	0.02
Smarsh, Inc.	(6) (10) (18)	First Lien Debt	S +	5.75%	11.09%	2/16/2029	129	125	129	—

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Trintech, Inc.	(6) (9)	First Lien Debt	S +	5.50%	10.84%	7/25/2029	55,402	$54,423	$54,228	1.80%
Trintech, Inc.	(6) (9) (18)	First Lien Debt	S +	5.50%	10.84%	7/25/2029	1,367	1,286	1,266	0.04
								127,825	128,527	4.27
Ground Transportation
PODS, LLC	(10)	First Lien Debt	S +	3.00%	8.59%	3/31/2028	4,875	4,879	4,608	0.15
SV Newco 2 Inc	(6) (10) (13)	First Lien Debt	S +	4.75%	10.10%	6/2/2031	35,282	34,757	34,757	1.16
SV Newco 2 Inc	(6) (10) (13) (18)	First Lien Debt	S +	4.75%	10.10%	6/2/2031	—	(164)	(164)	(0.01)
SV Newco 2 Inc	(6) (10) (13) (18)	First Lien Debt	S +	4.75%	10.10%	6/2/2031	—	(196)	(196)	(0.01)
								39,276	39,005	1.30
Health Care Equipment & Supplies
Journey Personal Care Corp.	(10)	First Lien Debt	S +	4.25%	9.71%	3/1/2028	2,985	2,919	2,971	0.10
Medline Borrower, LP	(11)	First Lien Debt	S +	2.75%	8.09%	10/23/2028	6,718	6,720	6,726	0.22
PerkinElmer U.S., LLC	(6) (8) (9)	First Lien Debt	S +	5.00%	10.34%	3/13/2029	26,867	26,213	26,464	0.88
PerkinElmer U.S., LLC	(6) (9) (18)	First Lien Debt	S +	5.00%	10.34%	3/13/2029	—	(41)	(41)	—
Tidi Legacy Products, Inc.	(6) (8) (9)	First Lien Debt	S +	5.50%	10.84%	12/19/2029	10,830	10,627	10,784	0.36
Tidi Legacy Products, Inc.	(6) (9) (18)	First Lien Debt	S +	5.50%	10.84%	12/19/2029	—	(26)	(12)	—
Tidi Legacy Products, Inc.	(6) (9) (18)	First Lien Debt	S +	5.50%	10.84%	12/19/2029	—	(38)	(9)	—
YI, LLC	(6) (9)	First Lien Debt	S +	5.75%	11.08%	12/3/2029	17,555	17,229	17,532	0.58
YI, LLC	(6) (9) (18)	First Lien Debt	S +	5.75%	11.08%	12/3/2029	—	(33)	(5)	—
YI, LLC	(6) (9) (18)	First Lien Debt	S +	5.75%	11.08%	12/3/2029	—	(50)	(3)	—
								63,520	64,407	2.14
Health Care Providers & Services
Advarra Holdings, Inc.	(6) (8) (11)	First Lien Debt	S +	5.25%	10.60%	8/24/2029	12,980	12,799	12,980	0.43
Advarra Holdings, Inc.	(6) (11) (18)	First Lien Debt	S +	5.25%	10.60%	8/24/2029	—	(8)	—	—
CHG Healthcare Services, Inc.	(11)	First Lien Debt	S +	3.25%	8.69%	9/29/2028	4,875	4,887	4,880	0.16
DCA Investment Holdings, LLC	(6) (10)	First Lien Debt	S +	6.50%	11.80%	4/3/2028	34,831	34,375	34,483	1.15
DCA Investment Holdings, LLC	(6) (10)	First Lien Debt	S +	6.50%	11.80%	4/3/2028	3,128	3,082	3,097	0.10
Electron BidCo, Inc.	(11)	First Lien Debt	S +	3.00%	8.46%	11/1/2028	6,877	6,884	6,871	0.23
Gateway US Holdings, Inc.	(6) (7) (10) (13)	First Lien Debt	S +	5.50%	10.99%	9/22/2026	11,183	11,130	11,183	0.37
Gateway US Holdings, Inc.	(6) (10) (13)	First Lien Debt	S +	5.50%	10.99%	9/22/2026	3,152	3,138	3,152	0.10
Gateway US Holdings, Inc.	(6) (10) (13) (18)	First Lien Debt	S +	5.50%	10.99%	9/22/2026	—	(2)	—	—
Heartland Veterinary Partners, LLC	(6) (7) (9)	First Lien Debt	S +	4.75%	10.19%	12/10/2026	2,544	2,530	2,544	0.08

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Heartland Veterinary Partners, LLC	(6) (9)	First Lien Debt	S +	4.75%	10.19%	12/10/2026	5,761	$5,731	$5,761	0.19%
Heartland Veterinary Partners, LLC	(6) (9) (18)	First Lien Debt	S +	4.75%	10.19%	12/10/2026	—	(3)	—	—
Heartland Veterinary Partners, LLC	(6)	Second Lien Debt		14.5% (incl. 7.00% PIK)	14.50%	12/10/2027	366	362	365	0.01
Heartland Veterinary Partners, LLC	(6)	Second Lien Debt		14.5% (incl. 7.00% PIK)	14.50%	12/10/2027	142	141	142	—
iCIMS, Inc.	(6) (10)	First Lien Debt	S +	7.25% (incl. 3.38% PIK)	12.58%	8/18/2028	15,266	15,108	15,266	0.51
iCIMS, Inc.	(6) (10) (18)	First Lien Debt	S +	7.25% (incl. 3.38% PIK)	12.58%	8/18/2028	—	(7)	—	—
iCIMS, Inc.	(6) (10) (18)	First Lien Debt	S +	7.25% (incl. 3.38% PIK)	12.58%	8/18/2028	60	56	60	—
Intelerad Medical Systems Incorporated	(6) (9) (13)	First Lien Debt	S +	6.50%	11.98%	8/21/2026	8,545	8,393	8,113	0.27
Intelerad Medical Systems Incorporated	(6) (9) (13)	First Lien Debt	S +	6.50%	11.98%	8/21/2026	586	580	557	0.02
Invictus Buyer, LLC	(6) (10)	First Lien Debt	S +	5.00%	10.34%	6/3/2031	6,075	6,015	6,015	0.20
Invictus Buyer, LLC	(6) (10) (18)	First Lien Debt	S +	5.00%	10.34%	6/3/2031	—	(13)	(13)	—
Invictus Buyer, LLC	(6) (10) (18)	First Lien Debt	S +	5.00%	10.34%	6/3/2031	—	(9)	(9)	—
Medical Solutions Holdings, Inc.	(11)	First Lien Debt	S +	3.25%	8.69%	11/1/2028	5,381	5,377	4,039	0.13
Midwest Physician Administrative Services, LLC	(10)	First Lien Debt	S +	3.25%	8.85%	3/12/2028	3,899	3,893	3,396	0.11
National Mentor Holdings, Inc.	(11)	First Lien Debt	S +	3.75%	9.19%	3/2/2028	2,733	2,718	2,574	0.09
Pacific Dental Services, LLC		First Lien Debt	S +	3.25%	8.58%	3/15/2031	2,993	3,004	2,994	0.10
Pareto Health Intermediate Holdings, Inc.	(6) (8) (9)	First Lien Debt	S +	6.25%	11.59%	5/31/2030	90,385	88,772	90,385	3.01
Pareto Health Intermediate Holdings, Inc.	(6) (9) (18)	First Lien Debt	S +	6.25%	11.59%	5/31/2029	—	(175)	—	—
Parexel International Corporation	(11)	First Lien Debt	S +	3.25%	8.71%	11/15/2028	6,843	6,854	6,853	0.23
PPV Intermediate Holdings, LLC	(6) (8) (10)	First Lien Debt	S +	5.75%	11.10%	8/31/2029	26,853	25,938	26,773	0.89
PPV Intermediate Holdings, LLC	(6) (10) (18)	First Lien Debt	S +	5.75%	11.10%	8/31/2029	10,118	9,981	10,118	0.34
Stepping Stones Healthcare Services, LLC	(6) (10)	First Lien Debt	S +	5.00%	10.34%	1/2/2029	4,277	4,231	4,277	0.14
Stepping Stones Healthcare Services, LLC	(6) (10) (18)	First Lien Debt	S +	5.00%	10.34%	1/2/2029	960	941	951	0.03
Stepping Stones Healthcare Services, LLC	(6) (10) (18)	First Lien Debt	S +	5.00%	10.34%	12/30/2026	—	(5)	—	—
Tivity Health, Inc.	(6) (7) (10)	First Lien Debt	S +	6.00%	11.34%	6/28/2029	13,087	12,933	13,087	0.44
Vardiman Black Holdings, LLC	(6) (7) (11)	First Lien Debt	S +	7.00% (incl. 2.00% PIK)	12.43%	3/18/2027	11,121	11,121	11,121	0.37
Vardiman Black Holdings, LLC	(6) (11) (18) (16)	First Lien Debt	S +	7.00% (incl. 2.00% PIK)	12.43%	3/18/2027	930	894	890	0.03
Vermont Aus Pty Ltd.	(6) (7) (10) (13)	First Lien Debt	S +	5.50%	10.99%	3/23/2028	22,483	22,088	22,352	0.74
								313,734	315,257	10.49
Health Care Technology

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Athenahealth, Inc.	(11)	First Lien Debt	S +	3.25%	8.59%	2/15/2029	4,368	$4,349	$4,349	0.14%
Ensemble RCM, LLC		First Lien Debt	S +	3.00%	8.33%	8/1/2029	4,641	4,651	4,622	0.15
eResearchTechnology, Inc.	(9)	First Lien Debt	S +	4.00%	9.34%	2/4/2027	3,411	3,396	3,426	0.11
Gainwell Acquisition Corp.	(11)	First Lien Debt	S +	4.00%	9.43%	10/1/2027	6,823	6,842	6,602	0.22
Hyland Software, Inc.	(6) (10)	First Lien Debt	S +	6.00%	11.34%	9/19/2030	70,137	69,167	70,137	2.33
Hyland Software, Inc.	(6) (10) (18)	First Lien Debt	S +	6.00%	11.34%	9/19/2029	—	(44)	—	—
MedAssets Software Intermediate Holdings, Inc.	(11)	First Lien Debt	S +	4.00%	9.61%	12/18/2028	6,843	6,845	5,554	0.18
Project Ruby Ultimate Parent Corp.	(10)	First Lien Debt	S +	3.25%	8.71%	3/10/2028	5,361	5,361	5,367	0.18
Symplr Software, Inc.		First Lien Debt	S +	4.50%	9.93%	12/22/2027	4,874	4,883	4,552	0.15
								105,450	104,609	3.48
Household Products
AI Aqua Merger Sub, Inc.	(11)	First Lien Debt	S +	4.00%	9.33%	7/31/2028	6,710	6,718	6,718	0.22

Industrial Conglomerates
Aptean, Inc.	(6) (8) (10)	First Lien Debt	S +	5.25%	10.59%	1/30/2031	61,585	60,995	61,326	2.04
Aptean, Inc.	(6) (10) (18)	First Lien Debt	S +	5.25%	10.59%	1/30/2031	542	487	495	0.02
Aptean, Inc.	(6) (10) (18)	First Lien Debt	S +	5.25%	10.59%	1/30/2031	—	(54)	(24)	—
Excelitas Technologies Corp.	(6) (8) (10)	First Lien Debt	S +	5.25%	10.59%	8/13/2029	30,706	30,223	30,298	1.01
Excelitas Technologies Corp.	(6) (10)	First Lien Debt	E +	5.25%	8.97%	8/13/2029	€5,646	5,750	5,971	0.20
Excelitas Technologies Corp.	(6) (10) (18)	First Lien Debt	S +	5.25%	10.59%	8/13/2029	—	(103)	(101)	—
Excelitas Technologies Corp.	(6) (10) (18)	First Lien Debt	S +	5.25%	10.59%	8/14/2028	—	(42)	(41)	—
Filtration Group Corporation		First Lien Debt	S +	3.50%	8.96%	10/21/2028	4,875	4,879	4,895	0.16
Raptor Merger Sub Debt, LLC	(6) (7) (10)	First Lien Debt	S +	5.50%	10.84%	4/1/2029	32,070	31,300	32,070	1.07
Raptor Merger Sub Debt, LLC	(6) (10) (18)	First Lien Debt	S +	5.50%	10.84%	4/1/2029	570	510	570	0.02
								133,945	135,459	4.51
Insurance Services
Alliant Holdings Intermediate, LLC	(11)	First Lien Debt	S +	3.50%	8.83%	11/6/2030	7,175	7,185	7,190	0.24
Amerilife Holdings, LLC	(6) (7) (10)	First Lien Debt	S +	5.75%	11.08%	8/31/2029	14,888	14,649	14,888	0.50
Amerilife Holdings, LLC	(6) (10) (18)	First Lien Debt	S +	5.75%	11.08%	8/31/2029	—	(9)	(9)	—
AssuredPartners, Inc.	(11)	First Lien Debt	S +	3.50%	8.84%	2/14/2031	3,990	4,005	3,998	0.13
Fetch Insurance Services, LLC	(6)	Other Debt		12.75% (incl. 3.75% PIK)	12.75%	10/31/2027	2,610	2,556	2,532	0.08
Foundation Risk Partners Corp.	(6) (7) (10)	First Lien Debt	S +	5.25%	10.59%	10/29/2030	17,020	16,691	17,020	0.57
Foundation Risk Partners Corp.	(6) (10) (18)	First Lien Debt	S +	5.25%	10.59%	10/29/2030	14,710	14,453	14,688	0.49
Foundation Risk Partners Corp.	(6) (10) (18)	First Lien Debt	S +	5.25%	10.59%	10/29/2029	—	(22)	(23)	—

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Galway Borrower, LLC	(6) (10)	First Lien Debt	S +	5.25%	10.78%	9/29/2028	43,390	$42,676	$42,782	1.42%
Galway Borrower, LLC	(6) (10) (18)	First Lien Debt	S +	5.25%	10.78%	9/29/2028	—	(161)	(311)	(0.01)
Galway Borrower, LLC	(6) (10) (18)	First Lien Debt	S +	5.25%	10.78%	9/29/2028	366	331	328	0.01
Higginbotham Insurance Agency, Inc.	(6) (7) (9)	First Lien Debt	S +	5.50%	10.94%	11/24/2028	1,203	1,195	1,203	0.04
Higginbotham Insurance Agency, Inc.	(6) (9) (18)	First Lien Debt	S +	5.50%	10.94%	11/24/2028	11,979	11,783	11,878	0.40
High Street Buyer, Inc.	(6) (10) (18)	First Lien Debt	S +	5.25%	10.59%	4/14/2028	17,330	16,788	17,173	0.57
HUB International Limited	(10)	First Lien Debt	S +	3.25%	8.57%	6/20/2030	4,988	4,993	4,996	0.17
Long Term Care Group, Inc.	(6) (7) (10) (16)	First Lien Debt	S +	7.00% (incl. 5.00% PIK)	11.59%	9/8/2027	12,103	11,957	10,241	0.34
Inszone Mid, LLC	(6) (8) (9)	First Lien Debt	S +	5.75%	11.10%	11/12/2029	13,851	13,594	13,730	0.46
Inszone Mid, LLC	(6) (9) (18)	First Lien Debt	S +	5.75%	11.10%	11/12/2029	7,255	7,001	7,077	0.24
Inszone Mid, LLC	(6) (9) (18)	First Lien Debt	S +	5.75%	11.10%	11/12/2029	—	(46)	(22)	—
Integrity Marketing Acquisition, LLC	(6) (8) (10)	First Lien Debt	S +	6.00%	11.35%	8/27/2026	38,633	38,339	38,475	1.28
Integrity Marketing Acquisition, LLC	(6) (7) (10) (12)	First Lien Debt	S +	6.00%	11.35%	8/27/2026	87,956	87,210	87,791	2.92
Integrity Marketing Acquisition, LLC	(6) (10) (18)	First Lien Debt	S +	6.00%	11.35%	8/27/2026	—	(68)	(10)	—
Keystone Agency Investors	(6) (7) (9)	First Lien Debt	S +	5.50%	10.99%	5/3/2027	6,800	6,731	6,773	0.23
Keystone Agency Investors	(6) (7) (9)	First Lien Debt	S +	5.50%	10.99%	5/3/2027	7,219	7,149	7,189	0.24
Patriot Growth Insurance Services, LLC	(6) (10)	First Lien Debt	S +	5.50%	10.99%	10/16/2028	6,471	6,385	6,471	0.22
Patriot Growth Insurance Services, LLC	(6) (10)	First Lien Debt	S +	5.50%	10.99%	10/14/2028	24,210	23,867	24,210	0.81
Patriot Growth Insurance Services, LLC	(6) (10) (18)	First Lien Debt	S +	5.50%	10.99%	10/16/2028	—	(6)	—	—
Peter C. Foy & Associates Insurance Services, LLC	(6) (10)	First Lien Debt	S +	5.50%	10.99%	11/1/2028	15,168	14,962	15,166	0.50
Peter C. Foy & Associates Insurance Services, LLC	(6) (10) (18)	First Lien Debt	S +	5.50%	10.99%	11/1/2028	18,533	18,352	18,497	0.62
Peter C. Foy & Associates Insurance Services, LLC	(6) (10) (18)	First Lien Debt	S +	5.50%	10.99%	11/1/2028	—	(1)	—	—
RSC Acquisition, Inc.	(6) (10)	First Lien Debt	S +	5.50%	10.98%	11/1/2029	9,129	9,079	9,129	0.30
RSC Acquisition, Inc.	(6) (10) (18)	First Lien Debt	S +	5.50%	10.98%	11/1/2029	54,177	53,812	54,177	1.80
Summit Acquisition, Inc.	(6) (7) (10)	First Lien Debt	S +	6.75%	12.09%	5/1/2030	22,231	21,640	22,231	0.74
Summit Acquisition, Inc.	(6) (10) (18)	First Lien Debt	S +	6.75%	12.09%	5/1/2030	—	(62)	—	—
Summit Acquisition, Inc.	(6) (10) (18)	First Lien Debt	S +	6.75%	12.09%	5/1/2029	—	(60)	—	—
USI, Inc.		First Lien Debt	S +	2.75%	8.08%	9/27/2030	2,985	2,994	2,984	0.10
USI, Inc.		First Lien Debt	S +	2.75%	8.08%	11/22/2029	1,990	1,995	1,989	0.07
World Insurance Associates, LLC	(6) (8) (9)	First Lien Debt	S +	6.00%	11.36%	4/3/2028	92,726	91,055	91,899	3.06
								552,992	556,330	18.50

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Interactive Media & Services
Arches Buyer, Inc.	(11)	First Lien Debt	S +	3.25%	8.69%	12/6/2027	2,437	$2,431	$2,328	0.08%
Triple Lift, Inc.	(6) (7) (11)	First Lien Debt	S +	5.75%	11.24%	5/5/2028	4,643	4,578	4,323	0.14
								7,009	6,651	0.22
IT Services
Catalis Intermediate, Inc.	(6) (7) (10)	First Lien Debt	S +	5.50%	10.99%	8/4/2027	6,719	6,617	6,504	0.22
Catalis Intermediate, Inc.	(6) (10)	First Lien Debt	S +	5.50%	10.99%	8/4/2027	1,512	1,494	1,463	0.05
Catalis Intermediate, Inc.	(6) (10) (18)	First Lien Debt	S +	5.50%	10.99%	8/4/2027	282	271	256	0.01
Donuts, Inc.	(6) (7) (9)	First Lien Debt	S +	5.25%	10.78%	12/29/2027	11,608	11,609	11,563	0.38
Endure Digital, Inc.	(10)	First Lien Debt	S +	3.50%	8.94%	2/10/2028	5,422	5,356	5,014	0.17
GI DI Cornfield Acquisition LLC	(6) (7)	First Lien Debt	S +	4.50%	9.94%	3/9/2028	31,687	31,220	31,220	1.04
GI DI Cornfield Acquisition LLC	(6) (18)	First Lien Debt	S +	4.50%	9.94%	3/9/2028	—	(120)	(120)	—
Red Planet Borrower, LLC	(11)	First Lien Debt	S +	3.50%	8.94%	10/2/2028	4,875	4,885	4,712	0.16
Redwood Services Group, LLC	(6) (8) (10)	First Lien Debt	S +	6.25%	11.69%	6/15/2029	38,455	38,081	38,455	1.28
Redwood Services Group, LLC	(6) (10)	First Lien Debt	S +	6.25%	11.69%	6/15/2029	22,093	21,802	22,093	0.73
Redwood Services Group, LLC	(6) (10) (18)	First Lien Debt	S +	6.25%	11.69%	6/15/2029	804	712	703	0.02
Sedgwick Claims Management Services, Inc.		First Lien Debt	S +	3.75%	9.09%	2/24/2028	6,965	6,989	6,964	0.23
								128,916	128,827	4.28
Leisure Products
GSM Acquisition Corp. (GSM Outdoors)	(6) (7) (9)	First Lien Debt	S +	5.00%	10.46%	11/16/2026	7,043	7,004	7,043	0.23

Life Sciences Tools & Services
Curia Global, Inc.	(10)	First Lien Debt	S +	3.75%	9.18%	8/30/2026	6,824	6,833	6,415	0.21
Model N, Inc.	(6) (10)	First Lien Debt	S +	5.00%	10.34%	6/27/2031	23,309	23,076	23,076	0.77
Model N, Inc.	(6) (10) (18)	First Lien Debt	S +	5.00%	10.34%	6/27/2031	—	(31)	(31)	—
Model N, Inc.	(6) (10) (18)	First Lien Debt	S +	5.00%	10.34%	6/27/2031	—	(33)	(33)	—
								29,845	29,427	0.98
Machinery
Answer Acquisition, LLC	(6) (9)	First Lien Debt	S +	6.00%	11.49%	12/30/2026	7,930	7,775	7,775	0.26
Answer Acquisition, LLC	(6) (9)	First Lien Debt	S +	6.00%	11.49%	12/30/2026	17,832	17,632	17,745	0.59
Answer Acquisition, LLC	(6) (9) (18)	First Lien Debt	S +	6.00%	11.49%	12/30/2026	—	(22)	(9)	—
Chase Intermediate, LLC	(6) (18)	First Lien Debt	S +	5.25%	10.07%	10/30/2028	283	122	38	—
Chase Intermediate, LLC	(6) (18)	First Lien Debt	S +	5.25%	10.07%	10/30/2028	—	(16)	(9)	—

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Engineered Machinery Holdings, Inc.	(10)	First Lien Debt	S +	3.75%	9.35%	5/19/2028	5,422	$5,409	$5,439	0.18%
Madison IAQ, LLC	(11)	First Lien Debt	S +	2.75%	8.09%	6/21/2028	4,874	4,870	4,874	0.16
MHE Intermediate Holdings, LLC	(6) (9)	First Lien Debt	S +	6.00%	11.54%	7/21/2027	4,347	4,303	4,347	0.14
MHE Intermediate Holdings, LLC	(6) (9)	First Lien Debt	S +	6.00%	11.54%	7/21/2027	4,896	4,832	4,896	0.16
Roper Industrial Products Investment Company LLC	(12)	First Lien Debt	S +	3.25%	8.59%	11/22/2029	3,980	4,000	3,995	0.13
TK Elevator US Newco, Inc.	(11)	First Lien Debt	S +	3.50%	8.79%	4/30/2030	4,876	4,892	4,898	0.16
								53,797	53,989	1.80
Media
Aragorn Parent Corporation		First Lien Debt	S +	4.25%	9.59%	12/15/2028	5,843	5,832	5,850	0.19
Ascend Learning, LLC	(11)	First Lien Debt	S +	3.50%	8.94%	12/11/2028	4,881	4,874	4,873	0.16
								10,706	10,723	0.36
Metals & Mining
Clydesdale Acquisition Holdings, Inc.	(11)	First Lien Debt	S +	3.68%	9.12%	4/13/2029	3,980	3,984	3,986	0.13

Multi-Utilities
AWP Group Holdings, Inc.	(6) (7) (9)	First Lien Debt	S +	5.50%	10.94%	12/24/2029	28,514	27,299	28,514	0.95
AWP Group Holdings, Inc.	(6) (9) (18)	First Lien Debt	S +	5.50%	10.94%	12/24/2029	4,189	4,113	4,189	0.14
AWP Group Holdings, Inc.	(6) (9) (18)	First Lien Debt	S +	5.50%	10.94%	12/24/2029	1,516	1,460	1,516	0.05
								32,872	34,219	1.14
Personal Care Products
Conair Holdings, LLC	(11)	First Lien Debt	S +	3.75%	9.21%	5/17/2028	3,900	3,903	3,875	0.13

Pharmaceuticals
Caerus US 1, Inc.	(6) (8) (10) (13)	First Lien Debt	S +	5.00%	10.34%	5/25/2029	39,200	38,568	37,448	1.25
Caerus US 1, Inc.	(6) (10) (13) (18)	First Lien Debt	S +	5.00%	10.34%	5/25/2029	2,532	2,466	2,276	0.08
Caerus US 1, Inc.	(6) (10) (13) (18)	First Lien Debt	S +	5.00%	10.34%	5/25/2029	836	774	649	0.02
Cambrex Corporation		First Lien Debt	S +	3.50%	8.94%	12/4/2026	2,427	2,430	2,389	0.08
Packaging Coordinators Midco, Inc.	(10)	First Lien Debt	S +	3.25%	8.58%	11/30/2027	6,841	6,855	6,858	0.23
								51,093	49,620	1.65
Professional Services
Bridgepointe Technologies, LLC	(6) (9)	First Lien Debt	S +	6.50%	11.99%	12/31/2027	12,993	12,660	12,993	0.43
Bridgepointe Technologies, LLC	(6) (9)	First Lien Debt	S +	6.50%	11.99%	12/31/2027	10,423	9,936	10,423	0.35
Bullhorn, Inc.	(6) (9)	First Lien Debt	S +	5.00%	10.34%	10/1/2029	3,254	3,228	3,253	0.11

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Bullhorn, Inc.	(6) (9)	First Lien Debt	S +	5.00%	10.34%	10/1/2029	3,758	$3,736	$3,738	0.12%
Bullhorn, Inc.	(6) (9) (18)	First Lien Debt	S +	5.00%	10.34%	10/1/2029	—	(2)	—	—
Crisis Prevention Institute Inc	(6) (11)	First Lien Debt	S +	4.75%	10.08%	4/9/2031	18,000	17,912	17,912	0.60
EAB Global, Inc.		First Lien Debt	S +	3.50%	8.59%	8/16/2028	3,980	3,978	3,971	0.13
GPS Merger Sub, LLC	(6) (7) (9)	First Lien Debt	S +	6.00%	11.33%	10/2/2029	11,021	10,820	10,960	0.36
GPS Merger Sub, LLC	(6) (9) (18)	First Lien Debt	S +	6.00%	11.33%	10/2/2029	—	(25)	(16)	—
GPS Merger Sub, LLC	(6) (9) (18)	First Lien Debt	S +	6.00%	11.33%	10/2/2029	—	(40)	(13)	—
KENG Acquisition, Inc.	(6) (7) (9)	First Lien Debt	S +	6.00%	11.34%	8/1/2029	10,900	10,658	10,870	0.36
KENG Acquisition, Inc.	(6) (9) (18)	First Lien Debt	S +	6.00%	11.34%	8/1/2029	1,958	1,847	1,935	0.06
KENG Acquisition, Inc.	(6) (9) (18)	First Lien Debt	S +	6.00%	11.34%	8/1/2029	—	(63)	(8)	—
KWOR Acquisition, Inc.	(6) (7) (9)	First Lien Debt	S +	5.25%	10.75%	12/22/2028	22,812	22,501	22,399	0.74
KWOR Acquisition, Inc.	(6) (9)	First Lien Debt	S +	5.25%	10.75%	12/22/2028	4,636	4,565	4,552	0.15
KWOR Acquisition, Inc.	(6) (18)	First Lien Debt	P +	4.25%	12.75%	12/22/2027	751	743	734	0.02
Project Boost Purchaser, LLC	(6) (10)	First Lien Debt	S +	5.25%	10.60%	5/2/2029	12,085	11,994	12,085	0.40
Project Boost Purchaser, LLC	(6) (10) (18)	First Lien Debt	S +	5.25%	10.60%	5/2/2028	112	106	112	—
Tempo Acquisition LLC	(11)	First Lien Debt	S +	2.25%	7.59%	8/31/2028	4,876	4,893	4,885	0.16
Verdantas LLC	(6) (10)	First Lien Debt	S +	5.25%	10.58%	5/6/2031	33,257	32,766	32,766	1.09
Verdantas LLC	(6) (10) (18)	First Lien Debt	S +	5.25%	10.58%	5/6/2031	—	(174)	(174)	(0.01)
Verdantas LLC	(6) (10) (18)	First Lien Debt	S +	5.25%	10.58%	5/6/2030	—	(52)	(52)	—
								151,987	153,325	5.10
Real Estate Management & Development
Associations, Inc.	(6) (9)	First Lien Debt	S +	6.50%	12.09%	7/3/2028	10,948	10,938	10,937	0.36
Associations, Inc.	(6) (9) (18)	First Lien Debt	S +	6.50%	12.09%	7/3/2028	—	(1)	(1)	—
Associations, Inc.	(6) (9) (18)	First Lien Debt	S +	6.50%	12.09%	7/3/2028	—	(1)	(1)	—
MRI Software, LLC	(6) (9)	First Lien Debt	S +	5.50%	10.94%	2/10/2027	47,930	47,923	47,930	1.59
MRI Software, LLC	(6) (9) (18)	First Lien Debt	S +	5.50%	10.94%	2/10/2027	1,115	1,085	1,115	0.04
MRI Software, LLC	(6) (9) (18)	First Lien Debt	S +	5.50%	10.94%	2/10/2027	—	(9)	—	—
Zarya Intermediate, LLC	(6) (9) (13)	First Lien Debt	S +	6.50%	11.85%	7/1/2027	29,556	29,513	29,553	0.98
Zarya Intermediate, LLC	(6) (9) (13) (18)	First Lien Debt	S +	6.50%	11.85%	7/1/2027	—	—	—	—
								89,448	89,533	2.98

Software

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Anaplan, Inc.	(6) (8) (10)	First Lien Debt	S +	5.75%	11.09%	6/21/2029	76,814	$75,849	$76,522	2.55%
Appfire Technologies, LLC	(6) (9)	First Lien Debt	S +	4.75%	10.74%	3/9/2028	3,534	3,520	3,524	0.12
Appfire Technologies, LLC	(6) (9) (18)	First Lien Debt	S +	4.75%	10.74%	3/9/2028	—	(35)	(17)	—
Appfire Technologies, LLC	(6) (18)	First Lien Debt	P +	3.75%	12.25%	3/9/2028	136	131	135	—
Applied Systems, Inc.		First Lien Debt	S +	3.50%	8.83%	2/24/2031	4,000	4,020	4,027	0.13
Artifact Bidco, Inc	(6) (12)	First Lien Debt	S +	4.50%	9.85%	5/22/2031	21,837	21,619	21,619	0.72
Artifact Bidco, Inc	(6) (12) (18)	First Lien Debt	S +	4.50%	9.85%	5/22/2031	—	(27)	(27)	—
Artifact Bidco, Inc	(6) (12) (18)	First Lien Debt	S +	4.50%	9.85%	5/22/2030	—	(38)	(38)	—
Astra Acquisition Corp.	(11) (12)	First Lien Debt	S +	5.25%	10.86%	2/25/2028	842	754	762	0.03
Astra Acquisition Corp.	(11)	First Lien Debt	S +	5.25%	10.86%	10/25/2028	1,186	618	415	0.01
Bottomline Technologies, Inc.	(6) (10)	First Lien Debt	S +	5.75%	11.09%	5/14/2029	23,885	23,512	23,872	0.79
Bottomline Technologies, Inc.	(6) (10) (18)	First Lien Debt	S +	5.75%	11.09%	5/15/2028	—	(22)	—	—
Central Parent Inc.		First Lien Debt	S +	3.25%	8.58%	7/6/2029	4,000	4,014	3,940	0.13
Cloud Software Group, Inc.	(11)	First Lien Debt	S +	4.00%	9.33%	3/30/2029	3,990	3,961	3,984	0.13
Cloudera, Inc.	(11)	First Lien Debt	S +	3.75%	9.19%	10/8/2028	2,444	2,442	2,444	0.08
Coupa Holdings, LLC	(6) (8) (10)	First Lien Debt	S +	5.50%	10.83%	2/27/2030	20,712	20,263	20,565	0.68
Coupa Holdings, LLC	(6) (10) (18)	First Lien Debt	S +	5.50%	10.83%	2/27/2030	—	(7)	(5)	—
Coupa Holdings, LLC	(6) (10) (18)	First Lien Debt	S +	5.50%	10.83%	2/27/2029	—	(10)	(4)	—
Cyara AcquisitionCo, LLC	(6) (9)	First Lien Debt	S +	7.25% (incl. 2.75% PIK)	12.58%	6/28/2029	56,965	55,628	56,520	1.88
Cyara AcquisitionCo, LLC	(6) (9) (18)	First Lien Debt	S +	7.25% (incl. 2.75% PIK)	12.58%	6/28/2029	—	(86)	(29)	—
Cyara AcquisitionCo,LLC	(6) (9)	First Lien Debt	S +	7.25% (incl. 2.75% PIK)	12.58%	6/28/2029	3,708	3,672	3,672	0.12
Diligent Corporation	(6) (10)	First Lien Debt	S +	5.00%	10.34%	8/2/2030	73,157	72,619	72,619	2.42
Diligent Corporation	(6) (10) (18)	First Lien Debt	S +	5.00%	10.34%	8/4/2030	—	(78)	(78)	—
Diligent Corporation	(6) (10) (18)	First Lien Debt	S +	5.00%	10.34%	8/4/2030	—	(52)	(52)	—
E-Discovery AcquireCo, LLC	(6) (9)	First Lien Debt	S +	6.50%	11.85%	8/29/2029	36,289	35,533	36,015	1.20
E-Discovery AcquireCo, LLC	(6) (9) (18)	First Lien Debt	S +	6.50%	11.85%	8/29/2029	—	(62)	(21)	—
ECI Macola Max Holding, LLC	(10)	First Lien Debt	S +	3.75%	9.08%	5/31/2030	4,874	4,880	4,901	0.16
Epicor Software Corporation	(10)	First Lien Debt	S +	3.25%	8.58%	5/23/2031	2,443	2,445	2,452	0.08
Epicor Software Corporation	(10) (18)	First Lien Debt	S +	3.25%	8.58%	5/31/2031	—	—	—	—
Formstack Acquisition Co	(6) (9)	First Lien Debt	S +	5.25%	10.59%	3/28/2030	55,313	54,509	54,743	1.82
Formstack Acquisition Co	(6) (9) (18)	First Lien Debt	S +	5.25%	10.59%	3/28/2030	5,576	5,376	5,348	0.18

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Formstack Acquisition Co	(6) (9) (18)	First Lien Debt	S +	5.25%	10.59%	3/28/2030	—	$(159)	$(114)	—%
Fullsteam Operations, LLC	(6) (9)	First Lien Debt	S +	8.25%	13.74%	11/27/2029	19,313	18,773	19,023	0.63
Fullsteam Operations, LLC	(6) (9) (18)	First Lien Debt	S +	8.25%	13.74%	11/27/2029	6,171	5,800	5,692	0.19
Fullsteam Operations, LLC	(6) (9) (18)	First Lien Debt	S +	8.25%	13.74%	11/27/2029	—	(29)	(16)	—
GoTo Group, Inc.		First Lien Debt	S +	4.75%	10.18%	4/28/2028	4,821	4,066	3,415	0.11
Granicus, Inc.	(6) (8) (10)	First Lien Debt	S +	5.25% (incl. 2.25% PIK)	11.08%	1/17/2031	60,162	59,597	60,055	2.00
Granicus, Inc.	(6) (10) (18)	First Lien Debt	S +	5.25% (incl. 2.25% PIK)	11.08%	1/17/2031	—	(48)	(16)	—
Granicus, Inc.	(6) (18)	First Lien Debt	P +	4.25%	11.75%	1/17/2031	135	56	120	—
GS AcquisitionCo, Inc.	(6) (9)	First Lien Debt	S +	5.25%	10.59%	5/25/2028	29,729	29,548	29,729	0.99
GS AcquisitionCo, Inc.	(6) (10) (18)	First Lien Debt	S +	5.25%	10.59%	5/25/2028	618	589	618	0.02
GS AcquisitionCo, Inc.	(6) (9) (18)	First Lien Debt	S +	5.25%	10.59%	5/25/2028	581	559	581	0.02
Hootsuite Inc.	(6) (13)	First Lien Debt	S +	5.50%	10.85%	5/22/2030	18,900	18,620	18,620	0.62
Hootsuite Inc.	(6) (13) (18)	First Lien Debt	S +	5.50%	10.85%	5/22/2030	—	(31)	(31)	—
Icefall Parent, Inc.	(6) (9)	First Lien Debt	S +	6.50%	11.84%	1/25/2030	25,054	24,579	24,588	0.82
Icefall Parent, Inc.	(6) (9) (18)	First Lien Debt	S +	6.50%	11.84%	1/25/2030	—	(44)	(44)	—
Imprivata, Inc	(11)	First Lien Debt	S +	3.50%	8.83%	12/1/2027	6,452	6,451	6,477	0.22
Ivanti Software, Inc.	(11)	First Lien Debt	S +	4.25%	9.81%	12/1/2027	2,444	2,446	1,929	0.06
Kaseya, Inc.	(6) (8) (10)	First Lien Debt	S +	6.00% (incl. 2.50% PIK)	10.83%	6/25/2029	52,916	52,330	52,916	1.76
Kaseya, Inc.	(6) (10)	First Lien Debt	S +	6.00% (incl. 2.50% PIK)	10.83%	6/25/2029	352	334	352	0.01
Kaseya, Inc.	(6) (10) (18)	First Lien Debt	S +	6.00% (incl. 2.50% PIK)	10.83%	6/25/2029	795	762	795	0.03
LegitScript, LLC	(6) (10)	First Lien Debt	S +	5.75%	11.09%	6/24/2029	33,043	32,532	33,043	1.10
LegitScript, LLC	(6) (10)	First Lien Debt	S +	5.75%	11.08%	6/24/2029	874	860	874	0.03
LegitScript, LLC	(6) (10) (18)	First Lien Debt	S +	5.75%	11.09%	6/24/2028	1,250	1,181	1,250	0.04
Magenta Buyer, LLC	(10)	First Lien Debt	S +	5.00%	10.59%	7/27/2028	4,887	4,874	2,696	0.09
Matrix Parent, Inc.	(6) (10) (17)	First Lien Debt	S +	5.00%	10.26%	3/1/2029	13,029	12,671	4,430	0.15
Matrix Parent, Inc.	(6) (11) (17)	Second Lien Debt	S +	8.00%	13.26%	3/1/2030	10,880	10,505	—	—
Maverick Bidco, Inc.	(11)	First Lien Debt	S +	3.75%	9.23%	5/18/2028	1,535	1,530	1,524	0.05
McAfee, LLC	(11)	First Lien Debt	S +	3.25%	8.58%	3/1/2029	4,987	4,987	4,976	0.17
Mediaocean, LLC	(11)	First Lien Debt	S +	3.50%	8.94%	12/15/2028	1,955	1,960	1,949	0.06
Montana Buyer, Inc.	(6) (7) (10)	First Lien Debt	S +	5.75%	11.09%	7/22/2029	26,597	26,175	26,597	0.88
Montana Buyer, Inc.	(6) (18)	First Lien Debt	P +	4.75%	13.25%	7/22/2028	174	133	174	0.01
Netwrix Corporation And Concept Searching, Inc.	(6) (10)	First Lien Debt	S +	5.00%	10.35%	6/11/2029	24,509	24,327	24,509	0.82

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Netwrix Corporation And Concept Searching, Inc.	(6) (10) (18)	First Lien Debt	S +	5.00%	10.35%	6/11/2029	—	$(11)	$—	—%
Oak Purchaser, Inc.	(6) (10)	First Lien Debt	S +	5.50%	10.84%	4/28/2028	10,710	10,608	10,580	0.35
Oak Purchaser, Inc.	(6) (10) (18)	First Lien Debt	S +	5.50%	10.84%	4/28/2028	5,583	5,508	5,464	0.18
Oak Purchaser, Inc.	(6) (10) (18)	First Lien Debt	S +	5.50%	10.84%	4/28/2028	—	(7)	(14)	—
Polaris Newco, LLC	(11)	First Lien Debt	S +	4.00%	9.59%	6/2/2028	4,875	4,887	4,870	0.16
Project Leopard Holdings, Inc.	(7) (11) (13)	First Lien Debt	S +	5.25%	10.68%	7/20/2029	21,946	20,733	20,346	0.68
Proofpoint, Inc.	(11)	First Lien Debt	S +	3.00%	8.34%	8/31/2028	7,077	7,070	7,081	0.24
Quartz Acquireco LLC		First Lien Debt	S +	2.75%	8.08%	6/28/2030	4,975	4,987	4,975	0.17
Quest Software US Holdings, Inc.	(11)	First Lien Debt	S +	4.25%	9.73%	2/1/2029	3,930	3,910	2,906	0.10
Revalize, Inc.	(6) (9)	First Lien Debt	S +	5.75%	11.23%	4/15/2027	5,791	5,761	5,405	0.18
Revalize, Inc.	(6) (9) (18)	First Lien Debt	S +	5.75%	11.23%	4/15/2027	266	262	219	0.01
Riskonnect Parent, LLC	(6) (10)	First Lien Debt	S +	5.50%	10.84%	12/7/2028	29,721	29,196	29,417	0.98
Riskonnect Parent, LLC	(6) (10) (18)	First Lien Debt	S +	5.50%	10.84%	12/7/2028	22,878	22,399	22,593	0.75
Riskonnect Parent, LLC	(6) (10) (18)	First Lien Debt	S +	5.50%	10.84%	12/7/2028	—	(78)	(44)	—
Securonix, Inc.	(6) (7) (10)	First Lien Debt	S +	7.00%	12.31%	4/5/2028	21,010	20,754	19,667	0.65
Securonix, Inc.	(6) (10) (18)	First Lien Debt	S +	7.00%	12.31%	4/5/2028	85	44	(156)	(0.01)
Skopima Merger Sub, Inc.	(11)	First Lien Debt	S +	4.00%	9.46%	5/12/2028	2,437	2,441	2,433	0.08
Sophia, L.P.		First Lien Debt	S +	3.50%	8.94%	10/9/2029	5,355	5,352	5,375	0.18
Sovos Compliance, LLC	(11)	First Lien Debt	S +	4.50%	9.96%	8/11/2028	1,951	1,962	1,934	0.06
Trunk Acquisition, Inc.	(6) (7) (9)	First Lien Debt	S +	5.75%	11.24%	2/19/2027	6,686	6,647	6,636	0.22
Trunk Acquisition, Inc.	(6) (9) (18)	First Lien Debt	S +	5.75%	11.24%	2/19/2026	—	(3)	(5)	—
UKG, Inc.		First Lien Debt	S +	3.25%	8.58%	2/10/2031	5,000	5,012	5,016	0.17
Veritas US, Inc.	(9)	First Lien Debt	S +	5.00%	10.46%	9/1/2025	4,874	4,878	4,227	0.14
Vision Solutions, Inc.	(11)	First Lien Debt	S +	4.25%	9.59%	4/24/2028	4,875	4,874	4,777	0.16
								908,068	888,221	29.54
Specialty Retail
Wheel Pros, LLC	(10)	First Lien Debt	S +	4.50%	9.83%	5/11/2028	2,438	2,440	1,455	0.05

Transportation Infrastructure
Brown Group Holding, LLC	(11)	First Lien Debt	S +	3.00%	8.33%	7/2/2029	4,988	4,993	4,981	0.17

Wireless Telecommunication Services
CCI Buyer, Inc.	(10)	First Lien Debt	S +	4.00%	9.33%	12/17/2027	4,914	4,871	4,917	0.16
Mobile Communications America, Inc.	(6) (7) (9)	First Lien Debt	S +	5.50%	10.84%	10/16/2029	13,322	13,140	13,322	0.44

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Mobile Communications America, Inc.	(6) (9) (18)	First Lien Debt	S +	5.50%	10.84%	10/16/2029	216	$186	$216	0.01%
Mobile Communications America, Inc.	(6) (9) (18)	First Lien Debt	S +	5.50%	10.84%	10/16/2029	—	(28)	—	—
								18,169	18,455	0.61
Total Debt Investments								$4,259,684	$4,232,128	140.76%

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Investment	Reference Rate and Spread		Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Equity Investments

Commercial Services & Supplies
Surewerx Topco, LP	(6) (13) (14) (15)	Common Equity			12/28/2022	189	$189	$218	0.01%

Containers & Packaging
FORTIS Solutions Group, LLC	(6) (14)	Preferred Equity		12.25%	6/24/2022	3,000,000	3,765	2,919	0.10

Diversified Consumer Services
LUV Car Wash	(6) (14) (15)	Common Equity			4/6/2022	1,260	1,260	727	0.02

Health Care Providers & Services
SDB Holdco, LLC	(6) (14) (15)	Common Equity			3/29/2024	10,921,109	—	—	—
Vardiman Black Holdings, LLC	(6) (14)	Preferred Equity		6.00% PIK	3/29/2024	5,298,893	3,456	3,375	0.11
							3,456	3,375	0.11
Insurance Services
Amerilife Holdings, LLC	(6) (14) (15)	Common Equity			9/1/2022	9,880	273	437	0.01
Frisbee Holdings, LP (Fetch)	(6) (14) (15)	Common Equity			10/31/2022	28,531	363	363	0.01
							636	800	0.03
Professional Services
Verdantas LLC	(6) (14) (15)	Common Equity			5/3/2024	8,848	9	9	—
Verdantas LLC	(6) (14)	Preferred Equity		10.00%	5/3/2024	875,952	876	876	0.03
							885	885	0.03
Software
Fullsteam Operations, LLC	(6) (14) (15)	Common Equity			11/27/2023	44,487	1,500	1,500	0.05
Knockout Intermediate Holdings I, Inc.	(6) (14)	Preferred Equity		11.75%	6/25/2022	9,990	12,409	12,621	0.42
Revalize, Inc.	(6) (14)	Preferred Equity	S +	10.00%	12/14/2021	1,164	1,516	1,493	0.05

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Investment	Reference Rate and Spread		Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Reveal Data Solutions	(6) (14) (15)	Common Equity			8/29/2023	849,231	$1,104	$1,223	0.04%
RSK Holdings, Inc. (Riskonnect)	(6) (14)	Preferred Equity	S +	10.50%	7/7/2022	10,358,600	13,548	14,295	0.48
							30,077	31,132	1.04
Total Equity Investments							$40,268	$40,056	1.33%
Investments-non-controlled/non-affiliated							$4,299,952	$4,272,184	142.09%

Investments-non-controlled/affiliated(1)(2)	Footnotes	Investment			Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Investment Fund
SL Investment Corp.	(12) (13) (14) (19)	Common Equity			5/24/2024	6,092,331	$125,563	$125,563	4.18%
Investments-non-controlled/affiliated							$125,563	$125,563	4.18%
Total investments							$4,425,515	$4,397,747	146.27%

				Interest Rate Swaps(a)(b)(c)
Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation/(Depreciation)
SMBC Capital Markets, Inc.	Series A 2026 Notes	8.10%	S + 4.34%	3/16/2026	$204,000	$(2,568)	$—	$(2,568)
SMBC Capital Markets, Inc.	Series A 2028 Notes	8.13%	S + 4.56%	3/16/2028	146,000	(3,006)	—	(3,006)
SMBC Capital Markets, Inc.	Series B 2026 Notes	8.84%	S + 5.13%	8/10/2026	107,000	(1,593)	—	(1,594)
SMBC Capital Markets, Inc.	Series B 2028 Notes	8.88%	S + 5.30%	8/10/2028	128,000	(2,783)	—	(2,783)
SMBC Capital Markets, Inc.	Series C 2027 Notes	8.92%	S + 4.49%	3/1/2027	136,500	(226)	—	(2,693)
SMBC Capital Markets, Inc.	Series C 2029 Notes	9.07%	S + 4.77%	3/1/2029	163,500	588	—	(4,495)
Total					$885,000	$(9,588)	$—	$(17,139)

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

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2024
(In thousands)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments (including preferred equity investments) are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of June 30, 2024, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2024, the Company is an “affiliated person” of one of its portfolio companies, as indicated above.

(2)	Unless otherwise indicated, the Company's investments are pledged as collateral supporting the amounts outstanding under the ING Facility (as defined below). See Note 6 "Debt".
(3)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either EURIBOR ("E"), SOFR ("S") or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2024. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2024. As of June 30, 2024, the reference rates for our variable rate loans were the 3-month E at 3.71%, 1-month S at 5.34%, 3-month S at 5.32%, 6-month S at 5.25% and the P at 8.50%.

(4)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$" or "USD") unless otherwise noted, Euro ("€"), Great British Pound ("GBP"), or Canadian dollar ("CAD").

(5)	The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(6)	These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Company’s Valuation Designee (the “Valuation Designee”), under the supervision of the Company’s Board of Directors (the “Board of Directors” or “Board”) (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(7)	Assets or a portion thereof are pledged as collateral for the Wells Fargo Funding Facility (as defined below). See Note 6 “Debt”.
(8)	Assets or a portion thereof are pledged as collateral for the CBNA Facility (as defined below). See Note 6 “Debt”.
(9)	Loan includes interest rate floor of 1.00%.
(10)	Loan includes interest rate floor of 0.75%
(11)	Loan includes interest rate floor of 0.50%
(12)	Position or portion thereof unsettled as of June 30, 2024.
(13)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2024 non-qualifying assets represented 8.16% of total assets as calculated in accordance with regulatory requirements.

(14)
Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities”. As of June 30, 2024, the aggregate fair value of these securities is $165,619 or 5.51% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(15)	Non-income producing security.
(16)	The investment includes an exit fee that is receivable upon certain conditions being met. See Note 2 "Significant Accounting Policies".
(17)	Investment was on non-accrual status as of June 30, 2024.
(18)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date started. See below for more information on the Company’s unfunded commitments as of June 30, 2024.

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
48Forty Solutions, LLC	Revolver	11/30/2026	$1,122	$(140)
AWP Group Holdings, Inc.	Delayed Draw Term Loan	08/01/2025	4,273	—
AWP Group Holdings, Inc.	Revolver	12/24/2029	1,709	—
Abracon Group Holdings, LLC	Delayed Draw Term Loan	07/06/2024	1,905	(463)
Advarra Holdings, Inc.	Delayed Draw Term Loan	08/26/2024	1,191	—
Amerilife Holdings, LLC	Delayed Draw Term Loan	06/17/2026	3,656	(9)
Answer Acquisition, LLC	Revolver	12/30/2026	2,000	(9)
Any Hour, LLC	Delayed Draw Term Loan	05/23/2030	3,463	(25)
Any Hour, LLC	Revolver	05/23/2030	1,506	(22)
Apex Service Partners, LLC	Delayed Draw Term Loan	10/24/2025	1,301	(8)
Apex Service Partners, LLC	Revolver	10/24/2029	2,308	(13)
Appfire Technologies, LLC	Delayed Draw Term Loan	03/31/2025	3,679	(10)
Appfire Technologies, LLC	Delayed Draw Term Loan	06/28/2026	1,465	(7)
Appfire Technologies, LLC	Revolver	03/09/2028	459	(1)
Applitools, Inc.	Revolver	05/25/2028	1,400	(17)
Aptean, Inc.	Delayed Draw Term Loan	01/30/2026	10,588	(44)
Aptean, Inc.	Revolver	01/30/2031	5,711	(24)
Arcoro Holdings Corp.	Revolver	03/28/2030	8,609	(96)
Artifact Bidco, Inc	Delayed Draw Term Loan	05/22/2030	5,345	(27)
Artifact Bidco, Inc	Revolver	05/22/2030	3,818	(38)
Associations, Inc.	Delayed Draw Term Loan	07/03/2028	846	(1)
Associations, Inc.	Revolver	07/03/2028	678	(1)
Atlas Us Finco, Inc.	Revolver	12/09/2028	1,283	—
Avalara, Inc.	Revolver	10/19/2028	2,006	—
Bottomline Technologies, Inc.	Revolver	05/15/2028	1,733	—
Bradyifs Holdings, LLC	Delayed Draw Term Loan	10/31/2025	1,703	(3)
Bradyifs Holdings, LLC	Revolver	10/31/2029	3,448	(7)
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	04/01/2025	8,345	—
Bullhorn, Inc.	Delayed Draw Term Loan	10/01/2029	944	(4)
Bullhorn, Inc.	Revolver	10/01/2029	391	—
COP Collisionright Parent, LLC	Delayed Draw Term Loan	01/29/2026	16,070	(256)
COP Collisionright Parent, LLC	Revolver	01/29/2030	4,160	(66)
Caerus US 1, Inc.	Delayed Draw Term Loan	10/28/2024	3,188	(143)
Caerus US 1, Inc.	Revolver	05/25/2029	3,343	(149)

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Catalis Intermediate, Inc.	Revolver	08/04/2027	$536	$(17)
Cerity Partners, LLC	Delayed Draw Term Loan	06/07/2026	6,184	(61)
Cerity Partners, LLC	Revolver	07/30/2029	707	(7)
Chase Intermediate, LLC	Delayed Draw Term Loan	08/31/2025	18,568	(241)
Chase Intermediate, LLC	Revolver	10/30/2028	943	(9)
Consor Intermediate II, LLC	Delayed Draw Term Loan	05/10/2026	5,298	(26)
Consor Intermediate II, LLC	Revolver	05/12/2031	1,413	(14)
Coupa Holdings, LLC	Delayed Draw Term Loan	08/27/2025	699	(5)
Coupa Holdings, LLC	Revolver	02/27/2029	536	(4)
Cyara AcquisitionCo, LLC	Revolver	06/28/2029	3,769	(29)
Diligent Corporation	Delayed Draw Term Loan	08/04/2030	10,706	(78)
Diligent Corporation	Revolver	08/04/2030	7,137	(52)
Dwyer Instruments, Inc.	Delayed Draw Term Loan	12/22/2025	17,148	(99)
Dwyer Instruments, Inc.	Revolver	07/21/2027	2,733	(9)
E-Discovery AcquireCo, LLC	Revolver	08/29/2029	2,875	(21)
EVDR Purchaser, Inc.	Delayed Draw Term Loan	10/02/2024	11,847	(31)
EVDR Purchaser, Inc.	Revolver	02/14/2031	6,279	(16)
Energy Labs Holdings Corp.	Delayed Draw Term Loan	05/24/2026	2,575	(19)
Energy Labs Holdings Corp.	Revolver	04/07/2028	1,839	(28)
Epicor Software Corporation	Delayed Draw Term Loan	06/17/2026	287	—
Essential Services Holding Corporation	Delayed Draw Term Loan	06/17/2026	5,154	(26)
Essential Services Holding Corporation	Revolver	06/03/2030	3,221	(32)
Excelitas Technologies Corp.	Delayed Draw Term Loan	05/01/2025	1,032	(14)
Excelitas Technologies Corp.	Delayed Draw Term Loan	05/01/2026	12,000	(87)
Excelitas Technologies Corp.	Revolver	08/14/2028	3,095	(41)
FLS Holding, Inc.	Revolver	12/17/2027	417	(31)
FORTIS Solutions Group, LLC	Delayed Draw Term Loan	06/24/2025	9,850	—
FORTIS Solutions Group, LLC	Revolver	10/15/2027	514	—
Formstack Acquisition Co	Delayed Draw Term Loan	03/30/2026	16,549	(170)
Formstack Acquisition Co	Revolver	03/28/2030	11,063	(114)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	05/21/2026	4,455	(22)
Foundation Risk Partners Corp.	Revolver	10/29/2029	2,324	(23)
Fullsteam Operations, LLC	Delayed Draw Term Loan	05/27/2025	1,496	(22)
Fullsteam Operations, LLC	Delayed Draw Term Loan	11/27/2025	1,111	(17)
Fullsteam Operations, LLC	Delayed Draw Term Loan	08/25/2025	18,501	(278)
Fullsteam Operations, LLC	Delayed Draw Term Loan	02/23/2026	4,625	(69)
Fullsteam Operations, LLC	Revolver	11/27/2029	1,080	(16)
GC Waves Holdings, Inc.	Delayed Draw Term Loan	12/31/2024	23,184	(114)
GC Waves Holdings, Inc.	Revolver	08/10/2029	1,690	(8)

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
GI DI Cornfield Acquisition LLC	Delayed Draw Term Loan	05/31/2026	$16,333	$(120)
GPS Merger Sub, LLC	Delayed Draw Term Loan	10/02/2025	2,864	(16)
GPS Merger Sub, LLC	Revolver	10/02/2029	2,292	(13)
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	03/26/2026	10,977	—
GS AcquisitionCo, Inc.	Revolver	05/25/2028	3,780	—
Galway Borrower, LLC	Delayed Draw Term Loan	02/06/2026	4,179	(59)
Galway Borrower, LLC	Delayed Draw Term Loan	09/29/2028	18,062	(253)
Galway Borrower, LLC	Revolver	09/29/2028	2,300	(32)
Gateway US Holdings, Inc.	Revolver	09/22/2026	454	—
Granicus, Inc.	Delayed Draw Term Loan	01/17/2026	8,936	(16)
Granicus, Inc.	Revolver	01/17/2031	8,333	(15)
GraphPad Software, LLC	Delayed Draw Term Loan	06/28/2026	11,172	(56)
GraphPad Software, LLC	Revolver	06/30/2031	4,190	(21)
HSI Halo Acquisition, Inc	Delayed Draw Term Loan	06/28/2026	4,547	(23)
HSI Halo Acquisition, Inc	Revolver	06/28/2030	3,031	(30)
Heartland Veterinary Partners, LLC	Revolver	12/10/2026	519	—
Helios Service Partners, LLC	Delayed Draw Term Loan	02/07/2025	4,280	—
Helios Service Partners, LLC	Revolver	03/19/2027	2,293	—
Hercules Borrower LLC	Delayed Draw Term Loan	04/05/2026	29,963	(151)
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	03/27/2026	19,970	(90)
High Street Buyer, Inc.	Delayed Draw Term Loan	02/04/2025	10,096	(8)
High Street Buyer, Inc.	Delayed Draw Term Loan	03/11/2026	24,566	(135)
Hootsuite Inc.	Revolver	05/22/2030	2,100	(31)
Hyland Software, Inc.	Revolver	09/19/2029	3,341	—
Icefall Parent, Inc.	Revolver	01/25/2030	2,386	(44)
Inszone Mid, LLC	Delayed Draw Term Loan	11/10/2025	13,132	(114)
Inszone Mid, LLC	Revolver	11/12/2029	2,549	(22)
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	02/03/2023	136	—
Integrity Marketing Acquisition, LLC	Revolver	08/27/2026	2,060	(10)
Invictus Buyer, LLC	Delayed Draw Term Loan	06/03/2026	2,531	(13)
Invictus Buyer, LLC	Revolver	06/03/2031	937	(9)
Iris Buyer, LLC	Delayed Draw Term Loan	10/02/2030	765	(7)
Iris Buyer, LLC	Revolver	10/02/2029	2,251	(20)
KENG Acquisition, Inc.	Delayed Draw Term Loan	08/01/2025	6,333	(17)
KENG Acquisition, Inc.	Revolver	08/01/2029	2,988	(8)
KWOR Acquisition, Inc.	Revolver	12/22/2027	224	(4)
Kaseya, Inc.	Delayed Draw Term Loan	06/23/2025	2,795	—
Kaseya, Inc.	Revolver	06/25/2029	2,358	—
LJ Avalon Holdings, LLC	Delayed Draw Term Loan	10/01/2024	740	(2)

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
LJ Avalon Holdings, LLC	Delayed Draw Term Loan	10/01/2025	$1,890	$(9)
LJ Avalon Holdings, LLC	Revolver	02/01/2029	486	(2)
LegitScript, LLC	Revolver	06/24/2028	3,958	—
MRI Software, LLC	Delayed Draw Term Loan	12/19/2025	4,912	—
MRI Software, LLC	Revolver	02/10/2027	3,187	—
Magneto Components Buyco, LLC	Delayed Draw Term Loan	06/05/2025	9,472	(66)
Magneto Components Buyco, LLC	Revolver	12/05/2029	7,894	(55)
Magnolia Wash Holdings	Revolver	07/14/2028	183	(16)
Mantech International CP	Delayed Draw Term Loan	06/14/2025	3,349	—
Mantech International CP	Revolver	09/14/2028	3,200	—
Mobile Communications America, Inc.	Delayed Draw Term Loan	10/16/2025	4,103	—
Mobile Communications America, Inc.	Revolver	10/16/2029	2,160	—
Model N, Inc.	Delayed Draw Term Loan	06/27/2026	6,125	(31)
Model N, Inc.	Revolver	06/27/2031	3,267	(33)
Montana Buyer, Inc.	Revolver	07/22/2028	2,874	—
Netwrix Corporation And Concept Searching, Inc.	Revolver	06/11/2029	1,521	—
Oak Purchaser, Inc.	Delayed Draw Term Loan	02/02/2025	4,336	(52)
Oak Purchaser, Inc.	Revolver	04/28/2028	1,117	(14)
Orion Group Holdco, LLC	Delayed Draw Term Loan	02/01/2026	16,342	(144)
PDI TA Holdings, Inc.	Delayed Draw Term Loan	02/01/2026	8,409	(4)
PDI TA Holdings, Inc.	Revolver	02/03/2031	3,678	(2)
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	08/31/2025	10,118	—
PT Intermediate Holdings III, LLC	Delayed Draw Term Loan	04/08/2026	3,754	(5)
Pareto Health Intermediate Holdings, Inc.	Revolver	06/01/2029	10,666	—
Patriot Growth Insurance Services, LLC	Revolver	10/16/2028	468	—
PerkinElmer U.S., LLC	Delayed Draw Term Loan	04/23/2026	5,587	(41)
Peter C. Foy & Associates Insurance Services, LLC	Delayed Draw Term Loan	04/23/2026	4,773	(27)
Peter C. Foy & Associates Insurance Services, LLC	Revolver	11/01/2028	185	—
Project Accelerate Parent, LLC	Revolver	02/24/2031	4,813	(39)
Project Boost Purchaser, LLC	Revolver	05/02/2028	850	—
Project Potter Buyer, LLC	Revolver	04/23/2026	553	—
Pye-Barker Fire & Safety, LLC	Delayed Draw Term Loan	05/24/2026	3,385	(17)
Pye-Barker Fire & Safety, LLC	Delayed Draw Term Loan	05/24/2026	3,869	(19)
Pye-Barker Fire & Safety, LLC	Revolver	05/24/2030	2,197	(21)
RFS Opco LLC	Revolver	04/04/2029	26,000	(247)
RSC Acquisition, Inc.	Delayed Draw Term Loan	02/14/2025	363	—
Randy's Holdings, Inc.	Delayed Draw Term Loan	11/01/2024	3,076	—
Randy's Holdings, Inc.	Revolver	11/01/2028	1,225	—
Raptor Merger Sub Debt, LLC	Revolver	04/01/2029	1,872	—

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Redwood Services Group, LLC	Delayed Draw Term Loan	02/05/2026	$10,678	$(94)
Revalize, Inc.	Revolver	04/15/2027	443	(29)
Riskonnect Parent, LLC	Delayed Draw Term Loan	03/01/2025	5,118	(52)
Riskonnect Parent, LLC	Revolver	12/07/2028	4,309	(44)
RoadOne IntermodaLogistics	Delayed Draw Term Loan	06/30/2025	108	(2)
RoadOne IntermodaLogistics	Revolver	12/29/2028	122	(3)
SV Newco 2 Inc	Delayed Draw Term Loan	05/31/2025	22,051	(163)
SV Newco 2 Inc	Revolver	06/02/2031	13,231	(196)
Securonix, Inc.	Revolver	04/05/2028	3,697	(236)
Sherlock Buyer Corp.	Revolver	12/08/2027	821	—
Smarsh, Inc.	Delayed Draw Term Loan	02/18/2025	536	—
Smarsh, Inc.	Revolver	02/16/2029	139	—
Sonny's Enterprises, LLC	Delayed Draw Term Loan	11/05/2024	2,067	—
Sonny's Enterprises, LLC	Delayed Draw Term Loan	06/05/2026	3,334	(24)
Sonny's Enterprises, LLC	Revolver	08/05/2027	5,318	—
Spotless Brands, LLC	Revolver	07/25/2028	470	—
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	04/25/2026	1,250	(9)
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	625	—
Summit Acquisition, Inc.	Delayed Draw Term Loan	11/01/2024	4,965	—
Summit Acquisition, Inc.	Revolver	05/01/2029	2,482	—
Superman Holdings, LLC	Delayed Draw Term Loan	05/01/2025	2,418	(4)
Surewerx Purchaser III, Inc.	Delayed Draw Term Loan	12/28/2025	417	—
Surewerx Purchaser III, Inc.	Revolver	12/28/2028	345	(6)
Tamarack Intermediate, LLC	Revolver	03/13/2028	2,475	(49)
Tank Holding Corp.	Delayed Draw Term Loan	09/30/2024	5,053	(93)
Tank Holding Corp.	Revolver	03/31/2028	1,867	(37)
Tidi Legacy Products, Inc.	Delayed Draw Term Loan	06/19/2025	2,864	(12)
Tidi Legacy Products, Inc.	Revolver	12/19/2029	2,062	(9)
Trintech, Inc.	Revolver	07/25/2029	3,418	(72)
Trunk Acquisition, Inc.	Revolver	02/19/2026	643	(5)
V Global Holdings, LLC	Revolver	12/22/2025	541	(34)
VRC Companies, LLC	Delayed Draw Term Loan	08/15/2025	30,597	—
VRC Companies, LLC	Revolver	06/29/2027	251	—
Vardiman Black Holdings, LLC	Delayed Draw Term Loan	03/29/2026	403	(12)
Vehlo Purchaser, LLC	Delayed Draw Term Loan	05/24/2028	40,866	(241)
Vehlo Purchaser, LLC	Revolver	05/24/2028	281	(3)
Vensure Employer Services, Inc.	Delayed Draw Term Loan	12/31/2025	4,924	—
Verdantas LLC	Delayed Draw Term Loan	12/31/2025	4,246	(31)
Verdantas LLC	Delayed Draw Term Loan	09/30/2025	5,661	(41)

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Verdantas LLC	Delayed Draw Term Loan	05/06/2026	$13,798	$(101)
Verdantas LLC	Revolver	05/06/2030	3,538	(52)
Vertex Service Partners, LLC	Delayed Draw Term Loan	11/08/2025	5,242	(66)
Vertex Service Partners, LLC	Revolver	11/08/2030	2,154	(27)
YI, LLC	Delayed Draw Term Loan	12/03/2029	3,676	(5)
YI, LLC	Revolver	12/03/2029	2,757	(4)
Zarya Intermediate, LLC	Revolver	07/01/2027	2,807	—
iCIMS, Inc.	Delayed Draw Term Loan	08/18/2025	1,204	—
iCIMS, Inc.	Revolver	08/18/2028	537	—
Total First Lien Debt Unfunded Commitments			$980,875	$(7,372)
Total Unfunded Commitments			$980,875	$(7,372)

(19)
Under the Investment Company Act, the Company is deemed to be an “affiliated person” of the investment fund as the Company has the power to exercise control over management or policies of such investment fund. Transactions related to investments in affiliates for the six months ended June 30, 2024, were as follows:

Investments - non-controlled/affiliated	Fair Value as of December 31, 2023	Additions/Purchases	Reductions/Sales/Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of June 30, 2024	Dividend and Interest Income
SL Investment Corp.	$—	$125,563	$—	$—	$—	$125,563	$—
Total - Investments-non-controlled/affiliated	$—	$125,563	$—	$—	$—	$125,563	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
First Lien Debt
Aerospace & Defense
KKR Apple Bidco, LLC	(10)	S +	2.75%	8.22%	09/22/2028	4,900	$4,895	$4,890	0.21%
Mantech International CP	(5) (6) (9)	S +	5.75%	11.13%	09/14/2029	21,330	20,962	21,330	0.93
Mantech International CP	(5) (9) (14)	S +	5.75%	11.13%	09/14/2029	1,842	1,782	1,842	0.08
Mantech International CP	(5) (9) (14)	S +	5.75%	11.13%	09/14/2028	—	(50)	—	—
							27,589	28,062	1.22
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(5) (7) (9)	S +	5.75%	11.18%	06/11/2027	50,905	50,138	50,534	2.19
Omni Intermediate Holdings, LLC	(5) (6) (8)	S +	5.00%	10.54%	12/30/2026	11,030	10,924	10,507	0.46
Omni Intermediate Holdings, LLC	(5) (8) (14)	S +	5.00%	10.41%	12/30/2026	488	481	442	0.02
Omni Intermediate Holdings, LLC	(5) (14)	P +	4.00%	12.50%	12/30/2025	555	551	521	0.02
RoadOne IntermodaLogistics	(5) (8)	S +	6.25%	11.61%	12/29/2028	653	636	641	0.03
RoadOne IntermodaLogistics	(5) (8) (14)	S +	6.25%	11.61%	12/29/2028	60	57	57	—
RoadOne IntermodaLogistics	(5) (8) (14)	S +	6.25%	11.72%	12/29/2028	8	4	6	—
							62,791	62,708	2.72
Automobile Components
Continental Battery Company	(5) (6) (8)	S +	6.75% (incl. 4.08% PIK)	12.28%	01/20/2027	6,204	6,122	5,164	0.22
Les Schwab Tire Centers	(10)	S +	3.25%	8.71%	11/02/2027	4,899	4,903	4,893	0.21
Randy's Holdings, Inc.	(5) (6) (8)	S +	6.50%	11.78%	11/01/2028	11,195	10,908	11,157	0.48
Randy's Holdings, Inc.	(5) (8) (14)	S +	6.50%	11.78%	11/01/2028	—	(46)	(13)	—
Randy's Holdings, Inc.	(5) (8) (14)	S +	6.50%	11.73%	11/01/2028	435	399	430	0.02
Sonny's Enterprises, LLC	(5) (6) (8)	S +	6.75%	12.28%	08/05/2028	33,453	32,776	33,453	1.45
Sonny's Enterprises, LLC	(5) (8) (14)	S +	6.75%	12.27%	08/05/2028	2,362	2,241	2,362	0.10
Sonny's Enterprises, LLC	(5) (8) (14)	S +	6.75%	12.28%	08/05/2027	—	(112)	—	—
							57,191	57,446	2.49
Automobiles
ARI Network Services, Inc.	(5) (6) (9)	S +	5.25%	10.71%	02/28/2025	14,087	13,973	13,952	0.61
Turbo Buyer, Inc.	(5) (8) (14)	S +	6.00%	11.59%	12/02/2025	989	938	966	0.04
Summit Buyer, LLC	(5) (8) (14)	S +	5.75%	11.19%	01/14/2026	11,213	10,748	10,331	0.45
Summit Buyer, LLC	(5) (14)	P +	4.75%	13.25%	01/14/2026	—	(63)	(71)	—
							25,596	25,178	1.09
Beverages
Triton Water Holdings, Inc.	(10)	S +	3.25%	8.86%	03/31/2028	4,900	4,881	4,848	0.21

Biotechnology
GraphPad Software, LLC	(5) (6) (8)	S +	5.50%	11.22%	04/27/2027	7,926	7,872	7,896	0.34

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

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Raptor Merger Sub Debt, LLC	(5) (9) (14)	S +	6.75%	12.10%	04/01/2028	488	$431	$486	0.02%
							81,149	82,750	3.59
Insurance Services
Alliant Holdings Intermediate, LLC	(10)	S +	3.50%	8.83%	11/06/2030	3,211	3,211	3,222	0.14
Amerilife Holdings, LLC	(5) (6) (9)	S +	5.75%	11.14%	08/31/2029	14,963	14,706	14,767	0.64
Foundation Risk Partners Corp.	(5) (6) (9)	S +	6.00%	11.83%	10/29/2028	17,106	16,775	17,106	0.74
Foundation Risk Partners Corp.	(5) (9) (14)	S +	6.00%	11.68%	10/29/2028	13,450	13,219	13,450	0.58
Foundation Risk Partners Corp.	(5) (9) (14)	S +	6.00%	11.83%	10/29/2027	—	(6)	—	—
Galway Borrower, LLC	(5) (6) (7) (9)	S +	5.25%	10.81%	09/29/2028	43,612	42,829	42,571	1.85
Galway Borrower, LLC	(5) (9) (14)	S +	5.25%	10.81%	09/29/2028	—	(158)	(186)	(0.01)
Galway Borrower, LLC	(5) (9) (14)	S +	5.25%	10.81%	09/30/2027	—	(30)	(58)	—
Higginbotham Insurance Agency, Inc.	(5) (6) (8)	S +	5.50%	10.96%	11/24/2028	1,209	1,200	1,209	0.05
Higginbotham Insurance Agency, Inc.	(5) (8) (14)	S +	5.50%	10.96%	11/24/2028	7,294	7,219	7,291	0.32
High Street Buyer, Inc.	(5) (9) (14)	S +	5.75%	11.00%	02/02/2029	15,008	14,678	15,008	0.65
Long Term Care Group, Inc.	(5) (6) (9)	S +	7.00% (incl. 6.00% PIK)	12.66%	09/08/2027	11,765	11,599	9,740	0.42
Inszone Mid, LLC	(5) (8)	S +	5.75%	11.11%	11/12/2029	13,920	13,645	13,645	0.59
Inszone Mid, LLC	(5) (8) (14)	S +	5.75%	11.11%	11/12/2029	1,664	1,447	1,447	0.06
Inszone Mid, LLC	(5) (8) (14)	S +	5.75%	11.11%	11/12/2029	—	(50)	(50)	—
Integrity Marketing Acquisition, LLC	(5) (6) (9)	S +	6.00%	11.42%	08/27/2026	20,261	19,959	19,864	0.86
Integrity Marketing Acquisition, LLC	(5) (9)	S +	6.00%	11.41%	08/27/2026	57,618	56,802	56,982	2.47
Integrity Marketing Acquisition, LLC	(5) (9) (14)	S +	6.00%	11.42%	08/27/2026	—	(84)	(41)	—
Keystone Agency Investors	(5) (6) (8)	S +	5.50%	11.00%	05/03/2027	6,835	6,755	6,734	0.29
Keystone Agency Investors	(5) (6) (8)	S +	5.50%	11.00%	05/03/2027	7,255	7,173	7,149	0.31
Patriot Growth Insurance Services, LLC	(5) (6) (9)	S +	5.50%	11.00%	10/16/2028	6,503	6,409	6,440	0.28
Patriot Growth Insurance Services, LLC	(5) (9)	S +	5.75%	11.25%	10/14/2028	24,311	23,936	24,073	1.04
Patriot Growth Insurance Services, LLC	(5) (9) (14)	S +	5.50%	11.00%	10/16/2028	—	(6)	(5)	—
Peter C. Foy & Associates Insurance Services, LLC	(5) (6) (9)	S +	6.00%	11.69%	11/01/2028	15,245	15,020	15,110	0.66
Peter C. Foy & Associates Insurance Services, LLC	(5) (6) (9) (14)	S +	6.00%	11.47%	11/01/2028	17,678	17,433	17,390	0.75
Peter C. Foy & Associates Insurance Services, LLC	(5) (9) (14)	S +	6.00%	11.69%	11/01/2027	—	(1)	(3)	—
RSC Acquisition, Inc.	(5) (9)	S +	5.50%	11.01%	11/01/2029	5,560	5,525	5,513	0.24
RSC Acquisition, Inc.	(5) (9) (14)	S +	5.50%	11.02%	11/01/2029	44,072	43,720	43,680	1.90
Summit Acquisition, Inc.	(5) (6) (9)	S +	6.75%	12.10%	05/01/2030	22,287	21,660	21,952	0.95
Summit Acquisition, Inc.	(5) (9) (14)	S +	6.75%	12.10%	05/01/2030	—	(67)	(75)	—
Summit Acquisition, Inc.	(5) (9) (14)	S +	6.75%	12.10%	05/01/2029	—	(66)	(37)	—
World Insurance Associates, LLC	(5) (6) (8)	S +	6.00%	11.70%	04/03/2028	78,526	76,738	76,605	3.32
World Insurance Associates, LLC	(5) (7) (8)	S +	6.00%	11.35%	04/03/2028	4,988	4,921	4,827	0.21
							446,111	445,320	19.32

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

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2023
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Magnolia Wash Holdings	Revolver	07/14/2028	$183	$(18)
Mantech International CP	Delayed Draw Term Loan	09/14/2024	3,349	—
Mantech International CP	Revolver	09/14/2028	3,200	—
Mobile Communications America, Inc.	Delayed Draw Term Loan	10/16/2025	4,319	(31)
Mobile Communications America, Inc.	Revolver	10/16/2029	2,160	(31)
Montana Buyer, Inc.	Revolver	07/22/2028	2,613	(21)
Netwrix Corporation And Concept Searching, Inc.	Delayed Draw Term Loan	06/10/2024	5,399	(81)
Netwrix Corporation And Concept Searching, Inc.	Revolver	06/11/2029	1,521	(23)
Oak Purchaser, Inc.	Delayed Draw Term Loan	04/28/2024	380	(8)
Oak Purchaser, Inc.	Revolver	04/28/2028	1,117	(24)
Omni Intermediate Holdings, LLC	Delayed Draw Term Loan	06/24/2024	485	(23)
Omni Intermediate Holdings, LLC	Revolver	12/30/2025	155	(7)
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	08/31/2025	20,235	(166)
PT Intermediate Holdings III, LLC	Delayed Draw Term Loan	09/02/2024	4,833	(119)
Pareto Health Intermediate Holdings, Inc.	Revolver	06/01/2029	10,666	(81)
Patriot Growth Insurance Services, LLC	Revolver	10/16/2028	468	(5)
Peter C. Foy & Associates Insurance Services, LLC	Delayed Draw Term Loan	10/19/2024	8,650	(43)
Peter C. Foy & Associates Insurance Services, LLC	Revolver	11/01/2027	185	(3)
Turbo Buyer, Inc.	Delayed Draw Term Loan	01/05/2024	1,500	(14)
Project Boost Purchaser, LLC	Delayed Draw Term Loan	05/02/2024	1,263	(1)
Project Boost Purchaser, LLC	Revolver	05/02/2028	963	(1)
RSC Acquisition, Inc.	Delayed Draw Term Loan	02/14/2025	2,076	(18)
Randy's Holdings, Inc.	Delayed Draw Term Loan	11/01/2024	3,769	(13)
Randy's Holdings, Inc.	Revolver	11/01/2028	1,072	(4)
Raptor Merger Sub Debt, LLC	Revolver	04/01/2028	1,953	(2)
Redwood Services Group, LLC	Delayed Draw Term Loan	01/31/2025	1,801	(44)
Revalize, Inc.	Revolver	04/15/2027	532	(11)
Riskonnect Parent, LLC	Delayed Draw Term Loan	07/07/2024	5,713	(9)
RoadOne IntermodaLogistics	Delayed Draw Term Loan	12/29/2023	108	(2)
RoadOne IntermodaLogistics	Revolver	12/29/2028	122	(2)
Securonix, Inc.	Revolver	04/05/2028	3,782	(210)
Sherlock Buyer Corp.	Delayed Draw Term Loan	09/06/2025	2,053	(1)
Sherlock Buyer Corp.	Revolver	12/08/2027	821	—
Smarsh, Inc.	Delayed Draw Term Loan	02/18/2024	536	(9)
Smarsh, Inc.	Revolver	02/16/2029	268	(5)
Sonny's Enterprises, LLC	Delayed Draw Term Loan	11/05/2024	3,174	—
Sonny's Enterprises, LLC	Revolver	08/05/2027	5,318	—
Spotless Brands, LLC	Revolver	07/25/2028	614	(5)
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	12/30/2023	276	(4)

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
June 30, 2024
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

On July 15, 2024, the Company acquired SL Investment Corp. (“SLIC”) pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”), dated as of May 28, 2024, by and among SLIC, the Company, Cobalt Merger Sub, Inc. (“Merger Sub”), a wholly-owned subsidiary of the Company, and the Adviser. Pursuant to the Merger Agreement, SLIC was merged with and into the Company in a two-step transaction with the Company as the surviving company (the “Merger”). See Note 11 “Subsequent Events.”

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

The Company has formed wholly owned subsidiaries for the purpose of holding certain investments in portfolio companies made by the Company. As of June 30, 2024, the Company’s wholly owned subsidiaries were formed as Delaware limited liability companies and included: PIF CA SPV LLC (“CA SPV”), NHPIF Equity Holdings SPV LLC (“Equity Holdings”), PIF Financing SPV LLC (“Financing SPV”), PIF Financing II SPV LLC (“Financing II SPV”), Merger Sub and Broadway Funding Holdings LLC (“Broadway Holdings,” and collectively with CA SPV, Equity Holdings, Financing SPV, Financing II SPV and Merger Sub, the “subsidiaries”). The Company consolidates its wholly owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary’s formation.
Cash and Cash Equivalents
Cash and cash equivalents consist of demand deposits and highly liquid investments, such as money market funds, with original maturities of three months or less, and restricted cash pledged as collateral. Cash and cash equivalents are carried at cost, which approximates fair value. The Company deposits its cash and cash equivalents with financial institutions and, at times, may exceed the Federal Deposit Insurance Corporation insured limit.
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
As of June 30, 2024, the Company had certain investments in one portfolio company on non-accrual status. The amortized cost of investments on non-accrual status as of June 30, 2024 was $23,176. As of December 31, 2023, the Company had certain investments in two portfolio companies on non-accrual status. The amortized cost of investments on non-accrual status as of December 31, 2023 was $25,201.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three and six months ended June 30, 2024, the Company accrued $— and $15 of U.S. federal excise tax, respectively. For the three and six months ended June 30, 2023, the Company did not accrue any U.S. federal excise tax, respectively
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense.
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
(3)RELATED PARTY TRANSACTIONS
Investment Advisory Agreement
On November 4, 2021, the Company entered into an Investment Advisory Agreement with our Adviser. The Investment Advisory Agreement had an initial term of two years and continues thereafter from year to year if approved annually by the Board of Directors or the Company’s unitholders, including, in each case, a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”). The renewal of the Investment Advisory Agreement was most recently approved in August 2024.
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
For the three and six months ended June 30, 2024, base management fees were $9,045 and $16,942, respectively. For the three and six months ended June 30, 2023, base management fees were $4,741 and $8,964, respectively. As of June 30, 2024 and December 31, 2023, $9,045 and $6,529, respectively, was payable to the Investment Adviser relating to base management fees.
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
For the three and six months ended June 30, 2024, income-based incentive fees were $6,543 and $15,354, net of waiver, respectively. For the three and six months ended June 30, 2023, income-based incentive fees were $5,166 and $9,950, net of waiver, respectively. As of June 30, 2024 and December 31, 2023, $6,543 and $7,833, respectively, was payable to the Investment Adviser relating to income-based incentive fees.
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
For the three and six months ended June 30, 2024 and for the three and six months ended June 30, 2023, there were no capital gains incentive fees accrued to the Investment Adviser.
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
Administration Agreement
MS Private Credit Administrative Services LLC (the “Administrator”) is the administrator of the Company pursuant to the administration agreement between the Company and the Administrator dated November 4, 2021 (the “Administration Agreement”). The Administrator is an indirect, wholly owned subsidiary of Morgan Stanley. Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements from the Company for its costs and expenses and the Company’s allocable portion of overhead costs incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the cost of its Chief Financial Officer and Chief Compliance Officer. Reimbursement under the Administration Agreement occurs quarterly in arrears. The Administration Agreement had an initial term of two years and continues thereafter from year to year if approved annually by the Board of Directors.
For the three and six months ended June 30, 2024, the Company incurred $20 and $52, respectively, of expenses under the Administration Agreement. For the three and six months ended June 30, 2023, the Company incurred $22 and $43, respectively, of expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations. Amounts unpaid and included in the payable to affiliates on the Consolidated Statements of Financial Condition as of June 30, 2024 and December 31, 2023 were $145 and $93, respectively.
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
For the three and six months ended June 30, 2024, the Company incurred $6,151 and $11,521 expenses, respectively, under the MSDI Agreement, which were recorded in servicing fees on the Consolidated Statements of Operations. For the three and six months ended June 30, 2023, the Company incurred $3,224 and $6,096 expenses, respectively, under the MSDI Agreement, which were recorded in servicing fees on the Consolidated Statements of Operations. Amounts unpaid and included in the accrued expenses and other liabilities on the Consolidated Statements of Financial Condition as of June 30, 2024 and December 31, 2023 were $4,685 and $3,390, respectively.
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

(4) INVESTMENTS
The composition of the Company’s investment portfolio was as follows:

	June 30, 2024			December 31, 2023 (1)
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$4,232,229	$4,215,590	95.9%	$3,154,304	$3,127,610	97.9%
Second Lien Debt	21,975	11,082	0.3	37,685	32,040	1.0
Other Debt Investments	5,480	5,456	0.1	2,501	2,484	0.1
Equity	40,268	40,056	0.8	32,959	33,352	1.0
Investment Fund	125,563	125,563	2.9	—	—	—
Total	$4,425,515	$4,397,747	100.0%	$3,227,449	$3,195,486	100.0%
(1) The Company reclassified certain investment composition groupings by breaking out Other Securities into Other Debt Investments and Equity. These reclassifications had no impact on the Consolidated Statement of Assets and Liabilities as of December 31, 2023.

The industry composition of investments at fair value was as follows:

	June 30, 2024	December 31, 2023
Aerospace & Defense	0.8%	0.9%
Air Freight & Logistics	1.2	2.4
Automobile Components	1.3	1.8
Automobiles	1.4	0.8
Beverages	0.1	0.2
Biotechnology	0.9	0.4
Broadline Retail	—	0.2
Building Products	0.6	0.4
Chemicals	1.7	2.3
Commercial Services & Supplies	6.5	6.5
Construction & Engineering	2.1	1.1
Construction Materials	—	0.2
Consumer Finance	0.1	0.2
Consumer Staples Distribution & Retail	0.9	0.2
Containers & Packaging	0.6	0.6
Distributors	3.6	4.7
Diversified Consumer Services	7.1	5.4
Electrical Equipment	—	0.1
Electronic Equipment, Instruments & Components	2.9	4.0
Entertainment	0.1	—
Financial Services	2.9	3.0
Ground Transportation	0.9	0.2
Health Care Equipment & Supplies	1.5	2.1

Health Care Providers & Services	7.2	9.3
Health Care Technology	2.4	3.7
Household Products	0.2	0.2
Industrial Conglomerates	3.1	2.6
Insurance Services	12.7	14.0
Interactive Media & Services	0.2	0.2
Investment Fund	2.8	—
IT Services	2.9	2.6
Leisure Products	0.2	0.3
Life Sciences Tools & Services	0.7	0.2
Machinery	1.2	1.2
Media	0.2	0.2
Metals & Mining	0.1	0.2
Multi-Utilities	0.8	0.9
Personal Care Products	0.1	0.1
Pharmaceuticals	1.1	1.7
Professional Services	3.5	2.7
Real Estate Management & Development	2.0	3.6
Software	20.9	18.1
Specialty Retail	—	0.1
Transportation Infrastructure	0.1	—
Wireless Telecommunication Services	0.4	0.4
Total	100.0%	100.0%
The geographic composition of investments at cost and fair value was as follows:

	June 30, 2024			December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Australia	$56,951	$57,897	1.3%	$56,971	$57,389	1.8%
Canada	80,489	80,354	1.8	25,650	25,481	0.8
United Kingdom	41,808	40,373	0.9	44,254	45,077	1.4
United States	4,246,267	4,219,123	96.0	3,100,574	3,067,539	96.0
Total	$4,425,515	$4,397,747	100.0%	$3,227,449	$3,195,486	100.0%
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

The Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.
The following tables present the fair value hierarchy of the investments as of:

	June 30, 2024				December 31, 2023 (2)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$503,892	$3,711,698	$4,215,590	$—	$416,752	$2,710,858	$3,127,610
Second Lien Debt	—	10,311	771	11,082	—	10,332	21,708	32,040
Other Debt Investments	—	—	5,456	5,456	—	—	2,484	2,484
Equity	—	—	40,056	40,056	—	—	33,352	33,352
Subtotal	$—	$514,203	$3,757,981	$4,272,184	$—	$427,084	$2,768,402	$3,195,486
Investment measured at net asset value (1)				125,563				—
Total Investments				$4,397,747				$3,195,486

(1) The Company, as a practical expedient, estimates the fair value of its investment in SL Investment Corp. using the net asset value of the Company’s common equity in the entity. As such, the fair value has not been classified within the fair value hierarchy.

(2) The Company reclassified certain investment composition groupings by breaking out Other Securities into Other Debt Investments and Equity. These reclassifications had no impact on the Consolidated Statement of Assets and Liabilities as of December 31, 2023.

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended June 30, 2024:

	First Lien Debt	Second Lien Debt	Other Debt	Equity	Total Investments
Fair value, beginning of period	$3,232,737	$755	$2,508	$36,907	$3,272,907
Purchases of investments	629,396	—	2,885	885	633,166
Proceeds from principal repayments and sales of investments	(165,795)	—	—	—	(165,795)
Accretion of discount/amortization of premium	4,141	—	4	—	4,145
Payment-in-kind	3,112	9	63	2,009	5,193
Net change in unrealized appreciation (depreciation)	8,111	7	(4)	255	8,369
Net realized gains (losses)	(4)	—	—	—	(4)
Transfers into/out of Level 3	—	—	—	—	—
Fair value, end of period	$3,711,698	$771	$5,456	$40,056	$3,757,981

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2024	$6,492	$7	$(4)	$255	$6,750

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the six months ended June 30, 2024:

	First Lien Debt	Second Lien Debt	Other Debt	Equity	Total Investments
Fair value, beginning of period	$2,710,858	$21,708	$2,484	$33,352	$2,768,402
Purchases of investments (1)	1,240,870	264	2,885	4,260	1,248,279
Proceeds from principal repayments and sales of investments (1)	(252,550)	(16,500)	—	—	(269,050)
Accretion of discount/amortization of premium	7,228	392	7	—	7,627
Payment-in-kind	5,326	9	87	3,049	8,471
Net change in unrealized appreciation (depreciation)	10,962	(5,102)	(7)	(605)	5,248
Net realized gains (losses)	(1,861)	—	—	—	(1,861)
Transfers into/out of Level 3 (2)	(9,135)	—	—	—	(9,135)
Fair value, end of period	$3,711,698	$771	$5,456	$40,056	$3,757,981

Net change in unrealized appreciation (depreciation) from investments still held as of June 30 2024	$9,322	$(5,725)	$(7)	$(605)	$2,985
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

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the six months ended June 30, 2023:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$1,459,294	$26,043	$29,393	$1,514,730
Purchases of investments	670,542	8,338	89	678,969
Proceeds from principal repayments and sales of investments	(100,524)	—	—	(100,524)
Accretion of discount/amortization of premium	3,367	49	5	3,421
Payment-in-kind	1,198	—	1,320	2,518
Net change in unrealized appreciation (depreciation)	8,606	(2,152)	268	6,722
Net realized gains (losses)	42	—	—	42
Transfers into/out of Level 3	—	—	—	—
Fair value, end of period	$2,042,525	$32,278	$31,075	$2,105,878

Net change in unrealized appreciation (depreciation) from investments still held as of June 30 2023	$7,626	$(2,152)	$268	$5,742

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of June 30, 2024 and December 31, 2023, respectively. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	June 30, 2024
	Fair Value	Valuation Technique (2)	Significant Unobservable Input	Range (1)		Weighted Average (3)
				Low	High
Investments in first lien debt	$3,711,698	Yield Analysis	Discount Rate	9.00%	22.73%	10.91%
Investments in second lien debt	$771	Yield Analysis	Discount Rate	9.75%	15.35%	10.08%
Other investments:
Unsecured debt	$5,456	Yield Analysis	Discount Rate	9.90%	16.60%	13.00%
Preferred equity	32,204	Income Approach	Discount Rate	9.88%	14.90%	14.26%
	3,375	Market Approach	EBITDA Multiple			8.50x
Common equity	2,723	Market Approach	Revenue Multiple	7.58x	9.93x	8.87x
	1,754	Market Approach	EBITDA Multiple	8.50x	18.70x	14.83x
Total Investments	$3,757,981
(1) For an asset category that contains a single investment, the range is not included.
(2) During the six months ended June 30, 2024, one unsecured debt position with a fair value of $2,532 transitioned from an income approach to a yield analysis valuation technique.
(3) Weighted average for an asset category consisting of multiple investments is calculated by weighting the significant unobservable input by the relative fair value of the investment. Weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.

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

		June 30, 2024		December 31, 2023
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
ING Facility	3	$120,067	$120,067	$6,168	$6,168
Wells Funding Facility	3	213,250	213,250	—	—
CBNA Funding Facility	3	58,750	58,750	25,500	25,500
Series A 2026 Notes(1)(4)	3	202,741	201,446	202,381	204,000
Series A 2028 Notes(1)(4)	3	144,827	143,013	144,673	146,000
Series B 2026 Notes(2)(4)	3	106,143	105,416	105,941	107,000
Series B 2028 Notes(2)(4)	3	126,804	125,237	126,659	128,000
Series C 2027 Notes(3)(4)	3	135,285	136,195	135,127	138,706
Series C 2029 Notes(3)(4)	3	161,923	163,817	161,839	167,834
Total		$1,269,790	$1,267,191	$908,288	$923,208
(1)    The carrying value of the Company’s Series A 2026 Notes and Series A 2028 Notes were presented net of unamortized debt issuance costs of $1,259 and $1,173, respectively, as of June 30, 2024 and $1,619 and $1,327, respectively, as of December 31, 2023.
(2)    The carrying value of the Company’s Series B 2026 Notes and Series B 2028 Notes were presented net of unamortized debt issuance costs of $857 and $1,196, respectively, as of June 30, 2024 and $1,059 and $1,341, respectively, as of December 31, 2023.
(3)    The carrying value of the Company’s Series C 2027 Notes and Series C 2029 Notes were presented net of unamortized debt issuance costs of $1,215 and $1,577, respectively, as of June 30, 2024 and $1,372 and $1,661, respectively, as of December 31, 2023.
(4)    Inclusive of change in fair market value of effective hedge.
The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.

(6)DEBT
The Company’s outstanding debt obligations were as follows:

	June 30, 2024			December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
ING Facility(1)	$925,000	$120,067	$804,933	$925,000	$6,168	$918,832
Wells Funding Facility	750,000	213,250	536,750	750,000	—	750,000
CBNA Funding Facility	235,000	58,750	176,250	235,000	25,500	209,500
Series A 2026 Notes(2)	204,000	204,000	—	204,000	204,000	—
Series A 2028 Notes(2)	146,000	146,000	—	146,000	146,000	—
Series B 2026 Notes(3)	107,000	107,000	—	107,000	107,000	—
Series B 2028 Notes(3)	128,000	128,000	—	128,000	128,000	—
Series C 2027 Notes(4)	136,500	136,500	—	136,500	136,500	—
Series C 2029 Notes(4)	163,500	163,500	—	163,500	163,500	—
Total	$2,795,000	$1,277,067	$1,517,933	$2,795,000	$916,668	$1,878,332
(1)    Under the ING Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of June 30, 2024, the Company had borrowings denominated in Euros (EUR) of 5,618. As of December 31, 2023, the Company had borrowings denominated in Euros (EUR) of 5,618. As of June 30, 2024, the Company had borrowings denominated in Canadian dollars (CAD) of 2,800. As of December 31, 2023, the Company had no borrowings denominated in Canadian dollars (CAD).
(2)    The carrying value of the Company’s Series A 2026 Notes and Series A 2028 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $1,259 and $1,173, respectively, as of June 30, 2024 and $1,619 and $1,327, respectively, as of December 31, 2023.
(3)    The carrying value of the Company’s Series B 2026 Notes and Series B 2028 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $857 and $1,196, respectively, as of June 30, 2024 and $1,059 and $1,341, respectively, as of December 31, 2023.
(4)    The carrying value of the Company’s Series C 2027 Notes and Series C 2029 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $1,215 and $1,577, respectively, as of June 30, 2024 and$1,372 and $1,661, respectively, as of December 31, 2023.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Combined weighted average interest rate (1)	8.68%	7.72%	8.75%	7.17%
Combined weighted average effective interest rate(2)	9.21%	8.16%	9.33%	7.55%
Combined weighted average debt outstanding	$1,123,508	$780,741	$1,021,287	$763,942
(1) Excludes unused fees, amortization of financing costs and net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items.
(2) Excludes unused fees and and net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items.

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
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Borrowings under the ING Facility bear interest at a per annum rate equal to, (x) for loans for which the Company elects the base rate option, the “alternate base rate” (which is the highest of (a) the prime rate as publicly announced by The Wall Street Journal, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions, as published by the Federal Reserve Bank of New York plus (ii) 0.5%, and (c) one month SOFR plus 1% per annum) plus (A) 0.75% or (B) 0.875%, based on certain borrowing base conditions, and (y) for loans for which the Company elects the SOFR option, the applicable SOFR rate for the related interest period for such borrowing plus (A) 1.75% per annum or (B) 1.875% per annum, depending on certain borrowing base conditions. The Company pays an unused fee of 0.375% per annum on the daily unused amount of the revolver commitments. As of June 30, 2024, the Company was in compliance with all covenants and other requirements of the ING Facility.

The summary information of the ING Facility is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Borrowing interest expense	$801	$1,415	$919	$9,006
Facility unused commitment fees	835	800	1,707	1,216
Amortization of deferred financing costs	321	300	636	597
Total	$1,957	$2,515	$3,262	$10,819
Weighted average interest rate	7.17%	6.89%	7.26%	6.40%
Weighted average outstanding balance	$44,234	$81,241	$25,026	$279,760

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
The obligations of Financing SPV under the Wells Funding Facility are secured by all of the assets held by Financing SPV, including the Loans contributed or transferred by the Company to Financing SPV. The Wells Funding Facility is a revolving funding facility with a reinvestment period ending June 29, 2025 and a final maturity date of June 29, 2027. Subject to certain conditions, the reinvestment period and final maturity are both subject to a one-year extension. Advances under the Wells Funding Facility are available in US dollars, pound sterling, Euros or Canadian dollars, and subject to certain exceptions, the interest charged on the Wells Funding Facility is based on Daily Simple SOFR (Dollar), SONIA (GBP), EURIBOR (Euros) or CORRA (Canadian dollars), as applicable (or, if any such reference rate is not available, a benchmark replacement or a “base rate” (which is the greater of a prime rate and the federal funds rate plus 1.50%), as applicable), plus a margin equal to 2.75%. SONIA, EURIBOR and CORRA are subject to a floor of zero. Under the Wells Agreements, the Company and Financing SPV, as applicable, have made representations and warranties regarding the Loans, as well as their businesses, and are required to comply with various covenants, servicing procedures, limitations on disposition of Loans, reporting requirements and other customary requirements for similar revolving funding facilities. The Loan and Servicing Agreement includes usual and customary events of default for revolving funding facilities of this nature, including allowing Wells, upon a default, to accelerate and foreclose on the Loans and to pursue the rights under the Loans directly with the obligors thereof. As of June 30, 2024, the Company was in compliance with all covenants and other requirements of the Wells Funding Facility.
The summary information of the Wells Funding Facility is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Borrowing interest expense	$2,761	$6,713	$2,948	$10,236
Facility unused commitment fees	1,762	443	4,002	812
Amortization of deferred financing costs	369	314	737	547
Total	$4,892	$7,470	$7,687	$11,595
Weighted average interest rate	8.07%	7.60%	8.07%	7.34%
Weighted average outstanding balance	$135,352	$349,500	$72,279	$277,276
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
The obligations of Financing II SPV under the CBNA Funding Facility are secured by all of the assets held by Financing II SPV, including the Loans contributed or transferred by the Company to Financing II SPV. The CBNA Funding Facility is a revolving funding facility with a reinvestment period ending September 12, 2026 and a final maturity date of September 12, 2028. Advances under the CBNA Funding Facility are available in US dollars, and subject to certain exceptions, the interest charged on the CBNA Funding Facility is based on Term SOFR (or, if such reference rate is not available, a benchmark replacement or a “base rate” (which is the greatest of the Daily SOFR Rate, a prime rate, and the federal funds rate plus 0.50%), as applicable), plus a margin equal to (i) 2.75% during the reinvestment period or (ii) 2.90% after the reinvestment period. Term SOFR is subject to a floor of zero. Under the CBNA Agreements, the Company and Financing II SPV, as applicable, have made representations and warranties regarding the Loans, as well as their businesses, and are required to comply with various covenants, servicing procedures, limitations on disposition of Loans, reporting requirements and other customary requirements for similar revolving funding facilities. The Loan and Security Agreement includes usual and customary events of default for revolving funding facilities of this nature, including allowing CBNA, upon a default, to accelerate and foreclose on the Loans and to pursue the rights under the Loans directly with the obligors thereof. As of June 30, 2024, the Company was in compliance with all covenants and other requirements of the CBNA Funding Facility.
The summary information of the CBNA Funding Facility is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Borrowing interest expense	$1,217	N/A	$1,611	N/A
Facility unused commitment fees	223	N/A	726	N/A
Amortization of deferred financing costs	185	N/A	370	N/A
Total	$1,625	N/A	$2,707	N/A
Weighted average interest rate	8.17%	N/A	8.17%	N/A
Weighted average outstanding balance	$58,923	N/A	$38,982	N/A
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
The Series A Notes were delivered and paid for on March 16, 2023, subject to certain customary closing conditions. The Series A 2026 Notes have a fixed interest rate of 8.10% per year and will mature on March 16, 2026 unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the March 2023 NPA. The Series A 2028 Notes have a fixed interest rate of 8.13% per year and will mature on March 16, 2028 unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the March 2023 NPA. Interest on the Series A Notes is due semiannually in March and September of each year. Subject to the terms of the March 2023 NPA, the Company may redeem the Series A 2026 Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if redeemed on or before December 16, 2025, a make-whole premium, and the Company may redeem the Series A 2028 Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if redeemed on or before December 16, 2027, a make-whole premium. The Company’s obligations under the March 2023 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. As of June 30, 2024, the Company was in compliance with all covenants and other requirements of the Series A Notes.
In connection with the Series A Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the Series A 2026 Notes, the Company receives a fixed interest rate of 8.10% per annum and pays a floating interest rate of SOFR + 4.34% per annum on $204,000 notional amount of the Series A 2026 Notes. Under the interest rate swap agreement related to the Series A 2028 Notes, the Company receives a fixed interest rate of 8.13% per annum and pays a floating interest rate of SOFR + 4.56% per annum on $146,000 notional amount of the Series A 2028 Notes. The interest rate swaps related to the Series A 2026 Notes and Series A 2028 Notes mature on March 16, 2026 and March 16, 2028, respectively. For the three months ended June 30, 2024, the Company paid no periodic payments. The interest expense related to the Series A Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company's Consolidated Statements of Operations. As of June 30, 2024, the interest rate swaps had a fair value of $(2,568) and $(3,006), respectively, related to the Series A 2026 Notes and Series A 2028 Notes. Based on the fair value measurement hierarchy, the swaps are classified as level 3 investments. Depending on the nature of the balance at period end, the fair value of the interest rate swaps are either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company's Consolidated Statements of Financial Condition. The change in fair value of the interest rate swaps is offset by the change in fair value of the Series A Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.
The summary information of the Series A 2026 Notes was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Borrowing interest expense	$4,131	$4,131	$8,262	$4,819
Amortization of debt issuance costs	184	187	368	219
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	4	N/A	15	N/A
Total	$4,319	$4,318	$8,645	$5,038
Stated interest rate	8.10%	8.10%	8.10%	8.10%
The summary information of the Series A 2028 Notes was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Borrowing interest expense	$2,967	$2,967	$5,935	$3,462
Amortization of debt issuance costs	79	83	159	97
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	6	N/A	19	N/A
Total	$3,052	$3,050	$6,113	$3,559
Stated interest rate	8.13%	8.13%	8.13%	8.13%
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
The Series B 2026 Notes have a fixed interest rate of 8.84% per year and the Series B 2028 Notes have a fixed interest rate of 8.88% per year, subject to a step up to the extent a Below Investment Grade Event (as defined in the August 2023 NPA) or a Secured Debt Ratio Event (as defined in the August 2023 NPA) occurs. The Series B 2026 Notes will mature on August 10, 2026 and the Series B 2028 Notes will mature on August 10, 2028, unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the August 2023 NPA. Interest on the Series B Notes will be due semiannually in March and September of each year, beginning in March 2024. In addition, the Company is obligated to offer to repay the Series B Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the August 2023 NPA, the Company may redeem the Series B Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if the Series B 2026 Notes are redeemed on or before May 10, 2026 or the Series B 2028 Notes are redeemed on or before May 10, 2028, a make-whole premium. As of June 30, 2024, the Company was in compliance with all covenants and other requirements of the Series B Notes.
In connection with the Series B Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the Series B 2026 Notes, the Company receives a fixed interest rate of 8.84% per annum and pays a floating interest rate of SOFR + 5.13% per annum on $107,000 notional amount of the Series B 2026 Notes. Under the interest rate swap agreement related to the Series B 2028 Notes, the Company receives a fixed interest rate of 8.88% per annum and pays a floating interest rate of SOFR + 5.30% per annum on $128,000 notional amount of the Series B 2028 Notes. The interest rate swaps related to the Series B 2026 Notes and Series B 2028 Notes mature on August 10, 2026 and August 10, 2028, respectively. For the three months ended June 30, 2024, the Company paid no periodic payments. The interest expense related to the Series B Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company's Consolidated Statements of Operations. As of June 30, 2024, the interest rate swaps had a fair value of $(1,593) and $(2,783), respectively, related to the Series B 2026 Notes and Series B 2028 Notes. Based on the fair value measurement hierarchy, the swaps are classified as level 3 investments. Depending on the nature of the balance at period end, the fair value of the interest rate swaps are either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company's Consolidated Statements of Financial Condition. The change in fair value of the interest rate swaps is offset by the change in fair value of the Series B Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.
The summary information of the Series B 2026 Notes was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Borrowing interest expense	$2,365	N/A	$4,729	N/A
Amortization of debt issuance costs	101	N/A	202	N/A
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	3	N/A	9	N/A
Total	$2,469	N/A	$4,940	N/A
Stated interest rate	8.84%	N/A	8.84%	N/A
The summary information of the Series B 2028 Notes was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Borrowing interest expense	$2,842	N/A	$5,683	N/A
Amortization of debt issuance costs	72	N/A	145	N/A
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	7	N/A	20	N/A
Total	$2,921	N/A	$5,848	N/A
Stated interest rate	8.88%	N/A	8.88%	N/A
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
The Series C 2027 Notes have a fixed interest rate of 8.92% per year and the Series C 2029 Notes have a fixed interest rate of 9.07% per year, subject to a step up to the extent a Below Investment Grade Event (as defined in the December 2023 NPA) or a Secured Debt Ratio Event (as defined in the December 2023 NPA) occurs. The Series C 2027 Notes will mature on March 1, 2027 and the Series C 2029 Notes will mature on March 1, 2029, unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the December 2023 NPA. Interest on the Series C Notes will be due semiannually in March and September of each year, beginning in March 2024. In addition, the Company is obligated to offer to repay the Series C Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the December 2023 NPA, the Company may redeem the Series C Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if the Series C 2027 Notes are redeemed on or before December 1, 2026 or the Series C 2029 Notes are redeemed on or before December 1, 2028, a make-whole premium. As of June 30, 2024, the Company was in compliance with all covenants and other requirements of the Series C Notes.
In connection with the Series C Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the Series C 2027 Notes, the Company receives a fixed interest rate of 8.92% per annum and pays a floating interest rate of SOFR + 4.49% per annum on $136,500 notional amount of the Series C 2027 Notes. Under the interest rate swap agreement related to the Series C 2029 Notes, the Company receives a fixed interest rate of 9.07% per annum and pays a floating interest rate of SOFR + 4.77% per annum on $163,500 notional amount of the Series C 2029 Notes. The interest rate swaps related to the Series C 2027 Notes and Series C 2029 Notes mature on March 1, 2027 and March 1, 2029, respectively. For the six months ended June 30, 2024, the Company paid $7,562 in net periodic payments. The interest expense related to the Series C Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company's Consolidated Statements of Operations. As of June 30, 2024, the interest rate swaps had a fair value of $(226) and $588, respectively, related to the Series C 2027 Notes and Series C 2029 Notes. Based on the fair value measurement hierarchy, the swaps are classified as level 3 investments. Depending on the nature of the balance at period end, the fair value of the interest rate swaps is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company's Consolidated Statements of Financial Condition. The change in fair value of the interest rate swaps are offset by the change in fair value of the Series C Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.
The summary information of the Series C 2027 Notes was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Borrowing interest expense	$3,389	N/A	$6,757	N/A
Amortization of debt issuance costs	114	N/A	229	N/A
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	24	N/A	181	N/A
Total	$3,527	N/A	$7,167	N/A
Stated interest rate	9.93%	N/A	9.90%	N/A
The summary information of the Series C 2029 Notes was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Borrowing interest expense	$4,174	N/A	$8,324	N/A
Amortization of debt issuance costs	84	N/A	170	N/A
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	97	N/A	478	N/A
Total	$4,355	N/A	$8,972	N/A
Stated interest rate	10.21%	N/A	10.18%	N/A
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
The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2024 and December 31, 2023, the Company had $980,875 and $546,392 of unfunded commitments to fund delayed draw and revolving senior secured loans, respectively.
(8)MEMBERS’ CAPITAL
The following table shows the components of distributable earnings as shown on the Consolidated Statements of Financial Condition:

	As of
	June 30, 2024	December 31, 2023
Total distributable earnings (loss), beginning of period	$(26,988)	$(71,561)
Net investment income	126,101	161,864
Net realized gain (loss)	(3,787)	106
Net unrealized appreciation (depreciation)	4,332	43,948
Distributions declared	(131,686)	(161,416)
Tax reclassification of unitholders' equity	—	71
Total distributable earnings (loss), end of period	$(32,028)	$(26,988)

The following table summarizes the total Units issued and proceeds received from the closings of the Company’s continuous private offering that occurred for the six months ended June 30, 2024 and 2023:

Unit Issuance Date	Units Issued	Proceeds Received
For the Six Months Ended June 30, 2024
January 01, 2024	7,646,273	$146,120
February 01, 2024	6,231,714	119,088
March 01, 2024	6,662,271	127,383
April 01, 2024	5,566,519	106,042
May 01, 2024	7,767,198	147,888
June 01, 2024	3,628,420	69,375
Total	37,502,395	$715,896
For the Six Months Ended June 30, 2023
January 01, 2023	1,953,945	$36,304
February 01, 2023	1,882,119	35,478
March 01, 2023	3,239,025	61,347
April 01, 2023	2,999,635	56,123
May 01, 2023	4,318,642	81,277
June 01, 2023	5,260,930	98,327
Total	19,654,296	$368,856
The following table summarizes the Company’s distributions declared and payable for the six months ended June 30, 2024 and 2023:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
For the Six Months Ended June 30, 2024
January 29, 2024	January 31, 2024	February 05, 2024	0.1513	$19,487
February 27, 2024	February 29, 2024	March 05, 2024	0.1512	20,505
March 26, 2024	March 31, 2024	April 04, 2024	0.1513	21,619
April 25, 2024	April 30, 2024	May 03, 2024	0.1508	22,258
May 28, 2024	May 31, 2024	June 05, 2024	0.1508	23,532
June 25, 2024	June 28, 2024	July 03, 2024	0.1514	24,285
Total Distributions			$0.9068	$131,686
For the Six Months Ended June 30, 2023
January 30, 2023	January 31, 2023	February 03, 2023	0.1432	$10,073
February 28, 2023	February 28, 2023	March 03, 2023	0.1454	10,544
March 28, 2023	March 31, 2023	April 05, 2023	0.1460	11,104
April 26, 2023	April 30, 2023	May 03, 2023	0.1443	11,110
May 30, 2023	May 31, 2023	June 05, 2023	0.1450	11,970
June 27, 2023	June 30, 2023	July 06, 2023	0.1441	12,703
Total Distributions			$0.8680	$67,504
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
The following table summarizes the amounts received and units issued to unitholders who have participated in the DRIP during for the six months ended June 30, 2024 and 2023:

Payment Date	DRIP Units Issued	DRIP Units Value
For the Six Months Ended June 30, 2024
January 04, 2024	539,376	$10,307
February 05, 2024	583,174	11,144
March 05, 2024	613,350	11,728
April 04, 2024	649,347	12,370
May 03, 2024	681,693	12,979
June 05, 2024	723,162	13,827
Total	3,790,102	$72,355
For the Six Months Ended June 30, 2023
January 04, 2023	286,606	$5,325
February 03, 2023	288,686	5,442
March 03, 2023	298,750	5,658
April 05, 2023	310,339	5,807
May 03, 2023	320,084	6,024
June 05, 2023	343,881	6,427
Total	1,848,346	$34,683

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
The following table further summarizes the unit repurchases completed for the six months ended June 30, 2024 and 2023:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
For the Six Months Ended June 30, 2024
March 05, 2024	5.00%	$19.05	March 31, 2024	$28,707	1,506,944	1.25%	—
June 08, 2024	5.00%	$19.07	June 30, 2024	$52,219	2,738,253	1.94%	—
Total				$80,926	4,245,197
For the Six Months Ended June 30, 2023
March 14, 2023	5.00%	$18.71	March 31, 2023	$27,162	1,451,713	2.13%	—
June 02, 2023	5.00%	$18.85	June 30, 2023	31,798	1,686,901	2.26%	—
Total				$58,960	3,138,614
(1)    Percentage is based on total units as of the close of the previous calendar quarter.
(2)    All repurchase requests were satisfied in full.
(9)EARNINGS (LOSS) PER UNIT
The following table sets forth the computation of basic and diluted earnings (loss) per Unit:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net increase (decrease) in Members' Capital from operations	$72,915	$48,192	$126,646	$86,920
Weighted average Units outstanding	154,605,526	82,814,895	145,102,751	77,908,744
Basic and diluted earnings (loss) per Unit	$0.47	$0.58	$0.87	$1.12

(10)CONSOLIDATED FINANCIAL HIGHLIGHTS
The following are the financial highlights:

	For the Six Months Ended
	June 30, 2024	June 30, 2023
Per Unit Data:(1)
Net asset value, beginning of period	$19.11	$18.59
Net investment income (loss)	0.87	0.86
Net unrealized and realized gain (loss)(2)	—	0.27
Net increase (decrease) in net assets resulting from operations	0.87	1.13
Distributions declared	(0.91)	(0.87)
Total increase (decrease) in net assets	(0.04)	0.26
Net asset value, end of period	$19.07	$18.85
Units outstanding, end of period	157,660,747	86,468,645
Weighted average units outstanding	145,102,751	77,908,744
Total return based on net asset value(3)	4.63%	6.17%
Ratio/Supplemental Data:
Members' Capital, end of period	$3,006,715	$1,630,208
Ratio of expenses before waivers to average Members' Capital(4)	7.01%	7.39%
Ratio of net expenses to average Members’ Capital(4)	6.82%	7.36%
Ratio of net investment income to average Members’ Capital(4)	9.66%	9.93%
Asset coverage ratio(5)	335.44%	275.17%
Portfolio turnover rate	8.71%	6.13%
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
(4)    Amounts are annualized except for incentive fees, organization and offering costs, and expense support.
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
July Issuances and Distribution Declarations
Pursuant to the Company’s continuous private offering, the Company issued approximately 2,486,538 Units for an aggregate offering price of $47.4 million effective July 1, 2024.
On July 25, 2024, the Company declared a distribution to unitholders of record in the amount of $0.1510 per unit and payable on August 5, 2024 to unitholders of record as of July 31, 2024.
August Issuances and Distribution Declarations
Pursuant to the Company’s continuous private offering, the Company held a close relating to the sale of the our Units for an aggregate offering price of $41.6 million effective August 1, 2024.
SLIC Merger

On July 15, 2024, the Company completed its acquisition of SLIC, pursuant to the Merger Agreement. Pursuant to the Merger Agreement, Merger Sub was first merged with and into SLIC, with SLIC as the surviving company (the “Initial Merger”), and, immediately following the Initial Merger, SLIC was then merged with and into the Company, with the Company as the surviving company. As a result of, and as of the effective time of, the Merger, SLIC’s separate existence ceased.

In accordance with the terms of the Merger Agreement, at the effective time of the Merger, each share of common stock, $0.001 par value per share, of SLIC (“SLIC Common Stock”) issued and outstanding immediately prior to the effective time, except for shares owned by the Company, was converted into the right to receive an amount in cash equal to $20.59 per share, and SLIC was then merged with and into the Company for no consideration.

In connection with the closing of the Merger, the Company paid approximately $561.7 million for the SLIC Common Stock, inclusive of transaction related expenses, pursuant to the terms of the Merger Agreement and for the shares of SLIC Common Stock acquired by the Company pursuant to that certain Securities Purchase Agreement, dated as of May 24, 2024, by and between the Company and an investor in SLIC (the “SPA”). The purchase price per share of SLIC Common Stock in the SPA was equal to the price per share paid to former SLIC stockholders pursuant to the Merger Agreement plus an amount per share of SLIC Common Stock equal to the distributions on such shares of SLIC Common Stock acquired pursuant to the SPA with a record date after the date of the SPA and prior to closing of the Merger.

ING Credit Facility Amendment
On July 15, 2024, the Company entered into an amendment (the “Fifth Amendment”) to the ING Facility. The Fifth Amendment, among other things, (i) increased the aggregate amount of commitments from $925 million to $1,350 million, (ii) modified the applicable margin that applies to "alternate base rate" loans to 0.875% from 0.75% or 0.875%, depending on borrowing base conditions, and modified the applicable margin that applies to SOFR rate loans to 1.875% from 1.75% or 1.875%, depending on borrowing base conditions, (iii) extended the commitment termination date to July 15, 2028 and extended the final maturity date to July 15, 2029, (iv) modified certain debt and financial covenants and (v) provided for certain payment of an annualized fee on the increase in commitments and extension of the reinvestment period. The other material terms of the ING Facility remain unchanged. Borrowings under the ING Facility are subject to various covenants under the related agreements as well as the leverage restrictions contained in the Investment Company Act of 1940, as amended.

CBNA Facility Amendment
On July 10, 2024, Financing II SPV entered into an amendment (the “CBNA Facility Amendment”) to the CBNA Funding Facility. The CBNA Facility Amendment, among other things, (i) increased the borrowing capacity under the CBNA Funding Facility from $235 million to $375 million, (ii) removed the Term SOFR adjustment of 0.1% on borrowings, (iii) decreased the facility margin from 2.75% to 2.25%, (iv) extended the reinvestment period and maturity date to July 10, 2027 and July 10, 2029, respectively and (v) provided for certain payment of an annualized fee on the increase in commitments and extension of the reinvestment period. The other material terms of the CBNA Funding Facility remain unchanged. Borrowings under the CBNA Funding Facility are subject to various covenants under the related agreements as well as the leverage restrictions contained in the Investment Company Act of 1940, as amended (the “1940 Act”).

Wells Credit Facility Amendment
On July 12, 2024, Financing SPV entered into an amendment (the “Third Wells Facility Amendment”) to the Wells Funding Facility. The Third Wells Facility Amendment, among other things, (i) increases the maximum borrowing capacity under the Wells Funding Facility up to $900 million, (ii) extends the reinvestment period to July 12, 2027 and maturity date to July 12, 2029, (iii) adds Australian Dollars as an eligible currency, (iv) adds a swingline facility in an amount of up to $75 million, (v) decreases the facility margin from 2.75% to 2.25% and (vi) provided for certain payment of an annualized fee on the increase in commitments and extension of the reinvestment period. The other material terms of the Wells Funding Facility remain unchanged. Borrowings under the Wells Funding Facility are subject to various covenants under the related agreements as well as the leverage restrictions contained in the 1940 Act.

Amendment to JPM Credit Facility
On July 15, 2024, following the consummation of the Merger and the Company becoming party to and assuming SLIC’s obligations under the Amended and Restated Loan and Security Agreement, initially dated as of November 24, 2021 (as amended, the “JPM Facility”), among SLIC Financing SPV LLC, as borrower and, as of the consummation of the Merger, a wholly-owned subsidiary of the Company (“SLIC Financing SPV”), the Company, as successor by merger to SLIC, as parent and servicer and a pledgor, U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary, JP Morgan Chase Bank, N.A., as administrative agent (“JPM”), the lenders party thereto, and the issuing banks party thereto, SLIC Financing SPV entered into an amendment (the “JPM Facility Amendment”). The JPM Facility Amendment, among other things, (i) extends the reinvestment period to July 15, 2027, (ii) extends the scheduled termination date to July 13, 2029, (iii) increases the maximum borrowing capacity from $900 million to $1.2 billion, (iv) decreases of the applicable margin for each applicable reference rate from 2.475% to 2.25% (plus any applicable spread adjustment), (v) adds Australian Dollars as an eligible currency and (vi) provided for certain payment of an annualized fee on the increase in commitments and extension of the reinvestment period. The other material terms of the JPM Facility remain unchanged. Borrowings under the JPM Facility are subject to various covenants under the related agreements as well as the leverage restrictions contained in the 1940 Act.

Series D Notes

On August 5, 2024, the Company entered into the Second Supplement, dated as of August 5, 2024 (the “Second Supplement”), to the Master Note Purchase Agreement dated as of August 10, 2023 (as supplemented by the First Supplement and the Second Supplement, the “Note Purchase Agreement”) governing the issuance of $100 million in aggregate principal amount of Series D Senior Notes, Tranche A, due August 5, 2027 (the “Series D 2027 Notes”) and the issuance of $200 million in aggregate principal amount of Series D Senior Notes, Tranche B, due August 5, 2029 (the “Series D 2029 Notes” and, together with the Series D 2027 Notes, collectively, the “Series D Notes”) to certain qualified institutional investors in a private placement. The Series D Notes were delivered and paid for on August 5, 2024, subject to certain customary closing conditions.

The Series D 2027 Notes have a fixed interest rate of 6.84% per year and the Series D 2029 Notes have a fixed interest rate of 6.91% per year, subject to a step up to the extent a Below Investment Grade Event (as defined in the Note Purchase Agreement) or a Secured Debt Ratio Event (as defined in the Note Purchase Agreement) occurs. The Series D 2027 Notes will mature on August 5, 2027 and the Series D 2029 Notes will mature on August 5, 2029, unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the Note Purchase Agreement. Interest on the Series D Notes will be due semiannually in March and September of each year, beginning in September 2024. In addition, the Company is obligated to offer to repay the Series D Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the Note Purchase Agreement, the Company may redeem the Series D Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if the Series D 2027 Notes are redeemed on or before May 5, 2027 or the Series D 2029 Notes are redeemed on or before May 5, 2029, a make-whole premium.

The Series D Notes were offered in reliance on Section 4(a)(2) of the Securities Act. The Series D Notes have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable.

In connection with the Series D 2027 Notes and Series D 2029 Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the Series D 2027 Notes, the Company receives a fixed interest rate of 6.84% per annum and pays a floating interest rate of SOFR + 3.107% per annum on $100 million of the Series D 2027 Notes. Under the interest rate swap agreement related to the Series D 2029 Notes, the Company receives a fixed interest rate of 6.91% per annum and pays a floating interest rate of SOFR + 3.285% per annum on $200 million of the Series D 2029 Notes. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

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
•our ability to realize the benefits of the Merger (as defined below); and
•the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” in our most recent Form 10-K (as defined below) and elsewhere in this Report.
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

On July 15, 2024, we acquired SL Investment Corp., or SLIC, pursuant to that certain Agreement and Plan of Merger, or the Merger Agreement, dated as of May 28, 2024, by and among SLIC, us, Cobalt Merger Sub, Inc., or Merger Sub, a wholly-owned subsidiary of us, and the Adviser. Pursuant to the Merger Agreement, SLIC was merged with and into us in a two-step transaction with us as the surviving company, or the Merger.

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
PORTFOLIO AND INVESTMENT ACTIVITY
Our portfolio is presented below:

	June 30, 2024			December 31, 2023 (1)
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$4,232,229	$4,215,590	95.9%	$3,154,304	$3,127,610	97.9%
Second Lien Debt	21,975	11,082	0.3	37,685	32,040	1.0
Other Debt Investments	5,480	5,456	0.1	2,501	2,484	0.1
Equity	40,268	40,056	0.8	32,959	33,352	1.0
Investment Fund	125,563	125,563	2.9	—	—	—
Total	$4,425,515	$4,397,747	100.0%	$3,227,449	$3,195,486	100.0%
(1) We reclassified certain investment composition groupings by breaking out Other Securities into Other Debt Investments and Equity. These reclassifications had no impact on the Consolidated Statement of Assets and Liabilities as of December 31, 2023.

Our debt portfolio displayed the following characteristics of each of our investments1, 2 unless otherwise noted:

	As of
	June 30, 2024	December 31, 2023
Number of portfolio companies	250	212
Percentage of performing debt bearing a floating rate, at fair value	99.9%	99.9%
Percentage of performing debt bearing a fixed rate, at fair value	0.1%	0.1%
Weighted average yield on debt and income producing investments, at cost(3)	11.4%	11.8%
Weighted average yield on debt and income producing investments, at fair value(3)	11.4%	12.0%
Weighted average 12-month EBITDA(4)	$184.19	$198.90
Weighted average net leverage through tranche(4)(5)	5.8x	6.1x
Weighted average loan to value(4)(7)	40.5%	42.9%
Percentage of our debt portfolio subject to business cycle volatility(4)	5.0%	5.2%
Percentage of our total portfolio on non-accrual, at cost	0.5%	0.8%

As of June 30, 2024, the weighted average interest coverage (6) of our investments was approximately 1.5x.

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

(6)    Interest coverage for a particular portfolio company is calculated by taking credit agreement EBITDA and dividing by annualized latest reported interest expense. Total interest coverage is calculated on a weighted average basis based on total gross debt commitments (funded and unfunded). Calculation excludes recurring revenue deals which are investments in portfolio companies in which the Company lends based on a multiple of recurring revenue generated by the portfolio company and not based on a multiple of EBITDA. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount.
(7)    Calculated using total outstanding debt through the tranche that the Company is a lender divided by total enterprise value from the private equity sponsor or market comparables.

Investment Activity
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and For the Three Months Ended
	June 30, 2024	June 30, 2023
New investments committed
Gross Principal Balance(1) (3)	$865,585	$468,421
Less: Syndications	—	(14,926)
Net New Investments Committed	$865,585	$453,495
Investments, at cost
Investments, beginning of period	$3,859,303	$2,204,301
New investments purchased	763,291	465,047
Net accretion of discount on investments	4,367	2,047
Payment-in-kind	5,193	1,540
Net realized gain (loss) on investments	(685)	—
Investments sold or repaid	(205,954)	(66,839)
Investments, end of period	$4,425,515	$2,606,096
Principal amount of investments funded (3)
First lien debt	$643,106	$466,698
Second lien debt	—	9,808
Other debt investments	2,944	78
Equity	885
Total	$646,935	$476,584
Amount of investments sold/fully repaid, at principal
First lien debt investments	$174,011	$32,830
Second lien debt investments	$—	$—
Total	174,011	32,830
Number of new investment commitments in portfolio companies	23	4
Number of investment commitments exited or fully repaid	10	4
(1) Includes new investment commitments, excluding sale/repayments and including unfunded investment commitments.
(2) Represents dollar amount of equity investments funded.
(2) Excludes investment in Investment Fund.
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
The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System is as follows:

	June 30, 2024		December 31, 2023
	Fair Value	% of Total	Fair Value	% of Total
Risk rating 1	$—	—%	$5,926	0.2%
Risk rating 2	4,302,604	97.8	3,150,012	98.5
Risk rating 3	90,713	2.1	21,501	0.7
Risk rating 4	4,430	0.1	18,047	0.6
	$4,397,747	100.0%	$3,195,486	100.0%
CONSOLIDATED RESULTS OF OPERATIONS
The following table represents our operating results:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Total investment income	$121,052	$67,756	$227,021	$124,858
Less: Net expenses	50,999	31,583	100,905	58,199
Net investment income before taxes	70,053	36,173	126,116	66,659
Less: Excise tax expense	—	—	15	—
Net investment income after taxes	70,053	36,173	126,101	66,659
Net change in unrealized appreciation (depreciation)	3,562	12,019	4,332	20,219
Net realized gain (loss)	(700)	—	(3,787)	42
Net increase (decrease) in Members' Capital resulting from operations	$72,915	$48,192	$126,646	$86,920
Investment Income
Investment income was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Investment income:
Interest income	$114,045	$64,398	$214,285	$119,050
Payment-in-kind	2,813	585	5,413	1,107
Dividend income	1,126	763	2,086	1,638
Other income	3,068	2,010	5,237	3,063
Total Investment Income	$121,052	$67,756	$227,021	$124,858
In the table above, total investment income increased from $67,756 and $124,858 for the three and six months ended June 30, 2023 to $121,052 and $227,021 for the three and six months ended June 30, 2024. The increase was primarily driven by our deployment of capital. The size of our investment portfolio at cost increased from $2,606,096 as of June 30, 2023 to $4,425,515 as of June 30, 2024.

Expenses
Expenses were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Expenses:
Interest and other financing expenses	$29,118	$17,353	$55,341	$31,011
Management fees	9,045	4,741	16,942	8,964
Income based incentive fees	10,143	5,590	18,954	10,374
Professional fees	1,601	969	2,970	1,624
Organization and offering costs	—	—	—	18
Directors' fees	101	82	207	165
Administrative service fees	20	22	52	43
Servicing fees	6,151	3,224	11,521	6,096
General and other expenses	20	26	118	328
Total expenses	$56,199	$32,007	$106,105	$58,623
Expense support	(1,600)	—	(1,600)	—
Income based incentive fees waiver	(3,600)	(424)	(3,600)	(424)
Net expenses	$50,999	$31,583	$100,905	$58,199
Excise tax expense	$—	$—	$15	$—
Interest and Other Financing Expenses
Interest and other financing expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs, were $29,118 and $17,353 for the three months ended June 30, 2024 and 2023, respectively. The increase was primarily due to higher average borrowings outstanding, increased reference rates and higher cost of unsecured debt issued. The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the three months ended June 30, 2024 and 2023 were 8.68% and 7.72%, respectively.
Interest and other financing expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs, were $55,341 and $31,011 for the six months ended June 30, 2024 and 2023, respectively. The increase was primarily due to higher average borrowings outstanding, increased reference rates and higher cost of unsecured debt issued. The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the six months ended June 30, 2024 and June 30, 2023 was 8.75% and 7.17%, respectively.

Base Management Fee
The base management fees were $9,045 and $4,741 for the three months ended June 30, 2024 and 2023 and $16,942 and $8,964 for the six months ended June 30, 2024 and 2023, respectively. The increase was primarily due to an increase in capital contributions. For more information on base management fee, including terms thereof, for further details, see Note 3 “Related Party Transactions” to our consolidated financial statements included in this Report.
Incentive Fees
The income-based incentive fees net of waiver were $6,543 and $5,166 for the three months ended June 30, 2024 and 2023 and $15,354 and $9,950 for the six months ended June 30, 2024 and 2023, respectively. The increase was primarily due to an increase in pre-incentive fee net investment income. For more information on incentive fee, including terms thereof, for further details, see Note 3 “Related Party Transactions” to our consolidated financial statements included in this Report.
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

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	$(685)	$—	$(3,773)	$42
Foreign currency and other transactions	(15)	—	(14)	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	3,553	12,019	4,369	20,219
Translation of assets and liabilities in foreign currencies	9	—	(37)	—
Net realized and unrealized gain (loss)	$2,862	$12,019	$545	$20,261
For the three and six months ended June 30, 2024, net realized losses on our investments was $685 and $3,773, which was primarily due to the restructuring of four portfolio companies.
For the three and six months ended June 30, 2024, net change in unrealized appreciation on our investments of $3,553 and $4,369, was primarily the result of the changes in spreads in the primary and secondary markets.
For the three and six months ended June 30, 2023, net change in unrealized appreciation on our investments of $12,019 and $20,219, was primarily the result of the changes in spreads in the primary and secondary markets.
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
As of June 30, 2024, we had approximately $151.0 million of unrestricted cash and cash equivalents, which taken together with our approximately $804.9 million, $536.8 million and $176.3 million of availability under the ING Facility, Wells Funding Facility and CBNA Funding Facility (subject to borrowing base availability) (each as defined in Note 6. “Debt” in the notes to the accompanying consolidated financial statements), respectively, we expect to be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of June 30, 2024, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments of $980.9 million.

Unregistered Sales of Equity Securities
For the six months ended June 30, 2024 and 2023, total Units issued and proceeds received were as follows:

Unit Issuance Date	Units Issued	Proceeds Received
For the Six Months Ended June 30, 2024
January 01, 2024	7,646,273	$146,120
February 01, 2024	6,231,714	119,088
March 01, 2024	6,662,271	127,383
April 01, 2024	5,566,519	106,042
May 01, 2024	7,767,198	147,888
June 01, 2024	3,628,420	69,375
Total	37,502,395	$715,896
For the Six Months Ended June 30, 2023
January 01, 2023	1,953,945	$36,304
February 01, 2023	1,882,119	35,478
March 01, 2023	3,239,025	61,347
April 01, 2023	2,999,635	56,123
May 01, 2023	4,318,642	81,277
June 01, 2023	5,260,930	98,327
Total	19,654,296	$368,856
The following table summarizes the Company’s distributions declared and payable for the six months ended June 30, 2024 and 2023:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
For the Six Months Ended June 30, 2024
January 29, 2024	January 31, 2024	February 05, 2024	0.1513	$19,487
February 27, 2024	February 29, 2024	March 05, 2024	0.1512	20,505
March 26, 2024	March 31, 2024	April 04, 2024	0.1513	21,619
April 25, 2024	April 30, 2024	May 03, 2024	0.1508	22,258
May 28, 2024	May 31, 2024	June 05, 2024	0.1508	23,532
June 25, 2024	June 28, 2024	July 03, 2024	0.1514	24,285
Total Distributions			$0.9068	$131,686
For the Six Months Ended June 30, 2023
January 30, 2023	January 31, 2023	February 03, 2023	$0.1432	$10,073
February 28, 2023	February 28, 2023	March 03, 2023	0.1454	10,544
March 28, 2023	March 31, 2023	April 05, 2023	0.1460	11,104
April 26, 2023	April 30, 2023	May 03, 2023	0.1443	11,110
May 30, 2023	May 31, 2023	June 05, 2023	0.1450	11,970
June 27, 2023	June 30, 2023	July 06, 2023	0.1441	12,703
Total Distributions			$0.8680	$67,504
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
The following table summarizes the amounts received and Units issued to unitholders who have participated in the DRIP during for the six months ended June 30, 2024 and 2023:

Payment Date	DRIP Units Issued	DRIP Units Value
For the Six Months Ended June 30, 2024
January 04, 2024	539,376	$10,307
February 05, 2024	583,174	11,144
March 05, 2024	613,350	11,728
April 04, 2024	649,347	12,370
May 03, 2024	681,693	12,979
June 05, 2024	723,162	13,827
Total	3,790,102	$72,355
For the Six Months Ended June 30, 2023
January 04, 2023	286,606	$5,325
February 03, 2023	288,686	5,442
March 03, 2023	298,750	5,658
April 05, 2023	310,339	5,807
May 03, 2023	320,084	6,024
June 05, 2023	343,881	6,427
Total	1,848,346	$34,683

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
The following table further summarizes the unit repurchases completed for the three months ended June 30, 2024 and 2023:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
For the Six Months Ended June 30, 2024
March 05, 2024	5.00%	$19.05	3/31/2024	$28,707	1,506,944	1.25%	—
June 08, 2024	5.00%	$19.07	6/30/2024	$52,219	2,738,253	1.94%	—
Total				$80,925	4,245,197
For the Six Months Ended June 30, 2023
March 14, 2023	5.00%	$18.71	3/31/2023	27,162	1,451,713	2.13%	—
June 02, 2023	5.00%	$18.85	6/30/2023	31,798	1,686,901	2.26%	—
Total				$58,960	3,138,614
(1)    Percentage is based on total units as of the close of the previous calendar quarter.
(2)    All repurchase requests were satisfied in full.
Debt

Our outstanding debt obligations were as follows:

	June 30, 2024			December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
ING Facility(1)	$925,000	$120,067	$804,933	$925,000	$6,168	$918,832
Wells Funding Facility	750,000	213,250	536,750	750,000	—	750,000
CBNA Funding Facility	235,000	58,750	176,250	235,000	25,500	209,500
Series A 2026 Notes(2)	204,000	204,000	—	204,000	204,000	—
Series A 2028 Notes(2)	146,000	146,000	—	146,000	146,000	—
Series B 2026 Notes(3)	107,000	107,000	—	107,000	107,000	—
Series B 2028 Notes(3)	128,000	128,000	—	128,000	128,000	—
Series C 2027 Notes(4)	136,500	136,500	—	136,500	136,500	—
Series C 2029 Notes(4)	163,500	163,500	—	163,500	163,500	—
Total	$2,795,000	$1,277,067	$1,517,933	$2,795,000	$916,668	$1,878,332
(1)    Under the ING Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of June 30, 2024, the Company had borrowings denominated in Euros (EUR) of 5,618. As of December 31, 2023, the Company had borrowings denominated in Euros (EUR) of 5,618. As of June 30, 2024, the Company had borrowings denominated in Canadian (CAD) of 2,800. As of December 31, 2023, the Company had no borrowings denominated in Canadian dollars (CAD).
(2)    The carrying value of the Company’s Series A 2026 Notes and Series A 2028 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $1,259 and $1,173, respectively as of June 30, 2024 and $1,619 and $1,327, respectively as of December 31, 2023.
(3)    The carrying value of the Company’s Series B 2026 Notes and Series B 2028 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $857 and $1,196, respectively, as of June 30, 2024 and $1,059 and $1,341, respectively as of December 31, 2023.
(4)    The carrying value of the Company’s Series C 2027 Notes and Series C 2029 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $1,215 and $1,577, respectively as of June 30, 2024 and $1,372 and $1,661, respectively as of December 31, 2023.
For further details, see Note 6 “Debt” to our consolidated financial statements included in this Report.
RECENT DEVELOPMENTS
July Issuances and Distribution Declarations
Pursuant to our continuous private offering, we issued approximately 2,486,538 Units for an aggregate offering price of $47.4 million effective July 1, 2024.
On July 25, 2024, we declared a distribution to unitholders of record in the amount of $0.1510 per unit and payable on August 5, 2024 to unitholders of record as of July 31, 2024.
August Issuances
Pursuant to our continuous private offering, we held a close relating to the sale of our Units for an aggregate offering price of $41.6 million effective August 1, 2024.

SLIC Merger

On July 15, 2024, we completed our acquisition of SLIC, pursuant to the Merger Agreement. Pursuant to the Merger Agreement, Merger Sub was first merged with and into SLIC, with SLIC as the surviving company (the “Initial Merger”), and, immediately following the Initial Merger, SLIC was then merged with and into us, with us as the surviving company. As a result of, and as of the effective time of, the Merger, SLIC’s separate existence ceased.

In accordance with the terms of the Merger Agreement, at the effective time of the Merger, each share of common stock, $0.001 par value per share, of SLIC (“SLIC Common Stock”) issued and outstanding immediately prior to the effective time, except for shares owned by SLIC, us or any of their or our respective consolidated subsidiaries, was converted into the right to receive an amount in cash equal to $20.59 per share, and SLIC was then merged with and into the Company for no consideration.

As a result of the Merger, we paid approximately $561.7 million for the SLIC Common Stock, inclusive of transaction related expenses, pursuant to the terms of the Merger Agreement and for shares of SLIC common stock acquired by the Company pursuant to that certain Securities Purchase Agreement, dated as of May 24, 2024, by and between the Company and an investor in SLIC.

ING Credit Facility Amendment

On July 15, 2024, we entered into an amendment (the “Fifth Amendment”) to that certain Senior Secured Revolving Credit Agreement, dated as of February 1, 2022 (as amended, the “ING Facility”), by and among us, as the borrower, the lenders and issuing banks from time to time party thereto, and ING Capital LLC, as administrative agent (in such capacity, the “Administrative Agent”). The Fifth Amendment, among other things, (i) increased the aggregate amount of commitments from $925 million to $1,350 million, (ii) modified the applicable margin that applies to “alternate base rate” loans to 0.875% from 0.75% or 0.875%, depending on borrowing base conditions, and modified the applicable margin that applies to SOFR rate loans to 1.875% from 1.75% or 1.875%, depending on borrowing base conditions, (iii) extended the commitment termination date to July 15, 2028 and extended the final maturity date to July 15, 2029, (iv) modified certain debt and financial covenants, and (v) provided for certain payment of an annualized fee on the increase in commitments and extension of the reinvestment period. The other material terms of the ING Facility remain unchanged. Borrowings under the ING Facility are subject to various covenants under the related agreements as well as the leverage restrictions contained in the Investment Company Act of 1940, as amended.

CBNA Facility Amendment

On July 10, 2024, PIF Financing II SPV LLC (“Financing II SPV”), a Delaware limited liability company and our wholly owned subsidiary, entered into an amendment (the “CBNA Facility Amendment”) to that certain Loan and Security Agreement, dated as of September 12, 2023 (as amended and together with the various supporting documentation, the “CBNA Funding Facility”), by and among Financing II SPV, as the borrower, Citizens Bank, N.A. (“CBNA”), as the facility agent, the lenders party thereto (collectively, the “Lenders”), the Company, as the servicer, equityholder and transferor, and State Street Bank and Trust Company, as collateral agent, account bank and collateral custodian. The CBNA Facility Amendment, among other things, (i) increased the borrowing capacity under the CBNA Funding Facility from $235 million to $375 million, (ii) removed the Term SOFR adjustment of 0.1% on borrowings, (iii) decreased the facility margin from 2.75% to 2.25%, (iv) extended the reinvestment period and maturity date to July 10, 2027 and July 10, 2029, respectively and (v) provided for certain payment of an annualized fee on the increase in commitments and extension of the reinvestment period. The other material terms of the CBNA Funding Facility remain unchanged. Borrowings under the CBNA Funding Facility are subject to various covenants under the related agreements as well as the leverage restrictions contained in the 1940 Act.
Wells Credit Facility Amendment

On July 12, 2024, PIF Financing SPV LLC (“PIF LLC”), a Delaware limited liability company and our wholly owned subsidiary, entered into an amendment (the “Third Wells Facility Amendment”) to that certain Loan and Servicing Agreement, initially dated as of June 29, 2022 (as amended, the “Wells Funding Facility”), by and among PIF LLC, as the borrower, the Company, as the equityholder and servicer, State Street Bank and Trust Company, as collateral agent and as collateral custodian, Wells Fargo Bank, National Association, as administrative agent and swingline lender, and each of the conduit lenders, institutional lenders, and lender agents from time to time party thereto. The Third Wells Facility Amendment, among other things, (i) increases the maximum borrowing capacity under the Wells Funding Facility up to $900 million, (ii) extends the reinvestment period to July 12, 2027 and maturity date to July 12, 2029, (iii) adds Australian Dollars as an eligible currency, (iv) adds a swingline facility in an amount of up to $75 million, (v) decreases the facility margin from 2.75% to 2.25% and (vi) provided for certain payment of an annualized fee on the increase in commitments and extension of the reinvestment period. The other material terms of the Wells Funding Facility remain unchanged. Borrowings under the Wells Funding Facility are subject to various covenants under the related agreements as well as the leverage restrictions contained in the 1940 Act.

Amendment to JPM Credit Facility

On July 15, 2024, following the consummation of the Merger and us becoming party to and assuming SLIC’s obligations under the Amended and Restated Loan and Security Agreement, initially dated as of November 24, 2021 (as amended, the “JPM Facility”), among SLIC Financing SPV LLC, as borrower and, as of the consummation of the Merger, our wholly-owned subsidiary (“SLIC Financing SPV”), us, as successor by merger to SLIC, as parent and servicer and a pledgor, U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary, JP Morgan Chase Bank, N.A., as administrative agent (“JPM”), the lenders party thereto, and the issuing banks party thereto, SLIC Financing SPV entered into an amendment (the “JPM Facility Amendment”). The JPM Facility Amendment, among other things, (i) extends the reinvestment period to July 15, 2027, (ii) extends the scheduled termination date to July 15, 2029, (iii) increases the maximum borrowing capacity from $900 million to $1.2 billion, (iv) decreases of the applicable margin for each applicable reference rate from 2.475% to 2.25% (plus any applicable spread adjustment), (v) adds Australian Dollars as an eligible currency and (vi) provided for certain payment of an annualized fee on the increase in commitments and extension of the reinvestment period. The other material terms of the JPM Facility remain unchanged. Borrowings under the JPM Facility are subject to various covenants under the related agreements as well as the leverage restrictions contained in the 1940 Act.

Series D Notes

On August 5, 2024, we entered into the Second Supplement, dated as of August 5, 2024 (the “Second Supplement”), to the Master Note Purchase Agreement dated as of August 10, 2023 (as supplemented by the First Supplement and the Second Supplement, the “Note Purchase Agreement”) governing the issuance of $100.0 million in aggregate principal amount of Series D Senior Notes, Tranche A, due August 5, 2027 (the “Series D 2027 Notes”) and the issuance of $200.0 million in aggregate principal amount of Series D Senior Notes, Tranche B, due August 5, 2029 (the “Series D 2029 Notes” and, together with the Series D 2027 Notes, collectively, the “Series D Notes”) to certain qualified institutional investors in a private placement. The Series D Notes were delivered and paid for on August 5, 2024, subject to certain customary closing conditions.

The Series D 2027 Notes have a fixed interest rate of 6.84% per year and the Series D 2029 Notes have a fixed interest rate of 6.91% per year, subject to a step up to the extent a Below Investment Grade Event (as defined in the Note Purchase Agreement) or a Secured Debt Ratio Event (as defined in the Note Purchase Agreement) occurs. The Series D 2027 Notes will mature on August 5, 2027 and the Series D 2029 Notes will mature on August 5, 2029, unless redeemed, purchased or prepaid prior to such date by us in accordance with the terms of the Note Purchase Agreement. Interest on the Series D Notes will be due semiannually in March and September of each year, beginning in September 2024. In addition, we are obligated to offer to repay the Series D Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the Note Purchase Agreement, we may redeem the Series D Notes in whole or in part at any time or from time to time at our option at par plus accrued interest to the prepayment date and, if the Series D 2027 Notes are redeemed on or before May 5, 2027 or the Series D 2029 Notes are redeemed on or before May 5, 2029, a make-whole premium.

The Series D Notes were offered in reliance on Section 4(a)(2) of the Securities Act. The Series D Notes have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable.

In connection with the Series D 2027 Notes and Series D 2029 Notes, we entered into interest rate swaps to more closely align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the Tranche A Notes, we receive a fixed interest rate of 6.84% per annum and pays a floating interest rate of SOFR + 3.107% per annum on $100 million of the Series D 2027 Notes. Under the interest rate swap agreement related to the Series D 2029 Notes, the Company receives a fixed interest rate of 6.91% per annum and pays a floating interest rate of SOFR + 3.285% per annum on $200 million of the Series D 2029 Notes. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates including those relating to the valuation of our investment portfolio, should be read in connection with our consolidated financial statements in Part I, Item 1 of this Report, including Note 2 “Significant Accounting Policies.”

We consider the most significant accounting policies to be those related to our Investments, Revenue Recognition, Deferred Financing Costs and Debt Issuance Costs and Income Taxes. The valuation of investments is our most significant critical estimate. The most significant input is the discount rate used in yield analysis that is based on comparable market yields. Significant increases in the discount rates in isolation would result in a significantly lower fair value measurement. For a further discussion and disclosure of key inputs and considerations related to this estimate, refer to "Note 5—Fair Value Measurements" included in the notes to the consolidated financial statements.

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
As of June 30, 2024, approximately 99.9% of our debt investments were at floating rates. Based on our Consolidated Statements of Financial Condition as of June 30, 2024, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of June 30, 2024) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense(1)	Income
Up 300 basis points	$126,847	$(38,312)	$88,535
Up 200 basis points	$84,564	$(25,541)	$59,023
Up 100 basis points	$42,282	$(12,771)	$29,511
Up 25 basis points	$10,571	$(3,193)	$7,378
Down 25 basis points	$(10,571)	$3,193	$(7,378)
Down 100 basis points	$(42,282)	$12,771	$(29,511)
Down 200 basis points	$(84,564)	$25,541	$(59,023)
Down 300 basis points	$(126,847)	$38,312	$(88,535)
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of June 30, 2024 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred for the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
Refer to “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 8. Members’ Capital” in this Report, the Form 10-K and our Current Report on Form 8-K filed on April 30, 2024, May 28, 2024 and June 28, 2024, for the issuance of our Class S Units for the three months ended June 30, 2024. Such issuances were part of our continuous private offering and were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.
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
On May 8, 2024, we announced a quarterly tender offer that commenced on May 9, 2024 and ended at 12:01 a.m., Eastern Time, on June 8, 2024 (the “Offer”). Because there is no secondary trading market for our Units, our Board of Directors determined, after consideration of various matters, that the Offer was in the best interests of unitholders in order to provide liquidity for our unitholders. Approximately 2,738,253 of our Units were validly tendered and not withdrawn prior to the expiration of the Offer. The Units were repurchased at a price of $19.07 per Unit, which represents the net asset value per Unit as of June 30, 2024. The payment of the purchase price of the Units tendered was promptly made in cash issued to the unitholders whose tenders were accepted for purchase by us in accordance with the terms of the Offer.
Item 3: Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits and Financial Statement Schedules
(a) Exhibits
The following exhibits are filed as part of this Report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
2.1	Agreement and Plan of Merger, by and among North Haven Private Income Fund LLC, SL Investment Corp., Cobalt Merger Sub Inc. and MS Capital Partners Adviser Inc., dated as of May 28, 2024.(1)
2.2****	Securities Purchase Agreement, by and among [***], North Haven Private Income Fund LLC and, solely for purposes of section 9 thereof, SL Investment Corp., dated as of May 24, 2024.(1)
10.1*
Amendment No. 4 to Senior Secured Revolving Credit Agreement, dated as of June 25, 2024 with the North Haven Private Income Fund LLC, as a borrower, ING Capital LLC, as administrative agent, ING Capital LLC and Truist Securities, Inc. as joint book runners and ING Capital LLC, MUFG Bank, Ltd., Sumitomo Mitsui Banking Corporation and Truist Securities, Inc. as joint lead arrangers.

10.2
Amendment No. 5 to Senior Secured Revolving Credit Agreement, dated as of July 15, 2024 with the North Haven Private Income Fund LLC, as a borrower, ING Capital LLC, as administrative agent, ING Capital LLC and Truist Securities, Inc. as joint book runners and ING Capital LLC, MUFG Bank, Ltd., Sumitomo Mitsui Banking Corporation and Truist Securities, Inc. as joint lead arrangers.(2)

10.3***
Amendment No. 1 to Loan and Security Agreement, dated as of July 10, 2024, by and among PIF Financing II SPV LLC, as borrower, North Haven Private Income Fund LLC, as servicer and equityholder, Citizens Bank, N.A., as facility agent, the Lenders party thereto, and State Street Bank and Trust Company, as collateral agent.(3)

10.4***
Third Amendment to Loan and Servicing Agreement, dated as of July 12, 2024, by and among by and among PIF Financing SPV LLC, as borrower, the conduit lenders and institutional lenders from time to time party thereto, as lenders, the lender agents from time to time party thereto, as lender agents, Wells Fargo Bank, National Association, as administrative agent, and North Haven Private Income Fund LLC, as equityholder and servicer.(3)

10.5
Amended and Restated Loan and Security Agreement, dated as of June 3, 2021, incorporating Amendments No. 1-3, among SLIC Financing SPV LLC, SL Investment Corp., SL Investment Feeder Fund L.P., SL Investment Feeder Fund GP Ltd., U.S. Bank National Association, as collateral agent, as collateral administrator and as securities intermediary, JPMorgan Chase Bank, National Association and the lenders party thereto.(4)

10.6
Amendment No. 4 to Amended and Restated Loan and Security Agreement, dated as of March 31, 2023, by and among SLIC Financing SPV LLC, as the borrower, SL Investment Corp., as the parent and servicer, SL Investment Feeder Fund L.P. and SL Investment Feeder Fund GP Ltd., as pledgors, U.S. Bank National Association, as collateral agent, as collateral administrator and as securities intermediary, JPMorgan Chase Bank, National Association, as administrative agent, the lenders party thereto, and the issuing banks party thereto.(5)

10.7*
Amendment No. 5 to Amended and Restated Loan and Security Agreement, dated as of June 26, 2024, by and among SLIC Financing SPV LLC, as the borrower, SL Investment Corp., as the parent and servicer, SL Investment Feeder Fund L.P. and SL Investment Feeder Fund GP Ltd., as pledgors, U.S. Bank National Association, as collateral agent, as collateral administrator and as securities intermediary, JPMorgan Chase Bank, National Association, as administrative agent, the lenders party thereto, and the issuing banks party thereto.

10.8	Second Supplement to Note Purchase Agreement by and between North Haven Private Income Fund LLC and the purchasers party thereto, dated August 5, 2024.
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith
***
Exhibits and schedules to this Exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

****
Portions of this exhibit, marked by brackets, have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K under the Securities Act of 1933, as amended, because they (i) are not material and (ii) are of the type that the Company treats as private or confidential. The Company undertakes to promptly provide an unredacted copy of this exhibit on a supplemental basis, if requested by the Securities and Exchange Commission or its staff.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on May 28, 2024 (File No. 814-01489).
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on July 17, 2024 (File No. 814-01489).
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on July 15, 2024 (File No. 814-01489).
(4)	Incorporated by reference to SL Investment Corp.’s Quarterly Report on Form 10-Q, filed by SL Investment Corp. on August 10, 2022 (File No. 814-01366).
(5)	Incorporated by reference to SL Investment Corp.’s Current Report on Form 8-K, filed by SL Investment Corp. on April 4, 2023 (File No. 814-01366).
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the company on August 6, 2024 (File No. 814-01489).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

North Haven Private Income Fund LLC
Dated: August 12, 2024	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (Principal Executive Officer)

Dated: August 12, 2024	By:	/s/ David Pessah
David Pessah Chief Financial Officer (Principal Financial Officer)