Form 10-Q
period 2024-09-30
North Haven Private Income Fund LLC
filed 2024-11-12
CIK 1851322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of the registrant’s Class S Units outstanding at November 12, 2024 was 168,488,348.

North Haven Private Income Fund LLC
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024
SIGNATURES

North Haven Private Income Fund LLC
Consolidated Statements of Financial Condition
(In thousands, except unit and per unit amounts)

	As of
	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $5,721,153 and $3,227,449)	$5,698,660	$3,195,486
Cash and cash equivalents (restricted cash of $2,000 and $740)	209,713	222,244
Deferred financing costs	36,947	12,356
Interest and dividend receivable from non-controlled/non-affiliated investments	46,616	23,634
Receivable for investments sold	6,852	284
Prepaid expenses and other assets	18,586	8,078
Total assets	6,017,374	3,462,082

Liabilities
Debt (net of unamortized debt issuance costs of $9,933 and $8,379)	2,699,454	914,829
Payable for investments purchased	4,705	24
Payable to affiliates (Note 3)	652	3,750
Distributions payable	25,095	18,455
Management fees payable	9,677	6,529
Subscriptions received in advance (Note 8)	45,146	146,120
Payable for units repurchased (Note 8)	37,636	27,596
Income based incentive fee payable	12,045	7,833
Interest and financing costs payable	28,720	26,144
Accrued expenses and other liabilities	13,909	6,372
Total liabilities	2,877,039	1,157,652

Commitments and contingencies (Note 7)

Members' Capital
Common units, par value $0.001 per unit (165,318,487 and 120,613,447 units issued and outstanding)	165	121
Paid-in capital in excess of par value	3,184,371	2,331,297
Total distributable earnings (loss)	(44,201)	(26,988)
Total members' capital	$3,140,335	$2,304,430
Total liabilities and members' capital	$6,017,374	$3,462,082
Net asset value per unit	$19.00	$19.11

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund LLC
Consolidated Statements of Operations (Unaudited)
(In thousands, except unit and per unit amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$155,496	$78,643	$369,781	$197,693
Payment-in-kind	3,259	1,585	8,672	2,692
Dividend income	1,396	1,129	3,482	2,767
Other income	4,065	2,472	9,302	5,535
Total investment income	164,216	83,829	391,237	208,687
Expenses:
Interest expense and other financing expenses	55,271	21,604	110,611	52,615
Management fees	9,677	5,554	26,620	14,519
Income based incentive fees	12,045	6,999	31,000	17,373
Professional fees	2,671	720	5,641	2,656
Offering costs	—	—	—	18
Directors' fees	103	100	310	265
Administrative service fees	57	41	109	84
Servicing fees	6,581	3,777	18,101	9,873
General and other expenses	77	—	195	15
Total expenses	86,482	38,795	192,587	97,418
Expense support (Note 3)	(1,100)	—	(2,700)	—
Recoupment of expense support (Note 3)	400	—	400	—
Income based incentive fees waiver (Note 3)	—	—	(3,600)	(424)
Net expenses	85,782	38,795	186,687	96,994
Net investment income before taxes	78,434	45,034	204,550	111,693
Excise tax expense	—	—	15	—
Net investment income after taxes	78,434	45,034	204,535	111,693
Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	(21,608)	31	(25,381)	73
Foreign currency and other transactions	3	2	(11)	2
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	5,005	19,488	9,374	39,707
Translation of assets and liabilities in foreign currencies	20	(9)	(17)	(9)
Net realized and unrealized gain (loss)	$(16,580)	$19,512	$(16,035)	$39,773
Net increase (decrease) in members' capital resulting from operations	$61,854	$64,546	$188,500	$151,466

Net investment income (loss) per unit (basic and diluted)	$0.48	$0.47	$1.35	$1.33
Earnings (loss) per unit (basic and diluted)	$0.38	$0.68	$1.24	$1.81
Weighted average units outstanding:	163,841,380	95,539,865	151,422,460	83,850,367
The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund LLC
Consolidated Statements of Changes in Members’ Capital (Unaudited)
(In thousands, except unit and per unit amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Members' Capital at beginning of period:	$3,006,715	$1,630,208	$2,304,430	$1,266,213
Increase (decrease) in members’ capital resulting from operations:
Net investment income (loss)	78,434	45,034	204,535	111,693
Net realized gain (loss)	(21,605)	33	(25,392)	75
Net change in unrealized appreciation (depreciation)	5,025	19,479	9,357	39,698
Net increase (decrease) in members’ capital resulting from operations	61,854	64,546	188,500	151,466
Distributions to Unitholders from:
Distributable earnings	(74,027)	(42,706)	(205,713)	(110,210)
Capital transactions:
Issuance of Units	140,437	248,794	856,333	617,650
Reinvestment of distributions	42,992	21,645	115,347	56,328
Repurchased Units	(37,636)	(24,218)	(118,562)	(83,178)
Net increase in members' capital resulting from capital transactions	145,793	246,221	853,118	590,800
Total increase (decrease) in members' capital	133,620	268,061	835,905	632,056
Members' capital at end of period	$3,140,335	$1,898,269	$3,140,335	$1,898,269
Distributions per unit	$0.45	$0.44	$1.36	$1.31

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund LLC
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Cash flows from operating activities:
Net increase (decrease) in members' capital resulting from operations	$188,500	$151,466
Adjustments to reconcile net increase (decrease) in members' capital resulting from operations to net cash provided by (used in) operating activities
Net change in unrealized (appreciation) depreciation on investments	(9,374)	(39,707)
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	17	9
Net unrealized (appreciation) depreciation on interest rate swap attributed to unsecured notes	542	—
Net realized (gain) loss on investments	25,381	(73)
Net realized (gain) loss on foreign currency and other transactions	11	(2)
Net accretion of discount and amortization of premium on investments	(15,269)	(5,747)
Payment-in-kind interest and dividend capitalized	(12,420)	(4,762)
Amortization of deferred financing costs	3,533	1,889
Amortization of debt issuance costs on unsecured notes	2,044	676
Amortization of deferred offering costs	—	18
Purchases of investments and change in payable for investments purchased	(2,203,258)	(983,617)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	811,357	196,131
Acquisition of SLIC, net of cash acquired (1)	(519,666)	—
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	(22,982)	(4,311)
(Increase) decrease in prepaid expenses and other assets	12,046	(15,976)
(Decrease) increase in payable to affiliates	(3,098)	(529)
(Decrease) increase in management fees payable	2,738	1,721
(Decrease) increase in incentive fees payable	4,212	5,596
(Decrease) increase in interest payable	2,576	11,291
(Decrease) increase in accrued expenses and other liabilities	(8,857)	508
Net cash provided by (used in) operating activities	(1,741,967)	(685,419)
Cash flows from financing activities:
Borrowings on debt	$2,107,051	$1,593,000
Repayments on debt	(887,500)	(1,305,000)
Deferred financing costs paid	(28,124)	(7,097)
Debt issuance costs paid	(3,598)	(6,268)
Distributions paid	(105,231)	(48,515)
Proceeds from issuance of Units	710,213	581,346
Subscriptions received in advance	45,146	103,460
Repurchases of Units	(108,521)	(79,188)
Net cash provided by (used in) financing activities	1,729,436	831,738
Net increase (decrease) in cash, cash equivalents and restricted cash	(12,531)	146,319
Effect of foreign exchange rate changes on cash	—	(7)
Cash, cash equivalents and restricted cash, at beginning of period	222,244	75,378
Cash, cash equivalents and restricted cash, at end of period	$209,713	$221,690

North Haven Private Income Fund LLC
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

Supplemental information and non-cash activities:
Excise tax paid	$114	$170
Interest expense paid	$99,086	$38,758
Distribution reinvestment paid	$115,347	$56,328
Accrued but unpaid distributions	$25,095	$15,181
Accrued but unpaid deferred financing costs	$—	$61
Accrued but unpaid repurchases of Units	$37,636	$24,218
Non-cash purchases of investments	$(26,872)	$—
Non-cash sales of investments	$26,872	$—
Debt assumed from SLIC Acquisition (1)	$558,073	$—

(1) On July 15, 2024, in connection with the acquisition of SL Investment Corporation, the Company acquired total assets of $1,158,037, inclusive of $1,101,382 of investments, $41,990 of cash and cash equivalents and $14,665 of other assets, net of $596,381 of assumed liabilities, inclusive of $558,073 debt assumed. See Note 11 “SLIC Acquisition.”

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Debt Investments
Aerospace & Defense
Dynasty Acquisition Co., Inc.		First Lien Debt	S +	3.50%	8.35%	8/24/2028	4,975	$4,995	$4,976	0.16%
Jonathan Acquisition Company	(6) (10)	First Lien Debt	S +	5.00%	9.70%	12/22/2026	13,415	13,356	13,381	0.43
Jonathan Acquisition Company	(6) (10) (18)	First Lien Debt	S +	5.00%	9.70%	12/22/2025	343	338	343	0.01
Mantech International CP	(6) (7) (11)	First Lien Debt	S +	5.00%	10.25%	9/14/2029	33,576	33,228	33,576	1.07
Mantech International CP	(6) (11) (18)	First Lien Debt	S +	5.00%	10.25%	9/14/2029	—	(24)	—	—
Mantech International CP	(6) (11) (18)	First Lien Debt	S +	5.00%	10.25%	9/14/2028	—	(42)	—	—
PCX Holding Corp.	(6) (7) (10)	First Lien Debt	S +	6.25%	11.00%	4/22/2027	7,675	7,155	7,127	0.23
PCX Holding Corp.	(6) (7) (10)	First Lien Debt	S +	6.25%	11.00%	4/22/2027	7,729	7,207	7,177	0.23
PCX Holding Corp.	(6) (10)	First Lien Debt	S +	6.25%	11.00%	4/22/2027	793	740	737	0.02
Two Six Labs, LLC	(6) (7) (11)	First Lien Debt	S +	5.25%	9.86%	8/20/2027	24,854	24,527	24,567	0.78
Two Six Labs, LLC	(6) (11) (18)	First Lien Debt	S +	5.25%	9.86%	8/20/2027	1,806	1,749	1,727	0.05
Two Six Labs, LLC	(6) (11) (18)	First Lien Debt	S +	5.25%	9.86%	8/20/2027	—	(13)	(11)	—
								93,216	93,600	2.98
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(6) (9) (11)	First Lien Debt	S +	5.75%	10.52%	6/11/2027	52,863	52,246	52,863	1.68
RoadOne IntermodaLogistics	(6) (10)	First Lien Debt	S +	6.25%	11.10%	12/29/2028	1,272	1,244	1,244	0.04
RoadOne IntermodaLogistics	(6) (10)	First Lien Debt	S +	6.25%	11.10%	12/29/2028	117	114	114	—
RoadOne IntermodaLogistics	(6) (10) (18)	First Lien Debt	S +	6.25%	11.10%	12/29/2028	16	10	10	—
								53,614	54,231	1.73
Automobile Components
Continental Battery Company	(6) (7) (8) (10) (14)	First Lien Debt	S +	7.00% (incl. 4.08% PIK)	11.75%	1/20/2027	12,812	11,476	9,565	0.30
Randy's Holdings, Inc.	(6) (7) (8) (10)	First Lien Debt	S +	6.25%	11.56%	11/1/2028	13,593	13,342	13,582	0.43
Randy's Holdings, Inc.	(6) (10) (18)	First Lien Debt	S +	6.25%	11.56%	11/1/2028	1,270	1,216	1,266	0.04
Randy's Holdings, Inc.	(6) (10) (18)	First Lien Debt	S +	6.25%	11.56%	11/1/2028	426	395	425	0.01
Sonny's Enterprises, LLC	(6) (8) (10)	First Lien Debt	S +	5.25%	10.53%	8/5/2028	52,896	52,313	52,569	1.67
Sonny's Enterprises, LLC	(6) (10) (18)	First Lien Debt	S +	5.25%	10.53%	8/5/2028	6,033	5,908	5,977	0.19
Sonny's Enterprises, LLC	(6) (10) (18)	First Lien Debt	S +	5.25%	10.53%	8/5/2027	—	(89)	(34)	—
Spectrum Automotive Holdings Corp.	(6) (7) (11)	First Lien Debt	S +	5.25%	9.85%	6/29/2028	9,956	9,875	9,836	0.31
Spectrum Automotive Holdings Corp.	(6) (11) (18)	First Lien Debt	S +	5.25%	9.85%	6/29/2028	2,754	2,725	2,715	0.09
Spectrum Automotive Holdings Corp.	(6) (11) (18)	First Lien Debt	S +	5.25%	9.85%	6/29/2027	—	(3)	(5)	—
Wheel Pros, LLC	(11) (17)	First Lien Debt	S +	4.50%	10.04%	5/11/2028	2,438	2,440	1,255	0.04
								99,598	97,151	3.09

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Automobiles
ARI Network Services, Inc.	(6) (7) (11)	First Lien Debt	S +	5.00%	9.85%	8/28/2026	24,010	$23,863	$23,886	0.76%
ARI Network Services, Inc.	(6) (7) (11)	First Lien Debt	S +	5.00%	9.85%	8/28/2026	1,528	1,528	1,522	0.05
ARI Network Services, Inc.	(6) (11) (18)	First Lien Debt	S +	5.00%	9.85%	8/28/2026	774	770	766	0.02
COP Collisionright Parent, LLC	(6) (9) (10)	First Lien Debt	S +	5.50%	10.75%	1/29/2030	31,083	30,516	30,626	0.98
COP Collisionright Parent, LLC	(6) (10) (18)	First Lien Debt	S +	5.50%	10.75%	1/29/2030	5,678	5,493	5,412	0.17
COP Collisionright Parent, LLC	(6) (10) (18)	First Lien Debt	S +	5.50%	10.75%	1/29/2030	752	662	678	0.02
Drivecentric Holdings, LLC	(6) (7) (11)	First Lien Debt	S +	4.75%	9.87%	8/15/2031	30,441	30,141	30,141	0.96
Drivecentric Holdings, LLC	(6) (11) (18)	First Lien Debt	S +	4.75%	9.87%	8/15/2031	—	(40)	(40)	—
LeadVenture, Inc.	(6) (11) (18)	First Lien Debt	S +	5.00%	9.85%	8/28/2026	979	963	963	0.03
MajorDrive Holdings IV, LLC	(12)	First Lien Debt	S +	4.00%	8.87%	6/1/2028	2,977	2,980	2,982	0.09
Turbo Buyer, Inc.	(6) (7) (10)	First Lien Debt	S +	6.00%	10.75%	12/2/2025	15,972	15,330	15,275	0.49
Turbo Buyer, Inc.	(6) (10)	First Lien Debt	S +	6.00%	10.75%	12/2/2025	2,444	2,374	2,337	0.07
Vehlo Purchaser, LLC	(6) (7) (11)	First Lien Debt	S +	5.25%	10.49%	5/24/2028	8,470	8,394	8,400	0.27
Vehlo Purchaser, LLC	(6) (11) (18)	First Lien Debt	S +	5.25%	10.49%	5/24/2028	2,056	1,808	1,692	0.05
Vehlo Purchaser, LLC	(6) (11) (18)	First Lien Debt	S +	5.25%	10.49%	5/24/2028	41	37	38	—
								124,819	124,678	3.97
Beverages
Triton Water Holdings, Inc.	(12)	First Lien Debt	S +	3.25%	8.12%	3/31/2028	4,862	4,847	4,851	0.15
Biotechnology
GraphPad Software, LLC	(6) (8) (11)	First Lien Debt	S +	4.75%	9.35%	6/30/2031	37,651	37,468	37,651	1.20
GraphPad Software, LLC	(6) (11) (18)	First Lien Debt	S +	4.75%	9.35%	6/30/2031	1,117	1,063	1,117	0.04
GraphPad Software, LLC	(6) (11) (18)	First Lien Debt	S +	4.75%	9.35%	6/30/2031	—	(20)	—	—
								38,511	38,768	1.23
Building Products
LHS Borrower, LLC	(12)	First Lien Debt	S +	4.75%	9.70%	2/16/2029	2,432	2,403	2,316	0.07
Project Potter Buyer, LLC	(6) (8) (10)	First Lien Debt	S +	6.00%	10.60%	4/23/2027	10,298	10,298	10,298	0.33
Project Potter Buyer, LLC	(6) (10) (18)	First Lien Debt	S +	6.00%	10.60%	4/23/2026	—	—	—	—
								12,701	12,614	0.40
Chemicals
Olympus Water US Holding Corporation	(12)	First Lien Debt	S +	3.50%	8.10%	6/20/2031	2,706	2,708	2,704	0.09
Tank Holding Corp.	(9) (11)	First Lien Debt	S +	5.75%	10.52%	3/31/2028	53,504	52,593	52,512	1.67
Tank Holding Corp.	(11) (18)	First Lien Debt	S +	5.75%	10.52%	3/31/2028	4,096	3,959	3,990	0.13
Tank Holding Corp.	(11) (18)	First Lien Debt	S +	5.75%	10.52%	3/31/2028	1,322	1,300	1,286	0.04
V Global Holdings, LLC	(6) (7) (8) (11)	First Lien Debt	S +	5.75%	10.96%	12/22/2027	15,957	15,682	14,924	0.48
V Global Holdings, LLC	(6) (11) (18)	First Lien Debt	S +	5.75%	10.96%	12/22/2025	1,703	1,678	1,559	0.05
								77,920	76,975	2.45

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Commercial Services & Supplies
365 Retail Markets, LLC	(6) (7) (10)	First Lien Debt	S +	4.75%	10.23%	12/23/2026	7,274	$7,274	$7,274	0.23%
365 Retail Markets, LLC	(6) (7) (10)	First Lien Debt	S +	4.75%	10.23%	12/23/2026	2,334	2,334	2,334	0.07
Allied Universal Holdco, LLC	(12)	First Lien Debt	S +	3.75%	8.70%	5/12/2028	6,807	6,801	6,738	0.21
Apryse Software Corp.	(6) (7) (10) (13)	First Lien Debt	S +	5.00%	10.25%	7/15/2027	13,932	13,932	13,882	0.44
Atlas Us Finco, Inc.	(6) (7) (8) (10) (13)	First Lien Debt	S +	5.75%	11.03%	12/9/2029	36,557	35,824	36,557	1.16
Atlas Us Finco, Inc.	(6) (10) (13) (18)	First Lien Debt	S +	5.75%	11.03%	12/9/2028	—	(27)	—	—
BPG Holdings IV Corp.	(6) (9) (11)	First Lien Debt	S +	6.00%	10.60%	7/29/2029	26,007	24,294	23,792	0.76
Consor Intermediate II, LLC	(6) (11)	First Lien Debt	S +	4.75%	9.35%	5/12/2031	5,827	5,772	5,777	0.18
Consor Intermediate II, LLC	(6) (11) (18)	First Lien Debt	S +	4.75%	9.35%	5/12/2031	—	(25)	(46)	—
Consor Intermediate II, LLC	(6) (11) (18)	First Lien Debt	S +	4.75%	9.35%	5/12/2031	—	(13)	(12)	—
CRCI Longhorn Holdings, Inc.	(6) (7) (11)	First Lien Debt	S +	5.00%	9.85%	8/27/2031	8,824	8,736	8,736	0.28
CRCI Longhorn Holdings, Inc.	(6) (11) (18)	First Lien Debt	S +	5.00%	9.85%	8/27/2031	—	(11)	(11)	—
CRCI Longhorn Holdings, Inc.	(6) (11) (18)	First Lien Debt	S +	5.00%	9.85%	8/27/2031	735	721	721	0.02
Encore Holdings, LLC	(6) (7) (11)	First Lien Debt	S +	5.25%	10.20%	11/23/2028	9,084	9,031	9,017	0.29
Encore Holdings, LLC	(6) (11) (18)	First Lien Debt	S +	5.25%	10.20%	11/23/2028	18,442	18,323	18,295	0.58
Encore Holdings, LLC	(6) (18)	First Lien Debt	P +	4.00%	12.00%	11/23/2027	—	(15)	(20)	—
Energy Labs Holdings Corp.	(6) (7) (10)	First Lien Debt	S +	5.00%	9.95%	4/7/2028	7,984	7,902	7,869	0.25
Energy Labs Holdings Corp.	(6) (10) (18)	First Lien Debt	S +	5.00%	9.95%	4/7/2028	725	699	684	0.02
Energy Labs Holdings Corp.	(6) (10) (18)	First Lien Debt	S +	5.00%	9.95%	4/7/2028	—	(20)	(28)	—
FLS Holding, Inc.	(6) (7) (8) (10) (13)	First Lien Debt	S +	5.25%	10.31%	12/15/2028	23,835	22,635	21,937	0.70
FLS Holding, Inc.	(6) (10) (13)	First Lien Debt	S +	5.25%	10.31%	12/15/2028	5,589	5,307	5,144	0.16
FLS Holding, Inc.	(6) (10) (13) (18)	First Lien Debt	S +	5.25%	10.31%	12/17/2027	1,138	1,028	956	0.03
Ground Penetrating Radar Systems, LLC	(6) (7) (10)	First Lien Debt	S +	5.75%	10.83%	4/2/2031	14,065	13,864	13,946	0.44
Ground Penetrating Radar Systems, LLC	(6) (10) (18)	First Lien Debt	S +	5.75%	10.83%	4/2/2031	—	(37)	(45)	—
Ground Penetrating Radar Systems, LLC	(6) (18)	First Lien Debt	P +	4.75%	12.75%	4/2/2031	268	243	253	0.01
Helios Service Partners, LLC	(6) (10)	First Lien Debt	S +	6.25%	10.87%	3/19/2027	12,342	12,122	12,327	0.39
Helios Service Partners, LLC	(6) (10) (18)	First Lien Debt	S +	6.25%	10.87%	3/19/2027	18,945	18,455	18,815	0.60
Helios Service Partners, LLC	(6) (10) (18)	First Lien Debt	S +	6.25%	10.87%	3/19/2027	468	429	465	0.01
Hercules Borrower, LLC	(6) (11) (18)	First Lien Debt	S +	5.25%	9.95%	12/15/2026	3,176	3,026	2,993	0.10
HSI Halo Acquisition, Inc.	(6) (8) (11)	First Lien Debt	S +	5.00%	9.85%	6/30/2031	19,022	18,836	19,022	0.61
HSI Halo Acquisition, Inc.	(6) (11) (18)	First Lien Debt	S +	5.00%	9.85%	6/30/2031	788	766	788	0.03
HSI Halo Acquisition, Inc.	(6) (11) (18)	First Lien Debt	S +	5.00%	9.85%	6/28/2030	—	(29)	—	—
Iris Buyer, LLC	(6) (7) (10)	First Lien Debt	S +	6.25%	11.50%	10/2/2030	20,027	19,601	19,875	0.63
Iris Buyer, LLC	(6) (10) (18)	First Lien Debt	S +	6.25%	11.50%	10/2/2030	1,888	1,837	1,866	0.06
Iris Buyer, LLC	(6) (10) (18)	First Lien Debt	S +	6.25%	11.50%	10/2/2029	—	(57)	(22)	—

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)		Cost(5)	Fair Value	Percentage of Net Assets
PDFTron Systems, Inc.	(6) (10) (13) (18)	First Lien Debt	S +	5.00%	10.25%	7/15/2026	2,200		$2,200	$2,188	0.07%
Procure Acquireco, Inc. (Procure Analytics)	(6) (7) (11)	First Lien Debt	S +	5.00%	9.99%	12/20/2028	15,437		15,437	15,437	0.49
Procure Acquireco, Inc. (Procure Analytics)	(6) (11)	First Lien Debt	S +	5.00%	9.99%	12/20/2028	763		763	763	0.02
Procure Acquireco, Inc. (Procure Analytics)	(6) (10) (18)	First Lien Debt	S +	5.00%	9.99%	12/20/2028	—		—	—	—
Pye-Barker Fire & Safety, LLC	(6) (11)	First Lien Debt	S +	4.50%	9.10%	5/26/2031	18,135		18,135	18,135	0.58
Pye-Barker Fire & Safety, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	9.10%	5/26/2031	437		401	437	0.01
Pye-Barker Fire & Safety, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	9.10%	5/24/2030	314		290	314	0.01
Routeware, Inc.	(6) (7) (10)	First Lien Debt	S +	5.25%	10.11%	9/18/2031	4,773		4,725	4,725	0.15
Routeware, Inc.	(6) (10) (18)	First Lien Debt	S +	5.25%	10.11%	9/18/2031	—		(11)	(11)	—
Routeware, Inc.	(6) (10) (18)	First Lien Debt	S +	5.25%	10.11%	9/18/2031	—		(5)	(5)	—
Sherlock Buyer Corp.	(6) (7) (8) (10)	First Lien Debt	S +	5.75%	10.45%	12/8/2028	25,165		25,071	25,165	0.80
Sherlock Buyer Corp.	(6) (10) (18)	First Lien Debt	S +	5.75%	10.45%	12/8/2027	—		(9)	—	—
SITEL Worldwide Corporation	(12)	First Lien Debt	S +	3.75%	8.71%	8/28/2028	4,862		4,874	3,168	0.10
Surewerx Purchaser III, Inc.	(6) (11) (13)	First Lien Debt	S +	5.25%	9.85%	12/28/2029	4,050		4,001	4,034	0.13
Surewerx Purchaser III, Inc.	(6) (11) (13) (18)	First Lien Debt	S +	5.25%	9.85%	12/28/2029	—		(6)	(3)	—
Surewerx Purchaser III, Inc.	(6) (11) (13) (18)	First Lien Debt	S +	5.25%	9.85%	12/28/2028	580		561	576	0.02
Surewerx Purchaser III, Inc.	(6) (11) (13)	First Lien Debt	S +	5.25%	9.85%	12/28/2029	C$	2,624	1,893	1,935	0.06
Sweep Midco, LLC	(6) (7) (10) (15)	Second Lien Debt				3/12/2034	1,086		542	543	0.02
Sweep Midco, LLC	(6) (7) (10) (15)	Second Lien Debt				3/12/2036	3,156
Sweep Purchaser, LLC	(6) (7) (10)	First Lien Debt	S +	5.75% PIK	10.80%	6/30/2027	3,892		3,892	3,892	0.12
Sweep Purchaser, LLC	(6) (7) (10)	First Lien Debt	S +	5.75%	10.80%	6/30/2027	2,055		2,055	2,055	0.07
Sweep Purchaser, LLC	(6) (10) (18)	First Lien Debt	S +	5.75%	10.80%	6/30/2027	—		—	—	—
Tamarack Intermediate, LLC	(6) (7) (11)	First Lien Debt	S +	5.75%	10.83%	3/13/2028	22,800		22,479	22,799	0.73
Tamarack Intermediate, LLC	(6) (11)	First Lien Debt	S +	5.75%	10.83%	3/13/2028	2,236		2,191	2,236	0.07
Tamarack Intermediate, LLC	(6) (11) (18)	First Lien Debt	S +	5.75%	10.83%	3/13/2028	—		(45)	—	—
Tempo Acquisition, LLC	(12)	First Lien Debt	S +	2.25%	7.10%	8/31/2028	3,999		4,013	4,001	0.13
Transit Technologies, LLC	(6) (11)	First Lien Debt	S +	4.75%	9.71%	8/20/2031	12,091		11,971	11,971	0.38
Transit Technologies, LLC	(6) (11) (18)	First Lien Debt	S +	4.75%	9.71%	8/20/2031	—		(21)	(21)	—
Transit Technologies, LLC	(6) (11) (18)	First Lien Debt	S +	4.75%	9.71%	8/20/2030	—		(25)	(25)	—
TruGreen Limited Partnership	(11)	First Lien Debt	S +	4.00%	8.85%	11/2/2027	4,861		4,832	4,691	0.15
Vensure Employer Services, Inc.	(6) (7) (12)	First Lien Debt	S +	5.00%	9.64%	9/29/2031	25,313		25,061	25,061	0.80
Vensure Employer Services, Inc.	(6) (11) (18)	First Lien Debt	S +	5.00%	9.64%	9/29/2031	—		(36)	(36)	—
VRC Companies, LLC	(6) (10)	First Lien Debt	S +	5.75%	10.88%	6/29/2027	50,489		50,236	50,489	1.61
VRC Companies, LLC	(6) (10) (18)	First Lien Debt	S +	5.75%	10.88%	6/29/2027	38,970		38,394	38,970	1.24
VRC Companies, LLC	(6) (10) (18)	First Lien Debt	S +	5.75%	10.88%	6/29/2027	—		—	—	—
									503,417	503,363	16.03
Construction & Engineering

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Arcoro Holdings Corp.	(6) (10)	First Lien Debt	S +	5.50%	10.10%	3/28/2030	57,248	$56,174	$56,670	1.80%
Arcoro Holdings Corp.	(6) (10) (18)	First Lien Debt	S +	5.50%	10.10%	3/28/2030	—	(157)	(87)	—
Centuri Group, Inc.	(12)	First Lien Debt	S +	2.50%	7.46%	8/27/2028	1,964	1,962	1,958	0.06
KPSKY Acquisition, Inc.	(6) (7) (8) (11)	First Lien Debt	S +	5.50%	10.85%	10/19/2028	20,803	19,889	18,385	0.59
KPSKY Acquisition, Inc.	(6) (11)	First Lien Debt	S +	5.50%	10.85%	10/19/2028	16,577	16,186	14,651	0.47
LJ Avalon Holdings, LLC	(6) (10)	First Lien Debt	S +	5.25%	10.48%	2/1/2030	2,952	2,879	2,952	0.09
LJ Avalon Holdings, LLC	(6) (10) (18)	First Lien Debt	S +	5.25%	10.48%	2/1/2030	1,208	1,168	1,208	0.04
LJ Avalon Holdings, LLC	(6) (10) (18)	First Lien Debt	S +	5.25%	10.48%	2/1/2029	—	(11)	—	—
Superman Holdings, LLC	(6) (7) (11)	First Lien Debt	S +	4.50%	9.56%	8/29/2031	25,394	25,268	25,268	0.80
Superman Holdings, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	9.56%	8/29/2031	—	(20)	(21)	—
Superman Holdings, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	9.56%	8/29/2031	—	(18)	(18)	—
								123,320	120,966	3.85
Consumer Staples Distribution & Retail
PDI TA Holdings, Inc.	(6) (7) (11)	First Lien Debt	S +	5.25%	10.46%	2/3/2031	36,970	36,651	36,970	1.18
PDI TA Holdings, Inc.	(6) (11) (18)	First Lien Debt	S +	5.25%	10.46%	2/3/2031	—	(57)	—	—
PDI TA Holdings, Inc.	(6) (11) (18)	First Lien Debt	S +	5.25%	10.46%	2/3/2031	—	(33)	—	—
								36,561	36,970	1.18
Containers & Packaging
Berlin Packaging, LLC		First Lien Debt	S +	3.75%	8.89%	6/9/2031	3,980	3,980	3,976	0.13
BP Purchaser, LLC	(6) (7) (8) (11)	First Lien Debt	S +	5.50%	10.69%	12/11/2028	32,716	31,194	30,338	0.97
Clydesdale Acquisition Holdings, Inc.	(12)	First Lien Debt	S +	3.18%	8.02%	4/13/2029	3,303	3,307	3,284	0.10
Fortis Solutions Group, LLC	(6) (11)	First Lien Debt	S +	5.50%	10.20%	10/13/2028	21,040	20,947	21,040	0.67
FORTIS Solutions Group, LLC	(6) (11)	First Lien Debt	S +	5.50%	10.20%	10/13/2028	377	314	377	0.01
FORTIS Solutions Group, LLC	(6) (11) (18)	First Lien Debt	S +	5.50%	10.20%	10/15/2027	480	473	480	0.02
Proampac PG Borrower, LLC	(11)	First Lien Debt	S +	4.00%	9.23%	9/15/2028	2,972	2,987	2,974	0.09
								63,202	62,469	1.99

Distributors
48Forty Solutions, LLC	(6) (7) (10)	First Lien Debt	S +	6.00%	11.30%	11/30/2026	46,117	44,571	40,582	1.29
48Forty Solutions, LLC	(6) (10) (18)	First Lien Debt	S +	6.00%	11.30%	11/30/2026	5,908	5,685	5,054	0.16
ABB Concise Optical Group, LLC	(6) (8) (11)	First Lien Debt	S +	7.50%	12.31%	2/23/2028	17,008	16,733	15,254	0.49
Avalara, Inc.	(6) (9) (11)	First Lien Debt	S +	6.25%	10.85%	10/19/2028	22,421	22,143	22,421	0.71
Avalara, Inc.	(6) (11) (18)	First Lien Debt	S +	6.25%	10.85%	10/19/2028	—	(25)	—	—
Bradyifs Holdings, LLC	(6) (7) (8) (9) (10)	First Lien Debt	S +	6.00%	11.25%	10/31/2029	41,265	40,548	41,265	1.31
Bradyifs Holdings, LLC	(6) (10) (18)	First Lien Debt	S +	6.00%	11.25%	10/31/2029	3,254	3,186	3,254	0.10
PT Intermediate Holdings III, LLC	(6) (11)	First Lien Debt	S +	5.00% (incl. 1.75% PIK)	9.60%	4/9/2030	59,779	59,130	59,678	1.90

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
PT Intermediate Holdings III, LLC	(6) (11) (18)	First Lien Debt	S +	5.00% (incl. 1.75% PIK)	9.60%	4/9/2030	—	$(6)	$(7)	—%
								191,965	187,501	5.97
Diversified Consumer Services
Any Hour, LLC	(6)	First Lien Debt	S +	5.00%	9.60%	5/23/2030	11,832	11,662	11,646	0.37
Any Hour, LLC	(6) (18)	First Lien Debt	S +	5.00%	9.60%	5/23/2030	335	308	281	0.01
Any Hour, LLC	(6) (18)	First Lien Debt	S +	5.00%	9.60%	5/23/2030	554	530	527	0.02
Any Hour, LLC	(6)	Other Debt		13.00% PIK	13.00%	5/23/2031	3,083	3,026	3,035	0.10
Apex Service Partners, LLC	(6) (7) (8) (9) (10)	First Lien Debt	S +	7.00% (incl. 2.00% PIK)	11.69%	10/24/2030	72,284	71,255	71,952	2.29
Apex Service Partners, LLC	(6) (10) (18)	First Lien Debt	S +	7.00% (incl. 2.00% PIK)	11.69%	10/24/2030	16,079	15,790	15,999	0.51
Apex Service Partners, LLC	(6) (10) (18)	First Lien Debt	S +	7.00% (incl. 2.00% PIK)	11.69%	10/24/2029	2,550	2,473	2,524	0.08
Ascend Learning, LLC	(12)	First Lien Debt	S +	3.50%	8.44%	12/11/2028	4,869	4,862	4,844	0.15
Assembly Intermediate, LLC	(6) (7) (10)	First Lien Debt	S +	5.25%	9.85%	10/19/2027	8,889	8,490	8,889	0.28
Assembly Intermediate, LLC	(6) (10) (18)	First Lien Debt	S +	5.25%	9.85%	10/19/2027	1,555	1,456	1,556	0.05
Assembly Intermediate, LLC	(6) (10) (18)	First Lien Debt	S +	5.25%	9.85%	10/19/2027	—	(39)	—	—
Eclipse Buyer, Inc.	(6) (7) (12)	First Lien Debt	S +	4.75%	9.74%	9/8/2031	8,362	8,279	8,279	0.26
Eclipse Buyer, Inc.	(6) (12) (18)	First Lien Debt	S +	4.75%	9.74%	9/8/2031	—	(7)	(7)	—
Eclipse Buyer, Inc.	(6) (12) (18)	First Lien Debt	S +	4.75%	9.74%	9/8/2031	—	(7)	(7)	—
Essential Services Holding Corporation	(6) (8) (11)	First Lien Debt	S +	5.00%	10.29%	6/17/2031	18,624	18,443	18,523	0.59
Essential Services Holding Corporation	(6) (11) (18)	First Lien Debt	S +	5.00%	10.29%	6/17/2031	—	(25)	(28)	—
Essential Services Holding Corporation	(6) (11) (18)	First Lien Debt	S +	5.00%	10.29%	6/17/2030	—	(31)	(17)	—
EVDR Purchaser, Inc.	(6) (11)	First Lien Debt	S +	5.25%	10.10%	2/14/2031	41,603	40,829	41,603	1.32
EVDR Purchaser, Inc.	(6) (11) (18)	First Lien Debt	S +	5.25%	10.10%	2/14/2031	—	(108)	—	—
EVDR Purchaser, Inc.	(6) (11) (18)	First Lien Debt	S +	5.25%	10.10%	2/14/2031	—	(129)	—	—
FPG Intermediate Holdco, LLC	(6) (10) (14)	First Lien Debt	S +	6.75% (incl. 4.00% PIK)	11.25%	3/5/2027	7,409	7,276	6,322	0.20
Heartland Home Services	(6) (11)	First Lien Debt	S +	5.75%	10.45%	12/15/2026	23,168	22,946	21,711	0.69
KUEHG Corp.	(12)	First Lien Debt	S +	4.50%	9.10%	6/12/2030	2,978	2,991	2,984	0.10
Lightspeed Solution, LLC	(6) (7) (8) (11)	First Lien Debt	S +	6.50% (incl. 2.17% PIK)	11.10%	3/1/2028	20,307	20,113	20,307	0.65
Lightspeed Solution, LLC	(6) (11)	First Lien Debt	S +	6.50% (incl. 2.17% PIK)	11.10%	3/1/2028	1,338	1,324	1,338	0.04
LUV Car Wash Group, LLC	(6) (7) (8) (10)	First Lien Debt	S +	7.00%	12.31%	12/9/2026	9,996	9,955	9,996	0.32
Magnolia Wash Holdings	(6) (7) (10)	First Lien Debt	S +	6.50%	11.83%	7/14/2028	9,805	9,561	9,028	0.29
Magnolia Wash Holdings	(6) (10)	First Lien Debt	S +	6.50%	11.83%	7/14/2028	2,083	2,031	1,918	0.06
Magnolia Wash Holdings	(6) (10) (18)	First Lien Debt	S +	6.50%	11.83%	7/14/2028	262	251	224	0.01

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Project Accelerate Parent, LLC	(6) (11)	First Lien Debt	S +	5.25%	10.54%	2/24/2031	33,603	$33,288	$33,472	1.07%
Project Accelerate Parent, LLC	(6) (11) (18)	First Lien Debt	S +	5.25%	10.54%	2/24/2031	—	(44)	(19)	—
Spring Education Group, Inc.		First Lien Debt	S +	4.00%	8.60%	10/4/2030	3,970	3,984	3,991	0.13
Vertex Service Partners, LLC	(6) (7) (9) (11)	First Lien Debt	S +	5.50%	10.49%	11/8/2030	9,851	9,629	9,738	0.31
Vertex Service Partners, LLC	(6) (11) (18)	First Lien Debt	S +	5.50%	10.49%	11/8/2030	18,841	18,411	18,623	0.59
Vertex Service Partners, LLC	(6) (11) (18)	First Lien Debt	S +	5.50%	10.49%	11/8/2030	367	311	337	0.01
Wand NewCo 3, Inc.		First Lien Debt	S +	3.25%	8.10%	1/30/2031	2,993	3,003	2,987	0.10
								332,087	332,556	10.59
Electronic Equipment, Instruments & Components
Abracon Group Holdings, LLC	(6) (7) (11)	First Lien Debt	S +	6.00%	11.44%	7/6/2028	27,751	26,960	21,148	0.67
Abracon Group Holdings, LLC	(6) (11)	First Lien Debt	S +	6.00%	11.44%	7/6/2028	1,858	1,807	1,416	0.05
Chamberlain Group, Inc.	(12)	First Lien Debt	S +	3.25%	8.20%	11/3/2028	5,875	5,866	5,839	0.19
DG Investment Intermediate Holdings 2, Inc.	(11)	First Lien Debt	S +	3.75%	8.71%	3/31/2028	4,381	4,383	4,361	0.14
Dwyer Instruments, Inc.	(6) (7) (11)	First Lien Debt	S +	5.75%	10.45%	7/21/2027	39,014	38,501	38,814	1.24
Dwyer Instruments, Inc.	(6) (11) (18)	First Lien Debt	S +	5.75%	10.45%	7/21/2027	6,046	5,834	5,904	0.19
Dwyer Instruments, Inc.	(6) (11) (18)	First Lien Debt	S +	5.75%	10.45%	7/21/2027	—	(31)	(13)	—
Infinite Bidco, LLC	(6) (9) (12)	First Lien Debt	S +	6.25%	11.64%	3/2/2028	9,186	9,086	9,186	0.29
Infinite Bidco, LLC	(7) (12)	Second Lien Debt	S +	7.00%	11.84%	3/2/2029	12,800	11,097	10,645	0.34
Infinite Bidco, LLC	(12)	Second Lien Debt	S +	7.00%	11.84%	3/2/2029	4,000	3,474	3,327	0.11
Magneto Components Buyco, LLC	(6) (7) (8) (9) (11)	First Lien Debt	S +	6.50% (incl. 2.65% PIK)	10.60%	12/5/2030	47,967	47,167	47,703	1.52
Magneto Components Buyco, LLC	(6) (11) (18)	First Lien Debt	S +	6.50% (incl. 2.65% PIK)	10.60%	12/5/2030	—	(77)	(52)	—
Magneto Components Buyco, LLC	(6) (11) (18)	First Lien Debt	S +	6.50% (incl. 2.65% PIK)	10.60%	12/5/2029	—	(125)	(44)	—
								153,942	148,234	4.72
Entertainment
Renaissance Holding Corp.	(12)	First Lien Debt	S +	4.25%	9.10%	4/5/2030	3,970	3,965	3,966	0.13

Financial Services
Applitools, Inc.	(6) (7) (11) (13)	First Lien Debt	S +	6.25% PIK	10.85%	5/25/2029	14,453	14,288	14,307	0.46
Applitools, Inc.	(6) (11) (13) (18)	First Lien Debt	S +	6.25%	11.58%	5/25/2028	—	(19)	(16)	—
Boost Newco Borrower, LLC		First Lien Debt	S +	2.50%	7.10%	1/31/2031	7,500	7,526	7,497	0.24
Cerity Partners, LLC	(6) (8) (11)	First Lien Debt	S +	5.25%	10.31%	7/30/2029	3,534	3,492	3,534	0.11
Cerity Partners, LLC	(6) (11) (18)	First Lien Debt	S +	5.25%	10.31%	7/30/2029	4,991	4,877	4,991	0.16
Cerity Partners, LLC	(6) (11) (18)	First Lien Debt	S +	5.25%	10.31%	7/30/2029	—	(7)	—	—
GC Waves Holdings, Inc.	(6) (11)	First Lien Debt	S +	5.25%	10.20%	8/10/2029	11,884	11,685	11,808	0.38
GC Waves Holdings, Inc.	(6) (11)	First Lien Debt	S +	5.25%	10.20%	8/10/2029	11,272	10,653	11,070	0.35
GC Waves Holdings, Inc.	(6) (11) (18)	First Lien Debt	S +	5.25%	10.20%	8/10/2029	—	(27)	(11)	—

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
MAI Capital Management Intermediate, LLC	(6) (7) (11)	First Lien Debt	S +	4.75%	9.35%	8/29/2031	4,632	$4,586	$4,586	0.15%
MAI Capital Management Intermediate, LLC	(6) (11) (18)	First Lien Debt	S +	4.75%	9.35%	8/29/2031	—	(13)	(14)	—
MAI Capital Management Intermediate, LLC	(6) (11) (18)	First Lien Debt	S +	4.75%	9.35%	8/29/2031	—	(10)	(10)	—
RFS Opco, LLC	(6) (12)	First Lien Debt	S +	5.00%	9.60%	4/4/2031	17,000	16,838	16,844	0.54
RFS Opco, LLC	(6) (12) (18)	First Lien Debt	S +	4.00%	8.60%	4/4/2029	—	(234)	(239)	(0.01)
SitusAMC Holdings Corp.	(6) (11)	First Lien Debt	S +	5.50%	10.20%	12/22/2027	15,768	15,715	15,738	0.50
Smarsh, Inc.	(6) (7) (11)	First Lien Debt	S +	5.75%	10.35%	2/16/2029	8,572	8,511	8,572	0.27
Smarsh, Inc.	(6) (11) (18)	First Lien Debt	S +	5.75%	10.35%	2/16/2029	1,071	1,061	1,071	0.03
Smarsh, Inc.	(6) (11) (18)	First Lien Debt	S +	5.75%	10.35%	2/16/2029	—	(3)	—	—
Trintech, Inc.	(6) (7) (10)	First Lien Debt	S +	5.50%	10.35%	7/25/2029	70,112	68,867	68,751	2.19
Trintech, Inc.	(6) (10) (18)	First Lien Debt	S +	5.50%	10.35%	7/25/2029	1,735	1,632	1,617	0.05
								169,418	170,096	5.42
Food Products
Familia Intermediate Holdings I Corp. (Teasdale Latin Foods)	(6) (17)	Other Debt		16.25% PIK	16.25%	6/18/2026	500	251	253	0.01
Teasdale Foods, Inc. (Teasdale Latin Foods)	(6) (7) (10)	First Lien Debt	S +	7.25% (incl. 1.00% PIK)	11.65%	12/18/2025	3,606	3,453	3,479	0.11
								3,704	3,732	0.12
Ground Transportation
PODS, LLC	(11)	First Lien Debt	S +	3.00%	8.51%	3/31/2028	4,862	4,866	4,588	0.15
SV Newco 2, Inc.	(6) (11) (13)	First Lien Debt	S +	4.75%	9.81%	6/2/2031	35,282	34,770	34,806	1.11
SV Newco 2, Inc.	(6) (11) (13) (18)	First Lien Debt	S +	4.75%	9.81%	6/2/2031	—	(157)	(298)	(0.01)
SV Newco 2, Inc.	(6) (11) (13) (18)	First Lien Debt	S +	4.75%	9.81%	6/2/2031	—	(189)	(179)	(0.01)
								39,290	38,917	1.24
Health Care Equipment & Supplies
Journey Personal Care Corp.	(11)	First Lien Debt	S +	4.25%	9.21%	3/1/2028	2,977	2,915	2,969	0.09
Medline Borrower, LP	(12)	First Lien Debt	S +	2.75%	7.60%	10/23/2028	6,701	6,704	6,700	0.21
Performance Health & Wellness	(6) (7) (10)	First Lien Debt	S +	5.75%	11.11%	7/12/2027	4,028	4,028	4,028	0.13
PerkinElmer U.S., LLC	(6) (7) (9) (10)	First Lien Debt	S +	5.00%	9.92%	3/13/2029	27,448	26,815	27,141	0.86
PerkinElmer U.S., LLC	(6) (10)	First Lien Debt	S +	5.00%	9.92%	3/13/2029	—	—	—	—
Tidi Legacy Products, Inc.	(6) (7) (9) (10)	First Lien Debt	S +	5.50%	10.36%	12/19/2029	11,168	10,972	11,100	0.35
Tidi Legacy Products, Inc.	(6) (10) (18)	First Lien Debt	S +	5.50%	10.36%	12/19/2029	—	(25)	(18)	—
Tidi Legacy Products, Inc.	(6) (10) (18)	First Lien Debt	S +	5.50%	10.36%	12/19/2029	—	(36)	(13)	—
YI, LLC	(6) (7) (10)	First Lien Debt	S +	5.75%	10.87%	12/3/2029	17,755	17,439	17,695	0.56
YI, LLC	(6) (10) (18)	First Lien Debt	S +	5.75%	10.87%	12/3/2029	—	(32)	(12)	—
YI, LLC	(6) (10) (18)	First Lien Debt	S +	5.75%	10.87%	12/3/2029	—	(48)	(9)	—
								68,732	69,581	2.22
Health Care Providers & Services

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Advarra Holdings, Inc.	(6) (9) (11)	First Lien Debt	S +	4.50%	9.35%	9/15/2031	12,947	$12,709	$12,833	0.41%
Advarra Holdings, Inc.	(6) (11) (18)	First Lien Debt	S +	4.50%	9.35%	9/15/2031	—	(3)	(3)	—
CHG Healthcare Services, Inc.	(12)	First Lien Debt	S +	3.25%	8.46%	9/29/2028	4,862	4,874	4,861	0.15
CNT Holdings I Corp.	(11)	First Lien Debt	S +	3.50%	8.75%	11/8/2027	4,862	4,873	4,870	0.16
DCA Investment Holdings, LLC	(6) (7) (11)	First Lien Debt	S +	6.50%	11.01%	4/3/2028	49,964	49,388	49,405	1.57
DCA Investment Holdings, LLC	(6) (7) (11)	First Lien Debt	S +	6.50%	11.01%	4/3/2028	3,836	3,785	3,794	0.12
Electron BidCo, Inc.	(12)	First Lien Debt	S +	3.00%	7.96%	11/1/2028	6,860	6,866	6,865	0.22
Ensemble RCM, LLC		First Lien Debt	S +	3.00%	8.25%	8/1/2029	4,630	4,639	4,633	0.15
Gateway US Holdings, Inc.	(6) (7) (8) (11) (13)	First Lien Debt	S +	5.50%	10.25%	9/22/2026	11,899	11,851	11,899	0.38
Gateway US Holdings, Inc.	(6) (11) (13)	First Lien Debt	S +	5.50%	10.25%	9/22/2026	3,355	3,341	3,355	0.11
Gateway US Holdings, Inc.	(6) (11) (13) (18)	First Lien Debt	S +	5.50%	10.25%	9/22/2026	—	(2)	—	—
Heartland Veterinary Partners, LLC	(6) (7) (8) (10)	First Lien Debt	S +	4.75%	9.70%	12/10/2026	6,345	6,332	6,345	0.20
Heartland Veterinary Partners, LLC	(6) (7) (10)	Second Lien Debt		14.50% (incl. 7.00% PIK)	14.50%	12/10/2027	746	741	744	0.02
Heartland Veterinary Partners, LLC	(6) (10)	First Lien Debt	S +	4.75%	9.70%	12/10/2026	14,365	14,339	14,365	0.46
Heartland Veterinary Partners, LLC	(6) (10)	Second Lien Debt		14.50% (incl. 7.00% PIK)	14.50%	12/10/2027	289	287	288	0.01
Heartland Veterinary Partners, LLC	(6) (10) (18)	First Lien Debt	S +	4.75%	9.70%	12/10/2026	—	(2)	—	—
iCIMS, Inc.	(6) (7) (11)	First Lien Debt	S +	7.25% (incl. 3.38% PIK)	12.17%	8/18/2028	16,983	16,834	16,983	0.54
iCIMS, Inc.	(6) (11) (18)	First Lien Debt	S +	7.25% (incl. 3.38% PIK)	12.17%	8/18/2028	—	(6)	—	—
iCIMS, Inc.	(6) (11) (18)	First Lien Debt	S +	7.25% (incl.3.38% PIK)	12.17%	8/18/2028	184	181	184	0.01
Imagine 360, LLC	(6) (8)	First Lien Debt	S +	5.00%	9.81%	10/2/2028	13,366	13,233	13,233	0.42
Imagine 360, LLC	(6) (18)	First Lien Debt	S +	5.00%	9.81%	10/2/2028	—	(9)	(9)	—
Imagine 360, LLC	(6) (18)	First Lien Debt	S +	5.00%	9.81%	10/2/2028	—	(12)	(12)	—
Intelerad Medical Systems Incorporated	(6) (10) (13)	First Lien Debt	S +	6.50%	11.90%	8/21/2026	9,444	9,267	9,054	0.29
Intelerad Medical Systems Incorporated	(6) (10) (13)	First Lien Debt	S +	6.50%	11.90%	8/21/2026	650	642	631	0.02
Invictus Buyer, LLC	(6) (11)	First Lien Debt	S +	5.00%	9.60%	6/3/2031	6,075	6,016	6,039	0.19
Invictus Buyer, LLC	(6) (11) (18)	First Lien Debt	S +	5.00%	9.60%	6/3/2031	—	(12)	(15)	—
Invictus Buyer, LLC	(6) (11) (18)	First Lien Debt	S +	5.00%	9.60%	6/3/2031	—	(9)	(6)	—
Medical Solutions Holdings, Inc.	(12)	First Lien Debt	S +	3.25%	8.85%	11/1/2028	5,367	5,364	4,052	0.13
Midwest Physician Administrative Services, LLC	(11)	First Lien Debt	S +	3.25%	7.87%	3/12/2028	3,889	3,884	3,503	0.11
National Mentor Holdings, Inc.	(11)	First Lien Debt	S +	3.75%	8.64%	3/2/2028	2,726	2,712	2,614	0.08
Pacific Dental Services, LLC		First Lien Debt	S +	2.75%	7.85%	3/15/2031	2,985	2,996	2,981	0.09
Pareto Health Intermediate Holdings, Inc.	(6) (9) (10)	First Lien Debt	S +	6.25%	10.85%	6/1/2030	91,193	89,633	91,193	2.90
Pareto Health Intermediate Holdings, Inc.	(6) (10) (18)	First Lien Debt	S +	6.25%	10.85%	6/1/2029	—	(166)	—	—

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
PPV Intermediate Holdings, LLC	(6) (9) (11)	First Lien Debt	S +	5.75%	10.81%	8/31/2029	27,778	$26,895	$27,641	0.88%
PPV Intermediate Holdings, LLC	(6) (11) (18)	First Lien Debt	S +	5.75%	10.81%	8/31/2029	16,570	16,423	16,570	0.53
Promptcare Infusion Buyer, Inc.	(6) (7) (10)	First Lien Debt	S +	6.00%	11.02%	9/1/2027	3,819	3,801	3,756	0.12
Promptcare Infusion Buyer, Inc.	(6) (10)	First Lien Debt	S +	6.00%	11.02%	9/1/2027	595	592	585	0.02
Stepping Stones Healthcare Services, LLC	(6) (7) (11)	First Lien Debt	S +	5.00%	9.60%	1/2/2029	8,532	8,488	8,532	0.27
Stepping Stones Healthcare Services, LLC	(6) (11) (18)	First Lien Debt	S +	5.00%	9.60%	1/2/2029	2,164	2,137	2,139	0.07
Stepping Stones Healthcare Services, LLC	(6) (11) (18)	First Lien Debt	S +	5.00%	9.60%	12/30/2026	—	(4)	—	—
Suveto	(6) (7) (11)	First Lien Debt	S +	4.25%	9.20%	9/9/2027	5,034	4,894	4,970	0.16
Suveto	(6) (11) (18)	First Lien Debt	S +	4.25%	9.20%	9/9/2027	299	283	292	0.01
Tivity Health, Inc.	(6) (8) (11)	First Lien Debt	S +	5.00%	9.85%	6/28/2029	18,042	17,894	17,894	0.57
Vardiman Black Holdings, LLC	(6) (8) (12)	First Lien Debt	S +	7.00% (incl. 2.00% PIK)	11.94%	3/18/2027	15,112	15,112	15,112	0.48
Vardiman Black Holdings, LLC	(6) (12) (14) (18)	First Lien Debt	S +	7.00% (incl. 2.00% PIK)	11.94%	3/18/2027	1,499	1,454	1,499	0.05
								372,535	373,669	11.90
Health Care Technology
Athenahealth, Inc.	(12)	First Lien Debt	S +	3.25%	8.10%	2/15/2029	4,357	4,338	4,325	0.14
eResearchTechnology, Inc.	(10)	First Lien Debt	S +	4.00%	8.85%	2/4/2027	3,402	3,389	3,416	0.11
Hyland Software, Inc.	(6) (7) (11)	First Lien Debt	S +	6.00%	10.85%	9/19/2030	77,458	76,518	77,457	2.47
Hyland Software, Inc.	(6) (11) (18)	First Lien Debt	S +	6.00%	10.85%	9/19/2029	—	(41)	—	—
Imprivata, Inc.	(12)	First Lien Debt	S +	3.50%	8.75%	12/1/2027	6,436	6,435	6,453	0.21
Lightspeed Buyer, Inc.	(6) (7) (10)	First Lien Debt	S +	5.25%	10.15%	2/3/2026	3,938	3,938	3,938	0.13
Lightspeed Buyer, Inc.	(6) (10)	First Lien Debt	S +	5.25%	10.15%	2/3/2026	3,278	3,278	3,278	0.10
MedAssets Software Intermediate Holdings, Inc.	(12)	First Lien Debt	S +	4.00%	8.96%	12/18/2028	6,825	6,827	4,641	0.15
Project Ruby Ultimate Parent Corp.	(11)	First Lien Debt	S +	3.25%	8.21%	3/10/2028	5,348	5,347	5,336	0.17
Symplr Software, Inc.	(11)	First Lien Debt	S +	4.50%	8.96%	12/22/2027	4,861	4,869	4,426	0.14
								114,898	113,270	3.61
Household Durables
ACProducts, Inc.	(12)	First Lien Debt	S +	4.25%	9.12%	5/17/2028	4,862	4,850	4,053	0.13

Industrial Conglomerates
Aptean, Inc.	(6) (9) (11)	First Lien Debt	S +	5.25%	10.10%	1/30/2031	66,800	66,204	66,365	2.11
Aptean, Inc.	(6) (11) (18)	First Lien Debt	S +	5.25%	10.10%	1/30/2031	165	112	111	—
Aptean, Inc.	(6) (11) (18)	First Lien Debt	S +	5.25%	10.10%	1/30/2031	—	(52)	(38)	—
Excelitas Technologies Corp.	(6) (9) (11)	First Lien Debt	S +	5.25%	9.85%	8/13/2029	30,706	30,242	30,246	0.96
Excelitas Technologies Corp.	(6) (11)	First Lien Debt	E +	5.25%	8.60%	8/13/2029	€5,632	5,739	6,191	0.20
Excelitas Technologies Corp.	(6) (11) (18)	First Lien Debt	S +	5.25%	9.85%	8/13/2029	—	(99)	(182)	(0.01)
Excelitas Technologies Corp.	(6) (11) (18)	First Lien Debt	S +	5.25%	9.85%	8/14/2028	—	(40)	(46)	—

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Raptor Merger Sub Debt, LLC	(6) (7) (8) (11)	First Lien Debt	S +	5.50%	10.10%	4/1/2029	45,698	$44,962	$45,698	1.46%
Raptor Merger Sub Debt, LLC	(6) (11) (18)	First Lien Debt	S +	5.50%	10.10%	4/1/2029	698	641	698	0.02
								147,709	149,043	4.75
Insurance Services
Alliant Holdings Intermediate, LLC	(12)	First Lien Debt	S +	3.00%	7.97%	9/19/2031	7,175	7,184	7,136	0.23
Amerilife Holdings, LLC	(6) (8) (11)	First Lien Debt	S +	5.00%	9.70%	8/31/2029	14,850	14,621	14,850	0.47
Amerilife Holdings, LLC	(6) (11) (18)	First Lien Debt	S +	5.00%	9.70%	8/31/2029	1,153	1,141	1,153	0.04
AssuredPartners, Inc.	(12)	First Lien Debt	S +	3.50%	8.35%	2/14/2031	3,980	3,994	3,975	0.13
Fetch Insurance Services, LLC	(6)	Other Debt		12.75% (incl. 3.75% PIK)	12.75%	10/31/2027	3,073	3,011	3,027	0.10
Foundation Risk Partners Corp.	(6) (8) (11)	First Lien Debt	S +	5.25%	9.92%	10/29/2030	35,066	34,747	34,919	1.11
Foundation Risk Partners Corp.	(6) (11)	First Lien Debt	S +	5.25%	9.92%	10/29/2030	18,606	18,379	18,529	0.59
Foundation Risk Partners Corp.	(6) (11) (18)	First Lien Debt	S +	5.25%	9.92%	10/29/2029	—	(21)	(18)	—
Galway Borrower, LLC	(6) (9) (11)	First Lien Debt	S +	4.50%	9.10%	9/29/2028	51,706	50,933	50,933	1.62
Galway Borrower, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	9.10%	9/29/2028	19,253	19,039	18,805	0.60
Galway Borrower, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	9.10%	9/29/2028	935	890	871	0.03
Higginbotham Insurance Agency, Inc.	(6) (8) (10)	First Lien Debt	S +	4.50%	9.35%	11/24/2028	20,166	20,080	20,080	0.64
Higginbotham Insurance Agency, Inc.	(6) (10) (18)	First Lien Debt	S +	4.50%	9.35%	11/24/2028	4,003	3,883	3,875	0.12
High Street Buyer, Inc.	(6) (7) (11)	First Lien Debt	S +	5.25%	9.85%	4/14/2028	4,206	4,203	4,206	0.13
High Street Buyer, Inc.	(6) (11) (18)	First Lien Debt	S +	5.25%	9.85%	4/14/2028	38,224	37,683	38,081	1.21
High Street Buyer, Inc.	(6) (11) (18)	First Lien Debt	S +	5.25%	9.85%	4/16/2027	—	(1)	—	—
HUB International Limited		First Lien Debt	S +	3.25%	8.23%	6/20/2030	4,975	4,981	4,967	0.16
Inszone Mid, LLC	(6) (7) (10)	First Lien Debt	S +	5.75%	10.00%	11/30/2029	13,873	13,625	13,744	0.44
Inszone Mid, LLC	(6) (10) (18)	First Lien Debt	S +	5.75%	10.00%	11/30/2029	12,338	11,997	12,100	0.39
Inszone Mid, LLC	(6) (10) (18)	First Lien Debt	S +	5.75%	10.00%	11/30/2029	—	(54)	(31)	—
Integrity Marketing Acquisition, LLC	(6) (7) (8) (9) (11)	First Lien Debt	S +	5.00%	10.08%	8/25/2028	112,591	112,591	112,591	3.59
Integrity Marketing Acquisition, LLC	(6) (11) (18)	First Lien Debt	S +	5.00%	10.08%	8/25/2028	—	—	—	—
Long Term Care Group, Inc.	(6) (8) (11) (14)	First Lien Debt	S +	7.00% (incl. 6.00% PIK)	11.54%	9/8/2027	14,423	13,983	12,250	0.39
Patriot Growth Insurance Services, LLC	(6) (11)	First Lien Debt	S +	5.00%	9.75%	10/16/2028	6,454	6,373	6,454	0.21
Patriot Growth Insurance Services, LLC	(6) (11)	First Lien Debt	S +	5.00%	9.75%	10/14/2028	24,822	24,496	24,822	0.79
Patriot Growth Insurance Services, LLC	(6) (11) (18)	First Lien Debt	S +	5.00%	9.75%	10/16/2028	78	73	78	—
Peter C. Foy & Associates Insurance Services, LLC	(6) (7) (11)	First Lien Debt	S +	5.50%	10.35%	11/1/2028	22,988	22,791	22,988	0.73
Peter C. Foy & Associates Insurance Services, LLC	(6) (11)	First Lien Debt	S +	5.50%	10.35%	11/1/2028	23,458	23,279	23,420	0.75
Peter C. Foy & Associates Insurance Services, LLC	(6) (11) (18)	First Lien Debt	S +	5.50%	10.35%	11/1/2027	—	(1)	—	—

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
RSC Acquisition, Inc.	(6) (10)	First Lien Debt	S +	4.75%	9.71%	11/1/2029	18,556	$18,508	$18,539	0.59%
RSC Acquisition, Inc.	(6) (11) (18)	First Lien Debt	S +	4.75%	9.71%	11/1/2029	54,237	53,888	54,188	1.73
Summit Acquisition, Inc.	(6) (8) (11)	First Lien Debt	S +	6.50%	11.10%	5/1/2030	22,119	21,549	22,119	0.70
Summit Acquisition, Inc.	(6) (11) (18)	First Lien Debt	S +	6.50%	11.10%	5/1/2030	—	(59)	—	—
Summit Acquisition, Inc.	(6) (11) (18)	First Lien Debt	S +	6.50%	11.10%	5/1/2029	—	(57)	—	—
USI, Inc.		First Lien Debt	S +	2.75%	7.35%	9/27/2030	2,978	2,986	2,967	0.09
USI, Inc.		First Lien Debt	S +	2.75%	7.35%	11/22/2029	1,985	1,990	1,978	0.06
World Insurance Associates, LLC	(6) (9) (10)	First Lien Debt	S +	6.00%	10.60%	4/3/2028	119,602	117,933	118,523	3.77
World Insurance Associates, LLC	(6) (10) (18)	First Lien Debt	S +	6.00%	10.60%	4/3/2028	—	(17)	(18)	—
								670,621	672,101	21.40
Interactive Media & Services
Arches Buyer, Inc.	(12)	First Lien Debt	S +	3.25%	8.20%	12/6/2027	2,424	2,419	2,321	0.07
FMG Suite Holdings, LLC	(6) (7) (10)	First Lien Debt	S +	5.50%	10.66%	10/30/2026	9,262	9,176	9,182	0.29
FMG Suite Holdings, LLC	(6) (7) (10)	First Lien Debt	S +	5.50%	10.66%	10/30/2026	1,948	1,928	1,930	0.06
FMG Suite Holdings, LLC	(6) (10) (18)	First Lien Debt	S +	4.00%	9.10%	10/30/2026	65	54	55	—
Spectrio, LLC	(6) (7) (10)	First Lien Debt	S +	6.00%	11.06%	12/9/2026	11,404	10,874	10,886	0.35
Spectrio, LLC	(6) (10)	First Lien Debt	S +	6.00%	11.06%	12/9/2026	4,570	4,357	4,362	0.14
Spectrio, LLC	(6) (10)	First Lien Debt	S +	6.00%	11.06%	12/9/2026	1,345	1,284	1,284	0.04
Triple Lift, Inc.	(6) (8) (11)	First Lien Debt	S +	5.75%	10.71%	5/5/2028	16,241	15,416	15,353	0.49
Triple Lift, Inc.	(6) (11) (18)	First Lien Debt	S +	5.75%	10.71%	5/5/2028	657	546	563	0.02
								46,054	45,936	1.46
IT Services
Asurion, LLC		First Lien Debt	S +	4.25%	9.10%	9/19/2030	7,361	7,347	7,223	0.23
Atlas Purchaser, Inc.	(7) (11)	First Lien Debt	S +	7.50% (incl. 6.50% PIK)	12.47%	5/5/2028	3,512	2,377	2,319	0.07
Catalis Intermediate, Inc.	(6) (7) (8) (11)	First Lien Debt	S +	5.50%	10.25%	8/4/2027	23,440	22,841	22,675	0.72
Catalis Intermediate, Inc.	(6) (11)	First Lien Debt	S +	5.50%	10.25%	8/4/2027	5,274	5,145	5,102	0.16
Catalis Intermediate, Inc.	(6) (11) (18)	First Lien Debt	S +	5.50%	10.25%	8/4/2027	907	843	821	0.03
Donuts, Inc.	(6) (7) (10)	First Lien Debt	S +	5.25%	10.35%	12/29/2027	20,903	20,868	20,800	0.66
Endure Digital, Inc.	(11)	First Lien Debt	S +	3.50%	8.81%	2/10/2028	5,408	5,346	4,760	0.15
Gainwell Acquisition Corp.	(11)	First Lien Debt	S +	4.00%	8.70%	10/1/2027	6,806	6,823	6,462	0.21
GI DI Cornfield Acquisition, LLC	(6) (8)	First Lien Debt	S +	4.50%	9.36%	3/9/2028	31,687	31,247	31,265	1.00
GI DI Cornfield Acquisition, LLC	(6) (18)	First Lien Debt	S +	4.50%	9.36%	3/9/2028	—	(112)	(217)	(0.01)
Idera, Inc.	(6) (7) (11)	Second Lien Debt	S +	6.75%	12.15%	3/2/2029	355	355	355	0.01
Redwood Services Group, LLC	(6) (9) (11)	First Lien Debt	S +	6.25%	10.95%	6/15/2029	40,138	39,824	40,138	1.28
Redwood Services Group, LLC	(6) (11) (18)	First Lien Debt	S +	6.25%	10.95%	6/15/2029	23,891	23,527	23,767	0.76
Ridge Trail US Bidco, Inc.	(6) (7) (10) (13)	First Lien Debt	S +	4.75%	9.35%	9/30/2031	48,980	48,246	48,246	1.54
Ridge Trail US Bidco, Inc.	(6) (10) (13) (18)	First Lien Debt	S +	4.75%	9.35%	9/30/2031	—	(127)	(127)	—

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Ridge Trail US Bidco, Inc.	(6) (10) (13) (18)	First Lien Debt	S +	4.75%	9.35%	3/31/2031	844	$760	$760	0.02%
Sedgwick Claims Management Services, Inc.		First Lien Debt	S +	3.75%	8.25%	7/31/2031	6,965	6,989	6,949	0.22
Skopima Merger Sub, Inc.	(12)	First Lien Debt	S +	4.00%	8.96%	5/12/2028	2,431	2,435	2,425	0.08
Syntax Systems, Ltd.	(6) (11) (13)	First Lien Debt	S +	5.00%	9.96%	10/29/2028	16,065	16,008	15,973	0.51
Thrive Buyer, Inc. (Thrive Networks)	(6) (10)	First Lien Debt	S +	6.00%	10.75%	1/22/2027	8,045	7,986	7,980	0.25
Thrive Buyer, Inc. (Thrive Networks)	(6) (7) (10)	First Lien Debt	S +	6.00%	10.75%	1/22/2027	6,331	6,279	6,273	0.20
Thrive Buyer, Inc. (Thrive Networks)	(6) (18)	First Lien Debt	P +	6.00%	14.00%	1/22/2027	453	448	447	0.01
UpStack, Inc.	(6) (7) (11)	First Lien Debt	S +	5.00%	10.10%	8/25/2031	5,525	5,470	5,470	0.17
UpStack, Inc.	(6) (10) (18)	First Lien Debt	S +	5.00%	10.10%	8/25/2031	—	(10)	(10)	—
UpStack, Inc.	(6) (10) (18)	First Lien Debt	S +	5.00%	10.10%	8/25/2031	—	(8)	(8)	—
Victors Purchaser, LLC	(6) (12)	First Lien Debt	S +	4.75%	9.35%	8/15/2031	11,280	11,168	11,168	0.36
Victors Purchaser, LLC	(6) (12) (18)	First Lien Debt	S +	4.75%	9.35%	8/15/2031	—	(13)	(13)	—
Victors Purchaser, LLC	(6) (12) (18)	First Lien Debt	S +	4.75%	9.35%	8/15/2031	—	(15)	(15)	—
								272,047	270,988	8.63
Life Sciences Tools & Services
Cambrex Corporation		First Lien Debt	S +	3.50%	8.45%	12/4/2026	2,421	2,424	2,405	0.08
Curia Global, Inc.	(11)	First Lien Debt	S +	3.75%	9.10%	8/30/2026	6,807	6,813	6,460	0.21
Model N, Inc.	(6) (8) (11)	First Lien Debt	S +	5.00%	9.64%	6/27/2031	19,897	19,703	19,897	0.63
Model N, Inc.	(6) (11) (18)	First Lien Debt	S +	5.00%	9.64%	6/27/2031	—	(26)	—	—
Model N, Inc.	(6) (11) (18)	First Lien Debt	S +	5.00%	9.64%	6/27/2031	—	(28)	—	—
Packaging Coordinators Midco, Inc.	(11)	First Lien Debt	S +	3.25%	8.10%	11/30/2027	6,841	6,854	6,835	0.22
Parexel International Corporation	(12)	First Lien Debt	S +	3.00%	7.85%	11/15/2028	6,561	6,571	6,560	0.21
								42,311	42,157	1.34
Machinery
AI Aqua Merger Sub, Inc.	(12)	First Lien Debt	S +	3.50%	8.70%	7/31/2028	6,710	6,717	6,699	0.21
Answer Acquisition, LLC	(6) (7) (10)	First Lien Debt	S +	5.75%	10.50%	12/30/2026	39,033	38,651	38,671	1.23
Answer Acquisition, LLC	(6) (10) (18)	First Lien Debt	S +	5.75%	10.50%	12/30/2026	—	(26)	(30)	—
Chase Intermediate, LLC	(6) (18)	First Lien Debt	S +	4.75%	9.90%	10/30/2028	7,956	7,761	7,861	0.25
Chase Intermediate, LLC	(6) (18)	First Lien Debt	S +	4.75%	9.90%	10/30/2028	—	(15)	—	—
Conair Holdings, LLC	(12)	First Lien Debt	S +	3.75%	8.71%	5/17/2028	3,890	3,892	3,551	0.11
Engineered Machinery Holdings, Inc.	(11)	First Lien Debt	S +	3.75%	8.62%	5/19/2028	5,408	5,396	5,422	0.17
Filtration Group Corporation	(12)	First Lien Debt	S +	3.50%	8.46%	10/21/2028	4,862	4,866	4,861	0.15
Icebox Holdco III, Inc.	(12)	First Lien Debt	S +	3.75%	8.62%	12/22/2028	2,440	2,442	2,444
Madison IAQ, LLC	(12)	First Lien Debt	S +	2.75%	7.89%	6/21/2028	4,862	4,858	4,855	0.15
MHE Intermediate Holdings, LLC	(6) (10)	First Lien Debt	S +	6.00%	11.45%	7/21/2027	7,791	7,766	7,788	0.25
MHE Intermediate Holdings, LLC	(6) (7) (10)	First Lien Debt	S +	6.00%	11.45%	7/21/2027	6,446	6,387	6,442	0.21
MHE Intermediate Holdings, LLC	(6) (10) (18)	First Lien Debt	S +	6.00%	11.45%	7/21/2027	—	—	(1)	—

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Roper Industrial Products Investment Company, LLC	(12)	First Lien Debt	S +	3.25%	7.85%	11/22/2029	3,970	$3,989	$3,976	0.13%
TK Elevator US Newco, Inc.	(12)	First Lien Debt	S +	3.50%	8.59%	4/30/2030	4,864	4,879	4,872	0.16
								97,563	97,411	3.10
Media
Aragorn Parent Corporation		First Lien Debt	S +	4.25%	9.59%	12/15/2028	5,828	5,817	5,833	0.19

Multi-Utilities
AWP Group Holdings, Inc.	(6) (7) (10)	First Lien Debt	S +	4.75%	9.60%	12/23/2030	48,727	47,503	48,684	1.55
AWP Group Holdings, Inc.	(6) (10) (18)	First Lien Debt	S +	4.75%	9.60%	12/23/2030	—	(89)	(7)	—
AWP Group Holdings, Inc.	(6) (10) (18)	First Lien Debt	S +	4.75%	9.60%	12/23/2030	—	(54)	(5)	—
Vessco Midco Holdings, LLC	(6) (8) (11)	First Lien Debt	S +	5.25%	10.22%	7/24/2031	33,937	33,604	33,604	1.07
Vessco Midco Holdings, LLC	(6) (11) (18)	First Lien Debt	S +	5.25%	10.22%	7/24/2031	1,659	1,604	1,604	0.05
Vessco Midco Holdings, LLC	(6) (11) (18)	First Lien Debt	S +	5.25%	10.22%	7/24/2031	—	(37)	(37)	—
								82,531	83,843	2.67
Pharmaceuticals
Caerus US 1, Inc.	(6) (9) (11) (13)	First Lien Debt	S +	5.00%	9.60%	5/25/2029	40,914	40,231	38,627	1.23
Caerus US 1, Inc.	(6) (11) (13) (18)	First Lien Debt	S +	5.00%	9.60%	5/25/2029	2,642	2,569	2,308	0.07
Caerus US 1, Inc.	(6) (11) (13) (18)	First Lien Debt	S +	5.00%	9.60%	5/25/2029	2,050	1,982	1,805	0.06
								44,782	42,740	1.36
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(6) (7) (10)	First Lien Debt	S +	6.25%	11.17%	3/10/2027	3,913	3,753	3,754	0.12
Abacus Data Holdings, Inc. (AbacusNext)	(6) (10) (18)	First Lien Debt	S +	6.25%	11.17%	3/10/2027	—	(24)	(24)	—
Ascend Partner Services, LLC	(6)	First Lien Debt	S +	4.50%	9.35%	8/11/2031	1,306	1,294	1,294	0.04
Ascend Partner Services, LLC	(6) (18)	First Lien Debt	S +	4.50%	9.35%	8/11/2031	—	(11)	(11)	—
Ascend Partner Services, LLC	(6) (18)	First Lien Debt	S +	4.50%	9.35%	8/11/2031	—	(4)	(4)	—
Bridgepointe Technologies, LLC	(6) (10)	First Lien Debt	S +	5.00%	9.60%	12/31/2027	18,716	18,309	18,468	0.59
Bridgepointe Technologies, LLC	(6) (10) (18)	First Lien Debt	S +	5.00%	9.60%	12/31/2027	23,325	22,773	22,991	0.73
Bullhorn, Inc.	(6) (7) (10)	First Lien Debt	S +	5.00%	9.85%	10/1/2029	3,429	3,405	3,429	0.11
Bullhorn, Inc.	(6) (10)	First Lien Debt	S +	5.00%	9.85%	10/1/2029	3,944	3,923	3,944	0.13
Bullhorn, Inc.	(6) (10) (18)	First Lien Debt	S +	5.00%	9.85%	10/1/2029	—	(2)	—	—
Citrin Cooperman Advisors, LLC	(6) (11)	First Lien Debt	S +	5.00%	10.32%	10/1/2027	8,626	8,560	8,626	0.27
Citrin Cooperman Advisors, LLC	(6) (11) (18)	First Lien Debt	S +	5.00%	10.32%	10/1/2027	13,941	13,902	13,941	0.44
ComPsych Investment Corp.	(6) (8) (11)	First Lien Debt	S +	4.75%	10.03%	7/22/2031	16,302	16,222	16,222	0.52
ComPsych Investment Corp.	(6) (11) (18)	First Lien Debt	S +	4.75%	10.03%	7/22/2031	—	(11)	(11)	—
Crisis Prevention Institute, Inc.	(12)	First Lien Debt	S +	4.75%	9.35%	4/9/2031	18,000	17,914	18,008	0.57
Deerfield Dakota Holding, LLC	(10)	First Lien Debt	S +	3.75%	8.35%	4/9/2027	4,860	4,874	4,756	0.15
EAB Global, Inc.		First Lien Debt	S +	3.50%	8.10%	8/16/2028	3,970	3,968	3,952	0.13

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Employbridge Holding Company	(11)	First Lien Debt	S +	4.75%	10.43%	7/19/2028	2,431	$2,431	$1,594	0.05%
GPS Merger Sub, LLC	(6) (7) (8) (10)	First Lien Debt	S +	6.00%	10.85%	10/2/2029	14,076	13,867	13,970	0.44
GPS Merger Sub, LLC	(6) (10) (18)	First Lien Debt	S +	6.00%	10.85%	10/2/2029	—	(28)	(28)	—
GPS Merger Sub, LLC	(6) (10) (18)	First Lien Debt	S +	6.00%	10.85%	10/2/2029	—	(42)	(22)	—
KENG Acquisition, Inc.	(6) (7) (8) (10)	First Lien Debt	S +	5.00%	9.85%	8/1/2029	11,063	10,830	11,019	0.35
KENG Acquisition, Inc.	(6) (10) (18)	First Lien Debt	S +	5.00%	9.85%	8/1/2029	3,767	3,626	3,720	0.12
KENG Acquisition, Inc.	(6) (10) (18)	First Lien Debt	S +	5.00%	9.85%	8/1/2029	—	(60)	(12)	—
KWOR Acquisition, Inc.	(6) (7) (8) (17)	First Lien Debt	P +	4.25%	12.25%	12/22/2028	23,644	23,319	20,315	0.65
KWOR Acquisition, Inc.	(6) (17)	First Lien Debt	P +	4.25%	12.25%	12/22/2028	4,624	4,554	3,973	0.13
KWOR Acquisition, Inc.	(6) (17)	First Lien Debt	P +	4.25%	12.25%	12/22/2027	1,098	1,087	943	0.03
Project Boost Purchaser, LLC	(6) (11)	First Lien Debt	S +	5.25%	10.31%	5/2/2029	12,054	11,967	12,054	0.38
Project Boost Purchaser, LLC	(6) (11) (18)	First Lien Debt	S +	5.25%	10.31%	5/2/2028	225	219	225	0.01
Verdantas, LLC	(6) (11)	First Lien Debt	S +	5.25%	10.37%	5/6/2031	33,174	32,697	32,730	1.04
Verdantas, LLC	(6) (10)	First Lien Debt	S +	5.25%	10.37%	5/6/2031	1,401	1,376	1,382	0.04
Verdantas, LLC	(6) (11) (18)	First Lien Debt	S +	5.25%	10.37%	5/6/2030	—	(50)	(47)	—
								224,638	221,151	7.04
Real Estate Management & Development
Associations, Inc.	(6) (10)	First Lien Debt	S +	6.50%	12.00%	7/3/2028	10,921	10,911	10,904	0.35
Associations, Inc.	(6) (10) (18)	First Lien Debt	S +	6.50%	12.00%	7/3/2028	—	(1)	(1)	—
Associations, Inc.	(6) (10) (18)	First Lien Debt	S +	6.50%	12.00%	7/3/2028	—	(1)	(1)	—
MRI Software, LLC	(6) (7) (10)	First Lien Debt	S +	4.75%	9.35%	2/10/2027	60,006	59,921	59,838	1.91
MRI Software, LLC	(6) (10) (18)	First Lien Debt	S +	4.75%	9.35%	2/10/2027	8,926	8,872	8,883	0.28
MRI Software, LLC	(6) (10) (18)	First Lien Debt	S +	4.75%	9.35%	2/10/2027	—	(29)	(15)	—
Pritchard Industries, LLC	(6) (7) (11)	First Lien Debt	S +	5.75%	11.01%	10/13/2027	10,749	10,595	10,582	0.34
Pritchard Industries, LLC	(6) (11)	First Lien Debt	S +	5.75%	11.01%	10/13/2027	2,570	2,533	2,530	0.08
Zarya Intermediate, LLC	(6) (10) (13)	First Lien Debt	S +	6.50%	11.56%	7/1/2027	38,967	38,926	38,808	1.24
Zarya Intermediate, LLC	(6) (10) (13) (18)	First Lien Debt	S +	6.50%	11.56%	7/1/2027	—	—	(13)	—
								131,727	131,515	4.19
Software
Alert Media, Inc.	(6) (10)	First Lien Debt	S +	6.75% (incl. 5.75% PIK)	11.05%	4/12/2027	16,288	15,966	15,973	0.51
Alert Media, Inc.	(6) (10)	First Lien Debt	S +	6.75% (incl. 5.75% PIK)	11.05%	4/12/2027	10,000	9,800	9,804	0.31
Alert Media, Inc.	(6) (10) (18)	First Lien Debt	S +	6.75% (incl. 5.75% PIK)	11.05%	4/12/2027	—	(20)	(20)	—
Anaplan, Inc.	(6) (9) (11)	First Lien Debt	S +	5.25%	9.85%	6/21/2029	80,774	79,836	80,143	2.55
Appfire Technologies, LLC	(6) (7) (10)	First Lien Debt	S +	4.75%	9.35%	3/9/2028	11,264	11,232	11,264	0.36
Appfire Technologies, LLC	(6) (10) (18)	First Lien Debt	S +	4.75%	9.35%	3/9/2028	1,349	1,306	1,349	0.04
Appfire Technologies, LLC	(6) (18)	First Lien Debt	P +	3.75%	11.75%	3/9/2028	—	(5)	—	—
Applied Systems, Inc.		First Lien Debt	S +	3.50%	7.60%	2/24/2031	3,990	4,009	3,991	0.13

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Artifact Bidco, Inc.	(6) (12)	First Lien Debt	S +	4.50%	9.10%	7/28/2031	21,837	$21,623	$21,837	0.70%
Artifact Bidco, Inc.	(6) (12) (18)	First Lien Debt	S +	4.50%	9.10%	7/28/2031	—	(26)	—	—
Artifact Bidco, Inc.	(6) (12) (18)	First Lien Debt	S +	4.50%	9.10%	7/26/2030	—	(37)	—	—
Astra Acquisition Corp.	(12)	First Lien Debt	S +	6.75%	11.35%	2/25/2028	850	763	689	0.02
Astra Acquisition Corp.	(12)	First Lien Debt	S +	5.25%	9.92%	10/25/2028	1,186	636	219	0.01
AuditBoard	(6) (8)	First Lien Debt	S +	4.75%	9.35%	7/12/2031	34,200	33,866	33,866	1.08
AuditBoard	(6) (18)	First Lien Debt	S +	4.75%	9.35%	7/12/2031	—	(79)	(79)	—
AuditBoard	(6) (18)	First Lien Debt	S +	4.75%	9.35%	7/12/2031	—	(63)	(63)	—
Bottomline Technologies, Inc.	(6) (11)	First Lien Debt	S +	5.75%	10.17%	5/14/2029	23,824	23,467	23,806	0.76
Bottomline Technologies, Inc.	(6) (11) (18)	First Lien Debt	S +	5.75%	10.17%	5/15/2028	—	(21)	—	—
Central Parent Inc.		First Lien Debt	S +	3.25%	7.85%	7/6/2029	4,000	4,014	3,955	0.13
CLEO Communications Holding, LLC	(6) (7) (10)	First Lien Debt	S +	5.50%	10.46%	6/9/2027	17,056	16,930	17,056	0.54
CLEO Communications Holding, LLC	(6) (10) (18)	First Lien Debt	S +	5.50%	10.46%	6/9/2027	—	(39)	—	—
Cloud Software Group, Inc.	(12)	First Lien Debt	S +	4.00%	8.60%	3/30/2029	3,980	3,952	3,960	0.13
Cloudera, Inc.	(12)	First Lien Debt	S +	3.75%	8.70%	10/8/2028	2,437	2,435	2,367	0.08
Coupa Holdings, LLC	(6) (9) (11)	First Lien Debt	S +	5.50%	10.75%	2/27/2030	20,975	20,540	20,784	0.66
Coupa Holdings, LLC	(6) (11) (18)	First Lien Debt	S +	5.50%	10.75%	2/27/2030	—	(8)	(8)	—
Coupa Holdings, LLC	(6) (11) (18)	First Lien Debt	S +	5.50%	10.75%	2/27/2029	—	(11)	(6)	—
Cyara AcquisitionCo, LLC	(6) (10)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.35%	6/28/2029	62,026	60,703	61,691	1.96
Cyara AcquisitionCo, LLC	(6) (10) (18)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.35%	6/28/2029	—	(82)	(21)	—
Diligent Corporation	(6) (11)	First Lien Debt	S +	5.00%	10.09%	8/2/2030	73,157	72,636	72,900	2.32
Diligent Corporation	(6) (11) (18)	First Lien Debt	S +	5.00%	10.09%	8/2/2030	—	(75)	(37)	—
Diligent Corporation	(6) (11) (18)	First Lien Debt	S +	5.00%	10.09%	8/2/2030	—	(50)	(25)	—
E-Discovery AcquireCo, LLC	(6) (7) (10)	First Lien Debt	S +	6.50%	11.49%	8/29/2029	36,747	36,016	36,512	1.16
E-Discovery AcquireCo, LLC	(6) (10) (18)	First Lien Debt	S +	6.50%	11.49%	8/29/2029	—	(59)	(19)	—
ECI Macola Max Holding, LLC	(11)	First Lien Debt	S +	3.75%	8.35%	5/9/2030	4,862	4,868	4,871	0.16
Epicor Software Corporation	(11)	First Lien Debt	S +	3.25%	8.10%	5/30/2031	6,433	6,439	6,435	0.20
Epicor Software Corporation	(11) (18)	First Lien Debt	S +	3.25%	8.10%	5/30/2031	—	1	—	—
Everbridge Holdings, LLC	(6) (11)	First Lien Debt	S +	5.00%	10.33%	7/2/2031	64,438	64,124	64,124	2.04
Everbridge Holdings, LLC	(6) (11) (18)	First Lien Debt	S +	5.00%	10.33%	7/2/2031	7,157	7,096	7,096	0.23
Everbridge Holdings, LLC	(6) (11) (18)	First Lien Debt	S +	5.00%	10.33%	7/2/2031	—	(35)	(35)	—
Formstack Acquisition Co	(6) (10)	First Lien Debt	S +	5.50%	10.10%	3/28/2030	58,328	57,521	57,803	1.84
Formstack Acquisition Co	(6) (10) (18)	First Lien Debt	S +	5.50%	10.10%	3/28/2030	5,854	5,650	5,644	0.18
Formstack Acquisition Co	(6) (10) (18)	First Lien Debt	S +	5.50%	10.10%	3/28/2030	—	(158)	(105)	—
Fullsteam Operations, LLC	(6) (7) (10)	First Lien Debt	S +	8.25%	13.46%	11/27/2029	19,976	19,444	19,976	0.64
Fullsteam Operations, LLC	(6) (10) (18)	First Lien Debt	S +	8.25%	13.46%	11/27/2029	8,554	8,157	8,554	0.27

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Fullsteam Operations, LLC	(6) (10) (18)	First Lien Debt	S +	8.25%	13.46%	11/27/2029	—	$(28)	$—	—%
GoTo Group, Inc.		First Lien Debt	S +	4.75%	9.97%	4/28/2028	4,810	4,091	2,884	0.09
Granicus, Inc.	(6) (9) (11)	First Lien Debt	S +	5.25% (incl. 2.25% PIK)	10.10%	1/17/2031	62,512	61,961	62,512	1.99
Granicus, Inc.	(6) (11) (18)	First Lien Debt	S +	5.25% (incl. 2.25% PIK)	10.10%	1/17/2031	12,822	12,733	12,703	0.40
Granicus, Inc.	(6) (18)	First Lien Debt	P +	4.25%	12.25%	1/17/2031	—	(77)	—	—
GS AcquisitionCo, Inc.	(6) (7) (10)	First Lien Debt	S +	5.25%	9.85%	5/25/2028	62,721	62,516	62,721	2.00
GS AcquisitionCo, Inc.	(6) (11) (18)	First Lien Debt	S +	5.25%	9.85%	5/25/2028	—	(10)	—	—
GS AcquisitionCo, Inc.	(6) (10) (18)	First Lien Debt	S +	5.25%	9.85%	5/25/2028	689	668	689	0.02
Hootsuite Inc.	(6) (13)	First Lien Debt	S +	5.50%	10.19%	5/22/2030	18,853	18,582	18,593	0.59
Hootsuite Inc.	(6) (13) (18)	First Lien Debt	S +	5.50%	10.19%	5/22/2030	—	(30)	(29)	—
Icefall Parent, Inc.	(6) (7) (10)	First Lien Debt	S +	6.50%	11.35%	1/25/2030	25,949	25,473	25,406	0.81
Icefall Parent, Inc.	(6) (10) (18)	First Lien Debt	S +	6.50%	11.35%	1/25/2030	—	(44)	(52)	—
Ivanti Software, Inc.	(12)	First Lien Debt	S +	4.25%	9.83%	12/1/2027	2,438	2,439	2,063	0.07
Kaseya, Inc.	(6) (9) (11)	First Lien Debt	S +	6.00% (incl. 2.50% PIK)	10.75%	6/25/2029	52,786	52,210	52,786	1.68
Kaseya, Inc.	(6) (11)	First Lien Debt	S +	6.00% (incl. 2.50% PIK)	10.75%	6/25/2029	808	787	808	0.03
Kaseya, Inc.	(6) (11) (18)	First Lien Debt	S +	6.00% (incl. 2.50% PIK)	10.75%	6/25/2029	794	764	794	0.03
LegitScript, LLC	(6) (7) (11)	First Lien Debt	S +	5.75%	10.60%	6/24/2029	37,079	36,589	37,079	1.18
LegitScript, LLC	(6) (11)	First Lien Debt	S +	5.75%	10.60%	6/24/2029	980	968	980	0.03
LegitScript, LLC	(6) (11) (18)	First Lien Debt	S +	5.75%	10.60%	6/24/2028	1,875	1,810	1,875	0.06
LogRhythm, Inc.	(6) (10)	First Lien Debt	S +	7.50%	12.10%	7/2/2029	6,818	6,621	6,621	0.21
LogRhythm, Inc.	(6) (10) (18)	First Lien Debt	S +	7.50%	12.10%	7/2/2029	—	(19)	(19)	—
Magenta Buyer, LLC	(11)	First Lien Debt	S +	5.00%	10.60%	7/27/2028	4,875	4,863	1,462	0.05
McAfee, LLC	(12)	First Lien Debt	S +	3.25%	8.45%	3/1/2029	4,975	4,975	4,952	0.16
Mediaocean, LLC	(12)	First Lien Debt	S +	3.50%	8.45%	12/15/2028	1,950	1,955	1,948	0.06
Montana Buyer, Inc.	(6) (7) (8) (11)	First Lien Debt	S +	5.00%	9.85%	7/22/2029	32,286	31,883	32,286	1.03
Montana Buyer, Inc.	(6) (18)	First Lien Debt	P +	4.00%	12.00%	7/22/2028	636	598	636	0.02
Nasuni Corporation	(6) (7) (11)	First Lien Debt	S +	5.75%	10.69%	9/10/2030	21,552	21,231	21,231	0.68
Nasuni Corporation	(6) (11) (18)	First Lien Debt	S +	5.75%	10.69%	9/10/2030	—	(67)	(67)	—
Netwrix Corporation And Concept Searching, Inc.	(6) (7) (11)	First Lien Debt	S +	5.50%	10.56%	6/11/2029	25,369	25,195	25,344	0.81
Netwrix Corporation And Concept Searching, Inc.	(6) (11) (18)	First Lien Debt	S +	5.50%	10.56%	6/11/2029	—	(10)	(2)	—
Oak Purchaser, Inc.	(6) (7) (11)	First Lien Debt	S +	5.50%	9.75%	4/28/2028	11,724	11,616	11,598	0.37
Oak Purchaser, Inc.	(6) (11) (18)	First Lien Debt	S +	5.50%	9.75%	4/28/2028	6,204	6,125	6,089	0.19
Oak Purchaser, Inc.	(6) (11) (18)	First Lien Debt	S +	5.50%	9.75%	4/28/2028	—	(8)	(13)	—
Polaris Newco, LLC	(12)	First Lien Debt	S +	4.00%	9.51%	6/2/2028	4,862	4,874	4,777	0.15

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Pound Bidco, Inc.	(6) (10) (13)	First Lien Debt	S +	6.00%	11.35%	2/1/2027	3,611	$3,611	$3,601	0.11%
Pound Bidco, Inc.	(6) (10) (13) (18)	First Lien Debt	S +	6.00%	11.35%	2/1/2027	56	56	55	—
Pound Bidco, Inc.	(6) (10) (13) (18)	First Lien Debt	S +	6.00%	11.35%	2/1/2027	50	50	49	—
Project Leopard Holdings, Inc.	(7) (8) (12) (13)	First Lien Debt	S +	5.25%	10.60%	7/20/2029	22,912	21,667	20,482	0.65
Proofpoint, Inc.	(12)	First Lien Debt	S +	3.00%	7.85%	8/31/2028	7,059	7,053	7,054	0.22
Quartz Acquireco, LLC		First Lien Debt	S +	2.75%	7.35%	6/28/2030	4,962	4,974	4,953	0.16
Quest Software US Holdings, Inc.	(12)	First Lien Debt	S +	4.25%	9.65%	2/1/2029	3,920	3,901	2,607	0.08
Red Planet Borrower, LLC	(12)	First Lien Debt	S +	3.50%	8.45%	10/2/2028	4,862	4,872	4,719	0.15
Reorganized Mobileum Acquisition Co, LLC	(6)	First Lien Debt	S +	6.00% incl (5.00% PIK)	10.95%	9/11/2029	4,736	4,736	4,736	0.15
Revalize, Inc.	(6) (7) (10)	First Lien Debt	S +	5.75%	10.50%	4/15/2027	14,384	13,823	13,508	0.43
Revalize, Inc.	(6) (10) (18)	First Lien Debt	S +	5.75%	10.50%	4/15/2027	429	421	382	0.01
Riskonnect Parent, LLC	(6) (7) (11)	First Lien Debt	S +	5.50%	10.12%	12/7/2028	30,676	30,166	30,324	0.97
Riskonnect Parent, LLC	(6) (11) (18)	First Lien Debt	S +	5.50%	10.12%	12/7/2028	23,607	23,142	23,276	0.74
Riskonnect Parent, LLC	(6) (11) (18)	First Lien Debt	S +	5.50%	10.12%	12/7/2028	—	(75)	(51)	—
Securonix, Inc.	(6) (7) (8) (11)	First Lien Debt	S +	7.00%	12.32%	4/5/2028	30,014	29,223	27,181	0.87
Securonix, Inc.	(6) (11) (18)	First Lien Debt	S +	7.00%	12.32%	4/5/2028	122	(15)	(388)	(0.01)
Sophia, L.P.	(12)	First Lien Debt	S +	3.50%	8.45%	10/9/2029	5,341	5,339	5,352	0.17
Sovos Compliance, LLC	(12)	First Lien Debt	S +	4.50%	9.46%	8/11/2028	—	—	—	—
Trunk Acquisition, Inc.	(6) (7) (10)	First Lien Debt	S +	5.75%	10.50%	2/19/2027	11,115	11,048	11,028	0.35
Trunk Acquisition, Inc.	(6) (10) (18)	First Lien Debt	S +	5.75%	10.50%	2/19/2026	—	(5)	(8)	—
UKG, Inc.		First Lien Debt	S +	3.25%	8.55%	2/10/2031	4,987	4,999	4,987	0.16
Veritas US, Inc.	(10)	First Lien Debt	S +	5.00%	9.96%	9/1/2025	4,861	4,865	4,543	0.14
Vision Solutions, Inc.	(12)	First Lien Debt	S +	4.25%	9.51%	4/24/2028	4,862	4,861	4,725	0.15
								1,172,208	1,168,021	37.19
Specialty Retail
Les Schwab Tire Centers	(12)	First Lien Debt	S +	3.00%	7.85%	4/23/2031	6,864	6,870	6,860	0.22
Trading Companies & Distributors
Spin Holdco, Inc.	(11)	First Lien Debt	S +	4.00%	9.26%	3/4/2028	4,861	4,869	4,238	0.13
White Cap Buyer, LLC		First Lien Debt	S +	3.25%	8.10%	10/19/2029	2,444	2,446	2,425	0.08
								7,315	6,663	0.21
Transportation Infrastructure
Brown Group Holding, LLC	(12)	First Lien Debt	S +	2.75%	7.84%	7/1/2031	4,988	4,993	4,974	0.16
KKR Apple Bidco, LLC	(12)	First Lien Debt	S +	2.75%	7.71%	9/22/2028	4,863	4,859	4,853	0.15
								9,852	9,827	0.31
Wireless Telecommunication Services
CCI Buyer, Inc.	(11)	First Lien Debt	S +	4.00%	8.60%	12/17/2027	4,901	4,862	4,892	0.16
Mobile Communications America, Inc.	(6) (7) (8) (10)	First Lien Debt	S +	5.25%	10.26%	10/16/2029	13,548	13,373	13,548	0.43

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Mobile Communications America, Inc.	(6) (10) (18)	First Lien Debt	S +	5.25%	10.26%	10/16/2029	591	$559	$591	0.02%
Mobile Communications America, Inc.	(6) (10) (18)	First Lien Debt	S +	5.25%	10.26%	10/16/2029	—	(27)	—	—
								18,767	19,031	0.61
Total Debt Investments								$5,667,924	$5,645,331	179.77%

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Equity Investments
Aerospace & Defense
PCX Holding Corp.	(6) (15) (16)	Common Equity		7/15/2024	1,154	$92	$91	—%
Automobile Components
Shelby Co-invest, LP (Spectrum Automotive)	(6) (15) (16)	Common Equity		7/15/2024	1,500	228	246	0.01
Commercial Services & Supplies
Encore Holdings, LLC	(6) (15) (16)	Common Equity		7/15/2024	602	194	216	0.01
Procure Acquiom Financial, LLC (Procure Analytics)	(6) (15) (16)	Common Equity		7/15/2024	500,000	625	675	0.02
Surewerx Topco, LP	(6) (13) (15) (16)	Common Equity		12/28/2022	384	413	508	0.02
						1,232	1,399	0.04
Containers & Packaging
BP Purchaser, LLC	(6) (15) (16)	Common Equity		7/15/2024	1,383,156	878	738	0.02
BP Purchaser, LLC Rights	(6) (15) (16)	Common Equity		7/15/2024	1,666,989	75	83	—
FORTIS Solutions Group, LLC	(6) (16)	Preferred Equity	12.25%	6/24/2022	4,000,000	4,899	3,920	0.12
						5,852	4,741	0.15
Diversified Consumer Services
Eclipse Topco, Inc.	(6) (16)	Preferred Equity	12.50% PIK	9/5/2024	310	3,035	3,035	0.10
LUV Car Wash	(6) (15) (16)	Common Equity		4/6/2022	1,383	1,331	912	0.03
						4,366	3,947	0.13
Health Care Providers & Services
SDB Holdco, LLC	(6) (15) (16)	Common Equity		3/29/2024	14,561,479	—	—	—
Suveto Buyer, LLC	(6) (13) (15) (16)	Common Equity		7/15/2024	3,398	307	328	0.01
Vardiman Black Holdings, LLC	(6) (16)	Preferred Equity	6.00% PIK	3/29/2024	7,065,190	4,689	3,109	0.10
						4,996	3,437	0.11

Insurance Services
Amerilife Holdings, LLC	(6) (15) (16)	Common Equity		9/1/2022	9,880	273	519	0.02
Frisbee Holdings, LP (Fetch)	(6) (15) (16)	Common Equity		10/31/2022	33,276	424	469	0.01

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Integrity Marketing Acquisition, LLC	(6) (16)	Preferred Equity		10.50%	7/15/2024	750,000	$986	$967	0.03%
							1,683	1,955	0.06
IT Services
CSC Thrive Holdings, LP (Thrive Networks)	(6) (15) (16)	Common Equity			7/15/2024	54,103	282	280	0.01

Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(6) (15) (16)	Common Equity			7/15/2024	21,459	332	251	0.01
Verdantas, LLC	(6) (15) (16)	Common Equity			5/3/2024	8,848	9	11	—
Verdantas, LLC	(6) (16)	Preferred Equity		10.00%	5/3/2024	875,952	876	1,042	0.03
							1,217	1,304	0.04
Real Estate Management & Development
Pritchard Industries, LLC	(6) (15) (16)	Common Equity			7/15/2024	332,248	352	296	0.01

Software
Fullsteam Operations, LLC	(6) (15) (16)	Common Equity			11/27/2023	45,080	1,520	2,442	0.08
Knockout Intermediate Holdings I, Inc.	(6) (16)	Preferred Equity		11.75%	6/25/2022	9,990	12,409	12,975	0.41
Reorganized Mobileum Grandparent, LLC	(6) (15) (16)	Common Equity			9/12/2024	234,896	—	—	—
Revalize, Inc.	(6) (16)	Preferred Equity	S +	10.00%	12/14/2021	2,951	3,887	4,092	0.13
Reveal Data Solutions	(6) (15) (16)	Common Equity			8/29/2023	861,539	1,122	1,387	0.04
RSK Holdings, Inc. (Riskonnect)	(6) (16)	Preferred Equity	S +	10.50%	7/7/2022	10,679,200	13,991	14,737	0.47
							32,929	35,633	1.13
Total Equity Investments							$53,229	$53,329	1.70%
Total Portfolio Investments							$5,721,153	$5,698,660	181.46%

Investments non - controlled/non - affiliated
Cash and Cash Equivalents
J.P. Morgan US Government Money Market Fund	$20,330	$20,330	1.24%
Cash	189,383	189,383	5.44%
Total Cash and Cash Equivalents	$209,713	$209,713	6.68%
Total Portfolio Investments, Cash and Cash Equivalents	$5,930,866	$5,908,373	188.14%

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2024
(In thousands)

					Interest Rate Swaps(a)(b)
Counterparty	Hedged Instrument	Company Receives	Company Pays		Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation/(Depreciation)
SMBC Capital Markets, Inc.	Series A 2026 Notes	8.10%	S +	4.34%	3/16/2026	$204,000	$129	$—	$129
SMBC Capital Markets, Inc.	Series A 2028 Notes	8.13%	S +	4.56%	3/16/2028	146,000	798	—	798
SMBC Capital Markets, Inc.	Series B 2026 Notes	8.84%	S +	5.13%	8/10/2026	107,000	179	—	179
SMBC Capital Markets, Inc.	Series B 2028 Notes	8.88%	S +	5.30%	8/10/2028	128,000	794	—	794
SMBC Capital Markets, Inc.	Series C 2027 Notes	8.92%	S +	4.49%	3/1/2027	136,500	2,938	—	472
SMBC Capital Markets, Inc.	Series C 2029 Notes	9.07%	S +	4.77%	3/1/2029	163,500	6,147	—	1,064
MUFG Bank, Ltd.	Series D 2027 Notes	6.84%	S +	3.10%	8/05/2027	100,000	1,188	—	1,188
MUFG Bank, Ltd.	Series D 2029 Notes	6.91%	S +	3.285%	8/05/2029	200,000	3,265	—	3,265
Total						$1,185,000	$15,438	$—	$7,889

(a) Contains a variable rate structure. Bears interest at a rate determined by SOFR (“S”).
(b) Instrument is used in a hedge accounting relationship. The associated change in fair value is recorded along with the change in fair value of the hedging item within interest expense in the Consolidated Statements of Operations. For further details, see Note 2 “Significant Accounting Policies” and Note 6 “Debt”.

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2024
(In thousands)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments (including preferred equity investments) are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of September 30, 2024, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2024, the Company is not an “affiliated person” of any of its portfolio companies.

(2)	Unless otherwise indicated, the Company's investments are pledged as collateral supporting the amounts outstanding under the ING Facility (as defined below). See Note 6 "Debt".
(3)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either EURIBOR ("E"), S or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2024. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2024. As of September 30, 2024, the reference rates for our variable rate loans were the 3-month E at 3.28%, 1-month S at 4.85%, 3-month S at 4.59%, 6-month S at 4.25% and the P at 8.00%.

(4)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$" or "USD") unless otherwise noted, Euro ("€"), Great British Pound ("GBP"), or Canadian dollar ("CAD").

(5)	The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(6)	These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Company’s Valuation Designee (the “Valuation Designee”), under the supervision of the Company’s Board of Directors (the “Board of Directors” or “Board”) (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(7)	Assets or a portion thereof are pledged as collateral for the JPM (as defined below). See Note 6 “Debt”.
(8)	Assets or a portion thereof are pledged as collateral for the Wells Fargo Funding Facility (as defined below). See Note 6 “Debt”.
(9)	Assets or a portion thereof are pledged as collateral for the CBNA Facility (as defined below). See Note 6 “Debt”.
(10)	Loan includes interest rate floor of 1.00%.
(11)	Loan includes interest rate floor of 0.75%
(12)	Loan includes interest rate floor of 0.50%
(13)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2024, non-qualifying assets represented 5.83% of total assets as calculated in accordance with regulatory requirements.

(14)	The investment includes an exit fee that is receivable upon certain conditions being met. See Note 2 "Significant Accounting Policies".
(15)	Non-income producing security.
(16)
Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities”. As of September 30, 2024, the aggregate fair value of these securities is $53,329 or 1.70% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(17)	Investment was on non-accrual status as of September 30, 2024.
(18)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date started. See below for more information on the Company’s unfunded commitments as of September 30, 2024.

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
48Forty Solutions, LLC	Revolver	11/30/2026	$1,210	$(145)
ARI Network Services, Inc.	Revolver	8/28/2026	1,032	(5)
AWP Group Holdings, Inc.	Delayed Draw Term Loan	8/23/2026	7,789	(7)
AWP Group Holdings, Inc.	Revolver	12/23/2030	5,237	(5)
Abacus Data Holdings, Inc. (AbacusNext)	Revolver	3/10/2027	600	(24)
Advarra Holdings, Inc.	Delayed Draw Term Loan	9/14/2026	1,191	(3)
Alert Media, Inc.	Revolver	4/12/2027	1,015	(20)
Amerilife Holdings, LLC	Delayed Draw Term Loan	6/17/2026	2,501	—
Answer Acquisition, LLC	Revolver	12/30/2026	3,500	(30)
Any Hour, LLC	Delayed Draw Term Loan	5/23/2026	3,127	(49)
Any Hour, LLC	Revolver	5/23/2030	1,177	(18)
Apex Service Partners, LLC	Delayed Draw Term Loan	10/24/2025	1,130	(5)
Apex Service Partners, LLC	Revolver	10/24/2029	3,136	(14)
Appfire Technologies, LLC	Delayed Draw Term Loan	3/31/2025	3,967	—
Appfire Technologies, LLC	Revolver	3/9/2028	623	—
Applitools, Inc.	Revolver	5/25/2028	1,600	(16)
Aptean, Inc.	Delayed Draw Term Loan	1/30/2026	8,046	(52)
Aptean, Inc.	Revolver	1/30/2031	5,903	(38)
Arcoro Holdings Corp.	Revolver	3/28/2030	8,609	(87)
Artifact Bidco, Inc.	Delayed Draw Term Loan	5/22/2027	5,345	—
Artifact Bidco, Inc.	Revolver	7/26/2030	3,818	—
Ascend Partner Services, LLC	Delayed Draw Term Loan	8/9/2026	2,245	(11)
Ascend Partner Services, LLC	Revolver	8/11/2031	449	(4)
Assembly Intermediate, LLC	Delayed Draw Term Loan	10/19/2025	667	—
Assembly Intermediate, LLC	Revolver	10/19/2027	889	—
Associations, Inc.	Delayed Draw Term Loan	7/3/2028	846	(1)
Associations, Inc.	Revolver	7/3/2028	678	(1)
Atlas Us Finco, Inc.	Revolver	12/9/2028	1,360	—
AuditBoard	Delayed Draw Term Loan	7/12/2026	16,286	(79)
AuditBoard	Revolver	7/12/2031	6,514	(63)
Avalara, Inc.	Revolver	10/19/2028	2,242	—
Bottomline Technologies, Inc.	Revolver	5/15/2028	1,733	—
Bradyifs Holdings, LLC	Delayed Draw Term Loan	10/31/2025	1,308	—
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	6/3/2026	3,158	(26)

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Bullhorn, Inc.	Delayed Draw Term Loan	5/11/2026	$770	$—
Bullhorn, Inc.	Revolver	10/1/2029	399	—
CLEO Communications Holding, LLC	Revolver	6/9/2027	5,358	—
COP Collisionright Parent, LLC	Delayed Draw Term Loan	1/29/2026	12,391	(182)
COP Collisionright Parent, LLC	Revolver	1/29/2030	4,309	(63)
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	8/27/2026	2,206	(11)
CRCI Longhorn Holdings, Inc.	Revolver	8/27/2031	735	(7)
Caerus US 1, Inc.	Delayed Draw Term Loan	10/28/2024	3,336	(186)
Caerus US 1, Inc.	Revolver	5/25/2029	2,323	(130)
Catalis Intermediate, Inc.	Revolver	8/4/2027	1,727	(56)
Cerity Partners, LLC	Delayed Draw Term Loan	6/7/2026	6,184	—
Cerity Partners, LLC	Revolver	7/30/2029	707	—
Chase Intermediate, LLC	Delayed Draw Term Loan	8/31/2025	11,574	(57)
Chase Intermediate, LLC	Revolver	10/30/2028	978	—
Citrin Cooperman Advisors, LLC	Delayed Draw Term Loan	12/13/2025	861	—
ComPsych Investment Corp.	Delayed Draw Term Loan	7/23/2027	4,667	(11)
Consor Intermediate II, LLC	Delayed Draw Term Loan	5/10/2026	5,298	(46)
Consor Intermediate II, LLC	Revolver	5/12/2031	1,413	(12)
Coupa Holdings, LLC	Delayed Draw Term Loan	8/27/2025	851	(8)
Coupa Holdings, LLC	Revolver	2/27/2029	651	(6)
Cyara AcquisitionCo, LLC	Revolver	6/28/2029	3,832	(21)
Diligent Corporation	Delayed Draw Term Loan	4/30/2026	10,706	(37)
Diligent Corporation	Revolver	8/2/2030	7,137	(25)
Drivecentric Holdings, LLC	Revolver	8/15/2031	4,059	(40)
Dwyer Instruments, Inc.	Delayed Draw Term Loan	12/22/2025	17,726	(117)
Dwyer Instruments, Inc.	Revolver	7/21/2027	3,054	(13)
E-Discovery AcquireCo, LLC	Revolver	8/29/2029	2,917	(19)
EVDR Purchaser, Inc.	Delayed Draw Term Loan	8/14/2025	11,946	—
EVDR Purchaser, Inc.	Revolver	2/14/2031	7,168	—
Eclipse Buyer, Inc.	Delayed Draw Term Loan	9/6/2026	1,417	(7)
Eclipse Buyer, Inc.	Revolver	9/6/2031	719	(7)
Encore Holdings, LLC	Delayed Draw Term Loan	3/28/2026	217	(4)
Encore Holdings, LLC	Revolver	11/23/2027	2,695	(20)
Energy Labs Holdings Corp.	Delayed Draw Term Loan	5/24/2026	2,641	(30)
Energy Labs Holdings Corp.	Revolver	4/7/2028	1,918	(28)
Epicor Software Corporation	Delayed Draw Term Loan	5/30/2027	755	—
Essential Services Holding Corporation	Delayed Draw Term Loan	6/17/2026	5,154	(28)
Essential Services Holding Corporation	Revolver	6/17/2030	3,222	(17)
Everbridge Holdings, LLC	Delayed Draw Term Loan	7/2/2026	11,101	(37)

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Everbridge Holdings, LLC	Revolver	7/2/2031	$7,303	$(35)
Excelitas Technologies Corp.	Delayed Draw Term Loan	5/1/2025	13,032	(181)
Excelitas Technologies Corp.	Revolver	8/14/2028	3,095	(46)
FLS Holding, Inc.	Revolver	12/17/2027	1,138	(91)
FMG Suite Holdings, LLC	Revolver	10/30/2026	929	(9)
FORTIS Solutions Group, LLC	Delayed Draw Term Loan	6/24/2025	10,281	—
FORTIS Solutions Group, LLC	Revolver	10/15/2027	1,319	—
Formstack Acquisition Co	Delayed Draw Term Loan	3/30/2026	17,485	(157)
Formstack Acquisition Co	Revolver	3/28/2030	11,688	(105)
Foundation Risk Partners Corp.	Revolver	10/29/2029	4,283	(18)
Fullsteam Operations, LLC	Delayed Draw Term Loan	11/27/2025	23,903	—
Fullsteam Operations, LLC	Revolver	11/27/2029	1,118	—
GC Waves Holdings, Inc.	Delayed Draw Term Loan	12/31/2024	20,167	(129)
GC Waves Holdings, Inc.	Revolver	8/10/2029	1,723	(11)
GI DI Cornfield Acquisition, LLC	Delayed Draw Term Loan	5/31/2026	16,333	(217)
GPS Merger Sub, LLC	Delayed Draw Term Loan	10/2/2025	3,668	(28)
GPS Merger Sub, LLC	Revolver	10/2/2029	2,934	(22)
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	3/26/2026	3,893	—
GS AcquisitionCo, Inc.	Revolver	5/25/2028	4,628	—
Galway Borrower, LLC	Delayed Draw Term Loan	2/6/2026	5,909	(105)
Galway Borrower, LLC	Revolver	9/29/2028	2,628	(47)
Gateway US Holdings, Inc.	Revolver	9/22/2026	484	—
Granicus, Inc.	Delayed Draw Term Loan	1/17/2026	1,383	(12)
Granicus, Inc.	Revolver	1/17/2031	8,771	—
GraphPad Software, LLC	Delayed Draw Term Loan	6/28/2026	10,055	—
GraphPad Software, LLC	Revolver	6/30/2031	4,190	—
Ground Penetrating Radar Systems, LLC	Delayed Draw Term Loan	4/5/2027	5,302	(45)
Ground Penetrating Radar Systems, LLC	Revolver	4/2/2031	1,518	(13)
HSI Halo Acquisition, Inc.	Delayed Draw Term Loan	6/28/2026	3,759	—
HSI Halo Acquisition, Inc.	Revolver	6/28/2030	3,031	—
Heartland Veterinary Partners, LLC	Revolver	12/10/2026	1,298	—
Helios Service Partners, LLC	Delayed Draw Term Loan	2/10/2025	15,290	(107)
Helios Service Partners, LLC	Revolver	3/19/2027	1,871	(2)
Hercules Borrower, LLC	Delayed Draw Term Loan	4/5/2026	29,963	(165)
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	3/27/2026	18,984	(106)
High Street Buyer, Inc.	Delayed Draw Term Loan	3/11/2026	28,023	(143)
High Street Buyer, Inc.	Revolver	4/16/2027	915	—
Hootsuite Inc.	Revolver	5/22/2030	2,100	(29)
Hyland Software, Inc.	Revolver	9/19/2029	3,699	—

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Icefall Parent, Inc.	Revolver	1/25/2030	$2,471	$(52)
Imagine 360, LLC	Delayed Draw Term Loan	9/20/2026	1,884	(9)
Imagine 360, LLC	Revolver	10/2/2028	1,166	(12)
Inszone Mid, LLC	Delayed Draw Term Loan	7/24/2026	18,116	(123)
Inszone Mid, LLC	Revolver	11/12/2029	3,308	(31)
Integrity Marketing Acquisition, LLC	Revolver	8/25/2028	1,097	—
Invictus Buyer, LLC	Delayed Draw Term Loan	6/3/2026	2,531	(15)
Invictus Buyer, LLC	Revolver	6/3/2031	938	(6)
Iris Buyer, LLC	Delayed Draw Term Loan	4/2/2025	980	(7)
Iris Buyer, LLC	Revolver	10/2/2029	2,883	(22)
Jonathan Acquisition Company	Revolver	12/22/2025	1,579	—
KENG Acquisition, Inc.	Delayed Draw Term Loan	8/1/2025	6,571	(33)
KENG Acquisition, Inc.	Revolver	8/1/2029	3,040	(12)
Kaseya, Inc.	Delayed Draw Term Loan	6/23/2025	2,339	—
Kaseya, Inc.	Revolver	6/25/2029	2,358	—
LJ Avalon Holdings, LLC	Delayed Draw Term Loan	10/1/2025	1,890	—
LJ Avalon Holdings, LLC	Revolver	2/1/2029	486	—
LeadVenture, Inc.	Delayed Draw Term Loan	8/28/2026	2,196	(11)
LegitScript, LLC	Revolver	6/24/2028	3,984	—
LogRhythm, Inc.	Revolver	7/2/2029	682	(19)
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	8/29/2026	2,736	(14)
MAI Capital Management Intermediate, LLC	Revolver	8/29/2031	1,032	(10)
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	1,071	(1)
MRI Software, LLC	Delayed Draw Term Loan	8/27/2026	7,502	(20)
MRI Software, LLC	Revolver	2/10/2027	5,480	(15)
Magneto Components Buyco, LLC	Delayed Draw Term Loan	6/5/2025	9,516	(52)
Magneto Components Buyco, LLC	Revolver	12/5/2029	7,930	(44)
Magnolia Wash Holdings	Revolver	7/14/2028	215	(17)
Mantech International CP	Delayed Draw Term Loan	6/14/2025	5,023	—
Mantech International CP	Revolver	9/14/2028	4,800	—
Mobile Communications America, Inc.	Delayed Draw Term Loan	10/16/2025	3,811	—
Mobile Communications America, Inc.	Revolver	10/16/2029	2,202	—
Model N, Inc.	Delayed Draw Term Loan	6/26/2026	5,429	—
Model N, Inc.	Revolver	6/27/2031	2,895	—
Montana Buyer, Inc.	Revolver	7/22/2028	3,074	—
Nasuni Corporation	Revolver	9/10/2030	4,490	(67)
Netwrix Corporation And Concept Searching, Inc.	Revolver	6/11/2029	1,579	(2)
Oak Purchaser, Inc.	Delayed Draw Term Loan	2/2/2025	4,490	(48)
Oak Purchaser, Inc.	Revolver	4/28/2028	1,241	(13)

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
PDFTron Systems, Inc.	Revolver	7/15/2026	$1,100	$(4)
PDI TA Holdings, Inc.	Delayed Draw Term Loan	2/1/2026	8,583	—
PDI TA Holdings, Inc.	Revolver	2/3/2031	3,754	—
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	9/6/2025	9,962	—
PT Intermediate Holdings III, LLC	Delayed Draw Term Loan	4/8/2026	4,240	(7)
Pareto Health Intermediate Holdings, Inc.	Revolver	6/1/2029	10,788	—
Patriot Growth Insurance Services, LLC	Revolver	10/16/2028	390	—
Peter C. Foy & Associates Insurance Services, LLC	Delayed Draw Term Loan	4/23/2026	1,545	(12)
Peter C. Foy & Associates Insurance Services, LLC	Revolver	11/1/2027	532	—
Pound Bidco, Inc.	Delayed Draw Term Loan	2/1/2027	308	(1)
Pound Bidco, Inc.	Revolver	2/1/2027	338	(1)
Procure Acquireco, Inc. (Procure Analytics)	Revolver	12/20/2028	952	—
Project Accelerate Parent, LLC	Revolver	2/24/2031	4,813	(19)
Project Boost Purchaser, LLC	Revolver	5/2/2028	738	—
Project Potter Buyer, LLC	Revolver	4/23/2026	885	—
Pye-Barker Fire & Safety, LLC	Delayed Draw Term Loan	5/24/2026	6,817	—
Pye-Barker Fire & Safety, LLC	Revolver	5/24/2030	2,197	—
RFS Opco, LLC	Revolver	4/4/2029	26,000	(239)
RSC Acquisition, Inc.	Delayed Draw Term Loan	2/14/2025	198	—
Randy's Holdings, Inc.	Delayed Draw Term Loan	11/1/2024	3,332	(3)
Randy's Holdings, Inc.	Revolver	11/1/2028	1,416	(1)
Raptor Merger Sub Debt, LLC	Revolver	4/1/2029	2,791	—
Redwood Services Group, LLC	Delayed Draw Term Loan	2/5/2026	10,952	(115)
Revalize, Inc.	Revolver	4/15/2027	351	(21)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	3/30/2027	16,890	(127)
Ridge Trail US Bidco, Inc.	Revolver	3/31/2031	4,785	(72)
Riskonnect Parent, LLC	Delayed Draw Term Loan	3/1/2026	5,249	(60)
Riskonnect Parent, LLC	Revolver	12/7/2028	4,463	(51)
RoadOne IntermodaLogistics	Revolver	12/29/2028	240	(5)
Routeware, Inc.	Delayed Draw Term Loan	9/18/2026	2,216	(11)
Routeware, Inc.	Revolver	9/18/2031	511	(5)
SV Newco 2, Inc.	Delayed Draw Term Loan	5/31/2026	22,051	(298)
SV Newco 2, Inc.	Revolver	6/2/2031	13,231	(179)
Securonix, Inc.	Revolver	4/5/2028	5,281	(499)
Sherlock Buyer Corp.	Revolver	12/8/2027	2,978	—
Smarsh, Inc.	Delayed Draw Term Loan	2/18/2025	1,071	—
Smarsh, Inc.	Revolver	2/16/2029	536	—
Sonny's Enterprises, LLC	Delayed Draw Term Loan	6/5/2026	3,067	(19)
Sonny's Enterprises, LLC	Revolver	8/5/2027	5,564	(34)

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Spectrum Automotive Holdings Corp.	Delayed Draw Term Loan	3/24/2026	$512	$(6)
Spectrum Automotive Holdings Corp.	Revolver	6/29/2027	378	(5)
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	4/25/2026	2,250	(23)
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	1,250	—
Summit Acquisition, Inc.	Delayed Draw Term Loan	11/1/2024	4,965	—
Summit Acquisition, Inc.	Revolver	5/1/2029	2,483	—
Superman Holdings, LLC	Delayed Draw Term Loan	8/28/2026	8,299	(21)
Superman Holdings, LLC	Revolver	8/29/2031	3,675	(18)
Surewerx Purchaser III, Inc.	Delayed Draw Term Loan	12/28/2025	845	(3)
Surewerx Purchaser III, Inc.	Revolver	12/28/2028	420	(2)
Suveto	Revolver	9/9/2027	257	(3)
Sweep Purchaser, LLC	Revolver	6/30/2027	469	—
Tamarack Intermediate, LLC	Revolver	3/13/2028	3,375	—
Tank Holding Corp.	Delayed Draw Term Loan	11/22/2025	1,928	(34)
Tank Holding Corp.	Revolver	3/31/2028	544	(10)
Thrive Buyer, Inc. (Thrive Networks)	Revolver	1/22/2027	227	(2)
Tidi Legacy Products, Inc.	Delayed Draw Term Loan	6/19/2025	2,961	(18)
Tidi Legacy Products, Inc.	Revolver	12/19/2029	2,132	(13)
Transit Technologies, LLC	Delayed Draw Term Loan	8/20/2026	4,318	(21)
Transit Technologies, LLC	Revolver	8/20/2030	2,591	(26)
Trintech, Inc.	Revolver	7/25/2029	4,336	(84)
Triple Lift, Inc.	Revolver	5/5/2028	1,057	(58)
Trunk Acquisition, Inc.	Revolver	2/19/2026	1,071	(8)
Two Six Labs, LLC	Delayed Draw Term Loan	10/9/2025	5,000	(59)
Two Six Labs, LLC	Revolver	8/20/2027	915	(11)
UpStack, Inc.	Delayed Draw Term Loan	8/23/2026	2,125	(10)
UpStack, Inc.	Revolver	8/25/2031	850	(8)
V Global Holdings, LLC	Revolver	12/22/2025	523	(34)
VRC Companies, LLC	Delayed Draw Term Loan	8/15/2025	8,720	—
VRC Companies, LLC	Revolver	6/29/2027	959	—
Vardiman Black Holdings, LLC	Delayed Draw Term Loan	3/29/2026	302	—
Vehlo Purchaser, LLC	Delayed Draw Term Loan	10/5/2025	41,821	(347)
Vehlo Purchaser, LLC	Revolver	5/24/2028	370	(3)
Vensure Employer Services, Inc.	Delayed Draw Term Loan	9/27/2026	7,187	(36)
Verdantas, LLC	Revolver	5/6/2030	3,538	(47)
Vertex Service Partners, LLC	Delayed Draw Term Loan	11/8/2025	147	(2)
Vertex Service Partners, LLC	Revolver	11/8/2030	2,200	(25)
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	7/24/2026	9,653	(47)
Vessco Midco Holdings, LLC	Revolver	7/24/2031	3,771	(37)

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Victors Purchaser, LLC	Delayed Draw Term Loan	8/15/2026	$2,685	$(13)
Victors Purchaser, LLC	Revolver	8/15/2031	1,535	(15)
World Insurance Associates, LLC	Revolver	4/3/2028	970	(19)
YI, LLC	Delayed Draw Term Loan	6/1/2025	3,727	(12)
YI, LLC	Revolver	12/3/2029	2,795	(9)
Zarya Intermediate, LLC	Revolver	7/1/2027	3,789	(13)
iCIMS, Inc.	Delayed Draw Term Loan	10/23/2024	1,148	—
iCIMS, Inc.	Revolver	8/18/2028	430	—
Total First Lien Debt Unfunded Commitments			$1,053,779	$(7,291)
Total Unfunded Commitments			$1,053,779	$(7,291)

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
(11)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2023, non-qualifying assets represented 5.76% of total assets as calculated in accordance with regulatory requirements.

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
September 30, 2024
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
The Company was formed as a Delaware limited liability company on March 4, 2021 and commenced investment operations on February 1, 2022. The Company is externally managed by MS Capital Partners Adviser Inc., an indirect wholly owned subsidiary of Morgan Stanley (the “Adviser” or “Investment Adviser”). The Investment Adviser is an indirect, wholly owned subsidiary of Morgan Stanley.
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
On July 15, 2024, the Company acquired SL Investment Corp. (“SLIC”) pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”), dated as of May 28, 2024, by and among SLIC, the Company, Cobalt Merger Sub, Inc. (“Merger Sub”), a wholly-owned subsidiary of the Company, and the Adviser. Pursuant to the Merger Agreement, SLIC was merged with and into the Company in a two-step transaction with the Company as the surviving company (the “Transaction”). See Note 11 “SLIC Acquisition.”

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

The Company has formed wholly owned subsidiaries for the purpose of holding certain investments in portfolio companies made by the Company. As of September 30, 2024, the Company’s wholly owned subsidiaries were formed as Delaware limited liability companies and included: PIF CA SPV LLC (“CA SPV”), NHPIF Equity Holdings SPV LLC (“Equity Holdings”), PIF Financing SPV LLC (“Financing SPV”), PIF Financing II SPV LLC (“Financing II SPV”), Broadway Funding Holdings LLC (“Broadway Holdings”), SLIC Financing SPV LLC (“SLIC Financing SPV”), SLIC CA SPV LLC (“SLIC CA”) and SLIC Equity Holdings LLC (“SLIC Equity Holdings,” and collectively with CA SPV, Equity Holdings, Financing SPV, Financing II SPV, Broadway Holdings, SLIC Financing SPV and SLIC CA the “subsidiaries”). The Company consolidates its wholly owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary’s formation.
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
As of September 30, 2024, the Company had certain investments in three portfolio companies on non-accrual status. The amortized cost of investments on non-accrual status as of September 30, 2024 was $31,651. As of December 31, 2023, the Company had certain investments in two portfolio companies on non-accrual status. The amortized cost of investments on non-accrual status as of December 31, 2023 was $25,201.
Offering Costs
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three and nine months ended September 30, 2024, the Company accrued $— and $15 of U.S. federal excise tax, respectively. For the three and nine months ended September 30, 2023, the Company did not accrue any U.S. federal excise tax.
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
(3)RELATED PARTY TRANSACTIONS
Investment Advisory Agreement
On November 4, 2021, the Company entered into an investment advisory agreement with our Adviser (the “Investment Advisory Agreement”). The Investment Advisory Agreement had an initial term of two years and continues thereafter from year to year if approved annually by the Board of Directors or the Company’s unitholders, including, in each case, a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”). The renewal of the Investment Advisory Agreement was most recently approved in August 2024.
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
For the three and nine months ended September 30, 2024, base management fees were $9,677 and $26,620, respectively. For the three and nine months ended September 30, 2023, base management fees were $5,554 and $14,519, respectively. As of September 30, 2024 and December 31, 2023, $9,677 and $6,529, respectively, was payable to the Investment Adviser relating to base management fees.
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
•100% of pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 1.4286% in any quarter (5.7143% annualized). The Company refers to this portion of the pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 1.4286%) as the “catch-up.” The “catch-up” is meant to provide the Investment Adviser with approximately 12.5% of the Company’s pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeds 1.4286% in any calendar quarter; and
•12.5% of the pre-incentive fee net investment income, if any, that exceeds 1.4286% in any calendar quarter (5.7143% annualized), which reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of the Company’s all pre-incentive fee net investment income is paid to the Investment Adviser.
For the three and nine months ended September 30, 2024, income-based incentive fees were $12,045 and $27,400, net of waiver, respectively. For the three and nine months ended September 30, 2023, income-based incentive fees were $6,999 and $16,949, net of waiver, respectively. As of September 30, 2024 and December 31, 2023, $12,045 and $7,833, respectively, was payable to the Investment Adviser relating to income-based incentive fees.
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
For the three and nine months ended September 30, 2024 and for the three and nine months ended September 30, 2023, there were no capital gains incentive fees accrued to the Investment Adviser.
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
For the three and nine months ended September 30, 2024, the Company incurred $57 and $109, respectively, of expenses under the Administration Agreement. For the three and nine months ended September 30, 2023, the Company incurred $41 and $84, respectively, of expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations. Amounts unpaid and included in the payable to affiliates on the Consolidated Statements of Financial Condition as of September 30, 2024 and December 31, 2023 were $70 and $93, respectively.
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
For the three and nine months ended September 30, 2024, the Company incurred $6,581 and $18,101 expenses, respectively, under the MSDI Agreement, which were recorded in servicing fees on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2023, the Company incurred $3,777 and $9,873 expenses, respectively, under the MSDI Agreement, which were recorded in servicing fees on the Consolidated Statements of Operations. Amounts unpaid and included in the accrued expenses and other liabilities on the Consolidated Statements of Financial Condition as of September 30, 2024 and December 31, 2023 were $4,960 and $3,390, respectively.
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

For the three and nine months ended September 30, 2024, the Investment Adviser made Expense Payments on behalf of the Company of $1,100 and $2,700, respectively, under the Expense Support Agreement, which were recorded as expense support on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2024, the Company repaid Expense Payments of $400 under the Expense Support Agreement, which were recorded as recoupment of expense support on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2023, the Investment Adviser did not make any Expense Payments on behalf of the Company.
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

(4) INVESTMENTS
The composition of the Company’s investment portfolio was as follows:

	September 30, 2024			December 31, 2023 (1)
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$5,645,140	$5,623,114	98.7%	$3,154,304	$3,127,610	97.9%
Second Lien Debt	16,496	15,902	0.3	37,685	32,040	1.0
Other Debt Investments	6,288	6,315	0.1	2,501	2,484	0.1
Equity	53,229	53,329	0.9	32,959	33,352	1.0
Total	$5,721,153	$5,698,660	100.0%	$3,227,449	$3,195,486	100.0%
(1) The Company reclassified certain investment composition groupings by breaking out Other Securities into Other Debt Investments and Equity. These reclassifications had no impact on the Consolidated Statements of Financial Condition as of December 31, 2023.

The industry composition of investments at fair value was as follows:

	September 30, 2024 (1)	December 31, 2023
Aerospace & Defense	1.6%	0.9%
Air Freight & Logistics	1.0	2.4
Automobile Components	1.7	1.8
Automobiles	2.2	0.8
Beverages	0.1	0.2
Biotechnology	0.7	0.4
Broadline Retail	—	0.2
Building Products	0.2	0.4
Chemicals	1.4	2.3
Commercial Services & Supplies	8.9	6.5
Construction & Engineering	2.1	1.1
Construction Materials	—	0.2
Consumer Finance	—	0.2
Consumer Staples Distribution & Retail	0.6	0.2
Containers & Packaging	1.2	0.6
Distributors	3.3	4.7
Diversified Consumer Services	5.9	5.4
Electrical Equipment	—	0.1
Electronic Equipment, Instruments & Components	2.6	4.0
Entertainment	0.1	—
Financial Services	3.0	3.0

Food Products	0.1	—
Ground Transportation	0.7	0.2
Health Care Equipment & Supplies	1.2	2.1
Health Care Providers & Services	6.6	9.3
Health Care Technology	2.0	3.7
Household Products	—	0.2
Household Durables	0.1	—
Industrial Conglomerates	2.6	2.6
Insurance Services	11.8	14.0
Interactive Media & Services	0.8	0.2
IT Services	4.8	2.6
Leisure Products	—	0.3
Life Sciences Tools & Services	0.7	0.2
Machinery	1.7	1.2
Media	0.1	0.2
Metals & Mining	—	0.2
Multi-Utilities	1.5	0.9
Personal Care Products	—	0.1
Pharmaceuticals	0.7	1.7
Professional Services	3.9	2.7
Real Estate Management & Development	2.3	3.6
Software	21.1	18.1
Specialty Retail	0.1	0.1
Transportation Infrastructure	0.2	—
Trading Companies & Distributors	0.1	—
Wireless Telecommunication Services	0.3	0.4
Total	100.0%	100.0%
(1)The Company reclassified certain industry groupings of its portfolio companies presented in the consolidated financial statements as of September 30, 2024 to align with the recently updated GICS, where applicable. These reclassifications had no impact on the prior period’s Consolidated Statement of Financial Condition.

The geographic composition of investments at cost and fair value was as follows:

	September 30, 2024			December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Australia	$35,797	$36,557	0.6%	$56,971	$57,389	1.8%
Canada	120,794	120,630	2.1	25,650	25,481	0.8
United Kingdom	44,782	42,740	0.8	44,254	45,077	1.4
United States	5,519,780	5,498,733	96.5	3,100,574	3,067,539	96.0
Total	$5,721,153	$5,698,660	100.0%	$3,227,449	$3,195,486	100.0%
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
The Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.
The following tables present the fair value hierarchy of the investments as of:

	September 30, 2024				December 31, 2023 (1)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$504,217	$5,118,897	$5,623,114	$—	$416,752	$2,710,858	$3,127,610
Second Lien Debt	—	13,972	1,930	15,902	—	10,332	21,708	32,040
Other Debt Investments	—	—	6,315	6,315	—	—	2,484	2,484
Equity	—	—	53,329	53,329	—	—	33,352	33,352
Total Investments	$—	$518,189	$5,180,471	$5,698,660	$—	$427,084	$2,768,402	$3,195,486
Cash equivalents	$20,330	$—	$—	$20,330	$—	$—	$—	$—

(1) The Company reclassified certain investment composition groupings by breaking out Other Securities into Other Debt Investments and Equity. These reclassifications had no impact on the Consolidated Statements of Financial Condition as of December 31, 2023.

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended September 30, 2024:

	First Lien Debt	Second Lien Debt	Other Debt	Equity	Total Investments
Fair value, beginning of period	$3,711,698	$771	$5,456	$40,056	$3,757,981
Purchases of investments (1)	1,772,718	2,142	652	12,941	1,788,453
Proceeds from principal repayments and sales of investments (2)	(347,106)	(1,000)	—	(173)	(348,279)
Accretion of discount/amortization of premium	6,842	1	27	—	6,870
Payment-in-kind	3,366	17	130	375	3,888
Net change in unrealized appreciation (depreciation)	(1,608)	10,504	50	312	9,258
Net realized gains (losses)	(9,102)	(10,505)	—	(182)	(19,789)
Transfers into/out of Level 3 (3)	(17,911)	—	—	—	(17,911)
Fair value, end of period	$5,118,897	$1,930	$6,315	$53,329	$5,180,471

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2024	$(783)	$10,504	$51	$312	$10,084
(1) Purchases may include investments received in corporate action action and restructurings.
(2) Sales may include investments received in corporate action action and restructurings.
(3) Transfer of portfolio investments within the three-level hierarchy is recorded during the period of such reclassification occurrence at the fair value as of the beginning of the respective period. Generally, reclassifications are primarily due to increase/decrease of price transparency.

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the nine months ended September 30, 2024:

	First Lien Debt	Second Lien Debt	Other Debt	Equity	Total Investments
Fair value, beginning of period	$2,710,858	$21,708	$2,484	$33,352	$2,768,402
Purchases of investments (1)	2,995,680	2,406	3,537	17,201	3,018,824
Proceeds from principal repayments and sales of investments (2)	(599,654)	(17,500)	—	(173)	(617,327)
Accretion of discount/amortization of premium	14,066	393	34	—	14,493
Payment-in-kind	8,692	26	217	3,424	12,359
Net change in unrealized appreciation (depreciation)	9,353	5,402	43	(293)	14,505
Net realized gains (losses)	(10,963)	(10,505)	—	(182)	(21,650)
Transfers into/out of Level 3 (3)	(9,135)	—	—	—	(9,135)
Fair value, end of period	$5,118,897	$1,930	$6,315	$53,329	$5,180,471

Net change in unrealized appreciation (depreciation) from investments still held as of September 30 2024	$8,740	$4,779	$43	$(293)	$13,269
(1) Purchases may include investments received in corporate action action and restructurings.
(2) Sales may include investments received in corporate action action and restructurings.
(3) Transfer of portfolio investments within the three-level hierarchy is recorded during the period of such reclassification occurrence at the fair value as of the beginning of the respective period. Generally, reclassifications are primarily due to increase/decrease of price transparency.
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

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the nine months ended September 30, 2023:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$1,459,294	$26,043	$29,393	$1,514,730
Purchases of investments	967,011	8	1,193	968,212
Proceeds from principal repayments and sales of investments	(136,809)	—	—	(136,809)
Accretion of discount/amortization of premium	5,422	64	8	5,494
Payment-in-kind	2,449	—	2,312	4,761
Net change in unrealized appreciation (depreciation)	26,757	(2,632)	84	24,209
Net realized gains (losses)	89	—	—	89
Transfers into/out of Level 3	(12,491)	—	—	(12,491)
Fair value, end of period	$2,311,722	$23,483	$32,990	$2,368,195

Net change in unrealized appreciation (depreciation) from investments still held as of September 30 2023	$25,479	$(2,632)	$84	$22,931

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of September 30, 2024 and December 31, 2023, respectively. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	September 30, 2024
	Fair Value	Valuation Technique (2)	Significant Unobservable Input	Range (1)		Weighted Average (3)
				Low	High
Investments in first lien debt	$5,118,897	Yield Analysis	Discount Rate	7.68%	27.85%	9.80%
Investments in second lien debt	1,930	Yield Analysis	Discount Rate	9.65%	13.95%	12.19%
Unsecured debt	6,062	Yield Analysis	Discount Rate	9.90%	14.90%	12.40%
	253	Market Approach	EBITDA Multiple			9.00x
Preferred equity	40,769	Income Approach	Discount Rate	9.88%	15.16%	14.53%
	3,109	Market Approach	EBITDA Multiple			8.50x
Common equity	3,829	Market Approach	Revenue Multiple	7.58x	9.93x	9.08x
	5,622	Market Approach	EBITDA Multiple	7.00x	18.70x	14.59x
Total Investments	$5,180,471
(1) For an asset category that contains a single investment, the range is not included.
(2) During the nine months ended September 30, 2024, one unsecured debt position with a fair value of $3.03 million transitioned from an income approach to a yield analysis valaution technique.
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

Financial instruments disclosed but not carried at fair value
The Company’s debt is presented at carrying value on the Consolidated Statements of Financial Condition. The fair value of the Company’s credit facilities and unsecured notes are estimated in accordance with the Company’s valuation policy. The carrying value and fair value of the Company’s debt were as follows:

		September 30, 2024		December 31, 2023
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
ING Facility	3	$309,343	$309,343	$6,168	$6,168
Wells Funding Facility	3	548,250	548,250	—	—
CBNA Funding Facility	3	93,750	93,750	25,500	25,500
JPM Funding Facility	3	558,073	558,073	—	—
Series A 2026 Notes(1)(5)	3	202,927	204,211	202,381	204,000
Series A 2028 Notes(1)(5)	3	144,906	146,852	144,673	146,000
Series B 2026 Notes(2)(5)	3	106,246	107,222	105,941	107,000
Series B 2028 Notes(2)(5)	3	126,877	128,840	126,659	128,000
Series C 2027 Notes(3)(5)	3	135,400	139,316	135,127	138,706
Series C 2029 Notes(3)(5)	3	162,008	169,081	161,839	167,834
Series D 2027 Notes(4)(5)	3	98,917	101,189	—	—
Series D 2029 Notes(4)(5)	3	197,786	203,261	—	—
Total		$2,684,483	$2,709,388	$908,288	$923,208
(1) The carrying value of the Company’s Series A 2026 Notes and Series A 2028 Notes (each as defined below) were presented net of unamortized debt issuance costs of $1,073 and $1,094, respectively, as of September 30, 2024 and $1,619 and $1,327, respectively, as of December 31, 2023.
(2) The carrying value of the Company’s Series B 2026 Notes and Series B 2028 Notes (each as defined below) were presented net of unamortized debt issuance costs of $754 and $1,123, respectively, as of September 30, 2024 and $1,059 and $1,341, respectively, as of December 31, 2023.
(3) The carrying value of the Company’s Series C 2027 Notes and Series C 2029 Notes (each as defined below) were presented net of unamortized debt issuance costs of $1,100 and $1,492, respectively, as of September 30, 2024 and $1,372 and $1,661, respectively, as of December 31, 2023.
(4) The carrying value of the Company’s Series D 2027 Notes and Series D 2029 Notes (each as defined below) issued on August 05, 2024 were presented net of unamortized debt issuance costs of $1,083 and $2,214, respectively, as of September 30, 2024.
(5) Inclusive of change in fair market value of effective hedge.
The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.

(6)DEBT
The Company’s outstanding debt obligations were as follows:

	September 30, 2024			December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
ING Facility(1)	$1,350,000	$309,343	$1,040,657	$925,000	$6,168	$918,832
Wells Funding Facility	900,000	548,250	351,750	750,000	—	750,000
CBNA Funding Facility	375,000	93,750	281,250	235,000	25,500	209,500
JPM Funding Facility	1,200,000	558,073	641,927	—	—	—
Series A 2026 Notes(2)	204,000	204,000	—	204,000	204,000	—
Series A 2028 Notes(2)	146,000	146,000	—	146,000	146,000	—
Series B 2026 Notes(3)	107,000	107,000	—	107,000	107,000	—
Series B 2028 Notes(3)	128,000	128,000	—	128,000	128,000	—
Series C 2027 Notes(4)	136,500	136,500	—	136,500	136,500	—
Series C 2029 Notes(4)	163,500	163,500	—	163,500	163,500	—
Series D 2027 Notes(5)	100,000	100,000	—	—	—	—
Series D 2029 Notes(5)	200,000	200,000	—	—	—	—
Total	$5,010,000	$2,694,416	$2,315,584	$2,795,000	$916,668	$1,878,332
(1) Under the ING Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2024, the Company had borrowings denominated in Euros (EUR) of 5,618. As of December 31, 2023, the Company had borrowings denominated in Euros (EUR) of 5,618. As of September 30, 2024, the Company had borrowings denominated in Canadian dollars (CAD) of 2,800. As of December 31, 2023, the Company had no borrowings denominated in Canadian dollars (CAD).
(2) The carrying value of the Company’s Series A 2026 Notes and Series A 2028 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $1,073 and $1,094, respectively, as of September 30, 2024 and $1,619 and $1,327, respectively, as of December 31, 2023.
(3) The carrying value of the Company’s Series B 2026 Notes and Series B 2028 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $754 and $1,123, respectively, as of September 30, 2024 and $1,059 and $1,341, respectively, as of December 31, 2023.
(4) The carrying value of the Company’s Series C 2027 Notes and Series C 2029 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $1,100 and $1,492, respectively, as of September 30, 2024 and $1,372 and $1,661, respectively, as of December 31, 2023.
(5) The carrying value of the Company’s Series D 2027 Notes and Series D 2029 Notes issued on August 05, 2024 were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $1,083 and $2,214, respectively, as of September 30, 2024.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Combined weighted average interest rate (1)	7.98%	7.97%	8.33%	7.47%
Combined weighted average effective interest rate(2)	8.40%	8.44%	8.82%	7.89%
Combined weighted average debt outstanding	$2,438,561	$927,513	$1,497,160	$819,065
(1) Excludes unused commitment fees, amortization of financing costs and net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items.
(2) Excludes unused commitment fees and net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items.

ING Facility

On February 1, 2022, the Company initially entered into a senior secured revolving credit agreement (as amended, restated, supplemented or otherwise modified from time to time, the “ING Facility”) with the Company, as borrower, ING, as administrative agent, Sumitomo Mitsui Banking Corporation, MUFG Union Bank, N.A., and Truist Securities, Inc. as joint lead arrangers, and the lenders from time to time party thereto. Pursuant to the ING Facility, the lenders have agreed to extend credit to the Company in an aggregate principal amount of up to $1,350,000, subject to availability under a borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness. Maximum capacity under the ING Facility may be increased to $2,025,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The availability period of the ING Facility will terminate on July 15, 2028 and will mature on July 15, 2029.
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Borrowings under the ING Facility bear interest at a per annum rate equal to, (x) for loans for which the Company elects the base rate option, the “alternate base rate” (which is the highest of (a) the prime rate as publicly announced by The Wall Street Journal, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions, as published by the Federal Reserve Bank of New York plus (ii) 0.5%, and (c) one month SOFR plus 1% per annum) plus 0.875%, and (y) for loans for which the Company elects the SOFR option, the applicable SOFR rate for the related interest period for such borrowing plus 1.875% per annum. The Company pays an unused fee of 0.375% per annum on the daily unused amount of the revolver commitments. As of September 30, 2024, the Company was in compliance with all covenants and other requirements of the ING Facility.

The summary information of the ING Facility is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Borrowing interest expense	$5,399	$1,549	$6,318	$10,561
Facility unused commitment fees	959	804	2,666	2,020
Amortization of deferred financing costs	495	305	1,131	901
Total	$6,853	$2,658	$10,115	$13,482
Weighted average interest rate	7.36%	6.99%	7.34%	6.49%
Weighted average outstanding balance	$287,216	$86,535	$113,060	$214,644

Wells Funding Facility
On June 29, 2022, the Company initially entered into (i) a contribution agreement (the “Wells Contribution Agreement”) with Financing SPV, pursuant to which the Company contributed to Financing SPV certain loans it has originated or acquired, or will originate or acquire (the “Loans”) from time to time, (ii) a loan and servicing agreement (as amended, restated, supplemented or otherwise modified from time to time, the “Loan and Servicing Agreement” and, together with the Wells Contribution Agreement, the “Wells Agreements”) with Financing SPV, as the borrower, Wells Fargo Bank, National Association (“Wells”), as the administrative agent and swingline lender, the Company, as the equityholder and as the servicer, and State Street Bank and Trust Company, as collateral agent and as collateral custodian, pursuant to which Wells has agreed to extend credit to Financing SPV in an aggregate principal amount up to $900,000 at any one time outstanding (the “Wells Funding Facility”) and (iii) various supporting documentation, including an account control agreement.
The obligations of Financing SPV under the Wells Funding Facility are secured by all of the assets held by Financing SPV, including the Loans contributed or transferred by the Company to Financing SPV. The Wells Funding Facility is a revolving funding facility with a reinvestment period ending July 12, 2027 and a final maturity date of July 12, 2029. Subject to certain conditions, the reinvestment period and final maturity are both subject to a one-year extension. Advances under the Wells Funding Facility are available in US dollars, pound sterling, Euros or Canadian dollars, and subject to certain exceptions, the interest charged on the Wells Funding Facility is based on Daily Simple SOFR (Dollar), SONIA (GBP), EURIBOR (Euros), CORRA (Canadian dollars), AUD (Australian dollars) or as applicable (or, if any such reference rate is not available, a benchmark replacement or a “base rate” (which is the greater of a prime rate and the federal funds rate plus 1.50%), as applicable), plus a margin equal to 2.25%. SONIA, EURIBOR and CORRA are subject to a floor of zero. Under the Wells Agreements, the Company and Financing SPV, as applicable, have made representations and warranties regarding the Loans, as well as their businesses, and are required to comply with various covenants, servicing procedures, limitations on disposition of Loans, reporting requirements and other customary requirements for similar revolving funding facilities. The Loan and Servicing Agreement includes usual and customary events of default for revolving funding facilities of this nature, including allowing Wells, upon a default, to accelerate and foreclose on the Loans and to pursue the rights under the Loans directly with the obligors thereof. As of September 30, 2024, the Company was in compliance with all covenants and other requirements of the Wells Funding Facility.
The summary information of the Wells Funding Facility is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Borrowing interest expense	$9,808	$7,294	$12,757	$17,527
Facility unused commitment fees	795	738	4,797	1,550
Amortization of deferred financing costs	505	414	1,241	961
Total	$11,108	$8,446	$18,795	$20,038
Weighted average interest rate	7.59%	7.97%	7.69%	7.59%
Weighted average outstanding balance	$505,967	$358,152	$217,897	$304,531
CBNA Funding Facility
On September 12, 2023, the Company entered into (i) a contribution agreement (the “CBNA Contribution Agreement”) with Financing II SPV, pursuant to which the Company will contribute to Financing II SPV certain loans it has originated or acquired, or will originate or acquire (the “Loans”) from time to time, (ii) a loan and security agreement (the “Loan and Security Agreement” and, together with the CBNA Contribution Agreement, the “CBNA Agreements”) with Financing II SPV, as the borrower, Citizens Bank, N.A. (“CBNA”), as the facility agent, the lenders party thereto (collectively, the “Lenders”), the Company, as the servicer, as the equityholder and as the transferor, and State Street Bank and Trust Company, as collateral agent, as account bank and as collateral custodian, pursuant to which the Lenders have agreed to (a) extend credit to Financing II SPV in an aggregate principal amount of up to $375,000 at any one time outstanding, and (b) following September 12, 2023 and prior to the date that is 180 days following September 12, 2023, subject to certain conditions, allow Financing II SPV to elect to increase the outstanding commitments of CBNA by an additional $100,000 (which aggregate amounts may be increased to a maximum of $750,000, subject to certain conditions set forth in the Loan and Security Agreement) (the “CBNA Funding Facility”) and (iii) various supporting documentation, including an account control agreement.
The obligations of Financing II SPV under the CBNA Funding Facility are secured by all of the assets held by Financing II SPV, including the Loans contributed or transferred by the Company to Financing II SPV. The CBNA Funding Facility is a revolving funding facility with a reinvestment period ending July 10, 2027 and a final maturity date of July 10, 2029. Advances under the CBNA Funding Facility are available in US dollars, and subject to certain exceptions, the interest charged on the CBNA Funding Facility is based on Term SOFR (or, if such reference rate is not available, a benchmark replacement or a “base rate” (which is the greatest of the Daily SOFR Rate, a prime rate, and the federal funds rate plus 0.50%), as applicable), plus a margin equal to (i) 2.25% during the reinvestment period or (ii) 2.90% after the reinvestment period. Term SOFR is subject to a floor of zero. Under the CBNA Agreements, the Company and Financing II SPV, as applicable, have made representations and warranties regarding the Loans, as well as their businesses, and are required to comply with various covenants, servicing procedures, limitations on disposition of Loans, reporting requirements and other customary requirements for similar revolving funding facilities. The Loan and Security Agreement includes usual and customary events of default for revolving funding facilities of this nature, including allowing CBNA, upon a default, to accelerate and foreclose on the Loans and to pursue the rights under the Loans directly with the obligors thereof. As of September 30, 2024, the Company was in compliance with all covenants and other requirements of the CBNA Funding Facility.
The summary information of the CBNA Funding Facility is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023(1)	September 30, 2024	September 30, 2023(1)
Borrowing interest expense	$1,964	$—	$3,575	$—
Facility unused commitment fees	334	62	1,060	62
Amortization of deferred financing costs	253	27	623	27
Total	$2,551	$89	$5,258	$89
Weighted average interest rate	7.58%	—%	7.84%	—%
Weighted average outstanding balance	$101,359	$—	$59,926	$—
(1) For the three and nine months ended September 30, 2023, calculated for the period from September 12, 2023 (CBNA Funding Facility closing date) through September 30, 2023.
JPM Funding Facility
On July 15, 2024, following the consummation of the Transaction, the Company became party to and assumed SLIC’s obligations under the Amended and Restated Loan and Security Agreement, initially dated as of November 24, 2021 (as amended, the “JPM Facility”), among SLIC Financing SPV, the Company, as successor by merger to SLIC, as parent and servicer and a pledgor, U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary, JP Morgan Chase Bank, N.A., as administrative agent (“JPM”), the lenders party thereto, and the issuing banks party thereto. Pursuant to the JPM Facility, JPM has agreed to extend credit to SLIC Financing SPV in an aggregate principal amount, as of September 30, 2024, of up to $1,200,000 at any one time outstanding, subject to the satisfaction of various conditions, including availability under the borrowing base, which is based on a combination of unfunded capital commitments and loan collateral.

The JPM Facility is a revolving funding facility with a reinvestment period ending July 15, 2027 (or upon the occurrence of certain events as specified therein) and a final maturity date of July 13, 2029. Advances under the JPM Funding Facility are available in U.S. dollars and other permitted currencies. As of September 30, 2024, the interest charged on the JPM Funding Facility is based on SOFR (or, if SOFR is not available, a benchmark replacement or a “base rate” (which is the greater of a prime rate and the federal funds rate plus 0.50%), as applicable), SONIA, EURIBOR or CORRA, as applicable, plus a margin of 2.25%, as set forth in the JPM Facility.
The summary information of the JPM Funding Facility is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024(1)	September 30, 2023	September 30, 2024(1)	September 30, 2023
Borrowing interest expense	$9,151	N/A	$9,151	N/A
Facility unused commitment fees	1,043	N/A	1,043	N/A
Amortization of deferred financing costs	538	N/A	538	N/A
Total	$10,732	N/A	$10,732	N/A
Weighted average interest rate	7.57%	N/A	7.57%	N/A
Weighted average outstanding balance	$558,073	N/A	$558,073	N/A
(1) For the three and nine months ended September 30, 2024, calculated for the period from July 15, 2024 through September 30, 2024.
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
The Series A Notes were delivered and paid for on March 16, 2023, subject to certain customary closing conditions. The Series A 2026 Notes have a fixed interest rate of 8.10% per year and will mature on March 16, 2026 unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the March 2023 NPA. The Series A 2028 Notes have a fixed interest rate of 8.13% per year and will mature on March 16, 2028 unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the March 2023 NPA. Interest on the Series A Notes is due semiannually in March and September of each year. Subject to the terms of the March 2023 NPA, the Company may redeem the Series A 2026 Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if redeemed on or before December 16, 2025, a make-whole premium, and the Company may redeem the Series A 2028 Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if redeemed on or before December 16, 2027, a make-whole premium. The Company’s obligations under the March 2023 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. As of September 30, 2024, the Company was in compliance with all covenants and other requirements of the Series A Notes.
In connection with the Series A Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the Series A 2026 Notes, the Company receives a fixed interest rate of 8.10% per annum and pays a floating interest rate of SOFR + 4.34% per annum on $204,000 notional amount of the Series A 2026 Notes. Under the interest rate swap agreement related to the Series A 2028 Notes, the Company receives a fixed interest rate of 8.13% per annum and pays a floating interest rate of SOFR + 4.56% per annum on $146,000 notional amount of the Series A 2028 Notes. The interest rate swaps related to the Series A 2026 Notes and Series A 2028 Notes mature on March 16, 2026 and March 16, 2028, respectively. The interest expense related to the Series A Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company's Consolidated Statements of Operations. As of September 30, 2024, the interest rate swaps had a fair value of $129 and $798, respectively, related to the Series A 2026 Notes and Series A 2028 Notes. Based on the fair value measurement hierarchy, the swaps are classified as Level 3 investments. Depending on the nature of the balance at period end, the fair value of the interest rate swaps are either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company's Consolidated Statements of Financial Condition. The change in fair value of the interest rate swaps is offset by the change in fair value of the Series A Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.
The summary information of the Series A 2026 Notes was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Borrowing interest expense	$4,232	$4,132	$12,494	$8,951
Amortization of debt issuance costs	186	187	553	406
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	67	N/A	81	N/A
Total	$4,485	$4,319	$13,128	$9,357
Effective interest rate	8.30%	8.10%	8.17%	8.10%
The summary information of the Series A 2028 Notes was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Borrowing interest expense	$3,051	$2,968	$8,986	$6,429
Amortization of debt issuance costs	80	82	238	178
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	34	N/A	54	N/A
Total	$3,165	$3,050	$9,278	$6,607
Effective interest rate	8.36%	8.13%	8.21%	8.13%
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
The Series B 2026 Notes have a fixed interest rate of 8.84% per year and the Series B 2028 Notes have a fixed interest rate of 8.88% per year, subject to a step up to the extent a Below Investment Grade Event (as defined in the August 2023 NPA) or a Secured Debt Ratio Event (as defined in the August 2023 NPA) occurs. The Series B 2026 Notes will mature on August 10, 2026 and the Series B 2028 Notes will mature on August 10, 2028, unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the August 2023 NPA. Interest on the Series B Notes will be due semiannually in March and September of each year, beginning in March 2024. In addition, the Company is obligated to offer to repay the Series B Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the August 2023 NPA, the Company may redeem the Series B Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if the Series B 2026 Notes are redeemed on or before May 10, 2026 or the Series B 2028 Notes are redeemed on or before May 10, 2028, a make-whole premium. As of September 30, 2024, the Company was in compliance with all covenants and other requirements of the Series B Notes.
In connection with the Series B Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the Series B 2026 Notes, the Company receives a fixed interest rate of 8.84% per annum and pays a floating interest rate of SOFR + 5.13% per annum on $107,000 notional amount of the Series B 2026 Notes. Under the interest rate swap agreement related to the Series B 2028 Notes, the Company receives a fixed interest rate of 8.88% per annum and pays a floating interest rate of SOFR + 5.30% per annum on $128,000 notional amount of the Series B 2028 Notes. The interest rate swaps related to the Series B 2026 Notes and Series B 2028 Notes mature on August 10, 2026 and August 10, 2028, respectively. The interest expense related to the Series B Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company's Consolidated Statements of Operations. As of September 30, 2024, the interest rate swaps had a fair value of $179 and $794, respectively, related to the Series B 2026 Notes and Series B 2028 Notes. Based on the fair value measurement hierarchy, the swaps are classified as Level 3 investments. Depending on the nature of the balance at period end, the fair value of the interest rate swaps are either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company's Consolidated Statements of Financial Condition. The change in fair value of the interest rate swaps is offset by the change in fair value of the Series B Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

The summary information of the Series B 2026 Notes was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Borrowing interest expense	$2,420	$1,340	$7,149	$1,340
Amortization of debt issuance costs	102	53	304	53
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	34	N/A	43	N/A
Total	$2,556	$1,393	$7,496	$1,393
Effective interest rate	9.05%	8.84%	8.91%	8.84%
The summary information of the Series B 2028 Notes was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Borrowing interest expense	2,915	1,611	8,598	1,611
Amortization of debt issuance costs	73	38	218	38
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	25	N/A	46	N/A
Total	$3,013	$1,649	$8,862	$1,649
Effective interest rate	9.11%	8.88%	8.96%	8.88%
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
The Series C 2027 Notes have a fixed interest rate of 8.92% per year and the Series C 2029 Notes have a fixed interest rate of 9.07% per year, subject to a step up to the extent a Below Investment Grade Event (as defined in the December 2023 NPA) or a Secured Debt Ratio Event (as defined in the December 2023 NPA) occurs. The Series C 2027 Notes will mature on March 1, 2027 and the Series C 2029 Notes will mature on March 1, 2029, unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the December 2023 NPA. Interest on the Series C Notes will be due semiannually in March and September of each year, beginning in March 2024. In addition, the Company is obligated to offer to repay the Series C Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the December 2023 NPA, the Company may redeem the Series C Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if the Series C 2027 Notes are redeemed on or before December 1, 2026 or the Series C 2029 Notes are redeemed on or before December 1, 2028, a make-whole premium. As of September 30, 2024, the Company was in compliance with all covenants and other requirements of the Series C Notes.
In connection with the Series C Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the Series C 2027 Notes, the Company receives a fixed interest rate of 8.92% per annum and pays a floating interest rate of SOFR + 4.49% per annum on $136,500 notional amount of the Series C 2027 Notes. Under the interest rate swap agreement related to the Series C 2029 Notes, the Company receives a fixed interest rate of 9.07% per annum and pays a floating interest rate of SOFR + 4.77% per annum on $163,500 notional amount of the Series C 2029 Notes. The interest rate swaps related to the Series C 2027 Notes and Series C 2029 Notes mature on March 1, 2027 and March 1, 2029, respectively. The interest expense related to the Series C Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company's Consolidated Statements of Operations. As of September 30, 2024, the interest rate swaps had a fair value of $2,938 and $6,147, respectively, related to the Series C 2027 Notes and Series C 2029 Notes. Based on the fair value measurement hierarchy, the swaps are classified as Level 3 investments. Depending on the nature of the balance at period end, the fair value of the interest rate swaps is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company's Consolidated Statements of Financial Condition. The change in fair value of the interest rate swaps are offset by the change in fair value of the Series C Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.
The summary information of the Series C 2027 Notes was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Borrowing interest expense	$3,406	N/A	$10,163	N/A
Amortization of debt issuance costs	115	N/A	344	N/A
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	(44)	N/A	137	N/A
Total	$3,477	N/A	$10,644	N/A
Effective interest rate	9.98%	N/A	9.93%	N/A
The summary information of the Series C 2029 Notes was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Borrowing interest expense	$4,197	N/A	$12,521	N/A
Amortization of debt issuance costs	85	N/A	255	N/A
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	(295)	N/A	184	N/A
Total	$3,987	N/A	$12,960	N/A
Effective interest rate	10.27%	N/A	10.21%	N/A
The Series D 2027 Notes and the Series D 2029 Notes
On August 5, 2024, the Company entered into the Second Supplement, dated as of August 5, 2024 (the “Second Supplement”), to the Master Note Purchase Agreement dated as of August 10, 2023 (as supplemented by the First Supplement and the Second Supplement, the “Note Purchase Agreement”) governing the issuance of $100,000 in aggregate principal amount of Series D Senior Notes, Tranche A, due August 5, 2027 (the “Series D 2027 Notes”) and the issuance of $200,000 in aggregate principal amount of Series D Senior Notes, Tranche B, due August 5, 2029 (the “Series D 2029 Notes” and, together with the Series D 2027 Notes, collectively, the “Series D Notes”) to certain qualified institutional investors in a private placement. The Series D Notes were delivered and paid for on August 5, 2024, subject to certain customary closing conditions.

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

In connection with the Series D 2027 Notes and Series D 2029 Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the Series D 2027 Notes, the Company receives a fixed interest rate of 6.84% per annum and pays a floating interest rate of SOFR + 3.107% per annum on $100,000 of the Series D 2027 Notes. Under the interest rate swap agreement related to the Series D 2029 Notes, the Company receives a fixed interest rate of 6.91% per annum and pays a floating interest rate of SOFR + 3.285% per annum on $200,000 of the Series D 2029 Notes. As of September 30, 2024, the interest rate swaps had a fair value of $1,188 and $3,265, respectively, related to the Series D 2027 Notes and Series D 2029 Notes. Based on the fair value measurement hierarchy, the swaps are classified as Level 3 investments. Depending on the nature of the balance at period end, the fair value of the interest rate swaps is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company's Consolidated Statements of Financial Condition. The change in fair value of the interest rate swaps are offset by the change in fair value of the Series D Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.
The summary information of the Series D 2027 Notes was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Borrowing interest expense	$1,064	N/A	$1,064	N/A
Amortization of debt issuance costs	59	N/A	59	N/A
Net change in unrealized appreciation (depreciation) on effective interest rate swaps and hedged items	2	N/A	2	N/A
Total	$1,125	N/A	$1,125	N/A
Effective interest rate	6.84%	N/A	6.84%	N/A
The summary information of the Series D 2029 Notes was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Borrowing interest expense	$2,150	N/A	$2,150	N/A
Amortization of debt issuance costs	71	N/A	71	N/A
Net change in unrealized appreciation (depreciation) on effective interest rate swaps and hedged items	(4)	N/A	(4)	N/A
Total	$2,217	N/A	$2,217	N/A
Effective interest rate	6.91%	N/A	6.91%	N/A
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
The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2024 and December 31, 2023, the Company had $1,053,779 and $546,392 of unfunded commitments to fund delayed draw and revolving senior secured loans, respectively.
(8)MEMBERS’ CAPITAL
The following table shows the components of distributable earnings as shown on the Consolidated Statements of Financial Condition:

	As of
	September 30, 2024	December 31, 2023
Total distributable earnings (loss), beginning of period	$(26,988)	$(71,561)
Net investment income	204,535	161,864
Net realized gain (loss)	(25,392)	106
Net unrealized appreciation (depreciation)	9,357	43,948
Distributions declared	(205,713)	(161,416)
Tax reclassification of unitholders' equity	—	71
Total distributable earnings (loss), end of period	$(44,201)	$(26,988)

The following table summarizes the total Units issued and proceeds received from the closings of the Company’s continuous private offering that occurred for the nine months ended September 30, 2024 and 2023:

Unit Issuance Date	Units Issued	Proceeds Received
For the Nine Months Ended September 30, 2024
January 01, 2024	7,646,273	$146,120
February 01, 2024	6,231,714	119,088
March 01, 2024	6,662,271	127,383
April 01, 2024	5,566,519	106,042
May 01, 2024	7,767,198	147,888
June 01, 2024	3,628,420	69,375
July 01, 2024	2,486,537	47,418
August 01, 2024	2,187,027	41,554
September 01, 2024	2,705,841	51,465
Total	44,881,800	$856,333
For the Nine Months Ended September 30, 2023
January 01, 2023	1,953,945	$36,304
February 01, 2023	1,882,119	35,478
March 01, 2023	3,239,025	61,347
April 01, 2023	2,999,635	56,123
May 01, 2023	4,318,642	81,277
June 01, 2023	5,260,930	98,327
July 01, 2023	4,570,513	86,154
August 01, 2023	3,071,882	58,274
September 01, 2023	5,481,417	104,366
Total	32,778,108	$617,650
The following table summarizes the Company’s distributions declared and payable for the nine months ended September 30, 2024 and 2023:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
For the Nine Months Ended September 30, 2024
January 29, 2024	January 31, 2024	February 05, 2024	0.1513	$19,487
February 27, 2024	February 29, 2024	March 05, 2024	0.1512	20,505
March 26, 2024	March 31, 2024	April 04, 2024	0.1513	21,619
April 25, 2024	April 30, 2024	May 03, 2024	0.1508	22,258
May 28, 2024	May 31, 2024	June 05, 2024	0.1508	23,532
June 25, 2024	June 28, 2024	July 03, 2024	0.1514	24,285
July 25, 2024	July 30, 2024	August 05, 2024	0.1510	24,293
August 27, 2024	August 31, 2024	September 05, 2024	0.1504	24,639
September 24, 2024	September 30, 2024	October 03, 2024	0.1500	25,095
Total Distributions			$1.3582	$205,713
For the Nine Months Ended September 30, 2023
January 30, 2023	January 31, 2023	February 03, 2023	0.1432	$10,073
February 28, 2023	February 28, 2023	March 03, 2023	0.1454	10,544
March 28, 2023	March 31, 2023	April 05, 2023	0.1460	11,104
April 26, 2023	April 30, 2023	May 03, 2023	0.1443	11,110
May 30, 2023	May 31, 2023	June 05, 2023	0.1450	11,970
June 27, 2023	June 30, 2023	July 06, 2023	0.1441	12,703
July 26, 2023	July 31, 2023	August 3, 2023	0.1453	13,279
August 28, 2023	August 31, 2023	September 06, 2023	0.1502	14,246
September 26, 2023	September 30, 2023	October 04, 2023	0.1507	15,181
Total Distributions			$1.3142	$110,210

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
The following table summarizes the amounts received and units issued to unitholders who have participated in the DRIP during for the nine months ended September 30, 2024 and 2023:

Payment Date	DRIP Units Issued	DRIP Units Value
For the Nine Months Ended September 30, 2024
January 04, 2024	539,376	$10,307
February 05, 2024	583,174	11,144
March 05, 2024	613,350	11,728
April 04, 2024	649,347	12,370
May 03, 2024	681,693	12,979
June 05, 2024	723,162	13,827
July 03, 2024	734,980	14,016
August 05, 2024	755,243	14,351
September 05, 2024	768,983	14,625
Total	6,049,308	$115,347
For the Nine Months Ended September 30, 2023
January 04, 2023	286,606	$5,325
February 03, 2023	288,686	5,442
March 03, 2023	298,750	5,658
April 05, 2023	310,339	5,807
May 03, 2023	320,084	6,024
June 05, 2023	343,881	6,427
July 06, 2023	355,702	6,705
August 03, 2023	379,668	7,202
September 06, 2023	406,420	7,738
Total	2,990,136	$56,328

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
The following table further summarizes the unit repurchases completed for the nine months ended September 30, 2024 and 2023:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
For the Nine Months Ended September 30, 2024
March 05, 2024	5.00%	$19.05	March 31, 2024	$28,707	1,506,944	1.25%	—
June 08, 2024	5.00%	$19.07	June 30, 2024	52,219	2,738,253	1.94%	—
September 07, 2024	5.00%	$19.00	September 30, 2024	37,636	1,980,872	1.26%	—
Total				$118,562	6,226,069
For the Nine Months Ended September 30, 2023
March 14, 2023	5.00%	$18.71	March 31, 2023	$27,162	1,451,713	2.13%	—
June 02, 2023	5.00%	$18.85	June 30, 2023	31,798	1,686,901	2.26%	—
September 01, 2023	5.00%	$19.08	September 30, 2023	24,218	1,269,300	1.47%	—
Total				$83,178	4,407,914
(1)    Percentage is based on total units as of the close of the previous calendar quarter.
(2)    All repurchase requests were satisfied in full.
(9)EARNINGS (LOSS) PER UNIT
The following table sets forth the computation of basic and diluted earnings (loss) per Unit:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net increase (decrease) in Members' Capital from operations	$61,854	$64,546	$188,500	$151,466
Weighted average Units outstanding	163,841,380	95,539,865	151,422,460	83,850,367
Basic and diluted earnings (loss) per Unit	$0.38	$0.68	$1.24	$1.81

(10)CONSOLIDATED FINANCIAL HIGHLIGHTS
The following are the financial highlights:

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Per Unit Data:(1)
Net asset value, beginning of period	$19.11	$18.59
Net investment income (loss)	1.35	1.33
Net unrealized and realized gain (loss)(2)	(0.10)	0.47
Net increase (decrease) in net assets resulting from operations	1.25	1.80
Distributions declared	(1.36)	(1.31)
Total increase (decrease) in net assets	(0.11)	0.49
Net asset value, end of period	$19.00	$19.08
Units outstanding, end of period	165,318,487	99,464,947
Weighted average units outstanding	151,422,460	83,850,367
Total return based on net asset value(3)	6.74%	10.00%
Ratio/Supplemental Data:
Members' Capital, end of period	$3,140,335	$1,898,269
Ratio of expenses before waivers to average Members' Capital(4)	8.52%	7.85%
Ratio of net expenses to average Members’ Capital(4)	8.32%	7.82%
Ratio of net investment income to average Members’ Capital(4)	9.72%	9.78%
Asset coverage ratio(5)	216.55%	287.12%
Portfolio turnover rate	18.79%	8.37%
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

(11)SLIC ACQUISTION
On July 15, 2024, the Company completed its acquisition of SLIC, pursuant to the Merger Agreement. Pursuant to the Merger Agreement, Merger Sub was first merged with and into SLIC, with SLIC as the surviving company (the “Initial Merger”), and, immediately following the Initial Merger, SLIC was then merged with and into the Company, with the Company as the surviving company (the “Second Merger”). As a result of, and as of the effective time of, the Second Merger, SLIC’s separate existence ceased.
In accordance with the terms of the Merger Agreement, at the effective time of the Second Merger, each share of common stock, $0.001 par value per share, of SLIC (“SLIC Common Stock”) issued and outstanding immediately prior to the effective time, except for shares owned by the Company, was converted into the right to receive an amount in cash equal to $20.59 per share, and SLIC was then merged with and into the Company for no consideration.

In connection with the closing of the Transaction, the Company paid approximately $562,616 for the SLIC Common Stock, inclusive of transaction related expenses, pursuant to the terms of the Merger Agreement and for the shares of SLIC Common Stock acquired by the Company pursuant to that certain Securities Purchase Agreement, dated as of May 24, 2024, by and between the Company and an investor in SLIC (the “SPA”). The purchase price per share of SLIC Common Stock in the SPA was equal to the price per share paid to former SLIC stockholders pursuant to the Merger Agreement plus an amount per share of SLIC Common Stock equal to the distributions on such shares of SLIC Common Stock acquired pursuant to the SPA with a record date after the date of the SPA and prior to closing of the Transaction.

The Transaction was accounted for as an asset acquisition in accordance with the asset acquisition method of accounting as detailed in ASC 805-50, Business Combinations—Related Issues (“ASC 805”), and the Company was the accounting survivor following the Transaction. Generally, under asset acquisition accounting, acquiring assets in groups not only requires ascertaining the cost of the asset (or net assets), but also allocating that cost to the individual assets (or individual assets and liabilities) that make up the group. The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on their relative fair values of net identifiable assets acquired other than certain “non-qualifying” assets (for example cash) and does not give rise to goodwill.

The following table summarizes the assets and liabilities of SLIC acquired by the Company in connection with the Transaction:

As of July 14, 2024
(Unaudited)
Assets acquired
Non-controlled/non-affiliated investments, at fair value	$1,101,382
Cash and cash equivalents	41,990
Other assets	14,665
Total assets acquired	1,158,037
Liabilities assumed
Debt	558,073
Dividend payable	21,506
Other liabilities(1)	16,802
Total liabilities assumed	596,381
Net Assets acquired	561,656
Transaction cost	960
Total consideration paid	562,616
(1) Includes $0.41 million of management fees payable.
(12)SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.
October Issuances and Distribution Declarations
Pursuant to the Company’s continuous private offering, the Company issued approximately 2,397,182 Units for an aggregate offering price of $45,546 effective October 1, 2024.
On October 25, 2024, the Company declared a distribution to unitholders of record in the amount of $0.1498 per unit and payable on November 5, 2024 to unitholders of record as of October 31, 2024.
November Issuances
Pursuant to the Company’s continuous private offering, the Company held a close relating to the sale of its Units for an aggregate offering price of $47,645 effective November 1, 2024.

February 2030 Notes

On October 1, 2024, the Company issued $300,000 in aggregate principal amount of 5.75% notes due 2030 (the “2030 Notes”), pursuant to a Base Indenture dated October 1, 2024 (the “Base Indenture”) between the Company and US Bank Trust Company, National Association (the “Trustee”), as supplemented by the First Supplemental Indenture dated October 1, 2024 (the “First Supplemental Indenture” and together with the Base Indenture, the “February 2030 Notes Indenture”).

The 2030 Notes will mature on February 1, 2030 and may be redeemed in whole or in part at the Company’s option at any time prior to January 1, 2030 at par value plus a “make-whole” premium calculated in accordance with the terms under “optional redemption” in the February 2030 Notes Indenture and at par value on January 1, 2030 or thereafter. The 2030 Notes bear interest at a rate of 5.750% per year payable semi-annually on February 1 and August 1 of each year, commencing on February 1, 2025. The 2030 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2030 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

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
•our ability to maintain our qualification as a business development company (“BDC”), and as a regulated investment company (“RIC”), under the Internal Revenue Code of 1986, as amended (the “Code”);
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
PORTFOLIO AND INVESTMENT ACTIVITY
Our portfolio is presented below:

	September 30, 2024			December 31, 2023 (1)
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$5,645,140	$5,623,114	98.7%	$3,154,304	$3,127,610	97.9%
Second Lien Debt	16,496	15,902	0.3	37,685	32,040	1.0
Other Debt Investments	6,288	6,315	0.1	2,501	2,484	0.1
Equity	53,229	53,329	0.9	32,959	33,352	1.0
Total	$5,721,153	$5,698,660	100.0%	$3,227,449	$3,195,486	100.0%
(1) We reclassified certain investment composition groupings by breaking out Other Securities into Other Debt Investments and Equity. These reclassifications had no impact on the Consolidated Statements of Financial Condition as of December 31, 2023.

Our debt portfolio displayed the following characteristics of each of our investments1, 2 unless otherwise noted:

	As of
	September 30, 2024	December 31, 2023
Number of portfolio companies	283	212
Percentage of performing debt bearing a floating rate, at fair value	99.9%	99.9%
Percentage of performing debt bearing a fixed rate, at fair value	0.1%	0.1%
Weighted average yield on debt and income producing investments, at cost(3)	10.8%	11.8%
Weighted average yield on debt and income producing investments, at fair value(3)	10.8%	12.0%
Median 12-month EBITDA(4)	$85.30	$91.8
Weighted average 12-month EBITDA(4)	$171.53	$198.90
Weighted average net leverage through tranche(4)(5)	5.9x	6.1x
Weighted average loan to value(4)(7)	40.3%	42.9%
Percentage of our debt portfolio subject to business cycle volatility(4)	5.1%	5.0%
Percentage of our total portfolio on non-accrual, at cost	0.6%	0.8%

As of September 30, 2024, the weighted average interest coverage (6) of our investments was approximately 1.5x.

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

Investment Activity
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and For the Three Months Ended
	September 30, 2024	September 30, 2023
New investments committed
Gross Principal Balance(1) (3)	$729,853	$476,419
Less: Syndications	—	(6,527)
Net New Investments Committed	$729,853	$469,892
Investments, at cost
Investments, beginning of period	$4,425,515	$2,606,096
New investments purchased	1,792,524	301,286
Net accretion of discount on investments	7,222	2,208
Payment-in-kind	3,949	2,244
Net realized gain (loss) on investments	(21,606)	31
Investments sold or repaid	(486,451)	(62,845)
Investments, end of period	$5,721,153	$2,849,020
Principal amount of investments funded (3)
First lien debt	$693,190	$306,803
Second lien debt	—	2,500
Other debt investments	—	1,104
Equity(2)	3,045
Total	$696,235	$310,407
Amount of investments sold/fully repaid, at principal
First lien debt investments	$300,703	$37,149
Second lien debt investments	$1,000	$—
Total	301,703	37,149
Number of new investment commitments in portfolio companies	18	7
Number of investment commitments exited or fully repaid	14	6
(1) Includes new investment commitments, excluding sale/repayments and including unfunded investment commitments.
(2) Represents dollar amount of equity investments funded.
(3) In July 2024, in connection with the Merger, we acquired investments of $1,101.38 million at fair value from SLIC and assumed unfunded loan commitments totaling $95.46 million. The investments received consisted of 148 portfolio companies across 29 industries. The impact of this transaction is excluded from the information presented in the table. For additional information see Note 11 “SLIC Acquisition” in our consolidated financial statements included in this report.
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
The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System is as follows:

	September 30, 2024			December 31, 2023
	Fair Value	% of Total		Fair Value	% of Total
Risk rating 1	$—	—%		$5,926	0.2%
Risk rating 2	5,559,698	97.6		3,150,012	98.5
Risk rating 3	138,962	2.4		21,501	0.7
Risk rating 4	—	—	(1)	18,047	0.6
	$5,698,660	100.0%		$3,195,486	100.0%
(1)Amount rounds to zero.

CONSOLIDATED RESULTS OF OPERATIONS
The following table represents our operating results:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Total investment income	$164,216	$83,829	$391,237	$208,687
Less: Net expenses	85,782	38,795	186,687	96,994
Net investment income before taxes	78,434	45,034	204,550	111,693
Less: Excise tax expense	—	—	15	—
Net investment income after taxes	78,434	45,034	204,535	111,693
Net change in unrealized appreciation (depreciation)	5,025	19,479	9,357	39,698
Net realized gain (loss)	(21,605)	33	(25,392)	75
Net increase (decrease) in Members' Capital resulting from operations	$61,854	$64,546	$188,500	$151,466

Investment Income
Investment income was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Investment income:
Interest income	$155,496	$78,643	$369,781	$197,693
Payment-in-kind	3,259	1,585	8,672	2,692
Dividend income	1,396	1,129	3,482	2,767
Other income	4,065	2,472	9,302	5,535
Total Investment Income	$164,216	$83,829	$391,237	$208,687
In the table above, total investment income increased from $83,829 and $208,687 for the three and nine months ended September 30, 2023 to $164,216 and $391,237 for the three and nine months ended September 30, 2024. The increase was primarily driven by our deployment of capital and the SLIC Acquisition. The size of our investment portfolio at cost increased from $2,849,020 as of September 30, 2023 to $5,721,153 as of September 30, 2024.
Expenses
Expenses were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Expenses:
Interest and other financing expenses	$55,271	$21,604	$110,611	$52,615
Management fees	9,677	5,554	26,620	14,519
Income based incentive fees	12,045	6,999	31,000	17,373
Professional fees	2,671	720	5,641	2,656
Offering costs	—	—	—	18
Directors' fees	103	100	310	265
Administrative service fees	57	41	109	84
Servicing fees	6,581	3,777	18,101	9,873
General and other expenses	77	—	195	15
Total expenses	$86,482	$38,795	$192,587	$97,418
Expense support	(1,100)	—	(2,700)	—
Recoupment of expense support	400	—	400	—
Income based incentive fees waiver	—	—	(3,600)	(424)
Net expenses	$85,782	$38,795	$186,687	$96,994
Excise tax expense	$—	$—	$15	$—
Interest and Other Financing Expenses
In the table above, interest and other financing expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs, increased from $21,604 and $52,615 for the three and nine months ended September 30, 2023, respectively, to $55,271 and $110,611 for the three and nine months ended September 30, 2024, respectively. The increase was primarily driven by our increased borrowings. Our debt outstanding (at par) increased from $1,014,448 as of September 30, 2023 to $2,694,416 as of September 30, 2024.
Base Management Fee
The base management fees were $9,677 and $5,554 for the three months ended September 30, 2024 and 2023, respectively, and $26,620 and $14,519 for the nine months ended September 30, 2024 and 2023, respectively. The increase was primarily due to an increase in capital contributions. For more information on base management fee, including terms thereof, for further details, see Note 3 “Related Party Transactions” to our consolidated financial statements included in this Report.
Incentive Fees

The income-based incentive fees net of waiver were $12,045 and $6,999 for the three months ended September 30, 2024 and 2023, respectively, and $27,400 and $16,949 for the nine months ended September 30, 2024 and 2023, respectively. The increase was primarily due to an increase in pre-incentive fee net investment income. For more information on incentive fee, including terms thereof, for further details, see Note 3 “Related Party Transactions” to our consolidated financial statements included in this Report.
Professional Fees, Administrative Service Fee and Other Expenses
Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the management of the Company, which include costs of a financial printer utilized for certain preparation, printing and distribution services related to the offering materials. Administrative service fees represent fees paid to the Administrator for our allocable portion of the cost of certain of our executive officers that perform duties for us. General and other expenses include insurance, filing, research, subscriptions and other costs. Organization and offering costs include expenses incurred in our initial formation and our offering of units.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	$(21,608)	$31	$(25,381)	$73
Foreign currency and other transactions	3	2	(11)	2
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	5,005	19,488	9,374	39,707
Translation of assets and liabilities in foreign currencies	20	(9)	(17)	(9)
Net realized and unrealized gain (loss)	$(16,580)	$19,512	$(16,035)	$39,773
For the three and nine months ended September 30, 2024, net realized losses on our investments was $21,608 and $25,381, respectively, which was primarily due to the restructuring of one and five portfolio companies, respectively.
For the three and nine months ended September 30, 2024, net change in unrealized appreciation on our investments of $5,005 and $9,374, respectively, was primarily driven by changes in spreads in the primary and secondary markets, partially offset by the reversal of unrealized depreciation in connection with the aforementioned restructuring.
For the three and nine months ended September 30, 2023, net change in unrealized appreciation on our investments of $19,488 and $39,707, respectively, was primarily the result of the changes in spreads in the primary and secondary markets.
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
As of September 30, 2024, we had approximately $207.7 million of unrestricted cash and cash equivalents, which taken together with our approximately $1,040.7 million, $351.8 million, $281.3 million and $641.9 million of availability under the ING Facility, Wells Funding Facility, CBNA Funding Facility and JPM Funding Facility (subject to borrowing base availability) (each as defined in Note 6. “Debt” in the notes to the accompanying consolidated financial statements), respectively, we expect to be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of September 30, 2024, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments of $1,053.8 million.

Unregistered Sales of Equity Securities
For the nine months ended September 30, 2024 and 2023, total Units issued and proceeds received were as follows:

Unit Issuance Date	Units Issued	Proceeds Received
For the Nine Months Ended September 30, 2024
January 01, 2024	7,646,273	$146,120
February 01, 2024	6,231,714	119,088
March 01, 2024	6,662,271	127,383
April 01, 2024	5,566,519	106,042
May 01, 2024	7,767,198	147,888
June 01, 2024	3,628,420	69,375
July 01, 2024	2,486,537	47,418
August 01, 2024	2,187,027	41,554
September 01, 2024	2,705,841	51,465
Total	44,881,800	$856,333
For the Nine Months Ended September 30, 2023
January 01, 2023	1,953,945	$36,304
February 01, 2023	1,882,119	35,478
March 01, 2023	3,239,025	61,347
April 01, 2023	2,999,635	56,123
May 01, 2023	4,318,642	81,277
June 01, 2023	5,260,930	98,327
July 01, 2023	4,570,513	86,154
August 01, 2023	3,071,882	58,274
September 01, 2023	5,481,417	104,366
Total	32,778,108	$617,650

The following table summarizes the Company’s distributions declared and payable for the nine months ended September 30, 2024 and 2023:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
For the Nine Months Ended September 30, 2024
January 29, 2024	January 31, 2024	February 05, 2024	0.1513	$19,487
February 27, 2024	February 29, 2024	March 05, 2024	0.1512	20,505
March 26, 2024	March 31, 2024	April 04, 2024	0.1513	21,619
April 25, 2024	April 30, 2024	May 03, 2024	0.1508	22,258
May 28, 2024	May 31, 2024	June 05, 2024	0.1508	23,532
June 25, 2024	June 28, 2024	July 03, 2024	0.1514	24,285
July 25, 2024	July 30, 2024	August 05, 2024	0.1510	24,293
August 27, 2024	August 31, 2024	September 05, 2024	0.1504	24,639
September 24, 2024	September 30, 2024	October 03, 2024	0.1500	25,095
Total Distributions			$1.3582	$205,713
For the Nine Months Ended September 30, 2023
January 30, 2023	January 31, 2023	February 03, 2023	$0.1432	$10,073
February 28, 2023	February 28, 2023	March 03, 2023	0.1454	10,544
March 28, 2023	March 31, 2023	April 05, 2023	0.1460	11,104
April 26, 2023	April 30, 2023	May 03, 2023	0.1443	11,110
May 30, 2023	May 31, 2023	June 05, 2023	0.1450	11,970
June 27, 2023	June 30, 2023	July 06, 2023	0.1441	12,703
July 26, 2023	July 31, 2023	August 3, 2023	0.1453	13,279
August 28, 2023	August 31, 2023	September 6, 2023	0.1502	14,246
September 26, 2023	September 30, 2023	October 4, 2023	0.1507	15,181
Total Distributions			$1.3142	$110,210
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
The following table summarizes the amounts received and Units issued to unitholders who have participated in the DRIP during for the nine months ended September 30, 2024 and 2023:

Payment Date	DRIP Units Issued	DRIP Units Value
For the Nine Months Ended September 30, 2024
January 04, 2024	539,376	$10,307
February 05, 2024	583,174	11,144
March 05, 2024	613,350	11,728
April 04, 2024	649,347	12,370
May 03, 2024	681,693	12,979
June 05, 2024	723,162	13,827
July 03, 2024	734,980	14,016
August 05, 2024	755,243	14,351
September 05, 2024	768,983	14,625
Total	6,049,308	$115,347
For the Nine Months Ended September 30, 2023
January 04, 2023	286,606	$5,325
February 03, 2023	288,686	5,442
March 03, 2023	298,750	5,658
April 05, 2023	310,339	5,807
May 03, 2023	320,084	6,024
June 05, 2023	343,881	6,427
July 06, 2023	355,702	6,705
August 03, 2023	379,668	7,202
September 06, 2023	406,420	7,738
Total	2,990,136	$56,328
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
The following table further summarizes the unit repurchases completed for the three months ended September 30, 2024 and 2023:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
For the Nine Months Ended September 30, 2024
March 05, 2024	5.00%	$19.05	March 31, 2024	$28,707	1,506,944	1.25%	—
June 08, 2024	5.00%	$19.07	June 30, 2024	52,219	2,738,253	1.94%	—
September 07, 2024	5.00%	$19.00	September 30, 2024	37,636	1,980,872	1.26%	—
Total				$118,562	6,226,069
For the Nine Months Ended September 30, 2023
March 14, 2023	5.00%	$18.71	March 31, 2023	$27,162	1,451,713	2.13%	—
June 02, 2023	5.00%	$18.85	June 30, 2023	31,798	1,686,901	2.26%	—
September 01, 2023	5.00%	$19.08	September 30, 2023	24,218	1,269,300	1.47%	—
Total				$83,178	4,407,914
(1)    Percentage is based on total units as of the close of the previous calendar quarter.
(2)    All repurchase requests were satisfied in full.
Debt
Our outstanding debt obligations were as follows:

	September 30, 2024			December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
ING Facility(1)	$1,350,000	$309,343	$1,040,657	$925,000	$6,168	$918,832
Wells Funding Facility	900,000	548,250	351,750	750,000	—	750,000
CBNA Funding Facility	375,000	93,750	281,250	235,000	25,500	209,500
JPM Funding Facility	1,200,000	558,073	641,927	—	—	—
Series A 2026 Notes(2)	204,000	204,000	—	204,000	204,000	—
Series A 2028 Notes(2)	146,000	146,000	—	146,000	146,000	—
Series B 2026 Notes(3)	107,000	107,000	—	107,000	107,000	—
Series B 2028 Notes(3)	128,000	128,000	—	128,000	128,000	—
Series C 2027 Notes(4)	136,500	136,500	—	136,500	136,500	—
Series C 2029 Notes(4)	163,500	163,500	—	163,500	163,500	—
Series D 2027 Notes(5)	100,000	100,000	—	—	—	—
Series D 2029 Notes(5)	200,000	200,000	—	—	—	—
Total	$5,010,000	$2,694,416	$2,315,584	$2,795,000	$916,668	$1,878,332
(1) Under the ING Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2024, the Company had borrowings denominated in Euros (EUR) of 5,618. As of December 31, 2023, the Company had borrowings denominated in Euros (EUR) of 5,618. As of September 30, 2024, the Company had borrowings denominated in Canadian (CAD) of 2,800. As of December 31, 2023, the Company had no borrowings denominated in Canadian dollars (CAD).
(2) The carrying value of the Company’s Series A 2026 Notes and Series A 2028 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $1,073 and $1,094, respectively as of September 30, 2024 and $1,619 and $1,327, respectively as of December 31, 2023.
(3) The carrying value of the Company’s Series B 2026 Notes and Series B 2028 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $754 and $1,123, respectively, as of September 30, 2024 and $1,059 and $1,341, respectively as of December 31, 2023.
(4) The carrying value of the Company’s Series C 2027 Notes and Series C 2029 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $1,100 and $1,492, respectively as of September 30, 2024 and $1,372 and $1,661, respectively as of December 31, 2023.
(5) The carrying value of the Company’s Series D 2027 Notes and Series D 2029 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $1,083 and $2,214 respectively as of September 30, 2024.

For further details, see Note 6 “Debt” to our consolidated financial statements included in this Report.
RECENT DEVELOPMENTS
October Issuances and Distribution Declarations
Pursuant to our continuous private offering, we issued approximately 2,397,182 Units for an aggregate offering price of $45.5 million effective October 1, 2024.
On October 25, 2024, we declared a distribution to unitholders of record in the amount of $0.1498 per unit and payable on November 5, 2024 to unitholders of record as of October 31, 2024.
November Issuances
Pursuant to our continuous private offering, we held a close relating to the sale of our Units for an aggregate offering price of $47.6 million effective November 1, 2024.

February 2030 Notes

On October 1, 2024, we issued $300.0 million in aggregate principal amount of 5.750% notes due 2030 (the “2030 Notes”), pursuant to a Base Indenture dated October 1, 2024 (the “Base Indenture”) between us and US Bank Trust Company, National Association (the “Trustee”), as supplemented by the First Supplemental Indenture dated October 1, 2024 (the “First Supplemental Indenture” and together with the Base Indenture, the “February 2030 Notes Indenture”).

The 2030 Notes will mature on February 1, 2030 and may be redeemed in whole or in part at our option at any time prior to January 1, 2030 at par value plus a “make-whole” premium calculated in accordance with the terms under “optional redemption” in the February 2030 Notes Indenture and at par value on January 1, 2030 or thereafter. The 2030 Notes bear interest at a rate of 5.750% per year payable semi-annually on February 1 and August 1 of each year, commencing on February 1, 2025. The 2030 Notes are our general unsecured obligations that rank senior in right of payment to all of our existing and future indebtedness that is expressly subordinated in right of payment to the 2030 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by us, rank effectively junior to any of our secured indebtedness (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.

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

We consider the most significant accounting policies to be those related to our Investments, Revenue Recognition, Deferred Financing Costs and Debt Issuance Costs and Income Taxes. The valuation of investments is our most significant critical estimate. The most significant input is the discount rate used in yield analysis that is based on comparable market yields. Significant increases in the discount rates in isolation would result in a significantly lower fair value measurement. For a further discussion and disclosure of key inputs and considerations related to this estimate, refer to Note 5 "Fair Value Measurements" included in the notes to the consolidated financial statements.

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
As of September 30, 2024, approximately 99.9% of our debt investments were at floating rates. Based on our Consolidated Statements of Financial Condition as of September 30, 2024, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of September 30, 2024) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense(1)	Income
Up 300 basis points	$168,860	$(80,832)	$88,028
Up 200 basis points	$112,573	$(53,888)	$58,685
Up 100 basis points	$56,287	$(26,944)	$29,343
Up 25 basis points	$14,072	$(6,736)	$7,336
Down 25 basis points	$(14,072)	$6,736	$(7,336)
Down 100 basis points	$(56,287)	$26,944	$(29,343)
Down 200 basis points	$(112,573)	$53,888	$(58,685)
Down 300 basis points	$(168,860)	$80,832	$(88,028)
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of September 30, 2024 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred for the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
Refer to “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 8. Members’ Capital” in this Report, the Form 10-K and our Current Reports on Form 8-K filed on July 30, 2024, August 28, 2024 and September 26, 2024, for the issuance of our Class S Units for the three months ended September 30, 2024. Such issuances were part of our continuous private offering and were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.
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
On August 8, 2024, we announced a quarterly tender offer that commenced on August 9, 2024 and ended at 12:01 a.m., Eastern Time, on September 7, 2024 (the “Offer”). Because there is no secondary trading market for our Units, our Board of Directors determined, after consideration of various matters, that the Offer was in the best interests of unitholders in order to provide liquidity for our unitholders. Approximately 1,980,872 of our Units were validly tendered and not withdrawn prior to the expiration of the Offer. The Units were repurchased at a price of $19.00 per Unit, which represents the net asset value per Unit as of September 30, 2024. The payment of the purchase price of the Units tendered was promptly made in cash issued to the unitholders whose tenders were accepted for purchase by us in accordance with the terms of the Offer.
The following table sets forth information regarding repurchases of Units during the three months ended September 30, 2024:

Offer Date	Tender Offer Expiration	Purchase Price per Share	Share Repurchased	Aggregate Dollar Amount of Shares Accepted for Repurchase (in thousands)
August 9, 2024	September 7, 2024	$19.00	1,980,872	$37,636
Item 3: Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits and Financial Statement Schedules
(a) Exhibits
The following exhibits are filed as part of this Report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
4.1	Indenture, dated as of October 1, 2024, by and between the Company and U.S. Bank Trust Company, National Association, as trustee.(7)
4.2	First Supplemental Indenture, dated as of October 1, 2024, relating to the 5.750% Notes due 2030, by and between the Company and U.S. Bank Trust Company, National Association, as trustee.(7)
4.3	Form of 5.750% Notes due 2030 (incorporated by reference to Exhibit 4.2 hereto).
4.4
Registration Rights Agreement, dated as October 1, 2024, relating to the 5.750% Notes due 2030, by and among the Company and J.P. Morgan Securities LLC, BNP Paribas Securities Corp., ING Financial Markets LLC, SMBC Nikko Securities America, Inc., and Truist Securities, Inc. a, as the representatives of the Initial Purchasers.(7)

10.1
Amendment No. 5 to Senior Secured Revolving Credit Agreement, dated as of July 15, 2024 with the North Haven Private Income Fund LLC, as a borrower, ING Capital LLC, as administrative agent, ING Capital LLC and Truist Securities, Inc. as joint book runners and ING Capital LLC, MUFG Bank, Ltd., Sumitomo Mitsui Banking Corporation and Truist Securities, Inc. as joint lead arrangers.(1)

10.2***
Amendment No. 1 to Loan and Security Agreement, dated as of July 10, 2024, by and among PIF Financing II SPV LLC, as borrower, North Haven Private Income Fund LLC, as servicer and equityholder, Citizens Bank, N.A., as facility agent, the Lenders party thereto, and State Street Bank and Trust Company, as collateral agent.(2)

10.3***
Third Amendment to Loan and Servicing Agreement, dated as of July 12, 2024, by and among by and among PIF Financing SPV LLC, as borrower, the conduit lenders and institutional lenders from time to time party thereto, as lenders, the lender agents from time to time party thereto, as lender agents, Wells Fargo Bank, National Association, as administrative agent, and North Haven Private Income Fund LLC, as equityholder and servicer.(2)

10.4***
Amended and Restated Loan and Security Agreement, dated as of June 3, 2021, incorporating Amendments No. 1-3, among SLIC Financing SPV LLC, SL Investment Corp., SL Investment Feeder Fund L.P., SL Investment Feeder Fund GP Ltd., U.S. Bank National Association, as collateral agent, as collateral administrator and as securities intermediary, JPMorgan Chase Bank, National Association and the lenders party thereto.(3)

10.5
Amendment No. 4 to Amended and Restated Loan and Security Agreement, dated as of March 31, 2023, by and among SLIC Financing SPV LLC, as the borrower, SL Investment Corp., as the parent and servicer, SL Investment Feeder Fund L.P. and SL Investment Feeder Fund GP Ltd., as pledgors, U.S. Bank National Association, as collateral agent, as collateral administrator and as securities intermediary, JPMorgan Chase Bank, National Association, as administrative agent, the lenders party thereto, and the issuing banks party thereto.(4)

10.6
Amendment No. 5 to Amended and Restated Loan and Security Agreement, dated as of June 26, 2024, by and among SLIC Financing SPV LLC, as the borrower, SL Investment Corp., as the parent and servicer, SL Investment Feeder Fund L.P. and SL Investment Feeder Fund GP Ltd., as pledgors, U.S. Bank National Association, as collateral agent, as collateral administrator and as securities intermediary, JPMorgan Chase Bank, National Association, as administrative agent, the lenders party thereto, and the issuing banks party thereto.(6)

10.7 *
Amendment No. 6 to Amended and Restated Loan and Security Agreement, dated as of July 15, 2024, by and among SLIC Financing SPV LLC, as the borrower, North Haven Private Income Fund LLC, as the parent and servicer, U.S. Bank National Association, as collateral agent, as collateral administrator and as securities intermediary, JPMorgan Chase Bank, National Association, as administrative agent, the lenders party thereto, and the issuing banks party thereto.

10.8	Second Supplement to Note Purchase Agreement by and between North Haven Private Income Fund LLC and the purchasers party thereto, dated August 5, 2024.(5)
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith
***	Exhibits and schedules to this Exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.
****	Portions of this exhibit, marked by brackets, have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K under the Securities Act of 1933, as amended, because they (i) are not material and (ii) are of the type that the Company treats as private or confidential. The Company undertakes to promptly provide an unredacted copy of this exhibit on a supplemental basis, if requested by the Securities and Exchange Commission or its staff.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on July 17, 2024 (File No. 814-01489).
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on July 15, 2024 (File No. 814-01489).
(3)	Incorporated by reference to SL Investment Corp.’s Quarterly Report on Form 10-Q, filed by SL Investment Corp. on August 10, 2022 (File No. 814-01366).
(4)	Incorporated by reference to SL Investment Corp.’s Current Report on Form 8-K, filed by SL Investment Corp. on April 4, 2023 (File No. 814-01366).
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the company on August 6, 2024 (File No. 814-01489).
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on August 12, 2024 (File No. 814-01489).
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on October 2, 2024 (File No. 814-01489).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

North Haven Private Income Fund LLC
Dated: November 12, 2024	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (Principal Executive Officer)

Dated: November 12, 2024	By:	/s/ David Pessah
David Pessah Chief Financial Officer (Principal Financial Officer)