Form 10-K
period 2024-12-31
North Haven Private Income Fund LLC
filed 2025-03-04
CIK 1851322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of June 30, 2024, there was no established public market for the registrant’s limited liability company units.
The number of the registrant’s Class S Units outstanding at March 4, 2025 was 179,695,855.

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
•the term “Units” refers to our Class S Units; and
•references to “this Form 10-K” and “this report” are to this Annual Report on Form 10-K for the year ended December 31, 2024.
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
•risk associated with possible disruptions in our operations or the economy generally, including disruptions from the impact of global health events and natural disasters;
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
•disruptions related to tariffs and other trade or sanctions issues;
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
Our investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies in which private equity sponsors have a controlling equity stake in the portfolio company. For the purposes of this report, “middle-market” companies refers to companies that, in general, generate annual earnings before interest, taxes, depreciation and amortization, or EBITDA, in the range of approximately $15 million to $200 million, although not all of our portfolio companies will meet this criterion.
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
Our investment approach is focused on long-term credit performance, risk mitigation and preservation of principal. Utilizing our proprietary investment approach, we intend to execute on our investment objective by (1) utilizing upon the Adviser’s and the Firm’s longstanding and deep relationships with middle-market companies, private equity sponsors, commercial and investment banks, industry executives and financial intermediaries to provide a strong pipeline of investment opportunities, (2) implementing the

Adviser’s rigorous, fundamentals-driven and disciplined investment and risk management process, (3) utilizing the investment committee’s extensive experience in credit and principal investing, credit analysis and structuring and (4) accessing Morgan Stanley’s global resources.
By leveraging the established origination and underwriting capabilities within the MS Private Credit platform and targeting an attractive investing area in the U.S. middle-market, we believe we are able to offer attractive risk-adjusted returns to our investors. We remain highly focused on conducting extensive due diligence and leveraging the Morgan Stanley platform. We continue to seek to invest in companies that are led by strong management teams, generate substantial free cash flow, have leading market positions, benefit from sustainable business models, and are well positioned to perform well despite the impact of recent market volatility. We believe the current market environment continues to be attractive and offers opportunities to seek compelling risk adjusted returns. Our investment pace will depend on several factors including the market environment, including the current economic environment, and deal flow.
On July 15, 2024, we acquired SL Investment Corp. (“SLIC”) pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”), dated as of May 28, 2024, by and among SLIC, us, Cobalt Merger Sub, Inc., or Merger Sub, a wholly-owned subsidiary of us, and the Adviser. Pursuant to the Merger Agreement, SLIC was merged with and into us in a two-step transaction with us as the surviving company (the “SLIC Acquisition”).
The Adviser
Morgan Stanley launched its private credit platform in 2010. The private credit platform includes dedicated strategies targeting different credit products, asset yields and issuer sizes, resulting in a platform that we believe is well positioned to provide scale and flexible financing solutions to borrowers, maximize deal origination and enhance the ability to generate attractive risk adjusted returns for our unitholders. These strategies include MS Private Credit, European private credit and tactical credit.
Our Adviser, an indirect, wholly owned subsidiary of Morgan Stanley, was established in 2007 and serves as the investment adviser for various funds, accounts and strategies, including the funds and accounts on the MS Private Credit platform, including the MS BDCs, and managed approximately $23.5 billion in committed capital1 as of February 1, 2025.
1Committed capital is calculated as aggregate capital commitments received and total committed leverage within each of the funds or accounts with exception for funds past their investment period, where committed capital is calculated as invested capital.
MS Private Credit’s primary areas of focus include:
•Direct Lending. The Direct Lending strategy includes us, the other MS BDCs and other funds and separately managed accounts. Investments made primarily in directly originated first lien senior secured and second lien senior secured loans, mezzanine notes, unsecured debt, preferred stock, and common stock issued by U.S. middle-market companies owned by private equity firms, typically, although not always, with annual EBITDA of up to $200 million. As of February 1, 2025, Direct Lending managed approximately $20.5 billion in committed capital.
•Opportunistic Credit. Investments made primarily in complex assets, unusual credit situations or companies experiencing difficulties in sourcing capital. Other potential investments included in this category may include purchasing public or private securities in the open market at deep discounts to their fundamental value. Investments are made primarily in first lien senior secured and second lien senior secured loans, mezzanine notes, unsecured debt, preferred stock and common stock issued by U.S. middle-market companies, typically, although not always, with annual EBITDA of $10 million to $100+ million. As of February 1, 2025, Opportunistic Credit managed approximately $3.0 billion in committed capital.
Our Adviser’s investment committee servicing us, or the Investment Committee, is comprised of ten senior investment professionals of IM and is chaired by Jeffrey S. Levin, our Chief Executive Officer and a member of our Board of Directors. The Investment Committee members have an average of 25 years of relevant industry experience and have experience investing across multiple credit cycles and different investing environments, including the global financial crisis of 2008. All investment decisions are reviewed and approved by the Investment Committee, which has principal responsibility for approving new investments and overseeing the management of existing investments.
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
IM is a global investment manager, delivering innovative investment solutions across public and private markets. As of December 31, 2024, IM managed approximately $1.7 trillion in assets under management across its business lines, which include equity, fixed income, liquidity, real assets and private investment funds.
Expense Support and Conditional Reimbursement Agreement
We have entered into the Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser. The Adviser may elect to pay certain of our expenses on our behalf (each, an “Expense Payment”), provided that no portion of the payment will be used to pay any of our interest expense and/or distributions. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Company in any combination of cash or other immediately available funds no later than 45 days after such commitment was made in writing, and/or offset against amounts due from the Company to the Adviser or its affiliates. Any reimbursement to the Adviser pursuant to the terms of the Expense Support Agreement would be our expense and would ultimately be borne by our unitholders.
The Expense Support Agreement may require the Company to repay the Adviser for previously waived reimbursement of Expense Payments under certain circumstances. The previously waived expenses are potentially subject to repayment by the Company, if at all, within a period not to exceed three years from the date of the relevant waiver.
The Administrator
Our Administrator, an indirect, wholly owned subsidiary of Morgan Stanley, provides the administrative services necessary for us to operate pursuant to an administration agreement, dated November 4, 2021 between us and the Administrator (the “Administration Agreement”). The Administration Agreement was most recently re-approved in August 2024.
We do not currently have any employees. We pay no compensation directly to any interested director or executive officer of the Company. We pay our Administrator our allocable portion of certain expenses incurred by our Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer. Our Administrator is reimbursed for certain expenses it incurs on our behalf, which expenses are ultimately borne by our unitholders. Our Administrator reserves the right to waive all or part of any reimbursements due from us at its sole discretion. See “––Administration Agreement” below for a discussion of the expenses that we reimburse to the Administrator (subject to the review and approval of our Independent Directors (as defined below)).
Investments
As of December 31, 2024, we had investments in 304 portfolio companies across 42 industries. Based on fair value as of December 31, 2024, approximately 99.9% of our debt portfolio was invested in debt bearing a floating interest rate, which are primarily subject to interest rate floors for the applicable reference rate. As of December 31, 2024, our weighted average total yield of investments in debt securities at amortized cost was 10.2%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2024.
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
We have created what we believe is a defensive portfolio of investments that is anchored in first lien senior secured loans and focused on generally avoiding issuer or industry concentration in order to mitigate risk and achieve our investment objective.
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
We expect that over the long term, our investments will consist primarily of first lien senior secured term loans, with the balance of our investments in second lien senior secured term loans, higher-yielding assets such as mezzanine debt, unsecured debt and equity investments. In addition, our investments in the aggregate are generally expected to comply with the following guidelines, in all cases measured as a percentage of our gross assets:
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
Market Opportunity
We believe the middle market direct lending market environment continues to be attractive, despite the recent market volatility resulting from elevated inflation and broader macroeconomic uncertainty. We expect that a series of market dynamics may provide for significant financing opportunities for lenders like us which have longstanding and deep relationships with middle market private equity firms. Additionally, we believe that sponsored, middle market direct lending provides investors with attractive risk-adjusted return opportunities relative to other asset classes.
Demand for Direct Lending Solutions
We believe that demand has increased for financing from direct lenders relative to other sources because of the attractiveness of the product as well as structural and market factors. According to Preqin, private credit’s share of the sub-investment grade credit market, relative to the high yield and syndicated loan markets, has increased from 3% in 2010 to 23% as of June 30, 2024.
•Fundamental Attributes of Product: We believe that when private equity sponsors experience the flexibility of private credit transactions and the speed and certainty of execution, they will continue to seek financing from non-bank lenders. We believe this presents a compelling opportunity for us to invest in quality companies on attractive terms and conditions.
•Market Share Gains for Direct Lending: Bank participation in middle-market secured loans has decreased in recent years. Additionally, certain private equity sponsors who historically sought to finance their transactions in the public, syndicated markets have turned to private credit providers, including us, to finance their transactions.
Large and Growing U.S. Middle-Market
We believe U.S. middle-market companies represent a large and growing opportunity set and will likely require additional amounts of private debt financing for various purposes. The U.S. middle market is the third largest economy, as measured by gross domestic product.
•Significant Refinancing Needs: Recent data from LSEG LPC, a premier global provider of information on the syndicated loan and high yield bond markets, indicates that there were more than $627 billion of middle-market loans with maturities between the first quarter of 2025 and the third quarter of 2030 that will likely require a refinancing event.
•Robust Private Equity Dry Powder: In addition, data from Preqin shows that global private equity managers currently have over $1.0 trillion of raised, but not yet invested, capital, representing a sizeable pool of support for both new and existing investments.
We expect that these two important dynamics will provide for significant financing opportunities for lenders like us who have longstanding and deep relationships with middle-market private equity firms.
Attractive Attributes of Middle-Market Direct Lending
We believe that focusing on lending to private equity owned middle-market businesses provides for attractive risk adjusted return opportunities, due to a series of structural and market factors. Although leveraged buyout activity has remained subdued in recent quarters, the private credit market has continued to present high quality opportunities, that could offer compelling risk-adjusted returns.
•Seniority in Capital Structure: We believe senior secured middle market loans typically have strong defensive characteristics, including priority in payment among a portfolio company’s security holders, which generally means they carry the least risk among investments in the capital structure.
•Floating Rate: We believe that the Company is well positioned in the current elevated interest rate environment. The Company invests primarily in floating rate debt investments, which bear higher yields when base rates are higher.
•Covenants: We believe that the middle market loans that we expect will comprise a meaningful portion of our debt investment portfolio often avoid riskier large deal debt characteristics such as covenant-lite structures. Maintaining financial covenants allows us to diagnose and respond to borrower underperformance typically before value materially erodes. We believe it is this more conservative loan structuring that also contributes to the better overall performance of middle-market loans.
•Equity Support: Purchase price multiples for middle market leveraged buyouts have increased substantially since 2013, while the increase in leverage multiples has not been nearly as dramatic. As a result, private equity owners have been contributing a significant share of equity beneath the debt in the capital structure, which we believe provides us with meaningful cushion in the event of underperformance or an economic downturn. The private equity sponsor can also be a source for incremental ongoing support for the business in the event the borrower experiences stress.
•Illiquidity Premium: We believe middle market loans generally tend to offer more attractive economics, including higher spreads in exchange for their illiquidity, relative to syndicated loans. Since 2013, middle market loans have generally exhibited 100 - 250 basis points of incremental spread premium over broadly syndicated loans on average.
We believe that the combination of these structural and market benefits has contributed to the historical outperformance of middle-market loans. Since 1995, middle-market loans have produced higher returns, lower default rates, and higher cumulative recovery rates which resulted in lower cumulative loss rates.
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
Experienced and Accomplished Investment Team & Investment Committee

The Investment Team is led by investment professionals with extensive experience in credit and principal investing, credit analysis, credit origination and structuring. Jeffrey S. Levin, our Chief Executive Officer, and member of the Board of Directors, has principal management responsibility for us and serves as Chair of the Investment Committee. Mr. Levin has over 23 years of experience in direct lending, mezzanine lending, credit investing and leveraged finance, and he also currently serves as the Chief Executive Officer and a member of the board of directors of each of the MS BDCs. Prior to that, through his tenure at The Carlyle Group as Managing Director and Partner, a member of the management team of the Carlyle private credit platform and as President of certain BDCs managed by affiliates of The Carlyle Group, he also has direct experience in successfully capitalizing and managing BDCs. Before working at The Carlyle Group, Mr. Levin was a founding member of the MS Private Credit platform.
The Investment Committee members have an average of 25 years of relevant industry experience. The Investment Committee is comprised of senior members of IM and provides guidance to the Investment Team throughout the investment process.
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
MS Credit Partners Holdings, Inc. Investment
MS Credit Partners Holdings, Inc., or MS Credit Partners Holdings, an indirect, wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, has entered into subscription agreements and has made capital contributions at the closings of the Company’s continuous private offering through December 31, 2024, representing an aggregate capital contribution of $25.0 million, in exchange for 1,256,051 Units. Because MS Credit Partners Holdings has made an aggregate capital contribution of $25.0 million as of the date of this report, MS Credit Partners Holdings has no further obligation, contractual or otherwise, to support us. Morgan Stanley has no history of financially supporting any of the BDCs on the MS Private Credit platform, even during periods of financial distress.
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
The Investment Team reviews ESG considerations as part of its due diligence process, these considerations include, but not limited to, whether the borrower has formal ESG and compliance policies, type of activities carried on by the borrower (e.g., energy usage, carbon emissions, fossil fuel exposure, nuclear energy) and hiring practices. As a part of ESG due diligence, the Investment Team evaluates each potential borrower utilizing a standard ESG template to determine an ESG score for each potential borrower. Borrowers who score beneath an internally set threshold require additional discussion and consideration by the Investment Committee. The identification of a material ESG risk will not necessarily be determinative in our Adviser’s decision to lend to a potential borrower, and we may invest in portfolio companies that score poorly in our Adviser’s ESG due diligence. In addition, material ESG issues are reported and discussed as part of the Adviser’s ongoing portfolio management processes on a regular basis.
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
Portfolio Management
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
These activities create potential conflicts in allocating investment opportunities among us and other Affiliated Investment Accounts. As a BDC regulated under the 1940 Act, we are subject to certain limitations relating to co-investments and joint transactions with affiliates, which likely will, in certain circumstances, limit our ability to make investments or enter into other transactions alongside the Adviser and other Affiliated Investment Accounts. Although the Adviser has implemented allocation policies and procedures, there can be no assurance that such regulatory restrictions will not adversely affect our ability to capitalize on attractive investment opportunities. See “—Investments by Morgan Stanley and its Affiliated Investment Accounts.”

We may, however, invest alongside the Affiliated Investment Accounts, including the MS BDCs, and any proprietary accounts of Morgan Stanley, if applicable, in certain circumstances where doing so is consistent with our Adviser’s allocation policies and procedures, applicable law and SEC staff interpretations, guidance and any exemptive relief order applicable to us and/or the Adviser. The SEC has granted our Adviser an exemptive order (as amended, the “Order”) that allows us to enter into certain negotiated co-investment transactions alongside certain Affiliated Investment Accounts, including the MS BDCs, and any proprietary accounts of Morgan Stanley, as applicable, in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors makes certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our unitholders and do not involve overreaching in respect of us or our unitholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our unitholders and is consistent with our investment objective and strategies. See “—Co-Investment Transactions.”
Investments by Morgan Stanley and Its Affiliated Investment Accounts
Morgan Stanley has advised, and may advise, clients and has sponsored, managed or advised the Affiliated Investment Accounts with a wide variety of investment objectives that in some instances may overlap or conflict with our investment objectives and present conflicts of interest, including without limitation, the MS BDCs, whose investment objectives overlap with us. In addition, Morgan Stanley routinely makes equity and private debt investments in connection with its global business and operations. MS Private Credit may also from time to time create new or successor Affiliated Investment Accounts, which may include proprietary accounts of Morgan Stanley, that may compete with us for investment opportunities or overlap in terms of investment strategy and may present similar conflicts of interest. Morgan Stanley and/or some of its Affiliated Investment Accounts have routinely made, and will continue to make, investments that fall within our investment objectives. Certain members of the Investment Team and the Investment Committee may make investment decisions on behalf of Affiliated Investment Accounts, including Affiliated Investment Accounts with investment objectives that overlap with us.
Morgan Stanley currently invests and plans to continue to invest on its own behalf and on behalf of its Affiliated Investment Accounts in a wide variety of investment opportunities in North America, Europe and elsewhere. Morgan Stanley and, to the extent consistent with applicable law, exemptive relief and/or the Adviser’s allocation policies and procedures, its Affiliated Investment Accounts will be permitted to invest in investment opportunities without making such opportunities available to us beforehand. Subject to the requirements of any applicable exemptive relief, Morgan Stanley may offer investments that fall into the investment objectives of an Affiliated Investment Account to such account or make such investment on its own behalf, even though such investment also falls within our investment objectives. We may invest in opportunities that Morgan Stanley and/or one or more Affiliated Investment Accounts has declined, and vice versa. Certain of these Affiliated Investment Accounts may provide for higher management fees or incentive fees or have greater expense reimbursements or overhead allocations, or permit the Adviser and its affiliates to receive higher origination and other transaction fees, which may create an incentive for the Adviser to favor such Affiliated Investment Accounts. The Adviser expects to enter into one or more contractual arrangements with third parties (“Syndication Partners”), including certain third parties that may or may not be advisory clients of the Adviser, whereby, subject to certain investment criteria, the Adviser would agree to present such third parties with certain co-investment opportunities alongside the MS Private Credit platform, including us.
To seek to reduce potential conflicts of interest and to attempt to allocate such investment opportunities in a fair and equitable manner, the Adviser has implemented allocation policies and procedures. These policies and procedures are intended to give all applicable Affiliated Investment Accounts, including us, fair access to new private credit investment opportunities consistent with the requirements of organizational documents, investment strategies, applicable laws and regulations, the fiduciary duties of the Adviser, and to meet the conditions of the Order. The Order allows certain of the Affiliated Investment Accounts to participate in negotiated co-investment transactions, subject to the conditions set forth therein as described under “Co-Investment Transactions” below. Each Affiliated Investment Account and Syndication Partner that is subject to the Adviser’s allocation policies and procedures, including us, is assigned a portfolio manager by the Adviser. The portfolio managers review potential investment opportunities and will make an initial determination with respect to the allocation of each applicable opportunity taking into account various factors, including, but not limited to those described under “—Co-Investment Transactions.” The Adviser is empowered to take into account other considerations it deems appropriate to ensure a fair and equitable allocation of opportunities. The allocation policies and procedures are subject to change. Investors should note that the conflicts inherent in making such allocation decisions may not always be resolved to our advantage. There can be no assurance that we will have an opportunity to participate in certain opportunities that fall within our investment objectives.
It is possible that Morgan Stanley or an Affiliated Investment Account will invest in a company that is or becomes a competitor of our portfolio company. Such investment could create a conflict between us, on the one hand, and Morgan Stanley or the Affiliated Investment Account, on the other hand. In such a situation, Morgan Stanley may also have a conflict in the allocation of its own resources to the portfolio company. In addition, certain Affiliated Investment Accounts will be focused primarily on investing in other funds which may have strategies that overlap and/or directly conflict and compete with us. In certain cases, we may be unable to invest in attractive opportunities because of the investment by these Affiliated Investment Accounts in such private equity or private credit funds.
It should be noted that Morgan Stanley has, directly or indirectly, made large investments in certain of its Affiliated Investment Accounts, including the MS BDCs, and accordingly Morgan Stanley’s investment in us may not be a determining factor in the outcome of any of the foregoing conflicts. Nothing herein restricts or in any way limits the activities of Morgan Stanley, including its ability to buy or sell interests in, or provide financing to, equity and/or debt instruments, funds or portfolio companies, for its own accounts or for the accounts of Affiliated Investment Accounts or other investment funds or clients in accordance with applicable law.
To the extent consistent with applicable law and/or any exemptive relief applicable to us and/or the Adviser, in addition to such co-investments, the Company and Morgan Stanley or an Affiliated Investment Account may, as part of unrelated transactions, invest in either the same or different tiers of a portfolio company’s capital structure or in an affiliate of such portfolio company. To the extent we hold investments in the same portfolio company or in an affiliate thereof that are different (including with respect to their relative seniority) than those held by Morgan Stanley or an Affiliated Investment Account, the Adviser and Morgan Stanley may be presented with decisions when the interests of the two co-investors are in conflict. In circumstances where there is a portfolio company in which we have an equity or debt investment and in which Morgan Stanley or an Affiliated Investment Account has an equity or senior debt investment elsewhere in the portfolio company’s capital structure, Morgan Stanley may have conflicting loyalties between its duties to its stockholders, the Affiliated Investment Account, us, certain of its other affiliates and the portfolio company. In that regard, actions may be taken for Morgan Stanley or such Affiliated Investment Account that are adverse to us, or actions may or may not be taken by us due to Morgan Stanley’s or such Affiliated Investment Account’s investment, which action or failure to act may be adverse to us. In addition, it is possible that in a bankruptcy proceeding, our interest may be subordinated or otherwise adversely affected by virtue of Morgan Stanley’s or such Affiliated Investment Account’s involvement and actions relating to its investment. Decisions about what action should be taken in a troubled situation, including whether to enforce claims, whether to advocate or initiate restructuring or liquidation inside or outside of bankruptcy, and the terms of any work-out or restructuring, raise conflicts of interest. If a portfolio company becomes troubled, we might arguably be best served by a liquidation that would result in its debt being paid, but leave nothing for Morgan Stanley or such Affiliated Investment Accounts. In those circumstances where we and Morgan Stanley or such Affiliated Investment Accounts hold investments in different classes of a company’s debt or equity, Morgan Stanley may also, to the fullest extent permitted by applicable law, take steps to reduce the potential for adversity between us and Morgan Stanley or such Affiliated Investment Accounts, including causing us to take certain actions that, in the absence of such conflict, it would not take, such as (A) remaining passive in a restructuring or similar situations (including electing not to vote or voting pro rata with other security-holders), (B) divesting investments or (C) otherwise taking an action designed to reduce adversity. A similar standard generally will apply if Morgan Stanley or such Affiliated Investment Accounts make an investment in a company or asset in which we hold an investment in a different class of such company’s debt or equity securities or such asset.
Our Adviser or its affiliates may engage in certain origination activities and receive arrangement, structuring or similar fees in connection with such activities. See “Item 1A. Risk Factors-Risks Relating to our Business and Structure—Conflicts related to obligations the Investment Committee, the Adviser or its affiliates have to other clients and conflicts related to fees and expenses of such other clients.” Our Adviser’s liability is limited under our Investment Advisory Agreement, and we are required to indemnify our Adviser against certain liabilities. These protections may lead our Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. See “Item 1A. Risk Factors-Risks Relating to Our Business and Structure-The liability of each of the Adviser, and the Administrator is limited, and we have agreed to indemnify each of the Adviser and the Administrator against certain liabilities, which may lead them to act in a riskier manner on our behalf than each would when acting for its own account.”
Co-Investment Transactions
Our Adviser has received the Order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain Affiliated Investment Accounts, including the MS BDCs and which may include proprietary accounts of Morgan Stanley. Subject to the 1940 Act and the conditions of the Order, we may, under certain circumstances, co-invest with Affiliated Investment Accounts, which may include proprietary accounts of Morgan Stanley, in investments that are suitable for us and one or more of such Affiliated Investment Accounts or proprietary accounts of Morgan Stanley. Even though we and any such Affiliated Investment Account or proprietary account co-invest in the same securities, conflicts of interest may still arise. If the Adviser is presented with co-investment opportunities that generally fall within our investment objective and other board-established criteria and those of one or more Affiliated Investment Accounts advised by the Adviser, whether focused on a debt strategy or otherwise, the Adviser will allocate such opportunities among us and such Affiliated Investment Accounts in a manner consistent with the Order and our Adviser’s allocation policies and procedures, as discussed herein.
Investment opportunities for all other Affiliated Investment Accounts not advised by our Adviser, which may include proprietary accounts of Morgan Stanley, are allocated in accordance with their respective investment advisers’ and Morgan Stanley’s other allocation policies and procedures. Such policies and procedures may result in certain investment opportunities that are attractive to us being allocated to other Affiliated Investment Accounts, which may include proprietary accounts of Morgan Stanley.
With respect to co-investment transactions conducted under the Order, initial internal allocations among us and certain other Affiliated Investment Accounts , which may include proprietary accounts of Morgan Stanley, or the Internal Order, will generally be made taking into account a variety of factors which may include factors not limited to: investment guidelines, goals or restrictions of the applicable Affiliated Investment Accounts or proprietary account, available capital and liquidity restrictions, target position hold size, diversification requirements and objectives, issuer, industry and geographical considerations, leverage covenants or restrictions, tax considerations, legal or regulatory considerations and risk considerations, prohibitions or restrictions on “joint transactions” for entities regulated under the 1940 Act, compliance with co-investment order conditions pursuant to our Order and other applicable guidance and relief, as applicable. If we invest in a transaction under the Order and, immediately before the submission of the order for us and the other participating Affiliated Investment Accounts, which may include proprietary accounts of Morgan Stanley, the opportunity is oversubscribed, it will generally be allocated on a pro rata basis based on Internal Order’s size. Final allocations are generally approved by an allocation committee comprised of senior management, subject to certain exceptions described in the Order. Our Board of Directors regularly reviews the allocation policies and procedures and code of ethics of the Adviser.

All of the foregoing may reduce the number of investment opportunities available to us and may create conflicts of interest in allocating investment opportunities among us and the Affiliated Investment Accounts, including any proprietary accounts of Morgan Stanley.
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
Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of units senior to our Units if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of December 31, 2024 and December 31, 2023, our asset coverage ratio was 213.0% and 351.0%.
While any indebtedness and senior securities remain outstanding, we must take provisions to prohibit any distribution to our unitholders (which may cause us to fail to distribute amounts necessary to avoid entity-level taxation under the Code), or the repurchase of such securities or units unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. In addition, we must also comply with positive and negative covenants customary for these types of facilities. See Note 6. “Debt” in the notes to the accompanying consolidated financial statements.

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
A registered holder of Units may elect to “opt out” of the DRIP by notifying the plan administrator and our transfer agent and registrar, currently State Street Bank and Trust Company (“State Street”), in writing so that such notice is received by the plan administrator no later than ten days prior to the record date for a distribution to common unitholders in order to receive such distribution in cash. We expect to include the record date for our distributions in our periodic reports under the Exchange Act. The plan administrator will set up an account for each unitholder who does not “opt out” of the DRIP in order to acquire Units in non-certificated form through the plan. Unitholders who hold Units through a broker or other financial intermediary may opt out of the DRIP by notifying their broker or other financial intermediary of their election.
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
Investment Advisory Agreement
We entered into an Investment Advisory Agreement with our Investment Adviser on November 4, 2021 (the “Investment Advisory Agreement”). The Investment Advisory Agreement had an initial term of two years and continues thereafter from year to year if approved annually by a majority of our unitholders or a majority of the Board of Directors, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”). The renewal of the Investment Advisory Agreement was most recently re-approved in August 2024.
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
Pre-incentive fee net investment income is defined as interest income, dividend income and any other income accrued during the calendar quarter, minus operating expenses for the quarter, including the base management fee, expenses payable under the Administration Agreement and any interest expense and distributions paid on any issued and outstanding preferred units, but excluding the incentive fee, any servicing fees and/or distribution fees paid to broker dealers. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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
The following is a graphical representative of the incentive fee calculation pursuant to the Investment Advisory Agreement:
Quarterly Income Component of Income and Capital Gains Incentive Fee Calculation Based on Net Income

Pre-Incentive Fee Net Investment Income
(Expressed as a Percentage of the Value of Net Assets)

If market interest rates rise, we may be able to invest our funds in debt instruments that provide for a higher return, which would increase our pre-incentive fee net investment income and make it easier for the Adviser to surpass the hurdle rate and receive an incentive fee on such net investment income. PIK interest and original issue discount (“OID”) will also increase our pre-incentive fee net investment income and make it easier to surpass the hurdle rate. Our pre-incentive fee net investment income used to calculate this part of the incentive fee is also included in the amount of our total net assets used to calculate the base management fee.
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
$4.375 million cumulative fee (12.5% multiplied by $35 million cumulative realized capital gains) less $4.0 million (previous cumulative capital gains fees paid in Year 2 and Year 3)
•Year 5: None
$3.125 million cumulative fee (12.5% multiplied by $25 million ($35 million cumulative realized capital gains less $10 million realized capital losses)) less $4.375 million (previous Cumulative Capital Gains fee paid in Year 2, 3 and Year 4)
Administration Agreement
We entered into the Administration Agreement with our Administrator who provides us with office space, office services and equipment. Under the Administration Agreement, our Administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology, internal audit and investor relations, and being responsible for the financial records that we are required to maintain and preparing reports to our unitholders and reports filed with the SEC. In addition, our Administrator assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our unitholders, our internal control assessment under the Sarbanes-Oxley Act, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administration Agreement had an initial term of two years and continues thereafter from year to year if approved annually by our Board of Directors, which most recently re-approved the Administration Agreement in August 2024.
Payments under the Administration Agreement are equal to an amount that reimburses our Administrator for its costs and expenses and our allocable portion of certain expenses incurred by our Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the compensation paid to our Chief Compliance Officer and Chief Financial Officer. Our Board of Directors, including our Independent Directors, reviews the allocable portion of certain expenses incurred by our Administrator in performing its obligations under the Administration Agreement to determine whether such expenses are reasonable and reviews the methodology employed in determining how the expenses are allocated among us and the other MS BDCs. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. Additionally, we ultimately bear the costs of any sub-administration agreements that our Administrator enters into.
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
The Company will repurchase units from unitholders pursuant to written tenders on terms and conditions that the Board of Directors determines to be fair to the Company and to all unitholders. When the Board of Directors determines that the Company will repurchase Units, notice will be provided to unitholders describing the terms of the offer, containing information unitholders should consider in deciding whether to participate in the repurchase opportunity and containing information on how to participate. Unitholders deciding whether to tender their units during the period that a repurchase offer is open may obtain our most recent net asset value per unit in our filings with the SEC, which are available to the public through the SEC’s website (http://www.sec.gov). Each unitholder whose Units (or portion thereof) have been accepted for repurchase will continue to be a unitholder until the valuation date (and thereafter if not all of its Units are repurchased) and may exercise his or her voting rights with respect to the repurchased Units (or portion thereof) until the valuation date.
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
•We expose ourselves to risks when we engage in hedging transactions.
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
•Our business could be unable to realize the benefits anticipated by the SLIC Acquisition, including estimated cost savings, or it could take longer than anticipated to achieve such benefits.
Risks Relating to the Notes
•The Company’s Notes (as defined below) are unsecured and therefore are effectively subordinated to any secured indebtedness we may incur. Additionally, the Notes are not guaranteed by Morgan Stanley.
•The Notes are subordinated structurally to the indebtedness and other liabilities of our subsidiaries.
•A downgrade, suspension or withdrawal of the credit rating assigned by a rating agency to us or the Notes, if any, could cause the liquidity or market value of the Notes to decline significantly.
•An increase in market interest rates could result in a decrease in the value of the Notes.
Risks Relating to Our Investments

•Limitations of investment due diligence expose us to investment risk.
•Our debt investments may be risky and we could lose all or part of our investments.
•Defaults by our portfolio companies will harm our operating results.
•Inflation could adversely impact our portfolio companies and our results of our operations.
•Subordinated liens on collateral securing debt investments that we will make to our portfolio companies may be subject to control by senior creditors with first priority liens.
•Covenant-lite loans may expose us to different risks, including with respect to liquidity, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants.
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
•Our investments in OID and PIK instruments may expose us to investment risk.
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
•We may suffer a loss if a portfolio company defaults on a loan and the underlying collateral is not sufficient.
•We can offer no assurance that portfolio company management will be able to operate their companies in accordance with our expectations.
•Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.
•We may be subject to risks under hedging transactions and may become subject to risks if we invest in foreign securities.
Risks Relating to Our Units
•Investing in our Units may involve an above average degree of risk.
•Our Units are not listed, and we do not intend to list our Units on an exchange.
•There are restrictions on the ability of holders of our Units to transfer Units in excess of the restrictions typically associated with a private offering of securities under Regulation D, Regulation S and other exemptions from registration under the Securities Act, and these restrictions could limit the liquidity of an investment in our Units and the price at which holders may be able to sell their Units.
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
Code of Ethics
We and our Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code of ethics may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the codes of ethics’ requirements. The code of ethics for each of the Adviser and the Company are available on our website at http://www.northhavenprivateincomefund.com and on the SEC’s website at www.sec.gov and you may obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov.
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
We and the Adviser each recognize the importance of maintaining the privacy of any nonpublic personal information received with respect to each investor. In the course of providing management services to us, the Adviser collects nonpublic personal information about investors from the Subscription Agreements and the certificates and exhibits thereto that each investor submits. We and the Adviser may also collect nonpublic personal information about each investor from conversations and correspondence between each investor and us or the Adviser, both prior to and during the course of each investor’s investment in us.
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
Other
We are prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Independent Directors and, in some cases, prior approval by the SEC. We and our wholly-owned, consolidated subsidiaries comply with the provisions of the 1940 Act related to affiliated transactions and custody (Section 17 as modified by Section 57).
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
Exclusion of the Adviser from Commodity Pool Operator Definition
Engaging in commodity interest transactions such as swap transactions or futures contracts for us may cause the Adviser to fall within the definition of “commodity pool operator” under the Commodity Exchange Act (the “CEA”) and related Commodity Futures Trading Commission, or the CFTC regulations. The Adviser claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of us on February 25, 2022 (the “Exclusion”) and, therefore, the Adviser is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of us. The Adviser intends to affirm the Exclusion on an annual basis, which current annual affirmation was filed by the Adviser on February 24, 2025.
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
We depend upon the Adviser’s and its affiliates’ relationships with private equity sponsors, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the Adviser fails to maintain such relationships, or to develop new relationships with other sponsors or sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom the principals of the Adviser and its affiliates have relationships are not obligated to provide us with investment opportunities, and, therefore, we can offer no assurance that these relationships will generate investment opportunities for us in the future.
The time and resources that individuals associated with our Adviser devote to us may be diverted, and we may face additional competition due to the fact that neither our Adviser nor its affiliates are prohibited from raising money for or managing another entity that makes the same types of investments that we target.
The Adviser and its affiliates currently serve as the investment adviser for various funds, accounts and strategies, including the funds and accounts on the MS Private Credit platform, including the other MS BDCs, and are not prohibited from raising money for and managing future investment entities that make the same or similar types of investments as those we target. As a result, the time and resources that our Adviser devotes to us may be diverted, and during times of intense activity in other investment programs they may devote less time and resources to our business than is necessary or appropriate. In addition, we may compete with any such investment entity also advised by the Adviser or its affiliates for the same investors and investment opportunities.
We may not replicate the historical results achieved by other entities advised or sponsored by members of the Investment Committee, or by the Adviser or its affiliates.
Our investments may differ from those of existing accounts that are or have been sponsored or advised by members of the Investment Committee, the Adviser or affiliates of the Adviser. Investors in our securities are not acquiring an interest in any accounts that are or have been sponsored or advised by members of the Investment Committee, the Adviser or affiliates of the Adviser. Subject to the requirements of the 1940 Act and the provisions of the Order, we may co-invest in portfolio investments with other Affiliated Investment Accounts, including the MS BDCs, and any proprietary accounts of Morgan Stanley, if applicable. Any such investments are subject to regulatory limitations and approvals by the Independent Directors. We can offer no assurance, however, that we will obtain such approvals or develop opportunities that comply with such limitations. We also cannot assure you that we will replicate the historical results achieved for other Morgan Stanley funds by members of the Investment Committee (including the Affiliated Investment Accounts), and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. Additionally, all or a portion of the prior results may have been achieved in particular market conditions which may never be repeated. Moreover, current or future market volatility and regulatory uncertainty may have an adverse impact on our future performance.
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
Morgan Stanley, the parent company of the Adviser, has advised and may advise clients and has sponsored, managed or advised other Affiliated Investment Accounts with a wide variety of investment objectives that in some instances may overlap or conflict with our investment objectives and present conflicts of interest. In addition, Morgan Stanley routinely makes equity and debt investments in connection with its global business and operations. MS Private Credit may also from time to time create new or successor Affiliated Investment Accounts, which may include proprietary accounts of Morgan Stanley, that may compete with us and present similar conflicts of interest. In serving in these multiple capacities, Morgan Stanley, including the Adviser, the Investment Committee and the Investment Team, may have obligations to other clients or investors in Affiliated Investment Accounts, the fulfillment of which may not be in the best interests of us or our unitholders. For example, in connection with the management of investments for other Affiliated Investment Accounts, members of Morgan Stanley and its affiliates may serve on the boards of directors of or advise companies which may compete with our portfolio investments. Our investment objective may overlap with the investment objectives of certain Affiliated Investment Accounts. For example, the Adviser currently serves as the investment adviser to the MS BDCs. As a result, the members of the Investment Committee may face conflicts in the allocation of investment opportunities among us and other Affiliated Investment Accounts. Certain Affiliated Investment Accounts, including the MS BDCs, may provide for higher management fees, incentive fees, greater expense reimbursements or overhead allocations, or may permit the Adviser and its affiliates to receive higher origination and other transaction fees, all of which may contribute to this conflict of interest and create an incentive for the Adviser to favor such Affiliated Investment Accounts. For example, the 1940 Act restricts the Adviser from receiving more than a 1% fee in connection with loans that we acquire, or originate, a limitation that does not exist for certain other accounts.
Morgan Stanley currently invests and plans to continue to invest on its own behalf and on behalf of its Affiliated Investment Accounts in a wide variety of investment opportunities in North America, Europe and elsewhere. Morgan Stanley and, to the extent consistent with applicable law, exemptive relief and/or the Adviser’s allocation policies and procedures, its Affiliated Investment Accounts will be permitted to invest in investment opportunities without making such opportunities available to us beforehand. Subject to the requirements of any applicable exemptive relief, Morgan Stanley may offer investments that fall into the investment objectives of an Affiliated Investment Account to such account or make such investment on its own behalf, even though such investment also falls within our investment objectives. We may invest in opportunities that Morgan Stanley and/or one or more Affiliated Investment Accounts has declined, and vice versa. The Adviser and/or one or more of its affiliates may enter into one or more contractual arrangements with third parties (“Syndication Partners”) including certain third parties that may or may not be advisory clients of the Adviser, whereby, subject to certain investment criteria, the Adviser would agree to present such third parties with certain co-investment opportunities alongside the MS Private Credit platform, including us. All of the foregoing may reduce the number of investment opportunities available to us and may create conflicts of interest in allocating investment opportunities among the Company and the Affiliated Investment Accounts, including any proprietary accounts of Morgan Stanley. Our Adviser has established allocation policies and procedures and will continue to allocate opportunities among one or more of the Company, such Affiliated Investment Accounts and Syndication Partners in accordance with the terms of such policies and procedures. Investors should note that such allocation decisions may not be resolved to our advantage. There can be no assurance that we will have an opportunity to participate in certain opportunities that fall within our investment objectives.
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
It should be noted that Morgan Stanley has, directly and/or indirectly, made investments in certain of its Affiliated Investment Accounts, and accordingly Morgan Stanley’s investment in us in itself may not determine the outcome in the resolution of any of the foregoing conflicts.
In the course of our investing activities, we pay a management and incentive fees to the Adviser and reimburse certain expenses of the Administrator. As a result, investors in our Units will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. As a result of this arrangement, there may be times when the Adviser has interests that differ from those of our unitholders, giving rise to a conflict.
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
Additional leverage would magnify positive returns, if any, on our portfolio, and our incentive fee would become payable to our Adviser (i.e., exceed the hurdle rate) at a lower average return on our portfolio. The Investment Advisory Agreement entitles our Adviser to receive an incentive fee based on our pre-incentive fee net investment income regardless of any capital losses. Thus, if we incur additional leverage, our Adviser may receive additional incentive fees without any corresponding increase (and potentially with a decrease) in our net performance. Additionally, the incentive fee payable by us to the Adviser may create an incentive for the Adviser to cause us to realize capital gains or losses that may not be in the best interests of us or our unitholders. Under the incentive fee structure, the Adviser benefits when we recognize capital gains and, because the Adviser determines when an investment is sold, the Adviser controls the timing of the recognition of such capital gains. Our Board of Directors is charged with protecting our unitholders’ interests by monitoring how the Adviser addresses these and other conflicts of interest associated with its management services and compensation.
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
For federal income tax purposes, we may be required to recognize taxable income in some circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our tax treatment as a RIC and/or minimize corporate-level U.S. federal income or excise tax. Under such circumstances, we may have difficulty meeting the Annual Distribution Requirement (as defined below) necessary to maintain RIC tax treatment under the Code. See “Item 1. Business –Certain Material U.S. Federal Income Tax Considerations—Election to be Taxed as a RIC.” This difficulty in making the required distribution may be amplified to the extent that we are required to pay the incentive fee on income with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.
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
The assets of the Company could be considered to be “plan assets” for purposes of ERISA.
We do not intend to limit investment by employee benefit plans or other investors that may be subject to ERISA or Section 4975 of the Code. Consequently, prior to the Units being considered a “publicly-offered security” for purposes of ERISA, the Company may be deemed to hold “plan assets” subject to ERISA and Section 4975 of the Code. If any portion of the Company’s assets are deemed to be “plan assets” for purposes of ERISA and/or Section 4975 of the Code, the Company may be restricted from making certain otherwise desirable investments or entering into otherwise desirable transactions. In particular, because of the broad, global nature of Morgan Stanley’s business and the potential conflicts raised by those activities, it is possible that there could be numerous transactions that the Company is not permitted to participate in under ERISA and/or Section 4975 of the Code. However, if the Units qualify as a “publicly-offered security” under ERISA, or the Company establishes that “benefit plan investors” (as defined under ERISA) in the aggregate hold less than 25% of the total value of each class of equity interest in the entity, the Company’s assets would not be considered to be plan assets.
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
We may, however, invest alongside our Adviser’s and/or its affiliates’ other clients, in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations, guidance and exemptive relief orders. However, although the Adviser endeavors to fairly allocate investment opportunities in the long-run, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time. The SEC has granted us and our Adviser the Order, that allows us to enter into certain negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Funds (each as defined in the Order) in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the conditions specified in the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our unitholders and do not involve overreaching in respect of us or our unitholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our unitholders and is consistent with our investment objective and strategies.
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
In order to qualify as a RIC under the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute to our unitholders distributions for U.S. federal income tax purposes of an amount generally at least equal to 90% of our ICTI, which is generally our net ordinary income plus the excess of our net short-term capital gains in excess of our net long-term capital losses, determined without regard to any deduction for distributions paid, to our unitholders on an annual basis. We are subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to be subject to tax as a RIC, in which case we will be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to continue to qualify as a RIC. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate-level income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to unitholders, the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our unitholders. See “Item 1. Business—Certain Material U.S. Federal Income Tax Considerations—Taxation as a RIC.”
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
The following table illustrates the effect of leverage on returns from an investment in our Units as of December 31, 2024, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to Unitholders assuming actual asset coverage as of December 31, 2024 (1)	(26.6)%	(16.8)%	(7.0)%	2.8%	12.6%
(1)Assumes $6,408.5 million in total assets, $2,861.9 million in debt outstanding and $3,271.2 million in net assets as of December 31, 2024, and an average cost of funds of 8.0%, which is our weighted average interest rate as of December 31, 2024, excluding unused fees and financing costs.
Based on our outstanding indebtedness of $2,861.9 million as of December 31, 2024 and the effective weighted average annual interest rate of 8.0% (excluding unused fees and financing costs), our investment portfolio would have been required to experience an annual return of at least 3.6% to cover annual interest payments on the outstanding debt.
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
The success of our hedging strategy will depend on our ability to correctly identify appropriate exposures for hedging. In connection with the Series A Notes, Series B Notes, Series C Notes and Series D Notes (each as defined below), which bear interest at fixed rates, we entered into interest rate swaps to continue to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. However, unanticipated changes in currency exchange rates or other exposures that we might hedge may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary, as may the time period in which the hedge is effective relative to the time period of the related exposure. Also, where a put or call option on a particular security is purchased to hedge against price movements in a related security, the price of the put or call option may move more or less than the price of the related security. If restrictions on exercise were imposed, we might be unable to exercise an option we had purchased. If we were unable to close out an option that we had purchased on a security, it would have to exercise the option in order to realize any profit or the option may expire worthless.
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
We are subject to risks associated with our Credit Facilities.
On February 1, 2022, the Company entered into a senior secured revolving credit agreement with the Company, as borrower, ING, as administrative agent, Sumitomo Mitsui Banking Corporation, MUFG Union Bank, N.A., and Truist Securities, Inc. as joint lead arrangers, and the lenders from time to time party thereto (as amended, restated, supplemented or otherwise modified from time to time, the “ING Facility”).
On June 29, 2022, PIF Financing SPV LLC, our wholly owned subsidiary, or Financing SPV, entered into a loan and servicing agreement with Financing SPV, as the borrower, Wells Fargo Bank, National Association, as the administrative agent and swingline lender, the Company, as the equityholder and as the servicer, and State Street Bank and Trust Company, as collateral agent and as collateral custodian (as amended, restated, supplemented or otherwise modified from time to time the “Wells Funding Facility”).
On September 12, 2023, PIF Financing II SPV LLC, our wholly owned subsidiary, or Financing II SPV, entered into a loan and security agreement with Financing II SPV, as the borrower, Citizens Bank, N.A., as the facility agent, the lenders party thereto, the Company, as the servicer, as the equityholder and as the transferor, and State Street Bank and Trust Company, as collateral agent, as account bank and as collateral custodian (as amended, restated, supplemented or otherwise modified from time to time the “CBNA Funding Facility”).
On July 15, 2024, following the consummation of the SLIC Acquisition, we became party to and assumed SLIC’s obligations under the Amended and Restated Loan and Security Agreement, initially dated as of November 24, 2021, among SLIC Financing SPV, or wholly owned subsidiary, us, as successor by merger to SLIC, as parent and servicer and a pledgor, U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary, JP Morgan Chase Bank, N.A., as administrative agent (“JPM”), the lenders party thereto, and the issuing banks party thereto (as amended, restated, supplemented or otherwise modified from time to time the , the “JPM Facility”).
We anticipate that we or a wholly-owned and consolidated subsidiary of ours may enter into one or more senior revolving credit facilities of the Company or any subsidiary in the future (together with the ING Facility, the Wells Funding Facility, the CBNA Funding Facility and the JPM Facility, each a “Credit Facility” and together, the “Credit Facilities”). As a result of the Credit Facilities, we would be subject to a variety of risks, including those set forth below.
As a result of the Credit Facilities, we would be subject to a variety of risks, including those set forth below.

Any inability to renew, extend or replace the Credit Facilities could adversely impact our liquidity and ability to find new investments or maintain distributions to our unitholders.
There can be no assurance that we would be able to renew, extend or replace the Credit Facilities upon their maturity on terms that are favorable to us, if at all. Our ability to renew, extend or replace the Credit Facilities would be constrained by then-current economic conditions affecting the credit markets. In the event that we were unable to renew, extend or replace the Credit Facilities at the time of maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our unitholders and our ability to qualify as a RIC.
In addition to regulatory limitations on our ability to raise capital, our financing agreements contain various covenants, which, if not complied with, could accelerate our repayment obligations under such agreements, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.
We will have a continuing need for capital to finance our investments. We are party to various financing agreements from time to time which contain customary representations and warranties and we are required to comply with various covenants, reporting requirements and other customary requirements for similar financing agreements.
Our continued compliance with the covenants contained under these financing agreements depends on many factors, some of which may be beyond our control. We can offer no assurances that we would continue to comply with any such covenants. Our failure to satisfy the respective covenants could result in foreclosure by the lenders under the applicable credit facility or governing instrument or acceleration by the applicable lenders or noteholders, which would accelerate our repayment obligations under the relevant agreement and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our unitholders. These financing agreements may also include customary cross-default provisions, and if the indebtedness is accelerated, we may be unable to repay or finance the amounts due.
Our interests in any subsidiary that enters into a Credit Facility would be subordinated, and we may not receive cash on our equity interests from any such subsidiary.
We consolidate the financial statements of our wholly owned subsidiaries in our consolidated financial statements and treat the indebtedness of any such subsidiary as our leverage. Our interests in any wholly owned direct or indirect subsidiary of ours would be subordinated in priority of payment to every other obligation of any such subsidiary and would be subject to certain payment restrictions set forth in any Credit Facility. We would receive cash distributions on our equity interests in any such subsidiary only if such subsidiary had made all required cash interest payments to the lenders and no default exists under any Credit Facility. We cannot assure you that distributions on the assets held by any such subsidiary would be sufficient to make any distributions to us or that such distributions would meet our expectations.
We would receive cash from any such subsidiary only to the extent that we would receive distributions on our equity interests in such subsidiary. Any such subsidiary would be able to make distributions on its equity interests only to the extent permitted by the payment priority provisions of the Credit Facility. We expect that any Credit Facility would generally provide that payments on such interests may not be made on any payment date unless all amounts owing to the lenders and other secured parties are paid in full. In addition, if such subsidiary would not meet the borrowing base test set forth in any Credit Facility documents, a default would occur. In the event of a default under any Credit Facility documents, cash would be diverted from us to pay the lender and other secured parties until they would be paid in full. In the event that we would fail to receive cash from such subsidiary, we could be unable to make distributions to our unitholders in amounts sufficient to maintain our status as a RIC, or at all. We also could be forced to sell investments in portfolio companies at less than their fair value in order to continue making such distributions.
Our equity interests in any such subsidiary would rank behind all of the secured and unsecured creditors, known or unknown, of such subsidiary, including the lenders in any Credit Facility. Consequently, to the extent that the value of such subsidiary’s portfolio of loan investments would have been reduced as a result of conditions in the credit markets, defaulted loans, capital gains and losses on the underlying assets, prepayment or changes in interest rates, the return on our investment in such subsidiary could be reduced. Accordingly, our investment in such subsidiary may be subject to up to a complete loss.
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
We may be subject to risks associated with any CLOs, we enter into to finance our investments.
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
The majority of our portfolio investments take the form of securities for which no market quotations are readily available. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by our Board of Directors, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Note 5. Fair Value Measurements” in the notes to our consolidated financial statements, most, if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 under ASC Topic 820, Fair Value Measurements (“ASC 820”). This means that our portfolio valuations are based on unobservable inputs and our Valuation Designee’s (as defined below) assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which may include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.
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
We have retained the services of independent service providers to review the valuation of these securities. The valuation of all or a portion of our portfolio investments for which a market quote is not readily available will be reviewed by an independent valuation firm at least quarterly or more often as determined by the Valuation Designee or Board. The types of factors that our Valuation Designee, under the supervision of our Board of Directors, may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities, including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and in particular, the valuations of private securities and private companies, are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.
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
The Adviser has the right to resign under the Investment Advisory Agreement at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If the Adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our business, financial condition, results of operations and cash flows as well as our ability to pay distributions are likely to be adversely affected and the value of our Units may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Adviser and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cashflows.
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
Under the Investment Advisory Agreement, the Adviser does not assume any responsibility to us other than to render the services called for under that agreement, and it is not responsible for any action of our Board of Directors in following or declining to follow the Adviser’s advice or recommendations. Under the terms of the Investment Advisory Agreement, the Adviser, its directors, trustees, officers, equityholders or members (and their equityholders or members, including the owners of their equityholders or members), agents, employees, any person controlling or controlled by the Adviser, any other person affiliated with the Adviser and any other person or entity acting on behalf of the Adviser are not liable to us or any unitholders for acts or omissions performed by the Adviser in accordance with any of its duties or obligations under the Investment Advisory Agreement or otherwise as investment adviser of the Company (except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty with respect to the receipt of compensation for services), except where attributable to the willful misfeasance, bad faith or gross negligence in the performance of such person’s obligations or duties or by reason of reckless disregard of the Adviser’s duties or obligations under the Investment Advisory Agreement. In addition, we have agreed to indemnify the Adviser and each of its directors, trustees, officers, equityholders or members (and their equityholders or members, including the owners of their equityholders or members), agents, employees, any person controlling or controlled by the Adviser, any other person affiliated with the Adviser and any other person or entity acting on behalf of the Adviser from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with the performance of such person’s duties or obligations under the Investment Advisory Agreement or otherwise as an investment adviser to the Company, except where attributable to the willful misfeasance, bad faith or gross negligence in the performance of the Adviser’s duties or by reason of reckless disregard of the Adviser’s obligations or duties under the Investment Advisory Agreement, subject to the provisions of the Company’s organizational documents, the 1940 Act, and the laws of the State of New York. Under the Administration Agreement, the Administrator and certain specified parties providing administrative services pursuant to that agreement are not liable to us or our unitholders for, and we have agreed to indemnify them for, any claims or losses arising out of the good faith performance of their duties or obligations under the Administration Agreement, except where primarily attributable to the willful misfeasance, bad faith or gross negligence or by reason of reckless disregard of the Administrator’s duties or obligations under the Administration Agreement, subject to the provisions of the 1940 Act. These protections may lead the Adviser or the Administrator to act in a riskier manner when acting on our behalf than it would when acting for its own account.
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
Our business could be unable to realize the benefits anticipated by the SLIC Acquisition, including estimated cost savings, or it could take longer than anticipated to achieve such benefits.
The realization of certain benefits anticipated as a result of the SLIC Acquisition will depend in part on the integration of SLIC’s investment portfolio with ours and the integration of SLIC’s business with our business. There can be no assurance that SLIC’s investment portfolio can be integrated successfully into our operations in a timely fashion or at all. The dedication of management resources to such integration could detract attention from the day-to-day business of the combined company, and there can be no assurance that there will not be substantial costs associated with the transition process or that there will not be other material adverse effects as a result of these integration efforts. Such effects, including incurring unexpected costs or delays in connection with such integration and failure of SLIC’s investment portfolio to perform as expected, could have a material adverse effect on the financial results of the combined company.
We also expect to achieve certain cost savings from the SLIC Acquisition when the two companies have fully integrated their portfolios. It is possible that the estimates of the potential cost savings could ultimately be incorrect. The cost savings estimates also assume that we will be able to combine the operations of our business and SLIC in a manner that permits those cost savings to be fully realized. If the estimates turn out to be incorrect or if we are not able to combine SLIC’s investment portfolio or business with the operations of our business successfully, the anticipated cost savings could not be fully realized or realized at all or could take longer to realize than expected.
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
Economic recessions or downturns could impair our portfolio companies and defaults by our portfolio companies will harm our operating results
Many of our portfolio companies are susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results. For more information, see “—We are operating in a period of capital markets volatility and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have negative impact on our business and operations.”
Inflation could adversely impact our portfolio companies and our results of our operations.
Certain of our portfolio companies are in industries that could be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay distributions on our equity investments and/or interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net increase (decrease) in net assets resulting from operations.
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
Our investments in securities or assets of publicly traded companies are subject to the risks inherent in investing in public companies.
We may invest a portion of our portfolio in publicly traded companies. In such investments, it is not expected that we will be able to negotiate additional financial covenants or other contractual rights, which we might otherwise be able to obtain in making privately negotiated investments. Moreover, we may not have the same access to information in connection with investments in public companies, either when investigating a potential investment or after making an investment, as compared to privately negotiated investments. Furthermore, we may be limited in our ability to make investments and to sell existing investments in public securities because Morgan Stanley may be deemed to have material, non-public information regarding the issuers of those securities or as a result of other internal policies. The inability to sell public securities in these circumstances could materially adversely affect our investment results. In addition, an investment may be sold by us to a public company where the consideration received is a combination of cash and stock of the public company, which may, depending on the securities laws of the relevant jurisdiction, be subject to lock-up periods.
Covenant-lite loans may expose us to different risks, including with respect to liquidity, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants.
Certain loans in our portfolio may consist of “covenant-lite” loans. Generally, covenant-lite loans permit borrowers more opportunity to negatively impact lenders because such loans may not require the borrower to maintain debt service or other financial ratios and do not include terms which allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. Accordingly, to the extent we invest in covenant-lite loans, we may have less protection from borrower actions and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants. Ownership of covenant-lite loans may expose us to different risks, including with respect to liquidity, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants. As of December 31, 2024, approximately 42% of our portfolio, measured as percent of gross commitments, is in loans that are considered “covenant-lite.”
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
Our investments in OID and PIK instruments may expose us to investment risk.
To the extent that we invest in OID or PIK instruments and the accretion of OID or PIK interest income constitutes a portion of our income, we will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash, including the following:
•the interest rates on PIK loans are higher to reflect the time-value of money on deferred interest payments and the higher credit risk of borrowers who may need to defer interest payments, and PIK instruments generally represent a significantly higher credit risk than coupon loans;

•OID and PIK instruments may have unreliable valuations because the accruals require judgments about ultimate collectability of the deferred payments and the value of any associated collateral;
•an election to defer PIK interest payments by adding them to the principal on such instruments increases our future investment income which increases our net assets and, as such, increases the Adviser’s future management fees;
•market prices of OID and PIK instruments and other zero-coupon instruments are affected to a greater extent by interest rate changes, and may be more volatile than instruments that pay interest periodically in cash. While PIK instruments are usually less volatile than zero-coupon debt instruments, PIK instruments are generally more volatile than cash pay securities;
•the deferral of PIK interest on an instrument increases the loan-to-value ratio, which is a measure of the riskiness of a loan, with respect to such instrument;
•even if the conditions for income accrual under GAAP are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan;
•for accounting purposes, cash distributions to investors representing OID income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of OID income may come from the cash invested by investors, the 1940 Act does not require that investors be given notice of this fact;
•the required recognition of OID or PIK interest for U.S. federal income tax purposes may have a negative impact on liquidity, as it represents a non-cash component of our investment company taxable income that may require cash distributions to shareholders in order to maintain our ability to maintain tax treatment as a RIC for U.S. federal income tax purposes; and
•OID may create a risk of non-refundable cash payments to the Adviser based on non-cash accruals that may never be realized.
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
Additionally, our portfolio companies may be subject to certain so-called sustainability risks, or ESG events or conditions that, if they occur, could cause an actual or potential material impact on the value of the Company, including, but not limited to, the following:
•Climate change risks include both global warming driven by human emissions of greenhouse gases and the resulting large-scale shifts in weather patterns. Risks associated with climate change include transition risks (policy changes, reputational impacts and shifts in market preferences, norms and technology) and physical risk (physical impacts of climate change such as droughts, floods or thawing ground);
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
To the extent that we do not hold controlling equity interests in portfolio companies, we will have a limited ability to protect our position in such portfolio companies. We may also co-invest with third parties through partnerships, joint ventures or other entities. Such investments may involve risks in connection with such third-party involvement, including the possibility that a third-party co-investor may have economic or business interests or goals that are inconsistent with ours or may be in a position to take (or block) action in a manner contrary to our investment objective. In those circumstances where such third parties involve a management group, such third parties may receive compensation arrangements relating to such investments, including incentive compensation arrangements. We do not currently intend to create or acquire primary control of any entity that primarily engaged in investment activities insecurities or other assets, other than entities wholly owned by the us.
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
Risks Relating to an Investment in Our Securities
Investing in our Units may involve an above average degree of risk.
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
There are restrictions on the ability of holders of our Units to transfer Units in excess of the restrictions typically associated with a private offering of securities under Regulation D, Regulation S and other exemptions from registration under the Securities Act, and these restrictions could limit the liquidity of an investment in our Units and the price at which holders may be able to sell their Units.
We are relying on an exemption from registration under the Securities Act and state securities laws in offering our Units pursuant to the Subscription Agreements. As such, absent an effective registration statement covering our Units, such Units may be resold only in transactions that are exempt from the registration requirements of the Securities Act. Our Units will have limited transferability which could delay, defer or prevent a transaction or a change of control of the Company that might involve a premium price for our securities or otherwise be in the best interest of our common unitholders.
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
Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. To the extent we make distributions to unitholders that include a return of capital, such portion of the distribution essentially constitutes a return of the common unitholder’s original investment in the Company and does not represent income or capital gains. Although such return of capital may not be taxable, such distributions may increase an investor’s taxable gain or reduce an investor’s loss upon the future sale of our Units. A return of capital distribution may cause a unitholder to recognize a capital gain from the sale of our Units even if the unitholder sells its units for less than the original purchase price.
We have not established any limit on the amount of funds we may use from available sources, such as borrowings, if any, or proceeds from any offering of securities, to fund distributions (which may reduce the amount of capital we ultimately invest in assets).
Unitholders should understand that any distributions made from sources other than cash flow from operations or relying on fee or expense reimbursement waivers, if any, from the Adviser of the Administrator are not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser or the Administrator continues to make such expense reimbursements, if any. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, how quickly we invest the proceeds from any securities offerings and the performance of our investments. Unitholders should also understand that any future repayments to the Adviser will reduce the distributions they would otherwise receive. There can be no assurance that we will achieve such performance in order to sustain these distributions or be able to pay distributions at all. The Adviser and the Administrator have no obligation to waive fees or receipt of expense reimbursements, if any.
Our unitholders may receive shares of our Units as distributions, which could result in adverse tax consequences to them.
In order to satisfy the Annual Distribution Requirement applicable to RICs, we will have the ability to declare a large portion of a distributions in shares of our Units instead of in cash. Revenue procedures issued by the IRS, allow a publicly offered regulated investment company (as defined in the Code) to distribute its own stock as a distribution for the purpose of fulfilling its distribution requirements, if certain conditions are satisfied. As long as a portion of such distribution is paid in cash (which portion may be as low as 20% of such distribution) and certain requirements are met, the entire distribution will be treated as a distribution for U.S. federal income tax purposes. As a result, a stockholder unitholder generally would be subject to tax on 100% of the fair market value of the dividend on the date the distribution is received by the unitholder in the same manner as a cash distribution, even though most of the distribution was paid in our Units. We do not currently intend to pay distributions in Units.
We may in the future determine to issue preferred units, which could adversely affect the value of our Units.
The issuance of preferred units with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of such series of preferred units could make an investment in Units less attractive. In addition, the distributions on any preferred units we issue must be cumulative. Payment of distributions and repayment of the liquidation preference of preferred units must take preference over any distributions or other payments to holders of Units, and holders of preferred units are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference (other than convertible preferred units that converts into Units). In addition, under the 1940 Act, preferred units would constitute a “senior security” for purposes of the 150% asset coverage test.
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
•Inability of the Adviser to employ additional experienced investment professionals;
•Departure of our Adviser or certain of its key personnel;
•General economic trends and other external factors;
•Escalation of tensions and conflicts in Europe and elsewhere, including Ukraine and Russia and the Middle East, and disruptions in local, regional, national and global markets and economies affected thereby, including the potential for volatility in energy prices and its impact on the industries in which we invest;
•Inflation and its impact on our portfolio companies and on the industries in which we invest;
•The impact of supply chain constraints on our portfolio companies and the global economy;
•The impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks; and
•Loss of a major funding source; and
•The economic and other impacts of disease outbreaks, pandemics, or any other serious public health concern in the United States as well as worldwide
Our unitholders may experience dilution in their ownership percentage.
Our unitholders do not have preemptive rights to purchase any Units we issue in the future. To the extent that we issue additional equity interests at or below net asset value your percentage ownership interest in us may be diluted. In addition, depending upon the terms and pricing of any future sales of Units and the value of our investments, you may also experience dilution in the book value and fair value of your Units.
Under the 1940 Act, we generally are prohibited from issuing or selling Units at a price below net asset value per unit, which may be a disadvantage as compared with certain public companies. We may, however, sell Units, or warrants, options, or rights to acquire Units, at a price below the current net asset value of Units if our Board of Directors determines that such sale is in our best interests and the best interests of our unitholders, and our unitholders, including a majority of those unitholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Directors, closely approximates the fair value of such securities (less any distributing commission or discount). If we raise additional funds by issuing Units or senior securities convertible into, or exchangeable for, Units, then the percentage ownership of our unitholders at that time will decrease and you will experience dilution.
Our unitholders will experience dilution in their ownership percentage if they opt out of our DRIP.

We have an “opt out” DRIP pursuant to which unitholders will have their cash distributions automatically reinvested in additional Units unless they elect to receive their distributions in cash. As a result, our unitholders that “opt out” of our DRIP will experience dilution in their ownership percentage of our Units over time. See “Item 1. Business—Distribution Reinvestment Plan.”
Our unitholders may be subject to filing requirements under the Exchange Act as a result of an investment in us.
Because our Units are registered under the Exchange Act, ownership information for any person who beneficially owns 5% or more of our Units must be disclosed in a Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. Although we will provide in our quarterly financial statements the amount of outstanding Units and the amount of the investor’s Units, the responsibility for determining the filing obligation and preparing the filing remains with the investor. In addition, owners of 10% or more of our Units are subject to reporting obligations under Section 16(a) of the Exchange Act.
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
Persons with the right to appoint a director or who hold 10% or more of a class of our Units may be subject to Section 16(b) of the Exchange Act, which recaptures for the benefit of the issuer profits from the purchase and sale of registered stock within a six-month period.
Risks Relating to the Notes
The Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we may incur. Additionally, the Notes are not guaranteed by Morgan Stanley.
On March 16, 2023, the Company entered into a Master Note Purchase Agreement (the “March 2023 NPA”) governing the issuance of (i) $204.0 million in aggregate principal amount of Series A Senior Notes, Tranche A, due March 16, 2026 (the “Series A 2026 Notes”) and (ii) $146.0 million in aggregate principal amount of Series A Senior Notes, Tranche B, due March 16, 2028 (the “Series A 2028 Notes” and together with the Series A 2026 Notes, the “Series A Notes”). On August 10, 2023, the Company entered into a Master Note Purchase Agreement (the “August 2023 NPA”) governing the issuance of $107.0 million in aggregate principal amount of Series B Senior Notes, Tranche A, due August 10, 2026 (the “Series B 2026 Notes”) and the issuance of $128.0 million in aggregate principal amount of Series B Senior Notes, Tranche B, due August 10, 2028 (the “Series B 2028 Notes” and, together with the Series B 2026 Notes, the “Series B Notes”). On December 1, 2023, the Company entered into the First Supplement, dated as of December 1, 2023 of the August 2023 NPA (the “First Supplement”) governing the issuance of $136.5 million in aggregate principal amount of Series C Senior Notes, Tranche A, due March 1, 2027 (the “Series C 2027 Notes”) and the issuance of $163.5 million in aggregate principal amount of Series C Senior Notes, Tranche B, due March 1, 2029 (the “Series C 2029 Notes” and together with the Series C 2027 Notes, the “Series C Notes”) to certain qualified institutional investors in a private placement. On August 5, 2024, the Company entered into the Second Supplement, dated as of August 5, 2024 of the August 2023 NPA (the “Second Supplement” and together with the March 2023 NPA, and the First Supplement, the “NPAs”) governing the issuance of $100.0 million in aggregate principal amount of Series D Senior Notes, Tranche A, due August 5, 2027 (the “Series D 2027 Notes”) and the issuance of $200.0 million in aggregate principal amount of Series D Senior Notes, Tranche B, due August 5, 2029 (the “Series D 2029 Notes” and together with the Series D 2027 Notes, the “Series D Notes”) to certain qualified institutional investors in a private placement. On October 1, 2024, we issued $300.0 million in aggregate principal amount of 5.750% notes due 2030 (the “2030 Notes” and together with the Series A Notes, Series B Notes, Series C Notes and Series D Notes, the “Notes”), pursuant to a Base Indenture dated October 1, 2024 (the “Base Indenture”) between us and US Bank Trust Company, National Association (the “Trustee”), as supplemented by the First Supplemental Indenture dated October 1, 2024 (the “First Supplemental Indenture” and together with the Base Indenture, the “February 2030 Notes Indenture”).
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

The Notes are not obligations of Morgan Stanley nor are they guaranteed by Morgan Stanley and Morgan Stanley has no obligation to pay any amounts due on the Notes. The Company is not a subsidiary of or consolidated with Morgan Stanley. Furthermore, Morgan Stanley has no obligation, contractual or otherwise, to financially support us. Morgan Stanley has no history of financially supporting any of the MS BDCs on the MS Private Credit platform, even during periods of financial distress.
The Notes are subordinated structurally to the indebtedness and other liabilities of our subsidiaries.
The 2030 Notes are obligations exclusively of the Company and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the 2030 Notes and the 2030 Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. Although the Series A Notes, Series B Notes, Series C Notes and Series D Notes are guaranteed by certain of our subsidiaries, such notes are not secured by any of the assets of our subsidiaries and are effectively subordinated to any secured indebtedness our subsidiaries have outstanding or that our subsidiaries may incur in the future.
As of December 31, 2024, approximately $1,402.4 million of the indebtedness required to be consolidated on our balance sheet was held through subsidiary financing vehicles and/or secured by assets of the Company and its subsidiaries. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors, including trade creditors, and holders of preferred stock, if any, of our subsidiaries will have priority over our claims (and therefore the claims of our creditors, including the holders of the Notes) with respect to the assets of such subsidiaries. Even if we were recognized as a creditor of one or more of our subsidiaries, our claims (and therefore the claims of our creditors, including the holders of the Notes) would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the Notes are subordinated structurally to all existing indebtedness and other liabilities of any of our subsidiaries and the 2030 Notes are subordinated structurally to all indebtedness of any subsidiaries that we may in the future acquire or establish as financing vehicles or otherwise. All of the existing indebtedness of our subsidiaries is structurally senior to the Notes. In addition, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to the 2030 Notes.
A downgrade, suspension or withdrawal of the credit rating assigned by a rating agency to us or the Notes, if any, could cause the liquidity or market value of the Notes to decline significantly.
Our credit ratings are an internal assessment by rating agencies of our ability to pay our debts when due. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of the Notes or other debt securities we may issue. Our credit ratings, however, may not reflect the potential impact of risks related to market conditions generally or other factors discussed above on the market value of or trading market of our debt securities, if any. These credit ratings may not reflect the potential impact of risks relating to the structure or marketing of the Notes or an investment in other debt securities we may issue. Credit ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization in its sole discretion. We undertake no obligation to maintain our credit ratings or to advise any holders of our Notes of any changes in our credit ratings, except as may be required under the terms of any applicable indenture or other governing document, including the NPAs.
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
The Indentures governing the 2030 Notes contains limited protection for holders of such notes.
The Indentures governing the 2030 Notes offers limited protection to holders of such notes. The terms of the Indentures do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on a holder’s investment in the 2030 Notes. In particular, the terms of the Indenture do not place any restrictions on our or our subsidiaries’ ability to:
•issue securities or otherwise incur additional indebtedness or other obligations, including
(1) any indebtedness or other obligations that would be equal in right of payment to the 2030 Notes,
(2)any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 2030 Notes to the extent of the values of the assets securing such debt,
(3)indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the 2030 Notes and

(4)securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the 2030 Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) and (2) of the 1940 Act or any successor provisions, as such obligations may be amended or superseded, giving effect to any exemptive relief granted to us by the SEC;
•pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the 2030 Notes;
•sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);
•enter into transactions with affiliates;
•create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;
•make investments; or
•create restrictions on the payment of dividends or other amounts to us from our subsidiaries.
In addition, the terms of the Indentures and the 2030 Notes do not protect holders of such notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow or liquidity other than certain events of default under the Indentures. Our ability to recapitalize, incur additional debt and take a number of other actions are not limited by the terms of the 2030 Notes and may have important consequences for holders of such notes, including making it more difficult for us to satisfy our obligations with respect to such notes or negatively affecting the trading value of the 2030 Notes. Other debt we issue or incur in the future could contain more protections for its holders than the Indentures, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the 2030 Notes. The Indentures do not place any restrictions on the operations of Morgan Stanley or its subsidiaries.
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
There are significant restrictions on the ability to transfer or resell the Notes. If an active trading market for the Unrestricted 2030 Notes does not develop or is not maintained, a noteholder may not be able to sell such notes.
The unrestricted 2030 Notes have been registered for resale under the Securities Act. However, the restricted 2030 Notes, Series A Notes, Series B Notes, Series C Notes and Series D notes have not been registered under the Securities Act and may only be offered or sold in transactions that are not subject to, or that are otherwise exempt from, the registration requirements of the Securities Act and applicable state securities laws or pursuant to an effective registration statement. Therefore, a holder of the restricted 2030 Notes, Series A Notes, Series B Notes, Series C Notes and Series D Notes may be required to bear the risk of its investment until the maturity, as applicable. We cannot provide any assurances that an active trading market for any of the Notes will exist in the future or that holders will be able to sell their Notes. We do not currently intend to apply for listing of the Notes on any securities exchange or for quotation of the Notes on any automated dealer quotation system. Even if an active trading market does exist, the unrestricted 2030 Notes, when registered, may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, if any, general economic conditions, our financial condition, performance and prospects and other factors. To the extent an active trading market does not exist, the liquidity and trading price for the unrestricted 2030 Notes, when registered, may be harmed. Accordingly, a holder of the Notes may be required to bear the financial risk of an investment in the Notes for an indefinite period of time.
We may not be able to repurchase the Notes upon a Change of Control Repurchase Event.
We may not be able to repurchase the Notes upon a Change of Control Repurchase Event (as defined in the Indenture or the NPAs) because we may not have sufficient funds. Upon a Change of Control Repurchase Event, holders of the Notes may require us to repurchase for cash some or all of the Notes at a repurchase price equal to 100% of the aggregate principal amount of the Notes being repurchased, plus accrued and unpaid interest to, but not including, the repurchase date. Our failure to purchase such tendered Notes upon the occurrence of such Change of Control Repurchase Event would cause an event of default under the Indentures, the March 2023 NPA or the August 2023 NPA governing the Notes, and a cross-default under the agreements governing certain of our other indebtedness, which may result in the acceleration of such indebtedness requiring us to repay that indebtedness immediately. If a Change of Control Repurchase Event were to occur, we may not have sufficient funds to repay any such accelerated indebtedness and/

or to make the required repurchase of the Notes. For the avoidance of doubt, Morgan Stanley does not have any obligation to provide us with funding to repurchase the Notes upon a Change of Control Repurchase Event or otherwise.
General Risk Factors
We are operating in a period of capital markets volatility and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have a negative impact on our business and operations.
In addition to the factors described above, other factors described herein that may affect market, economic and geopolitical conditions, and thereby adversely affect the Company including, without limitation, economic slowdown in the United States and internationally, changes in interest rates and/or a lack of availability of credit in the United States and internationally, commodity price volatility and changes in law and/or regulation, and uncertainty regarding government and regulatory policy. Any future market disruptions and/or illiquidity could have an adverse effect on our business, financial condition, results of operations and cash flows, as well as the businesses of our portfolio companies, and the broader financial and credit markets. The full impact of any such risks is uncertain and difficult to predict.
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
Additionally, changes to the laws and regulations governing our operations, including those associated with RICs and BDCs, may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities, or to comply with additional restrictions on our investments or capital structure, or result in the imposition of corporate-level taxes on us. Such changes could result in material differences to our strategies and plans and may shift our investment focus from the areas of expertise of the Adviser to other types of investments in which the Adviser may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment. The Adviser currently acts pursuant to an exemption from registration as a commodity trading advisor with the CFTC. These requirements restrict the types of commodity investment strategies that the Adviser can pursue while remaining exempt, and if the Adviser were to seek other investment strategies that required it to register with the CFTC, that registration would increase their, and therefore our, costs. In addition, new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our unitholders, or could have other adverse consequences. Unitholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.
In addition, certain regulations applicable to debt securitizations implementing credit risk retention requirements in effect in both the United States and in Europe may adversely affect or prevent us from entering into any future securitization transaction. These risk retention rules may cause an increase in our cost of funds under or may prevent us from completing any future securitization transactions. The U.S. risk retention rules require the sponsor (directly or through a majority-owned affiliate) of a debt securitization subject to such rules, such as CLOs, in the absence of an exemption, to retain an economic interest in the credit risk of the assets being securitized. If, and to the extent that, we engage in securitization transactions that require the retention of an economic interest, these rules would increase our financing costs in comparison to other types of financings and this increase in financing costs would ultimately be borne by our unitholders.

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
There is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events, including the 2024 U.S. presidential election, have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. To the extent the U.S. Congress or the presidential administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.
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
Furthermore, in recent years cybersecurity risks for financial institutions have significantly increased in part because of the proliferation of new technologies, the use of the internet, mobile telecommunications and cloud technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external extremist parties, including foreign state actors in some circumstances as a means to promote political ends. Global events and geopolitical instability may lead to increased nation state targeting of financial institutions in the U.S. and abroad. Any of these parties may also attempt to fraudulently induce employees, customers, clients, vendors, or other third parties or users of the Company, the Adviser, the Administrator and their affiliates’ systems to disclose sensitive information in order to gain access to such parties’ data or that of their employees or clients. Cybersecurity risks may also derive from human error, fraud or malice on the part of the Adviser or the Administrator and their affiliates’ employees or third parties, or may result from software bugs, server malfunctions, software or hardware failure or other accidental technological failure. For example, human error has led to the loss of Morgan Stanley’s physical data-bearing devices in the past. These risks may be heightened by several factors, including remote work, reliance on new technologies (such as generative artificial intelligence) or as a result of the integration of acquisitions and other strategic initiatives that may subject us to new technology, customers or third-party providers. In addition, third parties with whom we do business or share information, and each of their service providers, our regulators and the third parties with whom our customers and clients share information used for authentication, may also be sources of cybersecurity and information security risks, particularly where activities of customers are beyond our security and control systems. There is no guarantee that the measures we take will provide absolute security or recoverability given that the techniques used in cyberattacks are complex, frequently change and are difficult to anticipate.
Like other financial services firms, Morgan Stanley continues, its third-party providers and its clients to be the subject of unauthorized access attacks, mishandling or misuse of information, computer viruses or malware, cyber attacks designed to obtain confidential information, destroy data, disrupt or degrade service, sabotage systems or networks or cause other damage, denial of service attacks, data breaches, social engineering attacks, phishing attacks and other events, and there can be no assurance that such unauthorized access, mishandling or misuse of information, or cyber incidents will not occur in the future, and they could occur more frequently and on a more significant scale. Given Morgan Stanley’s global footprint and the high volume of transactions it processes, the large number of clients, partners, vendors and counterparties with which it does business, and the increasing sophistication of cyber attacks, a cyber attack, information or security breaches could occur and persist for an extended period of time without detection.
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
While many of our agreements with partners and third-party vendors include indemnification provisions, we may not be able to recover sufficiently, or at all, under such provisions to adequately offset any losses we may incur. In addition, although we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber and information security risks, such insurance coverage may be insufficient to cover any or all losses we may incur, and we cannot be sure that such insurance will continue to be available to us on commercially reasonable terms, or at all, or that our insurers will not deny coverage as to any future claim.
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
We are subject to risks associated with artificial intelligence and machine learning technology.
Artificial intelligence, including machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials, or collectively, AI, and its current and potential future applications including in the private investment and financial industries, as well as the legal and regulatory frameworks within which AI operates, continue to rapidly evolve.
Recent technological advances in AI pose risks to the Company, the Adviser, and our portfolio investments. The Company and our portfolio investments could also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to the Company, also use AI in their business activities. We and our portfolio companies may not be in a position to control the use of AI technology in third-party products or services.
Use of AI could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming part accessible by other third-party AI applications and users. While the Adviser does not currently use AI to make investment recommendations, the use of AI could also exacerbate or create new and unpredictable risks to our business, the Adviser’s business, and the business of our portfolio companies, including by potentially significantly disrupting the markets in which we and our portfolio companies operate or subjecting us, our portfolio companies and the Adviser to increased competition and regulation, which could materially and adversely affect business, financial condition or results of operations of us, our portfolio companies and the Adviser. In addition, the use of AI by bad actors could heighten the sophistication and effectiveness of cyber and security attacks experienced by our portfolio companies and the Adviser.
Independent of its context of use, AI technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that AI technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error—potentially materially so—and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI technology. To the extent that we or our portfolio investments are exposed to the risks of AI use, any such inaccuracies or errors could have adverse impacts on the Company or our investments.
AI technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.
Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics, may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition.
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
The conflict between Russia and Ukraine and in the Middle East, and resulting market volatility, could also adversely affect the Company’s business, operating results, and financial condition. The extent and duration or escalation of such conflicts, resulting sanctions and resulting future market disruptions are impossible to predict, but could be significant. Any disruptions resulting from such conflicts and any future conflict (including cyberattacks, espionage or the use or threatened use of nuclear weapons) or resulting from actual or threatened responses to such actions could cause disruptions to any of our portfolio companies located in Europe or the Middle East or that have substantial business relationships with companies in affected regions. It is not possible to predict the duration or extent of longer-term consequences of these conflicts, which could include further sanctions, retaliatory and escalating measures, embargoes, regional instability, geopolitical shifts and adverse effects on or involving macroeconomic conditions, the energy sector, supply chains, inflation, security conditions, currency exchange rates and financial markets around the globe. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.
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
The extent to which any disease outbreaks or health pandemics may negatively affect our and our portfolio companies’ operating results, or the duration of any potential business or supply-chain disruption, is uncertain. These potential impacts, while uncertain, could adversely affect our operating results and the operating results of the portfolio companies in which we invest. There is a risk that any future disease outbreaks or health pandemics (including a recurrence of the Coronavirus) would impact our ability to achieve our investment objectives. Further, if a future pandemic occurs during a period when our investments are maturing, we may not be able to realize our investments within the Company’s term, or at all. In addition, future terrorist activities, military or security operations, natural disasters, disease outbreaks, pandemics or other similar events could weaken the domestic/global economies and create additional uncertainties, which may negatively impact our portfolio companies and, in turn, could have a material adverse impact on our business, operating results and financial condition.
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
We are required to comply with certain requirements of the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC. Because our Units are registered under the Exchange Act, we are subject to the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC, and our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a result, we expect to incur significant additional expenses that may negatively impact our financial performance and our ability to make distributions. This process will also result in a diversion of management’s time and attention. We do not know when our evaluation, testing and remediation actions will be completed or its impact on our operations. In addition, we may be unable to ensure that the process is effective or that our internal control over financial reporting is or will be effective. In the event that we are unable to come into and maintain compliance with the Sarbanes-Oxley Act and related rules, we and the value of our securities would be adversely affected.

Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until there is a public market for our shares which is not expected to occur. Because we do not currently have comprehensive documentation of our internal control and have not yet tested our internal control in accordance with Section 404 of the Sarbanes-Oxley Act, we cannot conclude, as required by Section 404, that we do not have a material weakness in our internal control or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal control. If we are not able to implement the applicable requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC, and result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements could also suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us.
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
As part of its enterprise risk management (“ERM”) framework, Morgan Stanley has implemented and maintains a program to assess, identify, and manage risks arising from the cybersecurity threats confronting the Firm (“Cybersecurity Program”). Morgan Stanley’s Cybersecurity Program helps protect the Firm’s clients, customers, employees, property, products, services, and reputation by seeking to preserve the confidentiality, integrity, and availability of information, enable the secure delivery of financial services, and protect the business and the safe operation of our technology systems, including as applicable to the Company and its unitholders. Morgan Stanley continually adjusts its Cybersecurity Program to address the evolving cybersecurity threat landscape and comply with extensive legal and regulatory expectations.
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
Processes for assessing, identifying, and managing material risks from cybersecurity threats
Morgan Stanley’s Cybersecurity Program takes into account industry best practices and addresses risks from cybersecurity threats to the Firm’s network, infrastructure, computing environment, and the third-parties Morgan Stanley relies on, including third parties relied on by the Company. Morgan Stanley periodically assesses the design of its cybersecurity controls against the Cyber Risk Institute Cyber Profile, which is based on the National Institute of Standards and Technology Cybersecurity (“NIST”) Framework for Improving Critical Infrastructure Cybersecurity, as well as against global cybersecurity regulations, and develops improvements to those controls in response to those assessments. Morgan Stanley’s Cybersecurity Program also includes cybersecurity and information security policies, procedures, and technologies that are designed to address regulatory requirements and protect Morgan Stanley’s clients’, employees’ and own data, and the data of the Company and its officers and unitholders, against unauthorized disclosure, modification, and misuse. These policies, procedures, and technologies cover a broad range of areas, including: identification of internal and external threats, access control, data security, protective controls, detection of malicious or unauthorized activity, incident response, and recovery planning.
Morgan Stanley’s threat intelligence function within the Cybersecurity Program actively engages in private and public information sharing communities and leverages both commercial and proprietary products to collect a wide variety of industry and governmental information regarding the latest cybersecurity threats, which informs Morgan Stanley’s cybersecurity risk assessments and strategy, including as applicable to the Company. This information is also provided to an internal Morgan Stanley cyber threat detection team, which develops and implements strategies designed to defend against these cybersecurity threats across Morgan Stanley’s environment, including systems and applications that may be relied upon by the Company. Morgan Stanley’s vulnerability management team, as well as Morgan Stanley’s Non-Financial Risk function (“NFR”) review external cybersecurity incidents that may be relevant to the Firm and the Company, to further inform the design of the Cybersecurity Program. To assess the efficacy of Morgan Stanley’s controls and defenses designed to mitigate cybersecurity risk, it utilizes internal and external testing, including penetration testing and red team engagements. The results of these assessments are used to strengthen the Cybersecurity Program. Additionally, Morgan Stanley maintains a global training program covering cybersecurity risks and requirements, including heightened security training to specialized employees, and conducts regular phishing email simulations for its employees and consultants as preventative measures.
When a threat is identified in Morgan Stanley’s environment, its incident response team follows an incident response plan to evaluate the impact to the Firm and coordinate appropriate remediation. If warranted, the cybersecurity incident will be reported to applicable regulators, authorities, impacted clients or counterparties, as appropriate. The Firm’s cybersecurity incident response and remediation processes, including assessing materiality and reporting requirements, are reviewed through tabletop exercises.
Morgan Stanley’s processes are designed to help oversee, identify, and mitigate cybersecurity risks associated with its use of third-party vendors, including those vendors relied upon by the Company. Morgan Stanley maintains a third-party risk management program that includes evaluation of, and response to, cybersecurity risks at its third-party vendors, including those vendors relied upon by the Company. Prior to engaging third-party vendors to provide services to the Firm or the Company, Morgan Stanley conducts assessments of the third-party vendors’ cybersecurity program to identify the impact of their services on the cybersecurity risks to the Firm or, as relevant, the Company. Once on-boarded, third-party vendors’ cybersecurity programs are subject to risk-based oversight, which may include security questionnaires, submission of independent security audit reports or a Firm audit of the third-party vendor’s security program, and, with limited exceptions, third-party vendors are required to meet Morgan Stanley’s minimum cybersecurity standards. Where a third-party vendor cannot meet those standards, its services, and the residual risk to the Firm, are subject to review, challenge, and escalation through Morgan Stanley’s risk management processes and ERM committees, which may ultimately result in requesting increased security measures or ceasing engagement with such third-party vendor.
Morgan Stanley’s Cybersecurity Program is regularly assessed by the Morgan Stanley Internal Audit Department (“IAD”) through various assurance activities, with the results reported to the Audit Committee of the MS Board (“BAC”) and the BOTC and, as

applicable to the Board of Directors of the Company. Annually, key elements of the Cybersecurity Program are subject to review by an independent third-party, the results of which, including opportunities identified for improvement and related remediation plans, are reviewed with the BOTC. The Cybersecurity Program is also examined regularly by the Firm’s prudential and conduct regulators within the scope of their jurisdiction.
Governance
Morgan Stanley and Company Management’s role in assessing and managing material risks from cybersecurity threats
Morgan Stanley’s Cybersecurity Program is operated and maintained by its management, including the Chief Information Officer (“CIO”) of Cyber, Data, Risk and Resilience and the Chief Information Security Officer (“CISO”). These senior officers are responsible for assessing and managing the Firm’s cybersecurity risks, which includes cybersecurity risks faced by the Company. Morgan Stanley’s Cybersecurity Program strategy, which is set by the CISO and overseen by the Morgan Stanley’s Head of Operational Cyber, Technology, and Information Security Non-Financial Risk (“Head of NFR CTIS”), is informed by various risk and control assessments, control testing, external assessments, threat intelligence, and public and private information sharing. Morgan Stanley’s Cybersecurity Program also includes processes for escalating and considering the materiality of incidents that impact the Firm and the Company, including escalation to senior management of Morgan Stanley, the MS Board, and management of the Company.
The Chief Compliance Officer ("CCO") of the Company is responsible for overseeing the Company’s risk management function and generally relies on the CIO, CISO, and Head of NFR CTIS to assist with assessing and managing material risks from cybersecurity threats that are applicable to the Company. The CIO has over 30 years of experience in various engineering, information technology (“IT"), operations, and information security roles. The CISO has over 25 years of experience leading cybersecurity teams at financial institutions, including in the areas of IT strategy, risk management, and information security. The Head of NFR CTIS has over 20 years of experience in technology, security, and compliance roles, including experience in government security agencies. The Company's CCO has worked in the financial services industry for 19 years and has covered business developments from a compliance perspective for over 10 years, during which time the Company’s CCO has gained expertise in assessing and managing risk applicable to the Company.
Risk levels and mitigating measures are presented to and monitored by dedicated management-level cybersecurity risk committees at Morgan Stanley. These committees include representatives from Firm management as well as business and control stakeholders who review, challenge and, where appropriate, consider exceptions to the Firm’s policies and procedures. Significant cybersecurity risks are escalated from these committees to Morgan Stanley’s Non-Financial Risk Committee. The CIO and the Head of NFR CTIS report on the status of Morgan Stanley’s Cybersecurity Program, including significant cybersecurity risks; review metrics related to the program; and discuss the status of regulatory and remedial actions and incidents to the Firm Risk Committee, the BOTC and the MS Board. To the extent any cybersecurity incidents relate to the Company, the status of such incidents and remedial actions will be reported to our Board.
Board oversight of risks from cybersecurity threats
Our Board provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. Our Board receives periodic updates from the CCO of the Company, the CIO, CISO, and Operational Risk functions, regarding the overall state of Morgan Stanley’s Cybersecurity Program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting the Company.
Material cybersecurity risks are addressed by Morgan Stanley management-level ERM committees with escalation to the BOTC and Board, as appropriate. The BOTC has primary responsibility for assisting the Morgan Stanley board in its oversight of significant operational risk exposures of the Firm and its business units, including IT, information security, fraud, third-party oversight, business disruption and resilience, and cybersecurity risks (including review of cybersecurity risks against established risk management methodologies) and the steps management has taken to monitor and control such exposures.
In accordance with its charter, the BOTC receives quarterly reports from (i) Technology, including the CIO or the CISO; (ii) Operations; and (iii) NFR. Such reporting includes updates on Morgan Stanley’s Cybersecurity Program, risks from cybersecurity threats, our programs to address and mitigate the risks associated with the evolving cybersecurity threat environment, and NFR’s assessment of cybersecurity risks. Senior officers in Technology and NFR also provide an annual report to the BOTC on the status of Morgan Stanley’s broader information security program in compliance with the Gramm-Leach-Bliley Act, which includes a discussion of risks arising from cybersecurity threats. At least annually, senior management representatives in Technology and NFR discuss the status of the Cybersecurity Program and key cybersecurity risks with the Morgan Stanley board and, in accordance with such board’s Corporate Governance Policies, all board members are invited to attend BOTC meetings and have access to meeting materials. The BOTC, which meets at least quarterly, also reviews and approves significant policies related to cybersecurity, receives an annual independent assessment of key aspects of Morgan Stanley’s Cybersecurity Program from an independent third party and holds joint meetings with the BAC and BRC, as necessary and appropriate. The chair of the BOTC regularly discusses cybersecurity developments with senior Morgan Stanley management and reports to the Morgan Stanley board on cybersecurity risks and threats and other related matters.

Assessment of Cybersecurity Risk
The potential impact of risks from cybersecurity threats on the Company are assessed on an ongoing basis, and how such risks could materially affect the Company’s business strategy, operational results, and financial condition are regularly evaluated. During the fiscal year ended December 31, 2024, the Company has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition.
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
Holders
As of March 4, 2025, we had 18,148 holders of record of our Units.
Distribution Policy
To the extent we have income available, we intend to make distributions on a monthly basis to our unitholders. We elected to be taxed as a RIC under Subchapter M of the Code. To obtain and maintain our RIC tax status, we intend to distribute at least 90% of our investment company taxable income (as defined by the Code, which generally includes net ordinary income and net short-term taxable gains) to holders of our Units in respect of each taxable year and to distribute net capital gains (that is, net long-term capital gains in excess of net short-term capital losses), if any, at least annually out of the assets legally available for such distributions as well as satisfy other applicable requirements under the Code. See Item 1. Business — “Certain U.S. Federal Income Tax Considerations.”
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
Unless our unitholders elect to receive their distributions in cash, we intend to make such distributions in additional shares of our common stock under our DRIP. See “Item 1. Business—Distribution Reinvestment Plan.”

The following table summarizes the Company’s distributions declared and payable for the year ended December 31, 2024:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
January 29, 2024	January 31, 2024	February 05, 2024	$0.1513	$19,487
February 27, 2024	February 29, 2024	March 05, 2024	0.1512	20,505
March 26, 2024	March 31, 2024	April 04, 2024	0.1513	21,619
April 25, 2024	April 30, 2024	May 03, 2024	0.1508	22,258
May 28, 2024	May 31, 2024	June 05, 2024	0.1508	23,532
June 25, 2024	June 28, 2024	July 03, 2024	0.1514	24,285
July 25, 2024	July 30, 2024	August 05, 2024	0.1510	24,293
August 27, 2024	August 31, 2024	September 05, 2024	0.1504	24,639
September 24, 2024	September 30, 2024	October 03, 2024	0.1500	25,095
October 25, 2024	October 31, 2024	November 05, 2024	0.1498	25,240
November 27, 2024	November 29, 2024	December 04, 2024	0.1495	25,681
December 26, 2024	December 31, 2024	January 06, 2025	0.1492	26,178
Total Distributions			$1.8067	$282,812
The following table summarizes the Company’s distributions declared and payable for the year ended December 31, 2023:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
January 30, 2023	January 31, 2023	February 03, 2023	$0.1432	$10,073
February 28, 2023	February 28, 2023	March 03, 2023	0.1454	10,544
March 28, 2023	March 31, 2023	April 05, 2023	0.1460	11,104
April 26, 2023	April 30, 2023	May 03, 2023	0.1443	11,110
May 30, 2023	May 31, 2023	June 05, 2023	0.1450	11,970
June 27, 2023	June 30, 2023	July 06, 2023	0.1441	12,703
July 26, 2023	July 31, 2023	August 03, 2023	0.1453	13,279
August 28, 2023	August 31, 2023	September 06, 2023	0.1502	14,246
September 26, 2023	September 30, 2023	October 04, 2023	0.1507	15,181
October 27, 2023	October 31, 2023	November 03, 2023	0.1510	15,903
November 28, 2023	November 30, 2023	December 05, 2023	0.1502	16,848
December 27, 2023	December 31, 2023	January 04, 2024	0.1512	18,455
Total Distributions			$1.7666	$161,416
The following table summarizes the amounts received and units issued to unitholders who have participated in the DRIP during for the year ended December 31, 2024:

Payment Date	DRIP Units Issued	DRIP Units Value
January 04, 2024	539,376	$10,307
February 05, 2024	583,174	11,144
March 05, 2024	613,350	11,728
April 04, 2024	649,347	12,370
May 03, 2024	681,693	12,979
June 05, 2024	723,162	13,827
July 03, 2024	734,980	14,016
August 05, 2024	755,243	14,351
September 05, 2024	768,983	14,625
October 03, 2024	772,679	14,681
November 05, 2024	787,133	14,940
December 04, 2024	804,804	15,243
Total	8,413,924	$160,211

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
The following table further summarizes the unit repurchases completed for the year ended December 31, 2024:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
March 05, 2024	5.00%	March 31, 2024	$28,707	1,506,944	1.25%	—
June 08, 2024	5.00%	June 30, 2024	52,219	2,738,253	1.94%	—
September 07, 2024	5.00%	September 30, 2024	37,636	1,980,872	1.26%	—
December 07, 2024	5.00%	December 31, 2024	55,792	2,942,591	1.78%	—
Total			$174,354	9,168,660
The following table further summarizes the unit repurchases completed for the year ended December 31, 2023:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
March 14, 2023	5.00%	March 31, 2023	$27,162	1,451,713	2.13%	—
June 02, 2023	5.00%	June 30, 2023	31,798	1,686,901	2.26%	—
September 01, 2023	5.00%	September 30, 2023	24,218	1,269,300	1.47%	—
December 05, 2023	5.00%	December 31, 2023	27,596	1,444,053	1.45%	—
Total			$110,774	5,851,967

(1)	Percentage is based on total units as of the close of the previous calendar quarter.
(2)	All repurchase requests were satisfied in full.
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
On July 15, 2024, we acquired SLIC pursuant to that certain Merger Agreement, dated as of May 28, 2024, by and among SLIC, us, Merger Sub, a wholly-owned subsidiary of us, and the Adviser. Pursuant to the Merger Agreement, SLIC was merged with and into us in a two-step transaction with us as the surviving company.

KEY COMPONENTS OF OUR RESULTS OF OPERATIONS
Investments
Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt available to middle-market companies, the general economic environment and the competitive environment for the type of investments we make.
Revenue
We generate revenue primarily in the form of interest income on debt investments we hold. In addition, we generate income from dividends or distributions of income on direct equity investments, capital gains on the sales of loans and equity securities and various loan origination and other fees. Our debt investments generally have a stated term of five to eight years and typically bear interest at a floating rate usually determined on the basis of a benchmark such as SOFR. Interest on these debt investments is generally paid quarterly. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we may receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. We may also generate revenue in the form of commitment, origination, amendment, structuring, syndication or due diligence fees, fees for providing managerial assistance and consulting fees.
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
PORTFOLIO AND INVESTMENT ACTIVITY
Our portfolio is presented below:

	December 31, 2024			December 31, 2023 (1)
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$6,022,749	$5,997,696	98.6%	$3,154,304	$3,127,610	97.9%
Second Lien Debt	16,613	16,771	0.3	37,685	32,040	1.0
Other Debt Investments	6,453	6,520	0.1	2,501	2,484	0.1
Equity	57,745	58,032	1.0	32,959	33,352	1.0
Total	$6,103,560	$6,079,019	100.0%	$3,227,449	$3,195,486	100.0%
(1) We reclassified certain investment composition groupings by breaking out Other Securities into Other Debt Investments and Equity. These reclassifications had no impact on the Consolidated Statements of Financial Condition as of December 31, 2023.
Our debt portfolio displayed the following characteristics of each of our investments(1), (2) unless otherwise noted:

	As of
	December 31, 2024	December 31, 2023
Number of portfolio companies	304	212
Number of new investment commitments in portfolio companies	97	32
Number of investment commitments exited or fully repaid	35	23
Percentage of performing debt bearing a floating rate, at fair value	99.9%	99.9%
Percentage of performing debt bearing a fixed rate, at fair value	0.1%	0.1%
Weighted average yield on debt and income producing investments, at cost(3)	10.2%	11.8%
Weighted average yield on debt and income producing investments, at fair value(3)	10.2%	12.0%
Median 12-month EBITDA(4)	86.5	91.8
Weighted average 12-month EBITDA(4)	$175.57	$198.90
Weighted average net leverage through tranche(4)(5)	6.0x	6.1x
Weighted average interest coverage(6)	1.5x	1.4x
Weighted average loan to value(4)(7)	39.9%	42.9%
Percentage of our debt portfolio subject to business cycle volatility(4)	5.6%	5.2%
Percentage of our total portfolio on non-accrual, at cost	0.5%	0.8%
Average position size of our investments	$20.0	$15.1

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
Investment Activity
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
New investments committed
Gross Principal Balance(1) (3)	$3,093,219	$1,708,093	$2,576,014
Less: Syndications	—	79,963	—
Net New Investments Committed	$3,093,219	$1,628,130	$2,576,014
Investments, at cost
Investments, beginning of period	$3,227,449	$2,051,185	$—
New investments purchased	3,773,085	1,497,358	2,110,738
Net accretion of discount on investments	20,352	8,909	3,169
Payment-in-kind	19,453	7,987	1,753
Net realized gain (loss) on investments	(26,741)	105	(442)
Investments sold or repaid	(910,038)	(338,095)	(64,033)
Investments, end of period	$6,103,560	$3,227,449	$2,051,185
Principal amount of investments funded (3)
First lien debt investments	$2,567,962	$1,520,464	$2,090,375
Second lien debt investments	—	12,308	27,659
Other debt investments	2,944	2,693	28,328
Equity(2)	4,080	—	—
Total	$2,574,986	$1,535,465	$2,146,362
Amount of investments sold/fully repaid, at principal
First lien debt investments	$573,604	$192,779	$27,978
Second lien debt investments	17,500	—	—
Total	$591,104	$192,779	$27,978
(1) Includes new investment commitments, excluding sale/repayments and including unfunded investment commitments.
(2) Represents dollar amount of equity investments funded.
(3) In July 2024, in connection with the SLIC Acquisition, we acquired investments of $1,101.38 million at fair value from SLIC and assumed unfunded loan commitments totaling $95.46 million. The investments received consisted of 148 portfolio companies across 29 industries. The impact of this transaction is excluded from the information presented in the table. For additional information see Note 11 “SLIC Acquisition” in our consolidated financial statements included in this report.
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
The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System is as follows:

	December 31, 2024		December 31, 2023
	Fair Value	% of Total	Fair Value	% of Total
Risk rating 1	$31,948	0.5%	$5,926	0.2%
Risk rating 2	5,906,377	97.1	3,150,012	98.5
Risk rating 3	119,130	2.0	21,501	0.7
Risk rating 4	21,564	0.4	18,047	0.6
	$6,079,019	100.0%	$3,195,486	100.0%

CONSOLIDATED RESULTS OF OPERATIONS
The following table represents our operating results:

	For the Year Ended
	December 31, 2024	December 31, 2023
Total investment income	$552,328	$302,770
Less: Net expenses	273,848	140,836
Net investment income before taxes	278,480	161,934
Less: Excise tax expense	15	70
Net investment income after taxes	278,465	161,864
Net change in unrealized appreciation (depreciation)	8,255	43,948
Net realized gain (loss)	(26,749)	106
Net increase (decrease) in Members' Capital resulting from operations	$259,971	$205,918
Investment Income
Investment income was as follows:

	For the Year Ended
	December 31, 2024	December 31, 2023
Investment income:
Interest income	$520,261	$285,826
Payment-in-kind	14,580	4,622
Dividend income	4,814	3,758
Other income	12,673	8,564
Total Investment Income	$552,328	$302,770
In the table above, total investment income increased from $302,770 for the year ended December 31, 2023 to $552,328 for the year ended December 31, 2024. The increase was primarily driven by our deployment of capital and the SLIC Acquisition. The size of our investment portfolio at cost increased from $3,227,449 as of December 31, 2023 to $6,103,560 as of December 31, 2024. This was partially offset by a decrease in our weighted average yield at cost and fair value to 10.2% and 10.2% at December 31, 2024 from

11.8% and 12.0% at December 31, 2023, respectively, which was primarily driven by the reduction in base rates and repricing on our existing portfolio.
Expenses
Expenses were as follows:

	For the Year Ended
	December 31, 2024	December 31, 2023
Expenses:
Interest and other financing expenses	$171,312	$75,673
Management fees	36,707	21,048
Income based incentive fees	42,148	25,206
Professional fees	9,303	4,291
Offering costs	—	18
Directors' fees	439	380
Administrative service fees	179	126
Servicing fees	24,961	14,313
General and other expenses	199	205
Total expenses	$285,248	$141,260
Expense support	(2,700)	—
Recoupment of expense support	400	—
Management fees waiver	(2,750)	—
Income based incentive fees waiver	(6,350)	(424)
Net expenses	$273,848	$140,836
Excise tax expense	$15	$70
Interest and Other Financing Expenses
Interest and other financing expenses, including unused commitment fees, amortization of debt issuance costs, net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items and deferred financing costs, increased from $75,673 for the year ended December 31, 2023 to $171,312 for the year ended December 31, 2024. The increase was primarily driven by our increased borrowings. Our debt outstanding (at par) increased from $916,668 as of December 31, 2023 to $2,887,425 as of December 31, 2024.
Base Management Fee
The base management fees net of waiver were $33,957 and $21,048 for the years ended December 31, 2024 and 2023, respectively. The increase was primarily due to an increase in capital contributions. For more information on base management fee, including terms thereof, for further details, see Note 3 “Related Party Transactions” to our consolidated financial statements included in this Report.
Incentive Fees
The income-based incentive fees net of waiver were $35,798 and $24,782 for the years ended December 31, 2024 and 2023, respectively. The increase was primarily due to an increase in pre-incentive fee net investment income. For more information on incentive fee, including terms thereof, for further details, see Note 3 “Related Party Transactions” to our consolidated financial statements included in this Report.
Professional Fees, Administrative Service Fee, Servicing fees and Other Expenses
Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the management of the Company, which include costs of a financial printer utilized for certain preparation, printing and distribution services related to the offering materials. Professional fees were $9,303 and $4,291 for the year ended December 31, 2024 and 2023, respectively. The increase was primarily due to an increase in total assets.
Administrative service fees represent fees paid to the Administrator for our allocable portion of the cost of certain of our executive officers that perform duties for us. General and other expenses include insurance, filing, research, subscriptions and other costs. Organization and offering costs include expenses incurred in our initial formation and our offering of units.
Servicing fees include placement agency fees paid in connection with the Company’s private offering. Servicing fees were $24,961 and $14,313 for the year ended December 31, 2024 and 2023, respectively. The increase was primarily due to an increase in capital contributions. For more information on servicing fees, including terms thereof, see Note 3 “Related Party Transactions” to our consolidated financial statements included in this report.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Year Ended
	December 31, 2024	December 31, 2023
Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	$(26,742)	$105
Foreign currency and other transactions	(7)	1
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	8,426	43,906
Translation of assets and liabilities in foreign currencies	(171)	42
Net realized and unrealized gain (loss)	$(18,494)	$44,054
For the year ended December 31, 2024, net realized losses on our investments was $26,742, which was primarily due to the restructuring of certain portfolio companies, including Matrix Parent, Inc.
For the year ended December 31, 2024, net change in unrealized appreciation on our investments of $8,426, was primarily driven by changes in spreads in the primary and secondary markets, partially offset by the reversal of unrealized depreciation in connection with the aforementioned restructuring.
For the year ended December 31, 2023, net change in unrealized appreciation on our investments of $43,906, was primarily driven by changes in spreads in the primary and secondary markets.
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
As of December 31, 2024, we had approximately $216.4 million of unrestricted cash and cash equivalents, which taken together with our approximately $1,036.0 million, $518.8 million, $281.3 million and $585.9 million of availability under the ING Facility, Wells Funding Facility, CBNA Funding Facility and JPM Funding Facility (subject to borrowing base availability) (each as defined in Note 6. “Debt” in the notes to the accompanying consolidated financial statements), respectively, we expect to be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of December 31, 2024, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments of $1,035.4 million.

Unregistered Sales of Equity Securities
For the years ended December 31, 2024 and 2023, total Units issued and proceeds received were as follows:

Unit Issuance Date	Units Issued	Proceeds Received
For the Year Ended December 31, 2024
January 01, 2024	7,646,273	$146,120
February 01, 2024	6,231,714	119,088
March 01, 2024	6,662,271	127,383
April 01, 2024	5,566,519	106,042
May 01, 2024	7,767,198	147,888
June 01, 2024	3,628,420	69,375
July 01, 2024	2,486,537	47,418
August 01, 2024	2,187,027	41,554
September 01, 2024	2,705,841	51,465
October 01, 2024	2,397,182	45,547
November 01, 2024	2,510,293	47,645
December 01, 2024	2,862,477	54,215
Total	52,651,752	$1,003,740
For the Year Ended December 31, 2023
January 01, 2023	1,953,945	$36,304
February 01, 2023	1,882,119	35,478
March 01, 2023	3,239,025	61,347
April 01, 2023	2,999,635	56,123
May 01, 2023	4,318,642	81,277
June 01, 2023	5,260,930	98,327
July 01, 2023	4,570,513	86,154
August 01, 2023	3,071,882	58,274
September 01, 2023	5,481,417	104,366
October 01, 2023	5,422,414	103,460
November 01, 2023	6,390,635	121,230
December 01, 2023	9,400,753	179,555
Total	53,991,910	$1,021,895

The following table summarizes the Company’s distributions declared and payable for the years ended December 31, 2024 and 2023:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
For the Year Ended December 31, 2024
January 29, 2024	January 31, 2024	February 05, 2024	$0.1513	$19,487
February 27, 2024	February 29, 2024	March 05, 2024	0.1512	20,505
March 26, 2024	March 31, 2024	April 04, 2024	0.1513	21,619
April 25, 2024	April 30, 2024	May 03, 2024	0.1508	22,258
May 28, 2024	May 31, 2024	June 05, 2024	0.1508	23,532
June 25, 2024	June 28, 2024	July 03, 2024	0.1514	24,285
July 25, 2024	July 30, 2024	August 05, 2024	0.1510	24,293
August 27, 2024	August 31, 2024	September 05, 2024	0.1504	24,639
September 24, 2024	September 30, 2024	October 03, 2024	0.1500	25,095
October 25, 2024	October 31, 2024	November 05, 2024	0.1498	25,240
November 27, 2024	November 29, 2024	December 04, 2024	0.1495	25,681
December 26, 2024	December 31, 2024	January 06, 2025	0.1492	26,178
Total Distributions			$1.8067	$282,812
For the Year Ended December 31, 2023
January 30, 2023	January 31, 2023	February 03, 2023	$0.1432	$10,073
February 28, 2023	February 28, 2023	March 03, 2023	0.1454	10,544
March 28, 2023	March 31, 2023	April 05, 2023	0.1460	11,104
April 26, 2023	April 30, 2023	May 03, 2023	0.1443	11,110
May 30, 2023	May 31, 2023	June 05, 2023	0.1450	11,970
June 27, 2023	June 30, 2023	July 06, 2023	0.1441	12,703
July 26, 2023	July 31, 2023	August 03, 2023	0.1453	13,279
August 28, 2023	August 31, 2023	September 06, 2023	0.1502	14,246
September 26, 2023	September 30, 2023	October 04, 2023	0.1507	15,181
October 27, 2023	October 31, 2023	November 03, 2023	0.1510	15,903
November 28, 2023	November 30, 2023	December 05, 2023	0.1502	16,848
December 27, 2023	December 31, 2023	January 04, 2024	0.1512	18,455
Total Distributions			$1.7666	$161,416
We have adopted an “opt out” DRIP. As a result, unless unitholders elect to “opt out” of the DRIP, unitholders will have their cash dividends or distributions automatically reinvested in additional units of the same class of units to which the distribution relates, rather than receiving cash. Unitholders who receive distributions in the form of Units will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions; however, those unitholders will not receive cash with which to pay any applicable taxes.
The following table summarizes the amounts received and Units issued to unitholders who have participated in the DRIP during for the years ended December 31, 2024 and 2023:

Payment Date	DRIP Units Issued	DRIP Units Value
For the Year Ended December 31, 2024
January 04, 2024	539,376	$10,307
February 05, 2024	583,174	11,144
March 05, 2024	613,350	11,728
April 04, 2024	649,347	12,370
May 03, 2024	681,693	12,979
June 05, 2024	723,162	13,827
July 03, 2024	734,980	14,016
August 05, 2024	755,243	14,351
September 05, 2024	768,983	14,625
October 03, 2024	772,679	14,681
November 05, 2024	787,133	14,940
December 04, 2024	804,804	15,243
Total	8,413,924	$160,211
For the Year Ended December 31, 2023
January 04, 2023	286,606	$5,325
February 03, 2023	288,686	5,442
March 03, 2023	298,750	5,658
April 05, 2023	310,339	5,807
May 03, 2023	320,084	6,024
June 05, 2023	343,881	6,427
July 06, 2023	355,702	6,705
August 03, 2023	379,668	7,202
September 06, 2023	406,420	7,738
October 04, 2023	429,249	8,190
November 03, 2023	461,074	8,747
December 05, 2023	488,426	9,329
Total	4,368,885	$82,594

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
The following table further summarizes the unit repurchases completed for the years ended December 31, 2024 and 2023:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
For the Year Ended December 31, 2024
March 05, 2024	5.00%	$19.05	March 31, 2024	$28,707	1,506,944	1.25%	—
June 08, 2024	5.00%	$19.07	June 30, 2024	52,219	2,738,253	1.94%	—
September 07, 2024	5.00%	$19.00	September 30, 2024	37,636	1,980,872	1.26%	—
December 07, 2024	5.00%	$18.96	December 31, 2024	55,792	2,942,591	1.78%	—
Total				$174,354	9,168,660
For the Year Ended December 31, 2023
March 14, 2023	5.00%	$18.71	March 31, 2023	$27,162	1,451,713	2.13%	—
June 02, 2023	5.00%	$18.85	June 30, 2023	31,798	1,686,901	2.26%	—
September 01, 2023	5.00%	$19.08	September 30, 2023	24,218	1,269,300	1.47%	—
December 05, 2023	5.00%	$19.11	December 31, 2023	27,596	1,444,053	1.45%	—
Total				$110,774	5,851,967
(1)    Percentage is based on total units as of the close of the previous calendar quarter.
(2)    All repurchase requests were satisfied in full.
Debt
Our outstanding debt obligations were as follows:

	December 31, 2024			December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
ING Facility(1)	$1,350,000	$313,352	$1,036,036	$925,000	$6,168	$918,832
Wells Funding Facility	900,000	381,250	518,750	750,000	—	750,000
CBNA Funding Facility	375,000	93,750	281,250	235,000	25,500	209,500
JPM Funding Facility	1,200,000	614,073	585,927	—	—	—
Series A 2026 Notes(2)	204,000	204,000	—	204,000	204,000	—
Series A 2028 Notes(2)	146,000	146,000	—	146,000	146,000	—
Series B 2026 Notes(3)	107,000	107,000	—	107,000	107,000	—
Series B 2028 Notes(3)	128,000	128,000	—	128,000	128,000	—
Series C 2027 Notes(4)	136,500	136,500	—	136,500	136,500	—
Series C 2029 Notes(4)	163,500	163,500	—	163,500	163,500	—
Series D 2027 Notes(5)	100,000	100,000	—	—	—	—
Series D 2029 Notes(5)	200,000	200,000	—	—	—	—
2030 Notes(6)	300,000	300,000	—	—	—	—
Total	$5,310,000	$2,887,425	$2,421,963	$2,795,000	$916,668	$1,878,332
(1) As of December 31, 2024, letters of credit of $613, were outstanding, which reduced the unused availability under the ING Facility by the same amount. Under the ING Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of December 31, 2024, the Company had borrowings denominated in Euros (EUR) of 12,216. As of December 31, 2023, the Company had borrowings denominated in Euros (EUR) of 5,618. As of December 31, 2024, the Company had borrowings denominated in Canadian (CAD) of 2,800. As of December 31, 2023, the Company had no borrowings denominated in Canadian dollars (CAD).As of December 31, 2024, the Company had borrowings denominated in British Pound (GBP) of 2,200. As of December 31, 2023, the Company had no borrowings denominated in British Pound (GBP).
(2) The carrying value of the Company’s Series A 2026 Notes and Series A 2028 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $888 and $1,014, respectively as of December 31, 2024 and $1,619 and $1,327, respectively as of December 31, 2023.

(3) The carrying value of the Company’s Series B 2026 Notes and Series B 2028 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $655 and $1,055, respectively, as of December 31, 2024 and $1,059 and $1,341, respectively as of December 31, 2023.
(4) The carrying value of the Company’s Series C 2027 Notes and Series C 2029 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $985 and $1,406, respectively as of December 31, 2024 and $1,372 and $1,661, respectively as of December 31, 2023.
(5) The carrying value of the Company’s Series D 2027 Notes and Series D 2029 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $993 and $2,110 respectively as of December 31, 2024.
(6) The carrying value of the Company’s 2030 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance cost of $3,721 as of December 31, 2024.
For further details, see Note 6 “Debt” to our consolidated financial statements included in this Report.
RECENT DEVELOPMENTS
January Issuances and Distribution Declarations
Pursuant to our continuous private offering, we issued approximately 2,728,267 Units for an aggregate offering price of $51.7 million effective January 1, 2025.
On January 27, 2025, we declared a regular distribution in the amount of $0.1265 per unit and payable on or around February 5, 2025 to unitholders of record as of January 31, 2025.
On January 27, 2025, we declared a special distribution in the amount of $0.0474 per unit and payable on or around April 3, 2025 to unitholders of record as of March 31, 2025.
February Issuances and Distribution Declarations
Pursuant to our continuous private offering, we held a close relating to the sale of our Units for an aggregate offering price of $56.0 million effective February 1, 2025.
On February 27, 2025, we declared a distribution in the amount of $0.1263 per unit and payable on or around March 5, 2025, to unitholders of record as of February 28, 2025.
March Issuances
Pursuant to our continuous private offering, we held a close relating to the sale of our Units for an aggregate offering price of $79.8 million effective March 1, 2025.
Multi-Class Relief
We have applied for exemptive relief from the SEC that, if granted, will permit us to issue multiple classes of units with varying sales loads, contingent deferred sales charges, and/or asset-based service and/or distribution fees, the details for which will be finalized at a later date at our discretion.
Exchange Offer
Pursuant to a Registration Statement on Form N-14 (File No. 333-284526), which went effective on February 28, 2025, an exchange offer in which holders of the 2030 Notes that were restricted because they were issued in a private placement are being offered the opportunity to exchange such notes for new, registered notes with substantially identical terms. The exchange offer is expected to close April 1, 2025.

CRITICAL ACCOUNTING ESTIMATES
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates including those relating to the valuation of our investment portfolio, should be read in connection with our consolidated financial statements in Part II, Item 8 of this Report, including Note 2 “Significant Accounting Policies.”
We consider the most significant accounting policies to be those related to our Investments, Revenue Recognition, Deferred Financing Costs and Debt Issuance Costs and Income Taxes. The valuation of investments is our most significant critical estimate. The most significant input is the discount rate used in yield analysis that is based on comparable market yields. Significant increases in the discount rates in isolation would result in a significantly lower fair value measurement. For a further discussion and disclosure of key inputs and considerations related to this estimate, refer to Note 5 "Fair Value Measurements" included in the notes to the consolidated financial statements in Part II, Item 8 of this Report.

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
MS Credit Partners Holdings, a wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, has entered into subscription agreements and has made capital contributions at the closings of the Company’s continuous private offering representing an aggregate capital contribution of $25.0 million, in exchange for 1,256,051 Units. Because MS Credit Partners Holdings has made an aggregate capital contribution of $25.0 million as of the date of this Report, MS Credit Partners Holdings has no further obligation, contractual or otherwise, to support us. Morgan Stanley has no history of financially supporting any of the BDCs on the MS Private Credit platform, even during periods of financial distress.
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
Market Risk
The market value of a security may move up or down, sometimes rapidly and unpredictably. These fluctuations may cause a security to be worth less than the price originally paid for it, or less than it was worth at an earlier time. Market risk may affect a single issuer, industry, sector of the economy or the market as a whole. Global economies and financial markets are increasingly interconnected, which increases the probabilities that conditions in one country or region might adversely impact issuers in a different country or region. Conditions affecting the general economy, including political, social, or economic instability at the local, regional, or global level, may also affect the market value of a security. Health crises, such as pandemic and epidemic diseases, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have and may in the future have an adverse effect on a company’s investments and net asset value and can lead to increased market volatility. See “Part I, Item 1A. Risk Factors—General Risk Factors—We are operating in a period of capital markets disruption and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have a negative impact on our business and operations.” of this Report and “Part I, Item 1A. Risk

Factors—General Risk Factors—Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition” of this Report.
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
As of December 31, 2024, approximately 99.9% of our debt investments were at floating rates. Based on our Consolidated Statements of Financial Condition as of December 31, 2024, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of December 31, 2024) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense(1)	Income
Up 300 basis points	$180,264	$(77,623)	$102,641
Up 200 basis points	$120,176	$(51,749)	$68,427
Up 100 basis points	$60,088	$(25,874)	$34,214
Up 25 basis points	$15,022	$(6,469)	$8,553
Down 25 basis points	$(15,022)	$6,469	$(8,553)
Down 100 basis points	$(60,088)	$25,874	$(34,214)
Down 200 basis points	$(120,176)	$51,749	$(68,427)
Down 300 basis points	$(180,264)	$77,623	$(102,641)
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

Item 8 Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the unitholders and the Board of Directors of North Haven Private Income Fund LLC
Opinion on the Financial Statements and Financial Highlights
We have audited the accompanying consolidated statements of financial condition of North Haven Private Income Fund LLC and subsidiaries (the "Company"), including the consolidated schedule of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in members’ capital and cash flows for each of the three years ended December 31, 2024, the financial highlights for each of the three years ended December 31, 2024 and the period from March 4, 2021 (inception) to December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements and financial highlights”). In our opinion, the consolidated financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations, changes in members’ capital and cash flows for each of the three years ended December 31, 2024, and financial highlights for each of the three years ended December 31, 2024 and the period from March 4, 2021 (inception) to December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.
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
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2024 and 2023, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.
/s/Deloitte & Touche LLP

New York, NY
March 4, 2025
We have served as the Company's auditor since 2021.

North Haven Private Income Fund LLC
Consolidated Statements of Financial Condition
(In thousands, except unit and per unit amounts)

	As of
	December 31, 2024	December 31, 2023
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $6,103,560 and $3,227,449)	$6,079,019	$3,195,486
Cash and cash equivalents (restricted cash of $1,650 and $740)	218,004	222,244
Deferred financing costs	35,183	12,356
Interest and dividend receivable from non-controlled/non-affiliated investments	58,637	23,634
Receivable for investments sold/repaid	15,465	284
Prepaid expenses and other assets	2,196	8,078
Total assets	6,408,504	3,462,082

Liabilities
Debt (net of unamortized debt issuance costs of $12,828 and $8,379)	2,861,892	914,829
Payable for investments purchased	47,887	24
Payable to affiliates (Note 3)	583	3,750
Distributions payable	26,178	18,455
Management fees payable	7,337	6,529
Subscriptions received in advance (Note 8)	51,728	146,120
Payable for units repurchased (Note 8)	55,792	27,596
Income based incentive fee payable	8,399	7,833
Interest and financing costs payable	53,852	26,144
Accrued expenses and other liabilities	23,670	6,372
Total liabilities	3,137,318	1,157,652

Commitments and contingencies (Note 7)

Members' Capital
Units, par value $0.001 per unit (172,510,464 and 120,613,447 units issued and outstanding)	173	121
Paid-in capital in excess of par value	3,321,472	2,331,297
Total distributable earnings (loss)	(50,459)	(26,988)
Total members' capital	$3,271,186	$2,304,430
Total liabilities and members' capital	$6,408,504	$3,462,082
Net asset value per unit	$18.96	$19.11

The accompanying notes are an integral part of these audited consolidated financial statements

North Haven Private Income Fund LLC
Consolidated Statements of Operations
(In thousands, except unit and per unit amounts)

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$520,261	$285,826	$98,108
Payment-in-kind	14,580	4,622	725
Dividend income	4,814	3,758	1,521
Other income	12,673	8,564	3,074
Total investment income	552,328	302,770	103,428
Expenses:
Interest and other financing expenses	171,312	75,673	19,516
Management fees	36,707	21,048	11,190
Income based incentive fees	42,148	25,206	8,062
Professional fees	9,303	4,291	2,501
Offering costs	—	18	712
Directors' fees	439	380	308
Administrative service fees	179	126	84
Servicing fees	24,961	14,313	7,614
General and other expenses	199	205	654
Total expenses	285,248	141,260	50,641
Expense support (Note 3)	(2,700)	—	(2,220)
Recoupment of expense support (Note 3)	400	—	—
Management fees waiver (Note 3)	(2,750)	—	(5,540)
Income based incentive fees waiver (Note 3)	(6,350)	(424)	(6,659)
Net expenses	273,848	140,836	36,222
Net investment income before taxes	278,480	161,934	67,206
Excise tax expense	15	70	200
Net investment income after taxes	278,465	161,864	67,006
Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	(26,742)	105	(442)
Foreign currency and other transactions	(7)	1	(6)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	8,426	43,906	(76,260)
Translation of assets and liabilities in foreign currencies	(171)	42	6
Net realized and unrealized gain (loss)	$(18,494)	$44,054	$(76,702)
Net increase (decrease) in members' capital resulting from operations	$259,971	$205,918	$(9,696)

Net investment income (loss) per unit (basic and diluted)	$1.78	$1.77	$1.26
Earnings (loss) per unit (basic and diluted)	$1.66	$2.26	$(0.18)
Weighted average units outstanding:	156,537,151	91,230,657	53,379,085
The accompanying notes are an integral part of these audited consolidated financial statements

North Haven Private Income Fund LLC
Consolidated Statements of Changes in Members’ Capital
(In thousands, except unit and per unit amounts)

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Members' Capital at beginning of period:	$2,304,430	$1,266,213	$(456)
Increase (decrease) in members’ capital resulting from operations:
Net investment income (loss)	278,465	161,864	67,006
Net realized gain (loss)	(26,749)	106	(448)
Net change in unrealized appreciation (depreciation)	8,255	43,948	(76,254)
Net increase (decrease) in members’ capital resulting from operations	259,971	205,918	(9,696)
Distributions to Unitholders from:
Distributable earnings	(282,812)	(161,416)	(62,264)
Capital transactions:
Issuance of Units	1,003,740	1,021,895	1,369,325
Reinvestment of distributions	160,211	82,594	28,520
Repurchased Units	(174,354)	(110,774)	(59,216)
Net increase in members' capital resulting from capital transactions	989,597	993,715	1,338,629
Total increase (decrease) in members' capital	966,756	1,038,217	1,266,669
Members' capital at end of period	$3,271,186	$2,304,430	$1,266,213
Distributions per unit	$1.81	$1.77	$1.11

The accompanying notes are an integral part of these audited consolidated financial statements

North Haven Private Income Fund LLC
Consolidated Statements of Cash Flows
(In thousands)

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Cash flows from operating activities:
Net increase (decrease) in members' capital resulting from operations	$259,971	$205,918	$(9,696)
Adjustments to reconcile net increase (decrease) in members' capital resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	(8,426)	(43,906)	76,260
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	171	(42)	(6)
Net unrealized (appreciation) depreciation on interest rate swap attributed to unsecured notes	882	(1,009)	—
Net realized (gain) loss on investments	26,742	(105)	442
Net realized (gain) loss on foreign currency and other transactions	7	(1)	6
Net accretion of discount and amortization of premium on investments	(20,352)	(8,909)	(3,169)
Payment-in-kind interest and dividend capitalized	(19,453)	(7,987)	(1,753)
Amortization of deferred financing costs	5,506	2,768	1,547
Amortization of debt issuance costs and original issuance discount on unsecured notes	3,220	1,184	—
Amortization of deferred offering costs	—	18	199
Purchases of investments and change in payable for investments purchased	(2,623,841)	(1,497,694)	(2,110,377)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	894,845	338,192	63,653
Acquisition of SLIC, net of cash acquired (1)	(519,667)	—	—
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	(35,003)	(9,326)	(14,308)
(Increase) decrease in prepaid expenses and other assets	14,678	348	(876)
(Decrease) increase in payable to affiliates	(3,167)	2,158	1,332
(Decrease) increase in management fees payable	398	2,696	3,833
(Decrease) increase in incentive fees payable	566	6,430	1,403
(Decrease) increase in interest payable	27,708	24,340	1,782
(Decrease) increase in accrued expenses and other liabilities	(10,759)	1,450	4,595
Net cash provided by (used in) operating activities	(2,005,974)	(983,477)	(1,985,133)
Cash flows from financing activities:
Borrowings on debt	$2,754,469	$2,018,500	$1,464,818
Repayments on debt	(1,343,500)	(1,828,500)	(738,500)
Deferred financing costs paid	(28,333)	(8,223)	(8,426)
Debt issuance costs paid	(7,535)	(9,563)	—
Distributions paid	(136,384)	(70,181)	(23,930)
Proceeds from issuance of Units	857,620	1,021,895	1,369,325
Subscriptions received in advance	51,728	109,816	36,304
Repurchases of Units	(146,158)	(103,406)	(38,988)

North Haven Private Income Fund LLC
Consolidated Statements of Cash Flows
(In thousands)

Offering costs paid	—	—	(121)
Net cash provided by (used in) financing activities	2,001,907	1,130,338	2,060,482
Net increase (decrease) in cash, cash equivalents and restricted cash	(4,067)	146,861	75,349
Effect of foreign exchange rate changes on cash	(173)	5	(6)
Cash, cash equivalents and restricted cash, at beginning of period	222,244	75,378	35
Cash, cash equivalents and restricted cash, at end of period	$218,004	$222,244	$75,378

Supplemental information and non-cash activities:
Excise tax paid	$114	$170	$—
Interest expense paid	$128,606	$48,391	$16,188
Distribution reinvestment paid	$160,211	$82,594	$28,520
Accrued but unpaid distributions	$26,178	$18,455	$9,814
Accrued but unpaid deferred financing costs	$—	$22	$2,275
Accrued but unpaid deferred offering costs	$—	$—	$128
Accrued but unpaid repurchases of Units	$55,792	$27,596	$20,228
Non-cash purchases of investments	$(36,164)	$—	$—
Non-cash sales of investments	$36,164	$—	$—
Debt assumed in purchase of reorganization	$558,073	$—	$—

(1) On July 15, 2024, in connection with the acquisition of SL Investment Corporation, the Company acquired total assets of $1,158,037, inclusive of $1,101,382 of investments, $41,990 of cash and cash equivalents and $14,665 of other assets, net of $596,381 of assumed liabilities, inclusive of $558,073 debt assumed. See Note 12 “SLIC Acquisition.”

The accompanying notes are an integral part of these audited consolidated financial statements

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Debt Investments
Aerospace & Defense
Jonathan Acquisition Company	(6) (10)	First Lien Debt	S +	5.00%	9.43%	12/22/2026	13,378	$13,325	$13,378	0.41%
Jonathan Acquisition Company	(6) (10) (19)	First Lien Debt	S +	5.00%	9.43%	12/22/2025	343	339	343	0.01
Mantech International CP	(6) (7) (8) (11)	First Lien Debt	S +	5.00%	9.59%	09/14/2029	33,491	33,159	33,491	1.02
Mantech International CP	(6) (11) (19)	First Lien Debt	S +	5.00%	9.59%	09/14/2029	—	(23)	—	—
Mantech International CP	(6) (11) (19)	First Lien Debt	S +	5.00%	9.59%	09/14/2028	—	(40)	—	—
PCX Holding Corp.	(6) (7) (10)	First Lien Debt	S +	6.25%	10.73%	04/22/2027	7,655	7,181	7,135	0.22
PCX Holding Corp.	(6) (7) (10)	First Lien Debt	S +	6.25%	10.73%	04/22/2027	7,709	7,233	7,185	0.22
PCX Holding Corp.	(6) (10)	First Lien Debt	S +	6.25%	10.73%	04/22/2027	793	745	739	0.02
Two Six Labs, LLC	(6) (7) (11)	First Lien Debt	S +	5.25%	9.90%	08/20/2027	24,792	24,491	24,725	0.76
Two Six Labs, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.59%	08/20/2027	1,804	1,752	1,786	0.05
Two Six Labs, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.59%	08/20/2027	—	(12)	(2)	—
								88,150	88,780	2.71
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(6) (7) (9) (11)	First Lien Debt	S +	5.75%	10.23%	06/11/2027	52,728	52,162	52,728	1.61
RoadOne IntermodaLogistics	(6) (10)	First Lien Debt	S +	6.25%	10.84%	12/29/2028	1,269	1,243	1,241	0.04
RoadOne IntermodaLogistics	(6) (10)	First Lien Debt	S +	6.25%	10.84%	12/29/2028	116	114	114	—
RoadOne IntermodaLogistics	(6) (10) (19)	First Lien Debt	S +	6.25%	10.84%	12/29/2028	58	53	52	—
								53,572	54,135	1.65
Automobile Components
Continental Battery Company	(6) (7) (8) (10) (13)	First Lien Debt	S +	7.00% (incl. 4.08% PIK)	11.48%	01/20/2027	12,945	11,732	9,142	0.28
LTI Holdings, Inc.		First Lien Debt	S +	4.75%	9.11%	07/19/2029	2,993	2,985	2,994	0.09
Randy's Holdings, Inc.	(6) (7) (8) (10)	First Lien Debt	S +	5.00%	9.45%	11/01/2029	13,541	13,304	13,541	0.41
Randy's Holdings, Inc.	(6) (10) (19)	First Lien Debt	S +	5.00%	9.45%	11/01/2029	1,266	1,216	1,266	0.04
Randy's Holdings, Inc.	(6) (10) (19)	First Lien Debt	S +	5.00%	9.45%	11/01/2029	626	597	626	0.02
Sonny's Enterprises, LLC	(6) (7) (8) (10)	First Lien Debt	S +	5.50%	10.17%	08/05/2028	52,760	52,210	51,067	1.56
Sonny's Enterprises, LLC	(6) (10) (19)	First Lien Debt	S +	5.50%	10.17%	08/05/2028	6,018	5,901	5,726	0.18
Sonny's Enterprises, LLC	(6) (10) (19)	First Lien Debt	S +	5.50%	10.17%	08/05/2027	1,391	1,310	1,212	0.04
Spectrum Automotive Holdings Corp.	(6) (7) (11)	First Lien Debt	S +	5.25%	9.58%	06/29/2028	9,930	9,854	9,874	0.30
Spectrum Automotive Holdings Corp.	(6) (11) (19)	First Lien Debt	S +	5.25%	9.58%	06/29/2028	2,820	2,792	2,802	0.09
Spectrum Automotive Holdings Corp.	(6) (11) (19)	First Lien Debt	S +	5.25%	9.58%	06/29/2027	—	(3)	(2)	—
								101,898	98,248	3.00

Automobiles

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
ARI Network Services, Inc.	(6) (7) (11)	First Lien Debt	S +	5.00%	9.36%	08/28/2026	23,947	$23,820	$23,840	0.73%
ARI Network Services, Inc.	(6) (7) (11)	First Lien Debt	S +	5.00%	9.36%	08/28/2026	1,524	1,524	1,519	0.05
ARI Network Services, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.36%	08/28/2026	774	770	768	0.02
COP Collisionright Parent, LLC	(6) (7) (9) (10)	First Lien Debt	S +	5.50%	10.09%	01/29/2030	31,005	30,460	30,639	0.94
COP Collisionright Parent, LLC	(6) (10) (19)	First Lien Debt	S +	5.50%	10.09%	01/29/2030	9,083	8,840	8,870	0.27
COP Collisionright Parent, LLC	(6) (10) (19)	First Lien Debt	S +	5.50%	10.09%	01/29/2030	752	667	692	0.02
Drivecentric Holdings, LLC	(6) (7) (11)	First Lien Debt	S +	4.75%	9.27%	08/15/2031	30,441	30,148	30,417	0.93
Drivecentric Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.27%	08/15/2031	—	(38)	(3)	—
LeadVenture, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.36%	08/28/2026	976	959	965	0.03
MajorDrive Holdings IV, LLC	(12)	First Lien Debt	S +	4.00%	8.59%	06/01/2028	2,969	2,972	2,889	0.09
Turbo Buyer, Inc.	(6) (7) (10)	First Lien Debt	S +	6.00%	10.48%	12/02/2025	15,930	15,422	15,385	0.47
Turbo Buyer, Inc.	(6) (10)	First Lien Debt	S +	6.00%	10.48%	12/02/2025	2,437	2,382	2,354	0.07
Vehlo Purchaser, LLC	(6) (7) (11)	First Lien Debt	S +	5.25%	9.61%	05/24/2028	8,471	8,399	8,417	0.26
Vehlo Purchaser, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.61%	05/24/2028	2,056	1,824	1,779	0.05
Vehlo Purchaser, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.61%	05/24/2028	—	(3)	(3)	—
								128,146	128,528	3.93
Biotechnology
GraphPad Software, LLC	(6) (11)	First Lien Debt	S +	4.75%	9.08%	06/30/2031	37,557	37,379	37,557	1.15
GraphPad Software, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.08%	06/30/2031	1,114	1,063	1,114	0.03
GraphPad Software, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.08%	06/30/2031	—	(20)	—	—
								38,422	38,671	1.18
Building Products
LHS Borrower, LLC	(12)	First Lien Debt	S +	4.75%	9.21%	02/16/2029	3,423	3,353	3,259	0.10
LSF12 Crown US Commercial Bidco, LLC	(14)	First Lien Debt	S +	4.25%	8.63%	12/02/2031	3,000	3,015	2,987	0.09
Project Potter Buyer, LLC	(6) (8) (10)	First Lien Debt	S +	6.00%	10.33%	04/23/2027	10,272	10,272	10,272	0.31
Project Potter Buyer, LLC	(6) (10) (19)	First Lien Debt	S +	6.00%	10.33%	04/23/2026	—	—	—	—
								16,640	16,518	0.50
Chemicals
Olympus Water US Holding Corporation	(12)	First Lien Debt	S +	3.00%	7.34%	06/20/2031	4,706	4,718	4,716	0.14
Tank Holding Corp.	(9) (11)	First Lien Debt	S +	6.00%	10.42%	03/31/2028	53,367	52,514	52,634	1.61
Tank Holding Corp.	(6) (11) (19)	First Lien Debt	S +	6.00%	10.42%	03/31/2028	5,107	4,963	5,079	0.16
Tank Holding Corp.	(11) (19)	First Lien Debt	S +	5.75%	10.42%	03/31/2028	—	(20)	(37)	—
V Global Holdings, LLC	(6) (7) (8) (11)	First Lien Debt	S +	5.75%	10.42%	12/22/2027	15,916	15,660	15,128	0.46
V Global Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	5.75%	10.42%	12/22/2025	1,299	1,280	1,189	0.04
								79,115	78,709	2.41

Commercial Services & Supplies

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)		Cost(5)	Fair Value	Percentage of Net Assets
365 Retail Markets, LLC	(6) (7) (10)	First Lien Debt	S +	4.75%	9.24%	12/26/2028	7,255		$7,255	$7,255	0.22%
365 Retail Markets, LLC	(6) (7) (10)	First Lien Debt	S +	4.50%	9.24%	12/26/2028	2,328		2,328	2,328	0.07
Allied Universal Holdco, LLC	(12)	First Lien Debt	S +	3.75%	8.21%	05/12/2028	6,789		6,784	6,806	0.21
Atlas Us Finco, Inc.	(6) (7) (8) (10) (15)	First Lien Debt	S +	5.00%	9.63%	12/09/2029	36,465		35,762	36,465	1.11
Atlas Us Finco, Inc.	(6) (10) (15) (19)	First Lien Debt	S +	5.00%	9.63%	12/09/2028	—		(25)	—	—
Belfor Holdings, Inc.		First Lien Debt	S +	3.75%	8.11%	11/01/2030	1,995		2,012	2,015	0.06
BPG Holdings IV Corp.	(6) (7) (9) (11)	First Lien Debt	S +	6.00%	10.33%	07/29/2029	25,941		24,300	22,335	0.68
Consor Intermediate II, LLC	(6) (11)	First Lien Debt	S +	4.50%	8.83%	05/12/2031	5,813		5,759	5,780	0.18
Consor Intermediate II, LLC	(6) (11) (19)	First Lien Debt	S +	4.50%	8.83%	05/12/2031	—		(24)	(30)	—
Consor Intermediate II, LLC	(6) (11) (19)	First Lien Debt	S +	4.50%	8.83%	05/12/2031	—		(13)	(8)	—
CRCI Longhorn Holdings, Inc.	(6) (7) (11)	First Lien Debt	S +	5.00%	9.36%	08/27/2031	8,824		8,738	8,824	0.27
CRCI Longhorn Holdings, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.36%	08/27/2031	—		(10)	—	—
CRCI Longhorn Holdings, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.36%	08/27/2031	662		648	662	0.02
Encore Holdings, LLC	(6) (7) (11)	First Lien Debt	S +	5.25%	9.58%	11/23/2028	9,061		9,011	9,028	0.28
Encore Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.58%	11/23/2028	18,904		18,774	18,811	0.58
Encore Holdings, LLC	(6) (19)	First Lien Debt	P +	4.00%	11.50%	11/23/2027	—		(14)	(10)	—
Energy Labs Holdings Corp.	(6) (7) (9) (10)	First Lien Debt	S +	5.00%	9.46%	04/07/2028	7,963		7,888	7,868	0.24
Energy Labs Holdings Corp.	(6) (10) (19)	First Lien Debt	S +	5.00%	9.46%	04/07/2028	1,382		1,353	1,348	0.04
Energy Labs Holdings Corp.	(6) (10) (19)	First Lien Debt	S +	5.00%	9.46%	04/07/2028	—		(19)	(23)	—
FLS Holding, Inc.	(6) (7) (8) (10) (15)	First Lien Debt	S +	5.25%	9.71%	12/15/2028	23,774		22,635	21,240	0.65
FLS Holding, Inc.	(6) (7) (10) (15)	First Lien Debt	S +	5.25%	9.71%	12/15/2028	5,574		5,307	4,980	0.15
FLS Holding, Inc.	(6) (10) (15) (19)	First Lien Debt	S +	5.25%	9.71%	12/17/2027	1,138		1,037	895	0.03
Ground Penetrating Radar Systems, LLC	(6) (7) (10)	First Lien Debt	S +	5.25%	9.77%	04/02/2031	14,030		13,835	14,030	0.43
Ground Penetrating Radar Systems, LLC	(6) (10) (19)	First Lien Debt	S +	5.25%	9.77%	04/02/2031	—		(36)	—	—
Ground Penetrating Radar Systems, LLC	(6) (19)	First Lien Debt	P +	4.25%	11.75%	04/02/2031	223		199	223	0.01
Helios Service Partners, LLC	(6) (10)	First Lien Debt	S +	5.00%	9.59%	03/19/2027	12,311		12,112	12,307	0.38
Helios Service Partners, LLC	(6) (10) (19)	First Lien Debt	S +	5.00%	9.59%	03/19/2027	20,148		19,732	20,072	0.61
Helios Service Partners, LLC	(6) (10) (19)	First Lien Debt	S +	5.00%	9.59%	03/19/2027	—		(59)	(1)	—
Hercules Borrower, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.68%	12/15/2026	C$	3,167	3,025	2,963	0.09
HSI Halo Acquisition, Inc.	(6) (8) (11)	First Lien Debt	S +	5.00%	9.59%	06/30/2031	19,022		18,842	19,022	0.58
HSI Halo Acquisition, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.59%	06/30/2031	788		767	788	0.02
HSI Halo Acquisition, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.59%	06/28/2030	—		(28)	—	—
Iris Buyer, LLC	(6) (7) (10) (15)	First Lien Debt	S +	6.25%	10.84%	10/02/2030	19,977		19,565	19,977	0.61
Iris Buyer, LLC	(6) (10) (19) (15)	First Lien Debt	S +	6.25%	10.84%	10/02/2030	1,884		1,834	1,884	0.06
Iris Buyer, LLC	(6) (10) (19) (15)	First Lien Debt	S +	6.25%	10.84%	10/02/2029	—		(54)	—	—

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)		Cost(5)	Fair Value	Percentage of Net Assets
Orion Group Holdco, LLC	(6) (19)	First Lien Debt	S +	5.00%	9.59%	03/19/2027	—		$(16)	$(16)	—%
Procure Acquireco, Inc. (Procure Analytics)	(6) (7) (11)	First Lien Debt	S +	5.00%	9.49%	12/20/2028	15,397		15,397	15,397	0.47
Procure Acquireco, Inc. (Procure Analytics)	(6) (11) (19)	First Lien Debt	S +	4.75%	9.49%	12/20/2028	761		756	756	0.02
Procure Acquireco, Inc. (Procure Analytics)	(6) (11) (19)	First Lien Debt	S +	4.75%	9.49%	12/20/2028	—		—	—	—
Pye-Barker Fire & Safety, LLC	(6) (11)	First Lien Debt	S +	4.50%	8.83%	05/26/2031	18,135		18,135	18,135	0.55
Pye-Barker Fire & Safety, LLC	(6) (11) (19)	First Lien Debt	S +	4.50%	8.83%	05/26/2031	2,585		2,538	2,585	0.08
Pye-Barker Fire & Safety, LLC	(6) (11) (19)	First Lien Debt	S +	4.50%	8.83%	05/24/2030	314		291	314	0.01
Routeware, Inc.	(6) (7) (10)	First Lien Debt	S +	5.25%	9.60%	09/18/2031	4,773		4,726	4,773	0.15
Routeware, Inc.	(6) (10) (19)	First Lien Debt	S +	5.25%	9.60%	09/18/2031	—		(11)	—	—
Routeware, Inc.	(6) (10) (19)	First Lien Debt	S +	5.25%	9.60%	09/18/2031	—		(5)	—	—
Sherlock Buyer Corp.	(6) (7) (8) (10)	First Lien Debt	S +	5.75%	10.18%	12/08/2028	25,100		25,011	25,100	0.77
Sherlock Buyer Corp.	(6) (10) (19)	First Lien Debt	S +	5.75%	10.18%	12/08/2027	—		(8)	—	—
SITEL Worldwide Corporation	(12)	First Lien Debt	S +	3.75%	8.22%	08/28/2028	4,850		4,861	3,237	0.10
Surewerx Purchaser III, Inc.	(6) (7) (8) (11) (15)	First Lien Debt	S +	5.25%	9.58%	12/28/2029	4,039		3,992	4,039	0.12
Surewerx Purchaser III, Inc.	(6) (11) (15)	First Lien Debt	C +	5.25%	8.42%	12/28/2029	C$	2,617	1,888	1,820	0.06
Surewerx Purchaser III, Inc.	(6) (11) (15) (19)	First Lien Debt	S +	5.25%	9.58%	12/28/2029	—		(6)	—	—
Surewerx Purchaser III, Inc.	(6) (11) (15)	First Lien Debt	C +	5.25%	9.58%	12/28/2028	C$	710	678	695	0.02
Sweep Midco, LLC	(6) (7) (18)	Second Lien Debt				03/12/2034	1,086		543	703	0.02
Sweep Midco, LLC	(6) (7) (18)	Second Lien Debt				03/12/2036	3,156		—	—	—
Sweep Purchaser, LLC	(6) (7) (10)	First Lien Debt	S +	5.75% PIK	10.24%	06/30/2027	3,986		3,986	3,986	0.12
Sweep Purchaser, LLC	(6) (7) (10)	First Lien Debt	S +	5.75%	10.24%	06/30/2027	2,050		2,050	2,050	0.06
Sweep Purchaser, LLC	(6) (10) (19)	First Lien Debt	S +	5.75%	10.24%	06/30/2027	—		—	—	—
Tamarack Intermediate, LLC	(6) (7) (11)	First Lien Debt	S +	5.75%	10.30%	03/13/2028	22,742		22,442	22,742	0.70
Tamarack Intermediate, LLC	(6) (11)	First Lien Debt	S +	5.75%	10.30%	03/13/2028	2,231		2,188	2,231	0.07
Tamarack Intermediate, LLC	(6) (11) (19)	First Lien Debt	S +	5.75%	10.30%	03/13/2028	—		(42)	—	—
Tempo Acquisition, LLC	(12)	First Lien Debt	S +	2.25%	6.61%	08/31/2028	3,987		4,000	3,999	0.12
Transit Technologies, LLC	(6) (11)	First Lien Debt	S +	4.75%	9.51%	08/20/2031	12,091		11,975	12,091	0.37
Transit Technologies, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.51%	08/20/2031	—		(20)	—	—
Transit Technologies, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.51%	08/20/2030	—		(24)	—	—
TruGreen Limited Partnership	(11)	First Lien Debt	S +	4.00%	8.46%	11/02/2027	4,848		4,821	4,709	0.14
Vensure Employer Services, Inc.	(6) (7) (12)	First Lien Debt	S +	5.00%	9.33%	09/29/2031	25,909		25,660	25,909	0.79
Vensure Employer Services, Inc.	(6) (12) (19)	First Lien Debt	S +	5.00%	9.33%	09/29/2031	1,003		963	1,003	0.03
VRC Companies, LLC	(6) (7) (8) (10)	First Lien Debt	S +	5.75%	10.27%	06/29/2027	50,360		50,128	50,360	1.54
VRC Companies, LLC	(6) (10)	First Lien Debt	S +	5.75%	10.27%	06/29/2027	47,594		47,072	47,594	1.45
VRC Companies, LLC	(6) (10) (19)	First Lien Debt	S +	5.75%	10.27%	06/29/2027	—		—	—	—
									503,189	502,046	15.35

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Construction & Engineering
Arcoro Holdings Corp.	(6) (10)	First Lien Debt	S +	5.50%	9.83%	03/28/2030	57,104	$56,071	$56,688	1.73%
Arcoro Holdings Corp.	(6) (10) (19)	First Lien Debt	S +	5.50%	9.83%	03/28/2030	—	(150)	(63)	—
Artera Services, LLC	(14)	First Lien Debt	S +	4.50%	8.83%	02/15/2031	1,995	1,978	1,975	0.06
Centuri Group, Inc.	(12)	First Lien Debt	S +	2.50%	6.96%	08/27/2028	1,897	1,896	1,904	0.06
KPSKY Acquisition, Inc.	(6) (7) (8) (11)	First Lien Debt	S +	5.50%	10.19%	10/19/2028	20,749	19,883	18,348	0.56
KPSKY Acquisition, Inc.	(6) (7) (11)	First Lien Debt	S +	5.50%	10.19%	10/19/2028	16,535	16,165	14,622	0.45
LJ Avalon Holdings, LLC	(6) (10)	First Lien Debt	S +	5.00%	9.53%	02/01/2030	2,944	2,874	2,944	0.09
LJ Avalon Holdings, LLC	(6) (10) (19)	First Lien Debt	S +	5.00%	9.53%	02/01/2030	1,205	1,167	1,205	0.04
LJ Avalon Holdings, LLC	(6) (10) (19)	First Lien Debt	S +	5.00%	9.53%	02/01/2029	—	(10)	—	—
Superman Holdings, LLC	(6) (7) (11)	First Lien Debt	S +	4.50%	8.86%	08/29/2031	25,394	25,271	25,394	0.78
Superman Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	4.50%	8.86%	08/29/2031	—	(20)	—	—
Superman Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	4.50%	8.86%	08/29/2031	—	(17)	—	—
								125,108	123,017	3.76
Consumer Staples Distribution & Retail
PDI TA Holdings, Inc.	(6) (7) (11)	First Lien Debt	S +	5.50%	10.09%	02/03/2031	36,878	36,568	36,686	1.12
PDI TA Holdings, Inc.	(6) (11) (19)	First Lien Debt	S +	5.50%	10.09%	02/03/2031	4,793	4,715	4,749	0.15
PDI TA Holdings, Inc.	(6) (11) (19)	First Lien Debt	S +	5.50%	10.09%	02/03/2031	—	(32)	(20)	—
								41,251	41,415	1.27
Containers & Packaging
Berlin Packaging, LLC		First Lien Debt	S +	3.75%	8.05%	06/07/2031	3,980	3,980	4,000	0.12
BP Purchaser, LLC	(6) (7) (8) (11)	First Lien Debt	S +	5.50%	10.16%	12/11/2028	32,716	31,266	30,341	0.93
Clydesdale Acquisition Holdings, Inc.	(12)	First Lien Debt	S +	3.18%	7.53%	04/13/2029	3,303	3,306	3,306	0.10
FORTIS Solutions Group, LLC	(6) (7) (11)	First Lien Debt	S +	5.50%	9.93%	10/13/2028	20,986	20,899	20,986	0.64
FORTIS Solutions Group, LLC	(6) (11)	First Lien Debt	S +	5.50%	9.93%	10/13/2028	1,029	970	1,029	0.03
FORTIS Solutions Group, LLC	(6) (11) (19)	First Lien Debt	S +	5.50%	9.93%	10/15/2027	630	624	630	0.02
Proampac PG Borrower, LLC	(11)	First Lien Debt	S +	4.00%	8.60%	09/15/2028	2,965	2,979	2,971	0.09
								64,024	63,263	1.93
Distributors
48Forty Solutions, LLC	(6) (7) (9) (10)	First Lien Debt	S +	6.00% (incl. 4.00% PIK)	10.65%	11/30/2029	45,825	44,370	29,608	0.91
48Forty Solutions, LLC	(6) (10) (19)	First Lien Debt	S +	6.00% (incl. 4.00% PIK)	10.65%	11/30/2029	3,061	2,841	542	0.02
ABB Concise Optical Group, LLC	(6) (8) (11)	First Lien Debt	S +	7.50%	11.98%	02/23/2028	17,008	16,749	15,898	0.49
Avalara, Inc.	(6) (7) (9) (11)	First Lien Debt	S +	6.25%	10.58%	10/19/2028	22,421	22,158	22,421	0.69
Avalara, Inc.	(6) (19)	First Lien Debt	S +	6.25%	10.58%	10/19/2028	—	(24)	—	—
Bradyplus Holdings, LLC	(6) (7) (8) (9) (10)	First Lien Debt	S +	5.00%	9.52%	10/31/2029	44,408	43,673	44,408	1.36

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Bradyplus Holdings, LLC	(6) (10) (19)	First Lien Debt	S +	5.00%	9.52%	10/31/2029	281	$260	$281	0.01%
PT Intermediate Holdings III, LLC	(6) (7) (8) (11)	First Lien Debt	S +	5.00% (incl. 1.75% PIK)	9.33%	04/09/2030	60,057	59,432	60,057	1.84
PT Intermediate Holdings III, LLC	(6) (11) (19)	First Lien Debt	S +	5.00% (incl. 1.75% PIK)	9.33%	04/09/2030	—	(6)	—	—
								189,453	173,215	5.30
Diversified Consumer Services
Any Hour, LLC	(6)	First Lien Debt	S +	5.00%	9.33%	05/23/2030	11,802	11,639	11,677	0.36
Any Hour, LLC	(6) (19)	First Lien Debt	S +	5.00%	9.33%	05/23/2030	334	309	298	0.01
Any Hour, LLC	(6) (19)	First Lien Debt	S +	5.00%	9.33%	05/23/2030	831	808	813	0.02
Any Hour, LLC	(6)	Other Debt		13.00% PIK	13.00%	05/23/2031	3,186	3,130	3,152	0.10
Apex Service Partners, LLC	(6) (7) (8) (9) (10)	First Lien Debt	S +	5.00%	9.51%	10/24/2030	72,104	71,109	72,104	2.20
Apex Service Partners, LLC	(6) (10)	First Lien Debt	S +	5.00%	9.51%	10/24/2030	17,166	16,886	17,166	0.52
Apex Service Partners, LLC	(6) (10) (19)	First Lien Debt	S +	5.00%	9.51%	10/24/2029	3,866	3,793	3,866	0.12
Ascend Partner Services, LLC	(12)	First Lien Debt	S +	4.50%	7.96%	12/11/2028	4,856	4,850	4,877	0.15
Assembly Intermediate, LLC	(6) (7) (10)	First Lien Debt	S +	5.25%	9.58%	10/19/2027	8,889	8,518	8,889	0.27
Assembly Intermediate, LLC	(6) (10)	First Lien Debt	S +	5.25%	9.58%	10/19/2027	1,778	1,702	1,778	0.05
Assembly Intermediate, LLC	(6) (10) (19)	First Lien Debt	S +	5.25%	9.58%	10/19/2027	—	(36)	—	—
Eclipse Buyer, Inc.	(6) (7) (12)	First Lien Debt	S +	4.75%	9.26%	09/08/2031	8,362	8,281	8,362	0.26
Eclipse Buyer, Inc.	(6) (12) (19)	First Lien Debt	S +	4.75%	9.26%	09/08/2031	—	(7)	—	—
Eclipse Buyer, Inc.	(6) (12) (19)	First Lien Debt	S +	4.75%	9.26%	09/06/2031	—	(7)	—	—
Essential Services Holding Corporation	(6) (8) (11)	First Lien Debt	S +	5.00%	9.65%	06/17/2031	18,624	18,448	18,624	0.57
Essential Services Holding Corporation	(6) (11) (19)	First Lien Debt	S +	5.00%	9.65%	06/17/2031	—	(24)	—	—
Essential Services Holding Corporation	(6) (11) (19)	First Lien Debt	S +	5.00%	9.65%	06/17/2030	—	(29)	—	—
EVDR Purchaser, Inc.	(6) (11)	First Lien Debt	S +	5.50%	9.86%	02/14/2031	41,498	40,749	41,498	1.27
EVDR Purchaser, Inc.	(6) (11) (19)	First Lien Debt	S +	5.50%	9.86%	02/14/2031	—	(104)	—	—
EVDR Purchaser, Inc.	(6) (11) (19)	First Lien Debt	S +	5.50%	9.86%	02/14/2031	1,195	1,070	1,195	0.04
FPG Intermediate Holdco, LLC	(6) (10) (13)	First Lien Debt	S +	6.75% (incl. 5.75% PIK)	11.09%	03/05/2027	7,557	7,437	6,013	0.18
FPG Intermediate Holdco, LLC	(6) (10) (13) (19)	First Lien Debt	S +	6.75% (incl. 5.75% PIK)	11.09%	03/05/2027	184	184	184	0.01
Heartland Home Services	(6) (11)	First Lien Debt	S +	5.75%	10.18%	12/15/2026	23,109	22,910	21,905	0.67
KUEHG Corp.	(12)	First Lien Debt	S +	3.25%	7.84%	06/12/2030	1,861	1,869	1,878	0.06
Lightspeed Solution, LLC	(6) (7) (8) (11)	First Lien Debt	S +	6.50% (incl. 2.17% PIK)	10.86%	03/01/2028	20,499	20,318	20,499	0.63
Lightspeed Solution, LLC	(6) (11)	First Lien Debt	S +	6.50% (incl. 2.17% PIK)	10.86%	03/01/2028	1,352	1,339	1,352	0.04
LUV Car Wash Group, LLC	(6) (7) (8) (10)	First Lien Debt	S +	7.00%	11.74%	12/09/2026	9,971	9,934	9,971	0.30

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Magnolia Wash Holdings	(6) (7) (10)	First Lien Debt	S +	6.50%	11.36%	07/14/2028	9,804	$9,574	$8,892	0.27%
Magnolia Wash Holdings	(6) (10)	First Lien Debt	S +	6.50%	11.36%	07/14/2028	2,078	2,029	1,885	0.06
Magnolia Wash Holdings	(6) (10) (19)	First Lien Debt	S +	6.50%	11.36%	07/14/2028	262	252	218	0.01
Project Accelerate Parent, LLC	(6) (11)	First Lien Debt	S +	5.25%	9.61%	02/24/2031	33,519	33,214	33,519	1.02
Project Accelerate Parent, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.61%	02/24/2031	—	(42)	—	—
Spring Education Group, Inc.		First Lien Debt	S +	4.00%	8.33%	10/04/2030	3,960	3,973	3,980	0.12
Vertex Service Partners, LLC	(6) (7) (9) (11)	First Lien Debt	S +	5.75%	10.11%	11/08/2030	9,826	9,612	9,826	0.30
Vertex Service Partners, LLC	(6) (11) (19)	First Lien Debt	S +	5.75%	10.11%	11/08/2030	18,964	18,540	18,958	0.58
Vertex Service Partners, LLC	(6) (11) (19)	First Lien Debt	S +	5.75%	10.11%	11/08/2030	2,273	2,220	2,273	0.07
Wand NewCo 3, Inc.		First Lien Debt	S +	3.25%	7.61%	01/30/2031	5,867	5,881	5,885	0.18
								340,329	341,537	10.44
Electric Utilities
Kohler Energy Co, LLC		First Lien Debt	S +	3.75%	8.11%	05/01/2031	4,591	4,631	4,580	0.14
Electrical Equipment
Spark Buyer, LLC	(6) (7) (11)	First Lien Debt	S +	5.25%	9.77%	10/15/2031	5,313	5,235	5,235	0.16
Spark Buyer, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.77%	10/15/2031	—	(16)	(16)	—
Spark Buyer, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.77%	10/15/2031	—	(15)	(15)	—
								5,204	5,204	0.16
Electronic Equipment, Instruments & Components
Abracon Group Holdings, LLC	(6) (7) (8) (11)	First Lien Debt	S +	6.60% (incl. 4.60% PIK)	11.30%	07/06/2028	28,077	27,329	20,825	0.64
Abracon Group Holdings, LLC	(6) (11)	First Lien Debt	S +	6.60% (incl. 4.60% PIK)	11.30%	07/06/2028	1,858	1,810	1,378	0.04
Chamberlain Group, Inc.	(12)	First Lien Debt	S +	3.25%	7.71%	11/03/2028	5,860	5,852	5,887	0.18
DG Investment Intermediate Holdings 2, Inc.	(11)	First Lien Debt	S +	3.75%	8.22%	03/31/2028	4,369	4,371	4,404	0.13
Dwyer Instruments, Inc.	(6) (7) (9) (11)	First Lien Debt	S +	4.75%	9.15%	07/20/2029	54,471	53,758	54,318	1.66
Dwyer Instruments, Inc.	(6) (11) (19)	First Lien Debt	S +	4.75%	9.15%	07/20/2029	23,757	23,366	23,747	0.73
Dwyer Instruments, Inc.	(6) (11) (19)	First Lien Debt	S +	4.75%	9.15%	07/20/2029	—	(60)	—	—
Infinite Bidco, LLC	(6) (9) (12)	First Lien Debt	S +	6.25%	10.77%	03/02/2028	9,162	9,070	9,162	0.28
Infinite Bidco, LLC	(7) (12)	Second Lien Debt	S +	7.00%	11.85%	03/02/2029	12,800	11,168	11,264	0.34
Infinite Bidco, LLC	(6) (12)	Second Lien Debt	S +	7.00%	11.59%	03/02/2029	4,000	3,500	3,395	0.10
Magneto Components Buyco, LLC	(6) (7) (8) (9) (11)	First Lien Debt	S +	6.00% (incl. 1.50% PIK)	10.33%	12/05/2030	48,174	47,401	47,846	1.46
Magneto Components Buyco, LLC	(6) (11) (19)	First Lien Debt	S +	6.00% (incl. 1.50% PIK)	10.33%	12/05/2030	—	(74)	(65)	—
Magneto Components Buyco, LLC	(6) (11) (19)	First Lien Debt	S +	6.00% (incl. 1.50% PIK)	10.33%	12/05/2029	—	(119)	(54)	—
NSi Holdings, Inc.	(6) (8) (11)	First Lien Debt	S +	5.00%	9.36%	11/15/2031	22,842	22,617	22,617	0.69

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
NSi Holdings, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.36%	11/15/2031	—	$(19)	$(19)	—%
NSi Holdings, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.36%	11/15/2031	—	(40)	(40)	—
								209,930	204,665	6.26
Entertainment
Renaissance Holding Corp.	(12)	First Lien Debt	S +	4.00%	8.36%	04/05/2030	2,960	2,961	2,951	0.09
Financial Services
Applitools, Inc.	(6) (7) (11) (15)	First Lien Debt	S +	6.25% PIK	10.58%	05/25/2029	14,855	14,696	14,727	0.45
Applitools, Inc.	(6) (11) (15) (19)	First Lien Debt	S +	6.25%	10.58%	05/25/2028	—	(18)	(14)	—
Boost Newco Borrower, LLC		First Lien Debt	S +	2.50%	6.83%	01/31/2031	7,481	7,507	7,511	0.23
Cerity Partners, LLC	(6) (7) (8) (11)	First Lien Debt	S +	5.25%	9.76%	07/30/2029	3,525	3,485	3,525	0.11
Cerity Partners, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.76%	07/30/2029	7,739	7,631	7,739	0.24
Cerity Partners, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.76%	07/30/2029	—	(6)	—	—
GC Waves Holdings, Inc.	(6) (11)	First Lien Debt	S +	4.75%	9.21%	10/04/2030	27,567	27,024	27,358	0.84
GC Waves Holdings, Inc.	(6) (11) (19)	First Lien Debt	S +	4.75%	9.21%	10/04/2030	2,418	1,932	2,265	0.07
GC Waves Holdings, Inc.	(6) (11) (19)	First Lien Debt	S +	4.75%	9.21%	10/04/2030	—	(28)	(13)	—
MAI Capital Management Intermediate, LLC	(6) (7) (11)	First Lien Debt	S +	4.75%	9.08%	08/29/2031	4,632	4,587	4,632	0.14
MAI Capital Management Intermediate, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.08%	08/29/2031	866	849	866	0.03
MAI Capital Management Intermediate, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.08%	08/29/2031	138	128	138	—
PMA Parent Holdings, LLC	(6) (7) (11)	First Lien Debt	S +	5.50%	9.83%	01/31/2031	3,410	3,360	3,360	0.10
PMA Parent Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	5.50%	9.83%	01/31/2031	—	(4)	(4)	—
RFS Opco, LLC	(6) (12)	First Lien Debt	S +	4.75%	9.08%	04/04/2031	16,958	16,801	16,891	0.52
RFS Opco, LLC	(6) (12) (19)	First Lien Debt	S +	3.50%	7.83%	04/04/2029	4,680	4,459	4,579	0.14
SitusAMC Holdings Corp.	(6) (11)	First Lien Debt	S +	5.50%	9.93%	12/22/2027	15,768	15,720	15,768	0.48
Smarsh, Inc.	(6) (7) (11)	First Lien Debt	S +	5.75%	10.08%	02/16/2029	8,571	8,514	8,571	0.26
Smarsh, Inc.	(6) (11) (19)	First Lien Debt	S +	5.75%	10.08%	02/16/2029	1,071	1,061	1,071	0.03
Smarsh, Inc.	(6) (11) (19)	First Lien Debt	S +	5.75%	10.08%	02/16/2029	214	211	214	0.01
Trintech, Inc.	(6) (7) (8) (10)	First Lien Debt	S +	5.50%	9.86%	07/25/2029	69,935	68,745	68,914	2.11
Trintech, Inc.	(6) (10) (19)	First Lien Debt	S +	5.50%	9.86%	07/25/2029	1,735	1,637	1,646	0.05
								188,291	189,744	5.80
Food Products
Familia Intermediate Holdings I Corp. (Teasdale Latin Foods)	(6) (17)	Other Debt		16.25% PIK	16.25%	06/18/2026	500	277	295	0.01
Teasdale Foods, Inc. (Teasdale Latin Foods)	(6) (7) (10)	First Lien Debt	S +	6.25%	10.99%	12/18/2025	3,604	3,482	3,501	0.11
								3,759	3,796	0.12
Ground Transportation
PODS, LLC	(11)	First Lien Debt	S +	3.00%	7.85%	03/31/2028	4,850	4,853	4,525	0.14

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
SV Newco 2, Inc.	(6) (11) (15)	First Lien Debt	S +	4.75%	9.26%	06/02/2031	35,194	$34,698	$34,916	1.07%
SV Newco 2, Inc.	(6) (11) (15) (19)	First Lien Debt	S +	4.75%	9.26%	06/02/2031	—	(152)	(174)	(0.01)
SV Newco 2, Inc.	(6) (11) (15) (19)	First Lien Debt	S +	4.75%	9.26%	06/02/2031	—	(182)	(105)	—
								39,217	39,162	1.20
Health Care Equipment & Supplies
Journey Personal Care Corp.	(11)	First Lien Debt	S +	3.75%	8.11%	03/01/2028	4,964	4,909	4,959	0.15
Medline Borrower, LP	(12)	First Lien Debt	S +	2.25%	6.61%	10/23/2028	6,684	6,686	6,702	0.20
Performance Health & Wellness	(6) (7) (10)	First Lien Debt	S +	5.75%	10.21%	07/12/2027	4,028	4,028	4,028	0.12
PerkinElmer U.S., LLC	(6) (7) (9) (10)	First Lien Debt	S +	5.00%	9.34%	03/13/2029	27,379	26,777	27,185	0.83
Tidi Legacy Products, Inc.	(6) (7) (9) (10)	First Lien Debt	S +	5.25%	9.61%	12/19/2029	11,140	10,952	11,120	0.34
Tidi Legacy Products, Inc.	(6) (10) (19)	First Lien Debt	S +	5.25%	9.61%	12/19/2029	—	(24)	(5)	—
Tidi Legacy Products, Inc.	(6) (10) (19)	First Lien Debt	S +	5.25%	9.61%	12/19/2029	—	(35)	(4)	—
YI, LLC	(6) (7) (9) (10)	First Lien Debt	S +	5.75%	10.39%	12/03/2029	17,709	17,407	17,709	0.54
YI, LLC	(6) (10) (19)	First Lien Debt	S +	5.75%	10.39%	12/03/2029	—	(30)	—	—
YI, LLC	(6) (10) (19)	First Lien Debt	S +	5.75%	10.39%	12/03/2029	—	(45)	—	—
								70,625	71,694	2.19
Health Care Providers & Services
Advarra Holdings, Inc.	(6) (9) (11)	First Lien Debt	S +	4.50%	8.86%	09/15/2031	12,915	12,683	12,855	0.39
Advarra Holdings, Inc.	(6) (11) (19)	First Lien Debt	S +	4.50%	8.86%	09/15/2031	—	(3)	—	—
CHG Healthcare Services, Inc.	(12)	First Lien Debt	S +	3.00%	7.40%	09/29/2028	4,850	4,861	4,862	0.15
CNT Holdings I Corp.	(11)	First Lien Debt	S +	3.50%	8.09%	11/08/2027	4,850	4,860	4,876	0.15
DCA Investment Holdings, LLC	(6) (11)	First Lien Debt	S +	6.50%	10.77%	04/03/2028	49,833	49,294	49,449	1.51
DCA Investment Holdings, LLC	(6) (11)	First Lien Debt	S +	6.50%	10.77%	04/03/2028	3,827	3,779	3,797	0.12
Electron BidCo, Inc.	(12)	First Lien Debt	S +	2.75%	7.11%	11/01/2028	6,860	6,866	6,880	0.21
Ensemble RCM, LLC		First Lien Debt	S +	3.00%	7.59%	08/01/2029	4,618	4,627	4,647	0.14
Gateway US Holdings, Inc.	(6) (7) (8) (11) (15)	First Lien Debt	S +	4.75%	9.08%	09/22/2028	11,899	11,840	11,899	0.36
Gateway US Holdings, Inc.	(6) (11) (15) (19)	First Lien Debt	S +	4.75%	9.08%	09/22/2028	3,355	3,327	3,343	0.10
Gateway US Holdings, Inc.	(6) (11) (15) (19)	First Lien Debt	S +	4.75%	9.08%	09/22/2028	—	(3)	—	—
Heartland Veterinary Partners, LLC	(6) (7) (8) (10)	First Lien Debt	S +	4.75%	9.47%	12/10/2026	6,328	6,317	6,328	0.19
Heartland Veterinary Partners, LLC	(6) (7) (10)	Second Lien Debt		14.50% (incl. 7.00% PIK)	14.50%	12/10/2027	759	754	759	0.02
Heartland Veterinary Partners, LLC	(6) (7) (10)	First Lien Debt	S +	4.75%	9.47%	12/10/2026	14,329	14,305	14,329	0.44
Heartland Veterinary Partners, LLC	(6) (10)	Second Lien Debt		14.50% (incl. 7.00% PIK)	14.50%	12/10/2027	295	293	295	0.01

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Heartland Veterinary Partners, LLC	(6) (10) (19)	First Lien Debt	S +	4.75%	9.47%	12/10/2026	—	$(2)	$—	—%
iCIMS, Inc.	(6) (11)	First Lien Debt	S +	5.75%	10.38%	08/18/2028	16,989	16,848	16,989	0.52
iCIMS, Inc.	(6) (11) (19)	First Lien Debt	S +	5.75%	10.38%	08/18/2028	123	120	123	—
Imagine 360, LLC	(6) (8) (11)	First Lien Debt	S +	4.75%	9.10%	10/02/2028	13,332	13,207	13,332	0.41
Imagine 360, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.10%	10/02/2028	—	(9)	—	—
Imagine 360, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.10%	10/02/2028	—	(11)	—	—
Intelerad Medical Systems Incorporated	(6) (10) (15)	First Lien Debt	S +	6.50%	11.24%	08/21/2026	9,420	9,265	9,127	0.28
Intelerad Medical Systems Incorporated	(6) (10) (15)	First Lien Debt	S +	6.50%	11.24%	08/21/2026	650	643	630	0.02
Invictus Buyer, LLC	(6) (11)	First Lien Debt	S +	4.75%	9.08%	06/03/2031	6,060	6,003	6,042	0.18
Invictus Buyer, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.08%	06/03/2031	—	(12)	(7)	—
Invictus Buyer, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.08%	06/03/2031	—	(9)	(3)	—
Medical Solutions Holdings, Inc.	(12)	First Lien Debt	S +	3.50%	8.19%	11/01/2028	5,353	5,350	3,755	0.11
Midwest Physician Administrative Services, LLC	(11)	First Lien Debt	S +	3.00%	7.59%	03/12/2028	3,879	3,874	3,660	0.11
National Mentor Holdings, Inc.	(11)	First Lien Debt	S +	3.75%	8.20%	03/02/2028	2,720	2,706	2,691	0.08
Pacific Dental Services, LLC		First Lien Debt	S +	2.75%	7.13%	03/15/2031	2,978	2,988	2,995	0.09
Pareto Health Intermediate Holdings, Inc.	(6) (9) (10)	First Lien Debt	S +	5.00%	9.33%	06/01/2030	91,193	89,683	91,193	2.79
Pareto Health Intermediate Holdings, Inc.	(6) (10) (19)	First Lien Debt	S +	5.00%	9.33%	06/01/2029	—	(157)	—	—
PPV Intermediate Holdings, LLC	(6) (9) (11)	First Lien Debt	S +	5.75%	10.26%	08/31/2029	27,708	26,863	27,686	0.85
PPV Intermediate Holdings, LLC	(6) (11)	First Lien Debt	S +	6.00%	10.52%	08/31/2029	26,490	26,301	26,490	0.81
Promptcare Infusion Buyer, Inc.	(6) (7) (10)	First Lien Debt	S +	6.00%	10.44%	09/01/2027	3,810	3,792	3,760	0.11
Promptcare Infusion Buyer, Inc.	(6) (10)	First Lien Debt	S +	6.00%	10.44%	09/01/2027	593	591	586	0.02
Raven Acquisition Holdings, LLC	(14) (15)	First Lien Debt	S +	3.25%	7.61%	11/19/2031	4,667	4,644	4,674	0.14
Raven Acquisition Holdings, LLC	(14) (15) (19)	First Lien Debt	S +	3.25%	7.61%	11/19/2031	—	(2)	1	—
Stepping Stones Healthcare Services, LLC	(6) (7) (11)	First Lien Debt	S +	4.75%	9.08%	01/02/2029	8,509	8,468	8,509	0.26
Stepping Stones Healthcare Services, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.08%	01/02/2029	2,159	2,132	2,153	0.07
Stepping Stones Healthcare Services, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.08%	12/30/2026	—	(4)	—	—
Suveto	(6) (7) (11)	First Lien Debt	S +	4.75%	9.11%	09/09/2027	5,021	4,893	4,973	0.15
Suveto	(6) (19)	First Lien Debt	P +	3.75%	11.25%	09/09/2027	28	14	23	—
Suveto Buyer, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.11%	09/09/2027	186	182	182	0.01
Tivity Health, Inc.	(6) (8) (11)	First Lien Debt	S +	5.00%	9.36%	06/28/2029	17,997	17,856	17,997	0.55
TTF Holdings, LLC		First Lien Debt	S +	3.75%	8.11%	07/18/2031	2,000	2,017	1,980	0.06
Vardiman Black Holdings, LLC	(6) (7) (8) (12)	First Lien Debt	S +	7.00% (incl. 2.00% PIK)	11.65%	03/18/2027	15,377	15,377	15,377	0.47
Vardiman Black Holdings, LLC	(6) (12) (13) (19)	First Lien Debt	S +	7.00% (incl. 2.00% PIK)	11.65%	03/18/2027	1,601	1,561	1,601	0.05
								388,972	390,838	11.95

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Health Care Technology
Athenahealth, Inc.	(12)	First Lien Debt	S +	3.25%	7.61%	02/15/2029	6,341	$6,323	$6,348	0.19%
eResearchTechnology, Inc.	(10)	First Lien Debt	S +	4.00%	8.36%	02/04/2027	4,391	4,385	4,414	0.13
Hyland Software, Inc.	(6) (7) (8) (11)	First Lien Debt	S +	6.00%	10.36%	09/19/2030	77,262	76,354	77,262	2.36
Hyland Software, Inc.	(6) (11) (19)	First Lien Debt	S +	6.00%	10.36%	09/19/2029	—	(39)	—	—
Imprivata, Inc.	(12)	First Lien Debt	S +	3.50%	8.09%	12/01/2027	6,420	6,419	6,452	0.20
Lightspeed Buyer, Inc.	(6) (7) (10)	First Lien Debt	S +	4.75%	9.08%	02/03/2027	10,097	10,070	10,097	0.31
Lightspeed Buyer, Inc.	(6) (10) (19)	First Lien Debt	S +	4.75%	9.08%	02/03/2027	—	(10)	—	—
Lightspeed Buyer, Inc.	(6) (10) (19)	First Lien Debt	S +	4.75%	9.08%	02/03/2027	—	(3)	—	—
MedAssets Software Intermediate Holdings, Inc.	(12)	First Lien Debt	S +	4.00%	8.43%	12/17/2028	6,143	6,143	5,652	0.17
Project Ruby Ultimate Parent Corp.		First Lien Debt	S +	3.00%	7.47%	03/10/2028	5,348	5,347	5,367	0.16
Symplr Software, Inc.	(11)	First Lien Debt	S +	4.50%	9.19%	12/22/2027	4,849	4,856	4,429	0.14
								119,845	120,021	3.67
Household Durables
ACProducts, Inc.	(12)	First Lien Debt	S +	4.25%	8.84%	05/17/2028	4,849	4,838	3,907	0.12
Industrial Conglomerates
Aptean, Inc.	(6) (7) (9) (11)	First Lien Debt	S +	5.00%	9.59%	01/30/2031	70,478	69,870	70,380	2.15
Aptean, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.59%	01/30/2031	1,151	1,113	1,144	0.03
Aptean, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.59%	01/30/2031	—	(50)	(8)	—
Excelitas Technologies Corp.	(6) (9) (11)	First Lien Debt	S +	5.25%	9.61%	08/13/2029	30,707	30,261	30,387	0.93
Excelitas Technologies Corp.	(6) (11)	First Lien Debt	E +	5.25%	8.11%	08/13/2029	€5,617	5,728	5,756	0.18
Excelitas Technologies Corp.	(6) (11) (19)	First Lien Debt	S +	5.25%	9.61%	08/13/2029	—	(94)	(123)	—
Excelitas Technologies Corp.	(6) (11) (19)	First Lien Debt	S +	5.25%	9.61%	08/14/2028	—	(37)	(32)	—
Raptor Merger Sub Debt, LLC	(7) (8) (11)	First Lien Debt	S +	5.50%	9.83%	04/01/2029	45,581	44,880	45,430	1.39
Raptor Merger Sub Debt, LLC	(11) (19)	First Lien Debt	S +	5.50%	9.83%	04/01/2029	698	644	686	0.02
								152,315	153,620	4.70
Insurance Services
Alliant Holdings Intermediate, LLC	(12)	First Lien Debt	S +	2.75%	7.11%	09/19/2031	7,157	7,166	7,168	0.22
Amerilife Holdings, LLC	(6) (8) (11)	First Lien Debt	S +	5.00%	9.70%	08/31/2029	14,813	14,594	14,813	0.45
Amerilife Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	5.00%	9.70%	08/31/2029	1,770	1,757	1,770	0.05
AssuredPartners, Inc.	(12)	First Lien Debt	S +	3.50%	7.86%	02/14/2031	3,970	3,984	3,975	0.12
Fetch Insurance Services, LLC	(6)	Other Debt		12.75% (incl. 3.75% PIK)	12.75%	10/31/2027	3,104	3,046	3,073	0.09
Foundation Risk Partners Corp.	(6) (8) (11)	First Lien Debt	S +	5.25%	9.58%	10/29/2030	34,976	34,668	34,976	1.07
Foundation Risk Partners Corp.	(6) (11)	First Lien Debt	S +	5.25%	9.58%	10/29/2030	18,560	18,339	18,560	0.57
Foundation Risk Partners Corp.	(6) (11) (19)	First Lien Debt	S +	5.25%	9.58%	10/29/2029	—	(20)	—	—
Galway Borrower, LLC	(6) (7) (8) (9) (11)	First Lien Debt	S +	4.50%	8.83%	09/29/2028	51,526	50,797	51,526	1.58

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Galway Borrower, LLC	(6) (11) (19)	First Lien Debt	S +	4.50%	8.83%	09/29/2028	20,936	$20,625	$20,936	0.64%
Galway Borrower, LLC	(6) (11) (19)	First Lien Debt	S +	4.50%	8.83%	09/29/2028	298	256	298	0.01
Higginbotham Insurance Agency, Inc.	(6) (7) (8) (10)	First Lien Debt	S +	4.50%	8.86%	11/24/2028	20,115	20,034	20,029	0.61
Higginbotham Insurance Agency, Inc.	(6) (10) (19)	First Lien Debt	S +	4.50%	8.86%	11/24/2028	6,650	6,524	6,551	0.20
High Street Buyer, Inc.	(6) (7) (11)	First Lien Debt	S +	5.25%	9.58%	04/14/2028	4,195	4,192	4,195	0.13
High Street Buyer, Inc.	(6) (11) (19)	First Lien Debt	S +	5.25%	9.58%	04/14/2028	43,375	42,813	43,303	1.32
High Street Buyer, Inc.	(6) (11) (19)	First Lien Debt	S +	5.25%	9.58%	04/16/2027	—	(1)	—	—
HUB International Limited		First Lien Debt	S +	2.75%	7.37%	06/20/2030	4,963	4,968	4,987	0.15
Inszone Mid, LLC	(6) (7) (9) (10)	First Lien Debt	S +	5.25%	9.50%	11/302029	13,838	13,601	13,838	0.42
Inszone Mid, LLC	(6) (10) (19)	First Lien Debt	S +	5.25%	9.50%	11/30/2029	16,981	16,655	16,981	0.52
Inszone Mid, LLC	(6) (10) (19)	First Lien Debt	S +	5.25%	9.50%	11/30/2029	—	(45)	—	—
Inszone Mid, LLC	(6) (10) (19)	First Lien Debt	S +	5.25%	9.50%	11/30/2029	—	(52)	—	—
Integrity Marketing Acquisition, LLC	(6) (7) (8) (9) (11)	First Lien Debt	S +	5.00%	9.51%	08/25/2028	112,310	112,310	112,310	3.43
Integrity Marketing Acquisition, LLC	(6) (11) (19)	First Lien Debt	S +	5.00%	9.51%	08/25/2028	—	—	—	—
Long Term Care Group, Inc.	(6) (7) (8) (11) (13)	First Lien Debt	S +	6.00% (incl. 3.73% PIK)	10.33%	09/08/2027	14,648	14,241	12,555	0.38
Patriot Growth Insurance Services, LLC	(6) (8) (11)	First Lien Debt	S +	5.00%	9.48%	10/16/2028	6,437	6,360	6,437	0.20
Patriot Growth Insurance Services, LLC	(6) (11)	First Lien Debt	S +	5.00%	9.48%	10/14/2028	24,759	24,451	24,759	0.76
Patriot Growth Insurance Services, LLC	(6) (11) (19)	First Lien Debt	S +	5.00%	9.48%	10/16/2028	234	229	234	0.01
Peter C. Foy & Associates Insurance Services, LLC	(6) (7) (11)	First Lien Debt	S +	5.50%	9.83%	11/01/2028	22,930	22,744	22,930	0.70
Peter C. Foy & Associates Insurance Services, LLC	(6) (7) (11)	First Lien Debt	S +	5.50%	9.83%	11/01/2028	24,195	24,022	24,174	0.74
Peter C. Foy & Associates Insurance Services, LLC	(6) (11) (19)	First Lien Debt	S +	5.50%	9.83%	11/01/2027	—	(1)	—	—
RSC Acquisition, Inc.	(6) (10)	First Lien Debt	S +	4.75%	9.21%	11/01/2029	18,508	18,463	18,508	0.57
RSC Acquisition, Inc.	(6) (11)	First Lien Debt	S +	4.75%	9.21%	11/01/2029	54,296	53,963	54,296	1.66
USI, Inc.		First Lien Debt	S +	2.25%	6.58%	09/27/2030	2,970	2,978	2,962	0.09
USI, Inc.		First Lien Debt	S +	2.25%	6.58%	11/22/2029	1,980	1,984	1,975	0.06
World Insurance Associates, LLC	(6) (7) (8) (9) (10)	First Lien Debt	S +	6.75%	10.34%	04/03/2028	119,299	117,735	118,378	3.62
World Insurance Associates, LLC	(6) (10) (19)	First Lien Debt	S +	6.75%	10.34%	04/03/2028	—	(15)	(21)	—
								663,365	666,476	20.37
Interactive Media & Services
Arches Buyer, Inc.	(12)	First Lien Debt	S +	3.25%	7.71%	12/06/2027	2,424	2,419	2,364	0.07
FMG Suite Holdings, LLC	(6) (7) (10)	First Lien Debt	S +	5.50%	9.85%	10/30/2026	9,258	9,182	9,194	0.28
FMG Suite Holdings, LLC	(6) (7) (10)	First Lien Debt	S +	5.50%	9.85%	10/30/2026	1,938	1,920	1,923	0.06
FMG Suite Holdings, LLC	(6) (10) (19)	First Lien Debt	S +	5.50%	9.84%	10/30/2026	—	(9)	(7)	—

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Spectrio, LLC	(6) (7) (10)	First Lien Debt	S +	6.00%	10.51%	12/09/2026	11,375	$10,901	$10,468	0.32%
Spectrio, LLC	(6) (7) (10)	First Lien Debt	S +	6.00%	10.51%	12/09/2026	4,558	4,368	4,195	0.13
Spectrio, LLC	(6) (10)	First Lien Debt	S +	6.00%	10.51%	12/09/2026	1,345	1,291	1,238	0.04
Triple Lift, Inc.	(6) (8) (11)	First Lien Debt	S +	5.75%	10.25%	05/05/2028	16,199	15,424	15,505	0.47
Triple Lift, Inc.	(6) (11) (19)	First Lien Debt	S +	5.75%	10.25%	05/05/2028	—	(104)	(73)	—
								45,392	44,807	1.37
IT Services
Apollo Acquisition, Inc.	(6) (7)	First Lien Debt	S +	5.00%	9.33%	12/30/2031	16,797	16,629	16,629	0.51
Apollo Acquisition, Inc.	(6) (19)	First Lien Debt	S +	5.00%	9.33%	12/30/2031	—	(29)	(29)	—
Apollo Acquisition, Inc.	(6) (19)	First Lien Debt	S +	5.00%	9.33%	12/30/2030	—	(23)	(23)	—
Asurion, LLC		First Lien Debt	S +	4.25%	8.61%	09/19/2030	7,342	7,329	7,316	0.22
Atlas Purchaser, Inc.	(7) (11)	First Lien Debt	S +	7.50% (incl. 5.50% PIK)	11.33%	05/05/2028	2,490	1,596	1,484	0.05
Atlas Purchaser, Inc.	(7) (11)	First Lien Debt	S +	7.50% (incl. 6.50% PIK)	11.33%	05/05/2028	1,076	886	1,076	0.03
Catalis Intermediate, Inc.	(6) (7) (8) (11)	First Lien Debt	S +	5.50%	9.98%	08/04/2027	23,379	22,828	23,028	0.70
Catalis Intermediate, Inc.	(6) (7) (11)	First Lien Debt	S +	5.50%	9.98%	08/04/2027	5,260	5,141	5,181	0.16
Catalis Intermediate, Inc.	(6) (11) (19)	First Lien Debt	S +	5.50%	9.98%	08/04/2027	907	849	868	0.03
Donuts, Inc.	(6) (7) (10)	First Lien Debt	S +	5.00%	9.49%	12/29/2027	20,849	20,816	20,807	0.64
Endure Digital, Inc.	(10)	First Lien Debt	S +	3.50%	8.09%	02/10/2028	5,394	5,337	4,477	0.14
Gainwell Acquisition Corp.	(11)	First Lien Debt	S +	4.00%	8.43%	10/01/2027	6,788	6,804	6,560	0.20
GI DI Cornfield Acquisition, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.96%	03/09/2028	31,687	31,276	31,379	0.96
GI DI Cornfield Acquisition, LLC	(6) (19)	First Lien Debt	S +	4.50%	8.96%	03/09/2028	—	(103)	(158)	—
Idera, Inc.	(6) (7) (11)	Second Lien Debt	S +	6.75%	11.47%	03/02/2029	355	355	355	0.01
Redwood Services Group, LLC	(6) (7) (9) (11)	First Lien Debt	S +	6.25%	10.68%	06/15/2029	40,035	39,484	40,035	1.22
Redwood Services Group, LLC	(6) (11)	First Lien Debt	S +	6.25%	10.68%	06/15/2029	34,154	33,722	34,080	1.04
Ridge Trail US Bidco, Inc.	(6) (7) (10) (15)	First Lien Debt	S +	4.50%	8.83%	09/30/2031	48,980	48,265	48,848	1.49
Ridge Trail US Bidco, Inc.	(6) (10) (15) (19)	First Lien Debt	S +	4.50%	8.83%	09/30/2031	—	(122)	(46)	—
Ridge Trail US Bidco, Inc.	(6) (10) (15) (19)	First Lien Debt	S +	4.50%	8.83%	03/31/2031	1,520	1,439	1,505	0.05
Sedgwick Claims Management Services, Inc.		First Lien Debt	S +	3.00%	7.59%	07/31/2031	6,947	6,971	6,982	0.21
Syntax Systems, Ltd.	(6) (7) (11) (15)	First Lien Debt	S +	5.00%	9.46%	10/27/2028	18,610	18,532	18,569	0.57
Thrive Buyer, Inc. (Thrive Networks)	(6) (10)	First Lien Debt	S +	6.00%	10.78%	01/22/2027	10,566	10,479	10,566	0.32
Thrive Buyer, Inc. (Thrive Networks)	(6) (7) (10)	First Lien Debt	S +	6.00%	10.78%	01/22/2027	6,315	6,268	6,315	0.19
Thrive Buyer, Inc. (Thrive Networks)	(6) (10) (19)	First Lien Debt	S +	6.00%	10.78%	01/22/2027	453	448	453	0.01
UpStack, Inc.	(6) (7) (11)	First Lien Debt	S +	5.00%	9.52%	08/25/2031	5,525	5,472	5,525	0.17
UpStack, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.52%	08/25/2031	—	(10)	—	—
UpStack, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.52%	08/25/2031	128	119	128	—

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)		Cost(5)	Fair Value	Percentage of Net Assets
Victors Purchaser, LLC	(6) (12)	First Lien Debt	S +	4.75%	9.08%	08/15/2031	11,280		$11,171	$11,280	0.34%
Victors Purchaser, LLC	(6) (12) (19)	First Lien Debt	S +	4.75%	9.08%	08/15/2031	—		(13)	—	—
Victors Purchaser, LLC	(6) (12) (19)	First Lien Debt	S +	4.75%	9.08%	08/15/2031	C$	322	217	224	0.01
									302,133	303,414	9.28
Leisure Products
Recess Holdings, Inc.	(14)	First Lien Debt	S +	4.50%	9.09%	02/20/2030	4,987		5,024	5,030	0.15
Life Sciences Tools & Services
Cambrex Corporation		First Lien Debt	S +	3.50%	7.96%	12/04/2026	2,416		2,418	2,412	0.07
Curia Global, Inc.	(11)	First Lien Debt	S +	3.75%	8.44%	08/30/2026	6,789		6,795	6,468	0.20
Model N, Inc.	(6) (8) (11)	First Lien Debt	S +	5.00%	9.33%	06/27/2031	19,847		19,659	19,847	0.61
Model N, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.33%	06/27/2031	—		(25)	—	—
Model N, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.33%	06/27/2031	—		(27)	—	—
Packaging Coordinators Midco, Inc.	(11)	First Lien Debt	S +	3.25%	7.84%	11/30/2027	6,824		6,836	6,848	0.21
Parexel International Corporation	(12)	First Lien Debt	S +	3.00%	7.36%	11/15/2028	6,544		6,553	6,582	0.20
									42,209	42,157	1.29
Machinery
AI Aqua Merger Sub, Inc.	(12)	First Lien Debt	S +	3.50%	8.05%	07/31/2028	6,693		6,700	6,693	0.20
Answer Acquisition, LLC	(6) (7) (10)	First Lien Debt	S +	6.00%	10.48%	12/30/2026	38,933		38,590	38,669	1.18
Answer Acquisition, LLC	(6) (10) (19)	First Lien Debt	S +	6.00%	10.48%	12/30/2026	—		(23)	(24)	—
Chase Intermediate, LLC	(6) (19)	First Lien Debt	S +	4.75%	9.08%	10/30/2028	7,936		7,753	7,907	0.24
Chase Intermediate, LLC	(6) (19)	First Lien Debt	S +	4.75%	9.08%	10/30/2028	—		(14)	—	—
Conair Holdings, LLC	(12)	First Lien Debt	S +	3.75%	8.22%	05/17/2028	3,880		3,882	3,475	0.11
Engineered Machinery Holdings, Inc.	(11)	First Lien Debt	S +	3.75%	8.34%	05/19/2028	5,394		5,383	5,425	0.17
Filtration Group Corporation	(12)	First Lien Debt	S +	3.50%	7.97%	10/21/2028	4,850		4,854	4,882	0.15
Icebox Holdco III, Inc.	(12)	First Lien Debt	S +	3.50%	8.09%	12/22/2028	3,431		3,439	3,452	0.11
Madison IAQ, LLC	(12)	First Lien Debt	S +	2.75%	7.89%	06/21/2028	4,849		4,846	4,862	0.15
MHE Intermediate Holdings, LLC	(6) (10)	First Lien Debt	S +	6.00%	10.92%	07/21/2027	7,791		7,767	7,791	0.24
MHE Intermediate Holdings, LLC	(6) (7) (10)	First Lien Debt	S +	6.00%	10.92%	07/21/2027	6,429		6,375	6,429	0.20
MHE Intermediate Holdings, LLC	(6) (10) (19)	First Lien Debt	S +	6.00%	10.92%	07/21/2027	214		214	214	0.01
Pro Mach Group, Inc.	(14)	First Lien Debt	S +	3.50%	7.86%	08/31/2028	5,000		5,030	5,037	0.15
Roper Industrial Products Investment Company, LLC	(12)	First Lien Debt	S +	2.75%	7.08%	11/22/2029	3,970		3,988	3,977	0.12
TK Elevator US Newco, Inc.	(12) (14)	First Lien Debt	S +	3.50%	8.59%	04/30/2030	6,852		6,875	6,898	0.21
									105,659	105,687	3.23
Media
Aragorn Parent Corporation		First Lien Debt	S +	4.00%	8.34%	12/15/2028	5,814		5,803	5,848	0.18
MJH Healthcare Holdings, LLC		First Lien Debt	S +	3.25%	7.71%	01/28/2029	2,494		2,503	2,505	0.08
									8,306	8,353	0.26

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Multi-Utilities
AWP Group Holdings, Inc.	(6) (7) (8) (10)	First Lien Debt	S +	4.75%	9.11%	12/23/2030	48,606	$47,420	$48,606	1.49%
AWP Group Holdings, Inc.	(6) (10) (19)	First Lien Debt	S +	4.75%	9.11%	12/23/2030	5,616	5,508	5,616	0.17
AWP Group Holdings, Inc.	(6) (10) (19)	First Lien Debt	S +	4.75%	9.11%	12/23/2030	262	210	262	0.01
Vessco Midco Holdings, LLC	(6) (8) (11)	First Lien Debt	S +	4.75%	9.11%	07/24/2031	33,937	33,615	33,937	1.04
Vessco Midco Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.11%	07/24/2031	2,979	2,912	2,979	0.09
Vessco Midco Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.11%	07/24/2031	—	(35)	—	—
								89,630	91,400	2.79
Pharmaceuticals
Caerus US 1, Inc.	(6) (9) (11) (15)	First Lien Debt	S +	5.00%	9.33%	05/25/2029	40,811	40,159	39,566	1.21
Caerus US 1, Inc.	(6) (11) (15)	First Lien Debt	S +	5.00%	9.33%	05/25/2029	5,972	5,870	5,790	0.18
Caerus US 1, Inc.	(6) (11) (15) (19)	First Lien Debt	S +	5.00%	9.33%	05/25/2029	328	264	194	0.01
								46,293	45,550	1.39
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(6) (7) (10)	First Lien Debt	S +	6.25%	11.17%	03/10/2027	3,913	3,768	3,913	0.12
Abacus Data Holdings, Inc. (AbacusNext)	(6) (10) (19)	First Lien Debt	S +	6.25%	11.17%	03/10/2027	—	(22)	—	—
Accordion Partners, LLC	(6) (11)	First Lien Debt	S +	5.25%	9.58%	11/17/2031	53,217	52,692	52,692	1.61
Accordion Partners, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.58%	11/17/2031	—	(43)	(44)	—
Accordion Partners, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.58%	11/17/2031	—	(58)	(58)	—
Ascend Partner Services, LLC	(6) (11)	First Lien Debt	S +	4.50%	8.86%	08/11/2031	1,306	1,294	1,306	0.04
Ascend Partner Services, LLC	(6) (11) (19)	First Lien Debt	S +	4.50%	8.86%	08/11/2031	—	(11)	—	—
Ascend Partner Services, LLC	(6) (11) (19)	First Lien Debt	S +	4.50%	8.86%	08/11/2031	269	265	269	0.01
Bridgepointe Technologies, LLC	(6) (10)	First Lien Debt	S +	5.00%	9.33%	12/31/2027	18,669	18,290	18,527	0.57
Bridgepointe Technologies, LLC	(6) (10) (19)	First Lien Debt	S +	5.00%	9.33%	12/31/2027	24,133	23,614	23,919	0.73
Bullhorn, Inc.	(6) (10)	First Lien Debt	S +	5.00%	9.36%	10/01/2029	3,429	3,406	3,429	0.10
Bullhorn, Inc.	(6) (10)	First Lien Debt	S +	5.00%	9.36%	10/01/2029	3,944	3,924	3,944	0.12
Bullhorn, Inc.	(6) (10) (19)	First Lien Debt	S +	5.00%	9.36%	10/01/2029	—	(2)	—	—
Carr, Riggs and Ingram Capital, LLC	(6) (7) (12)	First Lien Debt	S +	4.75%	9.24%	11/18/2031	14,663	14,518	14,518	0.44
Carr, Riggs and Ingram Capital, LLC	(6) (12) (19)	First Lien Debt	S +	4.75%	9.24%	11/18/2031	—	(37)	(37)	—
Carr, Riggs and Ingram Capital, LLC	(6) (12) (19)	First Lien Debt	S +	4.75%	9.24%	11/18/2031	425	392	392	0.01
Citrin Cooperman Advisors, LLC	(6) (11)	First Lien Debt	S +	5.00%	9.30%	10/01/2027	8,604	8,543	8,604	0.26
Citrin Cooperman Advisors, LLC	(6) (11) (19)	First Lien Debt	S +	5.00%	9.30%	10/01/2027	14,518	14,476	14,518	0.44
ComPsych Investment Corp.	(6) (8) (11)	First Lien Debt	S +	4.75%	9.38%	07/22/2031	16,302	16,224	16,302	0.50
ComPsych Investment Corp.	(6) (11) (19)	First Lien Debt	S +	4.75%	9.38%	07/22/2031	—	(11)	—	—
CoreLogic, Inc.	(12)	First Lien Debt	S +	3.50%	7.97%	06/02/2028	4,987	4,975	4,918	0.15
Crisis Prevention Institute, Inc.	(6) (12)	First Lien Debt	S +	4.00%	8.39%	04/09/2031	18,000	17,916	18,000	0.55
Deerfield Dakota Holding, LLC	(10)	First Lien Debt	S +	3.75%	8.08%	04/09/2027	4,848	4,860	4,733	0.14

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
EAB Global, Inc.		First Lien Debt	S +	3.25%	7.61%	08/16/2028	3,960	$3,958	$3,969	0.12%
Employbridge Holding Company	(11)	First Lien Debt	S +	4.75%	9.62%	07/19/2028	2,425	2,425	1,574	0.05
GPS Merger Sub, LLC	(6) (8) (10)	First Lien Debt	S +	6.00%	10.36%	10/02/2029	15,949	15,720	15,920	0.49
GPS Merger Sub, LLC	(6) (10) (19)	First Lien Debt	S +	6.00%	10.36%	10/02/2029	—	(27)	—	—
GPS Merger Sub, LLC	(6) (10) (19)	First Lien Debt	S +	6.00%	10.36%	10/02/2029	—	(39)	—	—
IG Investment Holdings, LLC	(6) (8) (11)	First Lien Debt	S +	5.00%	9.57%	09/22/2028	33,262	32,942	32,942	1.01
IG Investment Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	5.00%	9.57%	09/22/2028	—	(36)	(36)	—
KENG Acquisition, Inc.	(6) (7) (8) (10)	First Lien Debt	S +	5.00%	9.36%	08/01/2029	11,035	10,813	10,981	0.34
KENG Acquisition, Inc.	(6) (10) (19)	First Lien Debt	S +	5.00%	9.36%	08/01/2029	3,758	3,623	3,708	0.11
KENG Acquisition, Inc.	(6) (10) (19)	First Lien Debt	S +	5.00%	9.36%	08/01/2029	—	(57)	(15)	—
KWOR Acquisition, Inc.	(6) (7) (8) (17)	First Lien Debt	P +	4.25%	11.75%	12/22/2028	23,644	23,319	17,362	0.53
KWOR Acquisition, Inc.	(6) (17)	First Lien Debt	P +	4.25%	11.75%	12/22/2028	4,624	4,554	3,396	0.10
KWOR Acquisition, Inc.	(6) (17)	First Lien Debt	P +	4.25%	11.75%	12/22/2027	1,098	1,087	806	0.02
Mermaid Bidco, Inc.	(14)	First Lien Debt	S +	3.25%	7.80%	07/03/2031	4,000	4,015	4,018	0.12
Project Boost Purchaser, LLC	(6) (8) (11)	First Lien Debt	S +	5.25%	9.76%	05/02/2029	12,023	11,940	12,023	0.37
Project Boost Purchaser, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.76%	05/02/2028	377	372	377	0.01
Tidal Waste & Recycling Holdings, LLC	(14)	First Lien Debt	S +	3.50%	7.83%	10/24/2031	2,000	2,007	2,011	0.06
UHY Advisors, Inc.	(6) (9) (11)	First Lien Debt	S +	4.75%	9.26%	11/21/2031	7,727	7,651	7,651	0.23
UHY Advisors, Inc.	(6) (11) (19)	First Lien Debt	S +	4.75%	9.26%	11/21/2031	—	(38)	(38)	—
UHY Advisors, Inc.	(6) (11) (19)	First Lien Debt	S +	4.75%	9.26%	11/21/2031	—	(20)	(20)	—
Verdantas, LLC	(6) (11)	First Lien Debt	S +	5.00%	9.45%	05/06/2031	33,091	32,628	32,757	1.00
Verdantas, LLC	(6) (11) (19)	First Lien Debt	S +	5.00%	9.45%	05/06/2031	1,398	1,350	1,359	0.04
Verdantas, LLC	(6) (11) (19)	First Lien Debt	S +	5.00%	9.45%	05/06/2030	—	(47)	(36)	—
								347,113	340,554	10.41
Real Estate Management & Development
Associations, Inc.	(6) (10)	First Lien Debt	S +	6.50%	11.32%	07/03/2028	10,893	10,884	10,893	0.33
Associations, Inc.	(6) (10) (19)	First Lien Debt	S +	6.50%	11.32%	07/03/2028	141	141	141	—
Associations, Inc.	(6) (10) (19)	First Lien Debt	S +	6.50%	11.32%	07/03/2028	339	338	339	0.01
MRI Software, LLC	(6) (10)	First Lien Debt	S +	4.75%	9.08%	02/10/2027	68,783	68,620	68,735	2.10
MRI Software, LLC	(6) (10) (19)	First Lien Debt	S +	4.75%	9.08%	02/10/2027	716	673	713	0.02
MRI Software, LLC	(6) (10) (19)	First Lien Debt	S +	4.75%	9.08%	02/10/2027	304	279	301	0.01
Pritchard Industries, LLC	(6) (7) (11)	First Lien Debt	S +	5.75%	10.29%	10/13/2027	10,721	10,579	10,593	0.32
Pritchard Industries, LLC	(6) (11)	First Lien Debt	S +	5.75%	10.29%	10/13/2027	2,563	2,529	2,533	0.08
Zarya Intermediate, LLC	(6) (10) (15)	First Lien Debt	S +	6.50%	11.01%	07/01/2027	38,869	38,832	38,830	1.19
Zarya Intermediate, LLC	(6) (10) (15) (19)	First Lien Debt	S +	6.50%	11.01%	07/01/2027	—	—	(4)	—
								132,875	133,074	4.07

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Software
Alert Media, Inc.	(6) (10)	First Lien Debt	S +	6.75% (incl 5.75% PIK)	11.08%	04/12/2027	22,079	$21,731	$21,756	0.67%
Alert Media, Inc.	(6) (10)	First Lien Debt	S +	6.75% (incl 5.75% PIK)	11.08%	04/12/2027	10,000	9,817	9,833	0.30
Alert Media, Inc.	(6) (10) (19)	First Lien Debt	S +	6.75% (incl 5.75% PIK)	11.08%	04/12/2027	—	(45)	(44)	—
Anaplan, Inc.	(6) (7) (9) (11)	First Lien Debt	S +	5.25%	9.58%	06/21/2029	80,774	79,876	80,475	2.46
Appfire Technologies, LLC	(6) (7) (10)	First Lien Debt	S +	5.00%	9.33%	03/09/2028	12,956	12,914	12,956	0.40
Appfire Technologies, LLC	(6) (10) (19)	First Lien Debt	S +	5.00%	9.33%	03/09/2028	—	(27)	—	—
Appfire Technologies, LLC	(6) (10) (19)	First Lien Debt	S +	5.00%	9.33%	03/09/2028	45	39	45	—
Apryse Software Corp.	(6) (7) (10) (15)	First Lien Debt	S +	5.00%	9.59%	07/15/2027	13,897	13,897	13,880	0.42
Applied Systems, Inc.		First Lien Debt	S +	3.00%	7.33%	02/24/2031	3,980	3,998	4,016	0.12
Artifact Bidco, Inc.	(6) (12)	First Lien Debt	S +	4.50%	8.83%	07/01/2031	21,837	21,629	21,837	0.67
Artifact Bidco, Inc.	(6) (12) (19)	First Lien Debt	S +	4.50%	8.83%	07/01/2031	—	(25)	—	—
Artifact Bidco, Inc.	(6) (12) (19)	First Lien Debt	S +	4.50%	8.83%	07/01/2030	—	(35)	—	—
Astra Acquisition Corp.	(12)	First Lien Debt	S +	5.25%	10.20%	02/25/2028	846	759	550	0.02
Astra Acquisition Corp.	(12)	First Lien Debt	S +	5.25%	10.20%	10/25/2028	1,186	656	59	—
AuditBoard, Inc.	(6) (8) (10)	First Lien Debt	S +	4.75%	9.08%	07/14/2031	34,200	33,875	34,200	1.05
AuditBoard, Inc.	(6) (10) (19)	First Lien Debt	S +	4.75%	9.08%	07/14/2031	—	(76)	—	—
AuditBoard, Inc.	(6) (10) (19)	First Lien Debt	S +	4.75%	9.08%	07/14/2031	—	(61)	—	—
Bottomline Technologies, Inc.	(6) (11)	First Lien Debt	S +	5.75%	10.32%	05/14/2029	23,763	23,424	23,763	0.73
Bottomline Technologies, Inc.	(6) (11) (19)	First Lien Debt	S +	5.75%	10.32%	05/15/2028	—	(19)	—	—
Central Parent, Inc.	(14)	First Lien Debt	S +	3.25%	7.58%	07/06/2029	3,990	3,995	3,931	0.12
CLEO Communications Holding, LLC	(6) (7) (10)	First Lien Debt	S +	5.50%	9.96%	06/09/2027	17,013	16,898	17,013	0.52
CLEO Communications Holding, LLC	(6) (10) (19)	First Lien Debt	S +	5.50%	9.96%	06/09/2027	—	(36)	—	—
Cloud Software Group, Inc.	(12)	First Lien Debt	S +	3.50%	7.83%	03/30/2029	4,442	4,424	4,452	0.14
Cloudera, Inc.	(12)	First Lien Debt	S +	3.75%	8.21%	10/08/2028	5,431	5,400	5,409	0.17
Clover Holdings 2, LLC	(14)	First Lien Debt	S +	4.00%	8.43%	12/09/2031	5,000	4,994	5,050	0.15
Clover Holdings SPV III, LLC		First Lien Debt			15.00%	12/18/2027	281	276	282	0.01
Coupa Holdings, LLC	(6) (9) (11)	First Lien Debt	S +	5.50%	10.09%	02/27/2030	20,922	20,504	20,828	0.64
Coupa Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	5.50%	10.09%	02/27/2030	—	(7)	(4)	—
Coupa Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	5.50%	10.09%	02/27/2029	—	(10)	(3)	—
Cyara AcquisitionCo, LLC	(6) (10)	First Lien Debt	S +	6.25% (incl. 2.25% PIK)	10.85%	06/28/2029	62,363	61,099	62,363	1.91
Cyara AcquisitionCo, LLC	(6) (10) (19)	First Lien Debt	S +	6.25% (incl. 2.25% PIK)	10.85%	06/28/2029	—	(78)	—	—
Diligent Corporation	(6) (11)	First Lien Debt	S +	5.00%	10.09%	08/02/2030	73,157	72,652	73,157	2.24
Diligent Corporation	(6) (11) (19)	First Lien Debt	S +	5.00%	10.09%	08/02/2030	—	(72)	—	—

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Diligent Corporation	(6) (11) (19)	First Lien Debt	S +	5.00%	10.09%	08/02/2030	—	$(48)	$—	—%
E-Discovery AcquireCo, LLC	(6) (10)	First Lien Debt	S +	6.25%	10.70%	08/29/2029	36,747	36,045	36,600	1.12
E-Discovery AcquireCo, LLC	(6) (10) (19)	First Lien Debt	S +	6.25%	10.70%	08/29/2029	—	(70)	(17)	—
ECI Macola Max Holding, LLC	(11)	First Lien Debt	S +	3.25%	7.58%	05/09/2030	4,850	4,855	4,891	0.15
Epicor Software Corporation	(11)	First Lien Debt	S +	2.75%	7.11%	05/30/2031	5,169	5,184	5,203	0.16
Everbridge Holdings, LLC	(6) (8) (11)	First Lien Debt	S +	5.00%	9.59%	07/02/2031	64,438	64,133	64,438	1.97
Everbridge Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	5.00%	9.59%	07/02/2031	7,157	7,098	7,157	0.22
Everbridge Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	5.00%	9.59%	07/02/2031	—	(34)	—	—
Formstack Acquisition Co	(6) (10)	First Lien Debt	S +	5.25%	9.58%	03/28/2030	58,218	57,441	57,852	1.77
Formstack Acquisition Co	(6) (10) (19)	First Lien Debt	S +	5.25%	9.58%	03/28/2030	5,817	5,623	5,671	0.17
Formstack Acquisition Co	(6) (10) (19)	First Lien Debt	S +	5.25%	9.58%	03/28/2030	1,169	1,018	1,095	0.03
Fullsteam Operations, LLC	(6) (7) (10)	First Lien Debt	S +	8.25%	12.91%	11/27/2029	19,976	19,462	19,976	0.61
Fullsteam Operations, LLC	(6) (10) (19)	First Lien Debt	S +	8.25%	12.91%	11/27/2029	12,137	11,645	12,137	0.37
Fullsteam Operations, LLC	(6) (10) (19)	First Lien Debt	S +	8.25%	12.91%	11/27/2029	—	(27)	—	—
GoTo Group, Inc.		First Lien Debt	S +	4.75%	9.30%	04/28/2028	4,797	4,118	3,357	0.10
Granicus, Inc.	(6) (7) (9) (11)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.34%	01/17/2031	62,718	62,185	62,718	1.92
Granicus, Inc.	(6) (11) (19)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.34%	01/17/2031	12,873	12,788	12,871	0.39
Granicus, Inc.	(6) (11) (19)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.34%	01/17/2031	—	(74)	—	—
GS AcquisitionCo, Inc.	(6) (7) (10)	First Lien Debt	S +	5.25%	9.58%	05/25/2028	62,556	62,364	62,556	1.91
GS AcquisitionCo, Inc.	(6) (11) (19)	First Lien Debt	S +	5.25%	9.58%	05/25/2028	863	854	863	0.03
GS AcquisitionCo, Inc.	(6) (10) (19)	First Lien Debt	S +	5.25%	9.58%	05/25/2028	—	(20)	—	—
Hootsuite, Inc.	(6) (15)	First Lien Debt	S +	5.50%	9.83%	05/22/2030	18,806	18,545	18,640	0.57
Hootsuite, Inc.	(6) (15) (19)	First Lien Debt	S +	5.50%	9.83%	05/22/2030	—	(28)	(18)	—
Icefall Parent, Inc.	(6) (7) (10)	First Lien Debt	S +	6.50%	10.86%	01/25/2030	25,949	25,490	25,541	0.78
Icefall Parent, Inc.	(6) (10) (19)	First Lien Debt	S +	6.50%	10.86%	01/25/2030	—	(42)	(39)	—
Ivanti Software, Inc.	(12)	First Lien Debt	S +	4.25%	9.12%	12/01/2027	2,431	2,433	1,665	0.05
Kaseya, Inc.	(6) (9) (11)	First Lien Debt	S +	5.50%	10.09%	06/25/2029	52,656	52,105	52,656	1.61
Kaseya, Inc.	(6) (11)	First Lien Debt	S +	5.50%	10.09%	06/25/2029	808	788	807	0.02
Kaseya, Inc.	(6) (11) (19)	First Lien Debt	S +	5.50%	10.09%	06/25/2029	795	765	795	0.02
LegitScript, LLC	(6) (7) (8) (11)	First Lien Debt	S +	5.75%	10.11%	06/24/2029	36,984	36,516	36,984	1.13
LegitScript, LLC	(6) (11)	First Lien Debt	S +	5.75%	10.11%	06/24/2029	978	966	978	0.03
LegitScript, LLC	(6) (11) (19)	First Lien Debt	S +	5.75%	10.11%	06/24/2028	1,875	1,815	1,875	0.06
LogRhythm, Inc.	(6) (10)	First Lien Debt	S +	7.50%	11.86%	07/02/2029	6,818	6,629	6,694	0.20
LogRhythm, Inc.	(6) (10) (19)	First Lien Debt	S +	7.50%	11.86%	07/02/2029	—	(18)	(12)	—
Magenta Buyer, LLC	(11)	First Lien Debt	S +	5.00%	9.85%	07/27/2028	4,875	4,863	1,462	0.04

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
McAfee, LLC		First Lien Debt	S +	3.00%	7.37%	03/01/2029	4,975	$4,975	$4,974	0.15%
Mediaocean, LLC	(12) (14)	First Lien Debt	S +	3.50%	7.96%	12/15/2028	3,940	3,947	3,950	0.12
Montana Buyer, Inc.	(6) (7) (8) (11)	First Lien Debt	S +	5.00%	9.36%	07/22/2029	32,204	31,818	32,204	0.98
Montana Buyer, Inc.	(6) (19)	First Lien Debt	P +	4.00%	11.50%	07/22/2028	636	600	636	0.02
Nasuni Corporation	(6) (7) (11)	First Lien Debt	S +	5.75%	10.18%	09/10/2030	21,552	21,241	21,552	0.66
Nasuni Corporation	(6) (11) (19)	First Lien Debt	S +	5.75%	10.18%	09/10/2030	—	(64)	—	—
Netwrix Corporation And Concept Searching, Inc.	(6) (7) (8) (11)	First Lien Debt	S +	4.75%	9.26%	06/11/2029	25,305	25,139	25,143	0.77
Netwrix Corporation And Concept Searching, Inc.	(6) (11) (19)	First Lien Debt	S +	4.75%	9.26%	06/11/2029	—	(10)	(10)	—
Oak Purchaser, Inc.	(6) (7) (11)	First Lien Debt	S +	5.50%	9.83%	04/28/2028	11,724	11,622	11,623	0.36
Oak Purchaser, Inc.	(6) (11) (19)	First Lien Debt	S +	5.50%	9.83%	04/28/2028	6,791	6,711	6,699	0.20
Oak Purchaser, Inc.	(6) (11) (19)	First Lien Debt	S +	5.50%	9.83%	04/28/2028	—	(8)	(11)	—
Optimizely North America, Inc.	(6) (11) (15)	First Lien Debt	S +	5.00%	9.36%	10/30/2031	18,101	17,923	17,923	0.55
Optimizely North America, Inc.	(6) (11) (15)	First Lien Debt	E +	5.25%	8.11%	10/30/2031	€6,663	7,167	6,832	0.21
Optimizely North America, Inc.	(6) (11) (15)	First Lien Debt	SA +	5.50%	10.20%	10/30/2031	£2,221	2,861	2,754	0.08
Optimizely North America, Inc.	(6) (11) (15) (19)	First Lien Debt	S +	5.00%	9.36%	10/30/2031	—	(26)	(26)	—
PDFTron Systems, Inc.	(6) (10) (15) (19)	First Lien Debt	S +	5.00%	9.52%	07/15/2026	1,100	1,100	1,096	0.03
Polaris Newco, LLC	(12)	First Lien Debt	S +	4.00%	8.85%	06/02/2028	4,850	4,861	4,855	0.15
Pound Bidco, Inc.	(6) (7) (10) (15)	First Lien Debt	S +	6.00%	10.86%	02/01/2027	3,743	3,742	3,733	0.11
Pound Bidco, Inc.	(6) (10) (15) (19)	First Lien Debt	S +	6.00%	10.86%	02/01/2027	89	89	88	—
Pound Bidco, Inc.	(6) (10) (15) (19)	First Lien Debt	S +	6.00%	10.86%	02/01/2027	—	—	(1)	—
Project Leopard Holdings, Inc.	(7) (8) (12) (15)	First Lien Debt	S +	5.25%	9.94%	07/20/2029	22,854	21,662	20,397	0.62
Proofpoint, Inc.	(12)	First Lien Debt	S +	3.00%	7.36%	08/31/2028	7,041	7,035	7,070	0.22
Quartz Acquireco, LLC		First Lien Debt	S +	2.75%	7.08%	06/28/2030	4,950	4,961	4,981	0.15
Quest Software US Holdings, Inc.		First Lien Debt	P +	3.25%	10.75%	02/01/2029	3,910	3,892	2,476	0.08
Red Planet Borrower, LLC	(12)	First Lien Debt	S +	3.50%	7.96%	10/02/2028	4,850	4,859	4,762	0.15
Reorganized Mobileum Acquisition Co, LLC	(6) (10)	First Lien Debt	S +	6.00% (incl. 5.00% PIK)	10.45%	09/11/2029	4,796	4,796	4,796	0.15
Revalize, Inc.	(6) (10)	First Lien Debt	S +	5.75%	10.49%	04/15/2027	14,327	13,816	13,354	0.41
Revalize, Inc.	(6) (10) (19)	First Lien Debt	S +	5.75%	10.49%	04/15/2027	566	559	513	0.02
Riskonnect Parent, LLC	(6) (7) (9) (11)	First Lien Debt	S +	5.25%	9.55%	12/07/2028	30,600	30,116	30,367	0.93
Riskonnect Parent, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.55%	12/07/2028	23,549	23,108	23,329	0.71
Riskonnect Parent, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.55%	12/07/2028	—	(70)	(34)	—
Runway Bidco, LLC	(6) (7) (12)	First Lien Debt	S +	5.00%	9.33%	12/17/2031	18,054	17,875	17,875	0.55
Runway Bidco, LLC	(6) (12) (19)	First Lien Debt	S +	5.00%	9.33%	12/17/2031	—	(22)	(22)	—
Runway Bidco, LLC	(6) (12) (19)	First Lien Debt	S +	5.00%	9.33%	12/17/2031	—	(22)	(22)	—

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Securonix, Inc.	(6) (7) (8) (11)	First Lien Debt	S +	7.00% (incl. 3.75% PIK)	12.34%	04/05/2028	30,014	$29,269	$27,358	0.84%
Securonix, Inc.	(6) (11) (19)	First Lien Debt	S +	7.00% (incl. 3.75% PIK)	12.34%	04/05/2028	122	(5)	(356)	(0.01)
Sophia, L.P.	(12)	First Lien Debt	S +	3.00%	7.36%	10/09/2029	4,339	4,337	4,364	0.13
Trunk Acquisition, Inc.	(6) (7) (8) (10)	First Lien Debt	S +	6.00%	10.48%	02/19/2030	11,086	11,026	11,028	0.34
Trunk Acquisition, Inc.	(6) (7) (10)	First Lien Debt	S +	6.00%	10.48%	02/19/2030	2,156	2,134	2,134	0.07
Trunk Acquisition, Inc.	(6) (10) (19)	First Lien Debt	S +	6.00%	10.48%	02/19/2030	—	(11)	(11)	—
Trunk Acquisition, Inc.	(6) (10) (19)	First Lien Debt	S +	6.00%	10.48%	02/19/2026	—	(4)	(6)	—
UKG, Inc.		First Lien Debt	S +	3.00%	7.33%	02/10/2031	4,975	4,986	5,007	0.15
Veritas US, Inc.		First Lien Debt	P +	11.50%	19.25%	12/09/2029	842	840	837	0.03
Vision Solutions, Inc.	(12)	First Lien Debt	S +	4.00%	8.85%	04/24/2028	4,850	4,849	4,767	0.15
								1,251,407	1,250,178	38.22
Specialty Retail
Les Schwab Tire Centers	(12)	First Lien Debt	S +	3.00%	7.36%	04/23/2031	6,847	6,853	6,875	0.21
Textiles, Apparel & Luxury Goods
Varsity Brands, Inc.	(14)	First Lien Debt	S +	3.75%	8.27%	08/26/2031	3,000	3,011	3,001	0.09
Trading Companies & Distributors
Spin Holdco, Inc.	(11)	First Lien Debt	S +	4.00%	8.71%	03/04/2028	4,849	4,856	4,072	0.12
White Cap Buyer, LLC		First Lien Debt	S +	3.25%	7.61%	10/19/2029	2,444	2,446	2,446	0.07
								7,302	6,518	0.20
Transportation Infrastructure
Brown Group Holding, LLC	(12)	First Lien Debt	S +	2.50%	7.00%	07/01/2031	4,975	4,981	4,986	0.15
KKR Apple Bidco, LLC	(12)	First Lien Debt	S +	2.75%	7.22%	09/22/2028	4,850	4,846	4,872	0.15
								9,827	9,858	0.30
Wireless Telecommunication Services
CCI Buyer, Inc.	(11)	First Lien Debt	S +	4.00%	8.33%	12/17/2027	4,889	4,852	4,887	0.15
Mobile Communications America, Inc.	(6) (7) (8) (10)	First Lien Debt	S +	5.25%	9.78%	10/16/2029	13,514	13,346	13,514	0.41
Mobile Communications America, Inc.	(6) (10) (19)	First Lien Debt	S +	5.25%	9.78%	10/16/2029	840	808	840	0.03
Mobile Communications America, Inc.	(6) (10) (19)	First Lien Debt	S +	5.25%	9.78%	10/16/2029	550	525	550	0.02
								19,531	19,791	0.61
Total Debt Investments								$6,045,815	$6,020,987	184.06%

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Equity Investments
Aerospace & Defense
PCX Holding Corp.	(6) (16) (18)	Common Equity		07/15/2024	1,154	92	79	—

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Automobile Components
Shelby Co-invest, LP (Spectrum Automotive)	(6) (16) (18)	Common Equity		07/15/2024	1,500	$228	$258	0.01%
Wheel Pros, LLC	(16) (18)	Common Equity		12/02/2024	10,032	1,655	1,655	0.05
						1,883	1,913	0.06
Commercial Services & Supplies
Encore Holdings, LLC	(6) (16) (18)	Common Equity		07/15/2024	602	194	221	0.01
Procure Acquiom Financial, LLC (Procure Analytics)	(6) (16) (18)	Common Equity		07/15/2024	500,000	625	735	0.02
Surewerx Topco, LP	(6) (15) (16) (18)	Common Equity		12/28/2022	384	413	512	0.02
						1,232	1,468	0.04
Containers & Packaging
BP Purchaser, LLC	(6) (16) (18)	Common Equity		07/15/2024	1,383,156	878	659	0.02
BP Purchaser, LLC Rights	(6) (16) (18)	Common Equity		07/15/2024	1,666,989	76	83	—
FORTIS Solutions Group, LLC	(6) (16)	Preferred Equity	12.25%	06/24/2022	4,000,000	5,064	3,920	0.12
						6,018	4,662	0.14
Distributors
48Forty Solutions, LLC	(6) (7) (9) (16) (18)	Common Equity		11/01/2024	7,205	—	—	—
Diversified Consumer Services
Eclipse Topco, Inc.	(6) (16)	Preferred Equity	12.50% PIK	09/05/2024	310	3,048	3,036	0.09
LUV Car Wash	(6) (16) (18)	Common Equity		12/06/2022	1,383	1,331	933	0.03
						4,379	3,969	0.12
Electrical Equipment
Sparkstone Electrical Group	(6) (16) (18)	Common Equity		10/15/2024	1,500	150	150	—
Health Care Providers & Services
SDB Holdco, LLC	(6) (16) (18)	Common Equity		03/29/2024	14,561,479	—	—	—
Suveto Buyer, LLC	(6) (15) (16) (18)	Common Equity		07/15/2024	3,398	306	330	0.01
Vardiman Black Holdings, LLC	(6) (16)	Preferred Equity	6.00% PIK	03/29/2024	7,065,190	4,798	2,462	0.08
						5,104	2,792	0.09
Insurance Services
Amerilife Holdings, LLC	(6) (16) (18)	Common Equity		09/01/2022	9,880	273	590	0.02
Frisbee Holdings, LP (Fetch)	(6) (16) (18)	Common Equity		10/31/2022	33,276	424	535	0.02
Integrity Marketing Acquisition, LLC	(6) (16)	Preferred Equity	10.50%	07/15/2024	750,000	1,013	998	0.03
						1,710	2,123	0.06
IT Services
CSC Thrive Holdings, LP (Thrive Networks)	(6) (16) (18)	Common Equity		07/15/2024	54,103	282	361	0.01
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(6) (16) (18)	Common Equity		07/15/2024	21,459	332	286	0.01
Verdantas, LLC	(6) (16) (18)	Common Equity		05/03/2024	8,848	9	11	—

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Verdantas, LLC	(6) (16)	Preferred Equity		10.00%	05/03/2024	875,952	$936	$1,060	0.03%
							1,277	1,357	0.04
Real Estate Management & Development
Pritchard Industries, LLC	(6) (16) (18)	Common Equity			10/13/2021	332,248	352	312	0.01
Software
Cohesity Global, Inc.	(16)	Preferred Equity			12/09/2024	18,617	382	382	0.01
Fullsteam Operations, LLC	(6) (16) (18)	Common Equity			11/27/2023	45,080	1,520	3,630	0.11
Knockout Intermediate Holdings I, Inc.	(6) (16)	Preferred Equity		11.75%	06/25/2022	9,990	13,135	13,549	0.41
Reorganized Mobileum Grandparent, LLC	(6) (16) (18)	Common Equity			09/12/2024	234,896	—	—	—
Revalize, Inc.	(6) (16)	Preferred Equity	S +	10.00%	12/14/2021	2,951	4,076	4,281	0.13
Reveal Data Solutions	(6) (16) (18)	Common Equity			08/29/2023	861,539	1,122	1,413	0.04
RSK Holdings, Inc. (Riskonnect)	(6) (16)	Preferred Equity	S +	10.50%	07/07/2022	10,679,200	15,031	15,591	0.48
							35,266	38,846	1.19
Total Equity Investments							$57,745	$58,032	1.77%
Total Portfolio Investments							$6,103,560	$6,079,019	185.84%

Investments non - controlled/non - affiliated
Cash and Cash Equivalents
J.P. Morgan US Government Money Market Fund	$58,216	$58,216	1.78%
Cash	159,788	159,788	4.88
Total Cash and Cash Equivalents	$218,004	$218,004	6.66%
Total Portfolio Investments, Cash and Cash Equivalents	$6,321,564	$6,297,023	192.50%

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share amounts)

					Interest Rate Swaps(a)(b)
Counterparty	Hedged Instrument	Company Receives	Company Pays		Maturity Date	Notional Amount	Fair Value	Upfront Payments / Receipts	Change in Unrealized Appreciation(Depreciation)
SMBC Capital Markets, Inc.	Series A 2026 Notes	8.10%	S +	4.34%	03/16/2026	$204,000	$(1,086)	$—	$(1,086)
SMBC Capital Markets, Inc.	Series A 2028 Notes	8.13%	S +	4.56%	03/16/2028	146,000	(2,520)	—	(2,520)
SMBC Capital Markets, Inc.	Series B 2026 Notes	8.84%	S +	5.13%	08/10/2026	107,000	(827)	—	(827)
SMBC Capital Markets, Inc.	Series B 2028 Notes	8.88%	S +	5.30%	08/10/2028	128,000	(2,508)	—	(2,508)
SMBC Capital Markets, Inc.	Series C 2027 Notes	8.92%	S +	4.49%	03/01/2027	136,500	742	—	(1,724)
SMBC Capital Markets, Inc.	Series C 2029 Notes	9.07%	S +	4.77%	03/01/2029	163,500	939	—	(4,145)
MUFG Bank, Ltd.	Series D 2027 Notes	6.84%	S +	3.10%	08/05/2027	100,000	(860)	—	(860)
MUFG Bank, Ltd.	Series D 2029 Notes	6.91%	S +	3.385%	08/05/2029	200,000	(3,864)	—	(3,864)
						$1,185,000	$(9,984)	$—	$(17,534)

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

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share amounts)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments (including preferred equity investments) are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2024, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2024, the Company is not an “affiliated person” of any of its portfolio companies.

(2)	Unless otherwise indicated, the Company's investments are pledged as collateral supporting the amounts outstanding under the ING Facility (as defined below). See Note 6 "Debt".
(3)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either CORRA ("C") or EURIBOR ("E"), or SOFR ("S") or SONIA ("SA") or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2024. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2024. As of December 31, 2024, the reference rates for our variable rate loans were the C at 3.32%, 1-month E at 2.85%, 1-month S at 4.33%, 3-month S at 4.31%, 6-month S at 4.25%,SA at 4.70% and the P at 7.50%.

(4)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$" or "USD") unless otherwise noted, Euro ("€"), Great British Pound ("GBP"), or Canadian dollar ("CAD").

(5)	The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(6)	These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Company’s Valuation Designee (the “Valuation Designee”), under the supervision of the Company’s Board of Directors (the “Board of Directors” or “Board”) (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(7)	Assets or a portion thereof are pledged as collateral for the JPM (as defined below). See Note 6 “Debt”.
(8)	Assets or a portion thereof are pledged as collateral for the Wells Fargo Funding Facility (as defined below). See Note 6 “Debt”.
(9)	Assets or a portion thereof are pledged as collateral for the CBNA Facility (as defined below). See Note 6 “Debt”.
(10)	Loan includes interest rate floor of 1.00%.
(11)	Loan includes interest rate floor of 0.75%
(12)	Loan includes interest rate floor of 0.50%
(13)	The investment includes an exit fee that is receivable upon certain conditions being met. See Note 2 "Significant Accounting Policies".
(14)	Position or portion thereof unsettled as of December 31, 2024.
(15)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2024, non-qualifying assets represented 6.40% of total assets as calculated in accordance with regulatory requirements.

(16)
Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities”. As of December 31, 2024, the aggregate fair value of these securities is $58,032 or 1.77% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(17)	Investment was on non-accrual status as of December 31, 2024.
(18)	Non-income producing security.
(19)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date started. See below for more information on the Company’s unfunded commitments as of December 31, 2024

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
48Forty Solutions, LLC	Revolver	11/30/2029	$4,057	$(1,436)
ARI Network Services, Inc.	Revolver	08/28/2026	1,032	(4)
AWP Group Holdings, Inc.	Delayed Draw Term Loan	08/23/2026	2,158	—
AWP Group Holdings, Inc.	Revolver	12/23/2030	4,975	—
Abacus Data Holdings, Inc. (AbacusNext)	Revolver	03/10/2027	600	—
Accordion Partners, LLC	Delayed Draw Term Loan	11/15/2026	8,869	(44)
Accordion Partners, LLC	Revolver	11/17/2031	5,913	(58)
Advarra Holdings, Inc.	Delayed Draw Term Loan	09/14/2026	1,191	—
Alert Media, Inc.	Revolver	04/12/2027	3,870	(44)
Amerilife Holdings, LLC	Delayed Draw Term Loan	06/17/2026	1,879	—
Answer Acquisition, LLC	Revolver	12/30/2026	3,500	(24)
Any Hour, LLC	Delayed Draw Term Loan	05/23/2026	3,127	(33)
Any Hour, LLC	Revolver	05/23/2030	900	(10)
Apex Service Partners, LLC	Revolver	10/24/2029	1,819	—
Apollo Acquisition, Inc.	Delayed Draw Term Loan	12/30/2026	5,859	(29)
Apollo Acquisition, Inc.	Revolver	12/30/2030	2,344	(23)
Appfire Technologies, LLC	Delayed Draw Term Loan	03/31/2025	2,125	—
Appfire Technologies, LLC	Delayed Draw Term Loan	06/28/2026	1,465	—
Appfire Technologies, LLC	Revolver	03/09/2028	579	—
Applitools, Inc.	Revolver	05/25/2028	1,600	(14)
Aptean, Inc.	Delayed Draw Term Loan	01/30/2026	3,222	(5)
Aptean, Inc.	Revolver	01/30/2031	5,903	(8)
Arcoro Holdings Corp.	Revolver	03/28/2030	8,609	(63)
Artifact Bidco, Inc.	Delayed Draw Term Loan	05/22/2027	5,345	—
Artifact Bidco, Inc.	Revolver	07/26/2030	3,818	—
Ascend Partner Services, LLC	Delayed Draw Term Loan	08/09/2026	2,245	—
Ascend Partner Services, LLC	Revolver	08/11/2031	180	—
Assembly Intermediate, LLC	Revolver	10/19/2027	889	—
Associations, Inc.	Delayed Draw Term Loan	07/03/2028	705	—
Associations, Inc.	Revolver	07/03/2028	339	—
Atlas Us Finco, Inc.	Revolver	12/09/2028	1,360	—
AuditBoard, Inc.	Delayed Draw Term Loan	07/12/2026	16,286	—
AuditBoard, Inc.	Revolver	07/14/2031	6,514	—
Avalara, Inc.	Revolver	10/19/2028	2,242	—
Bottomline Technologies, Inc.	Revolver	05/15/2028	1,733	—
Bradyplus Holdings, LLC	Delayed Draw Term Loan	10/31/2025	1,026	—
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	06/03/2026	2,293	(26)

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Bullhorn, Inc.	Delayed Draw Term Loan	05/11/2026	$770	$—
Bullhorn, Inc.	Revolver	10/01/2029	399	—
CLEO Communications Holding, LLC	Revolver	06/09/2027	5,358	—
COP Collisionright Parent, LLC	Delayed Draw Term Loan	01/29/2026	8,971	(106)
COP Collisionright Parent, LLC	Revolver	01/29/2030	4,309	(51)
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	08/27/2026	2,206	—
CRCI Longhorn Holdings, Inc.	Revolver	08/27/2031	809	—
Caerus US 1, Inc.	Revolver	05/25/2029	4,044	(123)
Carr, Riggs and Ingram Capital, LLC	Delayed Draw Term Loan	11/18/2026	7,438	(37)
Carr, Riggs and Ingram Capital, LLC	Revolver	11/18/2031	2,975	(29)
Catalis Intermediate, Inc.	Revolver	08/04/2027	1,727	(26)
Cerity Partners, LLC	Delayed Draw Term Loan	06/07/2026	3,423	—
Cerity Partners, LLC	Revolver	07/30/2029	707	—
Chase Intermediate, LLC	Delayed Draw Term Loan	08/31/2025	11,574	(17)
Chase Intermediate, LLC	Revolver	10/30/2028	978	—
Citrin Cooperman Advisors, LLC	Delayed Draw Term Loan	12/13/2025	248	—
ComPsych Investment Corp.	Delayed Draw Term Loan	07/23/2027	4,667	—
Consor Intermediate II, LLC	Delayed Draw Term Loan	05/10/2026	5,298	(30)
Consor Intermediate II, LLC	Revolver	05/12/2031	1,413	(8)
Coupa Holdings, LLC	Delayed Draw Term Loan	08/27/2025	851	(4)
Coupa Holdings, LLC	Revolver	02/27/2029	651	(3)
Cyara AcquisitionCo, LLC	Revolver	06/28/2029	3,832	—
Diligent Corporation	Delayed Draw Term Loan	04/30/2026	10,706	—
Diligent Corporation	Revolver	08/02/2030	7,137	—
Drivecentric Holdings, LLC	Revolver	08/15/2031	4,059	(3)
Dwyer Instruments, Inc.	Delayed Draw Term Loan	11/20/2026	2,020	(10)
Dwyer Instruments, Inc.	Revolver	07/20/2029	5,478	—
E-Discovery AcquireCo, LLC	Revolver	08/29/2029	4,354	(17)
EVDR Purchaser, Inc.	Delayed Draw Term Loan	08/14/2025	11,946	—
EVDR Purchaser, Inc.	Revolver	02/14/2031	5,973	—
Eclipse Buyer, Inc.	Delayed Draw Term Loan	09/06/2026	1,417	—
Eclipse Buyer, Inc.	Revolver	09/06/2031	719	—
Encore Holdings, LLC	Delayed Draw Term Loan	10/31/2026	303	(2)
Encore Holdings, LLC	Delayed Draw Term Loan	12/20/2026	4,872	(12)
Encore Holdings, LLC	Revolver	11/23/2027	2,695	(10)
Energy Labs Holdings Corp.	Delayed Draw Term Loan	05/24/2026	1,981	(18)
Energy Labs Holdings Corp.	Revolver	04/07/2028	1,918	(23)
Essential Services Holding Corporation	Delayed Draw Term Loan	06/17/2026	5,154	—
Essential Services Holding Corporation	Revolver	06/17/2030	3,222	—

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Everbridge Holdings, LLC	Delayed Draw Term Loan	07/02/2026	$11,101	$—
Everbridge Holdings, LLC	Revolver	07/02/2031	7,303	—
Excelitas Technologies Corp.	Delayed Draw Term Loan	05/01/2025	1,032	(11)
Excelitas Technologies Corp.	Delayed Draw Term Loan	05/01/2026	12,000	(112)
Excelitas Technologies Corp.	Revolver	08/14/2028	3,095	(32)
FLS Holding, Inc.	Revolver	12/17/2027	1,138	(121)
FMG Suite Holdings, LLC	Revolver	10/30/2026	994	(8)
FORTIS Solutions Group, LLC	Delayed Draw Term Loan	06/24/2025	9,627	—
FORTIS Solutions Group, LLC	Revolver	10/15/2027	1,169	—
FPG Intermediate Holdco, LLC	Delayed Draw Term Loan	12/31/2025	112	—
Formstack Acquisition Co	Delayed Draw Term Loan	03/30/2026	17,485	(110)
Formstack Acquisition Co	Revolver	03/28/2030	10,519	(66)
Foundation Risk Partners Corp.	Revolver	10/29/2029	4,283	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	08/25/2025	16,967	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	02/23/2026	3,352	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	05/01/2026	10,125	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	06/30/2026	1,125	—
Fullsteam Operations, LLC	Revolver	11/27/2029	1,118	—
GC Waves Holdings, Inc.	Delayed Draw Term Loan	10/04/2026	17,742	(135)
GC Waves Holdings, Inc.	Revolver	10/04/2030	1,723	(13)
GI DI Cornfield Acquisition, LLC	Delayed Draw Term Loan	05/31/2026	16,333	(158)
GPS Merger Sub, LLC	Delayed Draw Term Loan	10/02/2026	3,668	—
GPS Merger Sub, LLC	Revolver	10/02/2029	2,934	—
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	03/26/2026	3,028	—
GS AcquisitionCo, Inc.	Revolver	05/25/2028	5,318	—
Galway Borrower, LLC	Delayed Draw Term Loan	02/06/2026	4,235	—
Galway Borrower, LLC	Revolver	09/29/2028	3,265	—
Gateway US Holdings, Inc.	Delayed Draw Term Loan	11/14/2026	1,300	(13)
Gateway US Holdings, Inc.	Revolver	09/22/2028	484	—
Granicus, Inc.	Delayed Draw Term Loan	01/17/2026	1,383	(2)
Granicus, Inc.	Revolver	01/17/2031	8,771	—
GraphPad Software, LLC	Delayed Draw Term Loan	06/28/2026	10,055	—
GraphPad Software, LLC	Revolver	06/30/2031	4,190	—
Ground Penetrating Radar Systems, LLC	Delayed Draw Term Loan	04/02/2027	5,302	—
Ground Penetrating Radar Systems, LLC	Revolver	04/02/2031	1,563	—
HSI Halo Acquisition, Inc.	Delayed Draw Term Loan	06/28/2026	3,759	—
HSI Halo Acquisition, Inc.	Revolver	06/28/2030	3,031	—
Heartland Veterinary Partners, LLC	Revolver	12/10/2026	1,298	—
Helios Service Partners, LLC	Delayed Draw Term Loan	02/10/2025	10,016	(70)

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Helios Service Partners, LLC	Revolver	03/19/2027	$4,053	$(1)
Hercules Borrower, LLC	Delayed Draw Term Loan	04/05/2026	29,963	(96)
Hercules Borrower, LLC	Delayed Draw Term Loan	04/17/2025	2,176	(670)
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	03/27/2026	16,321	(70)
High Street Buyer, Inc.	Delayed Draw Term Loan	02/04/2025	802	—
High Street Buyer, Inc.	Delayed Draw Term Loan	03/11/2026	21,972	(73)
High Street Buyer, Inc.	Revolver	04/16/2027	915	—
Hootsuite, Inc.	Revolver	05/22/2030	2,100	(18)
Hyland Software, Inc.	Revolver	09/19/2029	3,699	—
IG Investment Holdings, LLC	Revolver	09/22/2028	3,736	(36)
Icefall Parent, Inc.	Revolver	01/25/2030	2,471	(39)
Imagine 360, LLC	Delayed Draw Term Loan	09/20/2026	1,884	—
Imagine 360, LLC	Revolver	10/02/2028	1,166	—
Inszone Mid, LLC	Delayed Draw Term Loan	11/10/2025	3,386	—
Inszone Mid, LLC	Delayed Draw Term Loan	07/24/2026	10,025	—
Inszone Mid, LLC	Revolver	11/12/2029	3,308	—
Integrity Marketing Acquisition, LLC	Revolver	08/25/2028	1,097	—
Invictus Buyer, LLC	Delayed Draw Term Loan	06/03/2026	2,531	(7)
Invictus Buyer, LLC	Revolver	06/03/2031	938	(3)
Iris Buyer, LLC	Delayed Draw Term Loan	04/02/2025	980	—
Iris Buyer, LLC	Revolver	10/02/2029	2,883	—
Jonathan Acquisition Company	Revolver	12/22/2025	1,579	—
KENG Acquisition, Inc.	Delayed Draw Term Loan	08/01/2025	4,659	(23)
KENG Acquisition, Inc.	Delayed Draw Term Loan	07/17/2026	1,912	(9)
KENG Acquisition, Inc.	Revolver	08/01/2029	3,040	(15)
Kaseya, Inc.	Delayed Draw Term Loan	06/23/2025	2,339	—
Kaseya, Inc.	Revolver	06/25/2029	2,358	—
LJ Avalon Holdings, LLC	Delayed Draw Term Loan	10/01/2025	1,890	—
LJ Avalon Holdings, LLC	Revolver	02/01/2029	486	—
LeadVenture, Inc.	Delayed Draw Term Loan	08/28/2026	2,196	(8)
LegitScript, LLC	Revolver	06/24/2028	3,984	—
Lightspeed Buyer, Inc.	Delayed Draw Term Loan	06/01/2025	1,041	—
Lightspeed Buyer, Inc.	Revolver	02/03/2027	279	—
LogRhythm, Inc.	Revolver	07/02/2029	682	(12)
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	08/29/2026	1,869	—
MAI Capital Management Intermediate, LLC	Revolver	08/29/2031	894	—
MHE Intermediate Holdings, LLC	Revolver	07/21/2027	857	—
MRI Software, LLC	Delayed Draw Term Loan	09/04/2026	6,786	(3)
MRI Software, LLC	Revolver	02/10/2027	5,176	(4)

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Magneto Components Buyco, LLC	Delayed Draw Term Loan	06/05/2025	$9,516	$(65)
Magneto Components Buyco, LLC	Revolver	12/05/2029	7,930	(54)
Magnolia Wash Holdings	Revolver	07/14/2028	215	(20)
Mantech International CP	Delayed Draw Term Loan	06/14/2025	5,023	—
Mantech International CP	Revolver	09/14/2028	4,800	—
Mobile Communications America, Inc.	Delayed Draw Term Loan	10/16/2025	3,560	—
Mobile Communications America, Inc.	Revolver	10/16/2029	1,651	—
Model N, Inc.	Delayed Draw Term Loan	06/26/2026	5,429	—
Model N, Inc.	Revolver	06/27/2031	2,896	—
Montana Buyer, Inc.	Revolver	07/22/2028	3,074	—
NSi Holdings, Inc.	Delayed Draw Term Loan	11/15/2026	4,079	(19)
NSi Holdings, Inc.	Revolver	11/15/2031	4,079	(40)
Nasuni Corporation	Revolver	09/10/2030	4,490	—
Netwrix Corporation And Concept Searching, Inc.	Revolver	06/11/2029	1,579	(10)
Oak Purchaser, Inc.	Delayed Draw Term Loan	02/01/2025	3,903	(34)
Oak Purchaser, Inc.	Revolver	04/28/2028	1,241	(11)
Optimizely North America, Inc.	Revolver	10/30/2031	2,665	(26)
Orion Group Holdco, LLC	Delayed Draw Term Loan	04/29/2026	2,286	(16)
PDFTron Systems, Inc.	Revolver	07/15/2026	2,200	(3)
PDI TA Holdings, Inc.	Delayed Draw Term Loan	02/01/2026	3,789	(20)
PDI TA Holdings, Inc.	Revolver	02/03/2031	3,754	(20)
PMA Parent Holdings, LLC	Revolver	01/31/2031	240	(3)
PT Intermediate Holdings III, LLC	Delayed Draw Term Loan	04/08/2026	4,240	—
Pareto Health Intermediate Holdings, Inc.	Revolver	06/01/2029	10,788	—
Patriot Growth Insurance Services, LLC	Revolver	10/16/2028	234	—
Peter C. Foy & Associates Insurance Services, LLC	Delayed Draw Term Loan	04/23/2026	746	(3)
Peter C. Foy & Associates Insurance Services, LLC	Revolver	11/01/2027	532	—
Pound Bidco, Inc.	Delayed Draw Term Loan	04/24/2027	275	(1)
Pound Bidco, Inc.	Delayed Draw Term Loan	02/01/2027	10	—
Pound Bidco, Inc.	Revolver	02/01/2027	388	(1)
Procure Acquireco, Inc. (Procure Analytics)	Delayed Draw Term Loan	10/31/2026	1,005	(5)
Procure Acquireco, Inc. (Procure Analytics)	Revolver	12/20/2028	952	—
Project Accelerate Parent, LLC	Revolver	02/24/2031	4,813	—
Project Boost Purchaser, LLC	Revolver	05/02/2028	586	—
Project Potter Buyer, LLC	Revolver	04/23/2026	885	—
Pye-Barker Fire & Safety, LLC	Delayed Draw Term Loan	05/24/2026	4,670	—
Pye-Barker Fire & Safety, LLC	Revolver	05/24/2030	2,197	—
RFS Opco, LLC	Revolver	04/04/2029	21,320	(83)
Randy's Holdings, Inc.	Delayed Draw Term Loan	11/01/2025	3,332	—

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Randy's Holdings, Inc.	Revolver	11/01/2029	$1,217	$—
Raptor Merger Sub Debt, LLC	Revolver	04/01/2029	2,791	(9)
Raven Acquisition Holdings, LLC	Delayed Draw Term Loan	11/19/2026	333	1
Redwood Services Group, LLC	Delayed Draw Term Loan	02/05/2026	627	(4)
Revalize, Inc.	Revolver	04/15/2027	215	(15)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	03/30/2027	16,890	(46)
Ridge Trail US Bidco, Inc.	Revolver	03/31/2031	4,110	(11)
Riskonnect Parent, LLC	Delayed Draw Term Loan	03/01/2026	5,249	(40)
Riskonnect Parent, LLC	Revolver	12/07/2028	4,463	(34)
RoadOne IntermodaLogistics	Revolver	12/29/2028	197	(4)
Routeware, Inc.	Delayed Draw Term Loan	09/18/2026	2,216	—
Routeware, Inc.	Revolver	09/18/2031	511	—
Runway Bidco, LLC	Delayed Draw Term Loan	12/17/2026	4,486	(22)
Runway Bidco, LLC	Revolver	12/17/2031	2,243	(22)
SV Newco 2, Inc.	Delayed Draw Term Loan	05/31/2026	22,051	(174)
SV Newco 2, Inc.	Revolver	06/02/2031	13,231	(105)
Securonix, Inc.	Revolver	04/05/2028	5,281	(467)
Sherlock Buyer Corp.	Revolver	12/08/2027	2,978	—
Smarsh, Inc.	Delayed Draw Term Loan	02/18/2025	1,071	—
Smarsh, Inc.	Revolver	02/16/2029	321	—
Sonny's Enterprises, LLC	Delayed Draw Term Loan	06/05/2026	3,067	(98)
Sonny's Enterprises, LLC	Revolver	08/05/2027	4,173	(134)
Spark Buyer, LLC	Delayed Draw Term Loan	10/15/2026	2,125	(15)
Spark Buyer, LLC	Revolver	10/15/2031	1,063	(15)
Spectrum Automotive Holdings Corp.	Delayed Draw Term Loan	03/24/2026	439	(2)
Spectrum Automotive Holdings Corp.	Revolver	06/29/2027	378	(2)
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	04/25/2026	2,250	(5)
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	1,250	—
Superman Holdings, LLC	Delayed Draw Term Loan	08/28/2026	8,299	—
Superman Holdings, LLC	Revolver	08/29/2031	3,675	—
Surewerx Purchaser III, Inc.	Delayed Draw Term Loan	12/28/2025	845	—
Surewerx Purchaser III, Inc.	Revolver	12/28/2028	305	—
Suveto	Revolver	09/09/2027	528	(5)
Suveto Buyer, LLC	Delayed Draw Term Loan	11/15/2026	720	(3)
Sweep Purchaser, LLC	Revolver	06/30/2027	469	—
Tamarack Intermediate, LLC	Revolver	03/13/2028	3,375	—
Tank Holding Corp.	Delayed Draw Term Loan	11/22/2025	904	(4)
Tank Holding Corp.	Revolver	03/31/2028	1,867	(37)
Thrive Buyer, Inc. (Thrive Networks)	Revolver	01/22/2027	227	—

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Tidi Legacy Products, Inc.	Delayed Draw Term Loan	06/19/2025	$2,961	$(5)
Tidi Legacy Products, Inc.	Revolver	12/19/2029	2,132	(4)
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2026	4,318	—
Transit Technologies, LLC	Revolver	08/20/2030	2,591	—
Trintech, Inc.	Revolver	07/25/2029	4,336	(63)
Triple Lift, Inc.	Revolver	05/05/2028	1,714	(73)
Trunk Acquisition, Inc.	Delayed Draw Term Loan	12/20/2026	2,193	(11)
Trunk Acquisition, Inc.	Revolver	02/19/2026	1,071	(6)
Two Six Labs, LLC	Delayed Draw Term Loan	10/09/2025	5,000	(14)
Two Six Labs, LLC	Revolver	08/20/2027	915	(2)
UHY Advisors, Inc.	Delayed Draw Term Loan	11/22/2026	7,727	(38)
UHY Advisors, Inc.	Revolver	11/21/2031	2,045	(20)
UpStack, Inc.	Delayed Draw Term Loan	08/23/2026	2,125	—
UpStack, Inc.	Revolver	08/25/2031	722	—
V Global Holdings, LLC	Revolver	12/22/2025	927	(46)
VRC Companies, LLC	Revolver	06/29/2027	959	—
Vardiman Black Holdings, LLC	Delayed Draw Term Loan	03/29/2026	222	—
Vehlo Purchaser, LLC	Delayed Draw Term Loan	10/05/2025	41,821	(263)
Vehlo Purchaser, LLC	Revolver	05/24/2028	411	(3)
Vensure Employer Services, Inc.	Delayed Draw Term Loan	09/27/2026	5,588	—
Verdantas, LLC	Delayed Draw Term Loan	11/08/2026	3,334	(24)
Verdantas, LLC	Revolver	05/06/2030	3,538	(36)
Vertex Service Partners, LLC	Delayed Draw Term Loan	10/01/2026	1,229	(6)
Vertex Service Partners, LLC	Revolver	11/08/2030	293	—
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	07/24/2026	8,333	—
Vessco Midco Holdings, LLC	Revolver	07/24/2031	3,771	—
Victors Purchaser, LLC	Delayed Draw Term Loan	08/15/2026	2,685	—
Victors Purchaser, LLC	Revolver	08/15/2031	1,305	—
World Insurance Associates, LLC	Revolver	04/03/2028	970	(21)
YI, LLC	Delayed Draw Term Loan	06/01/2025	3,727	—
YI, LLC	Revolver	12/03/2029	2,795	—
Zarya Intermediate, LLC	Revolver	07/01/2027	3,789	(4)
iCIMS, Inc.	Revolver	08/18/2028	491	—
Total First Lien Debt Unfunded Commitments			$1,035,399	$(6,633)
Total Unfunded Commitments			$1,035,399	$(6,633)

The accompanying notes are an integral part of these audited consolidated financial statements

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
December 31, 2024
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
The Company is conducting a continuous private offering of its units in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The Company has offered and intends to initially offer one class of units, Class S Units (the “Units”) in its continuous private offering. See “Note 14. Subsequent Events.”
On July 15, 2024, the Company acquired SL Investment Corp. (“SLIC”) pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”), dated as of May 28, 2024, by and among SLIC, the Company, Cobalt Merger Sub, Inc. (“Merger Sub”), a wholly-owned subsidiary of the Company, and the Adviser. Pursuant to the Merger Agreement, SLIC was merged with and into the Company in a two-step transaction with the Company as the surviving company (the “SLIC Acquisition”). See Note 12 “SLIC Acquisition.”

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
The Company has formed wholly owned subsidiaries for the purpose of holding certain investments in portfolio companies made by the Company. As of December 31, 2024, the Company’s wholly owned subsidiaries were formed as Delaware limited liability companies and included: PIF CA SPV LLC (“CA SPV”), NHPIF Equity Holdings SPV LLC (“Equity Holdings”), PIF Financing SPV LLC (“Financing SPV”), PIF Financing II SPV LLC (“Financing II SPV”), Broadway Funding Holdings LLC (“Broadway Holdings”), SLIC Financing SPV LLC (“SLIC Financing SPV”), SLIC CA SPV LLC (“SLIC CA”) and SLIC Equity Holdings LLC (“SLIC Equity Holdings,” and collectively with CA SPV, Equity Holdings, Financing SPV, Financing II SPV, Broadway Holdings,

SLIC Financing SPV and SLIC CA the “subsidiaries”). The Company consolidates its wholly owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary’s formation.
Cash, Cash Equivalents and Restricted Cash
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
As of both December 31, 2024 and December 31, 2023, the Company had certain investments in two portfolio companies that were on non-accrual status. The amortized cost of investments on non-accrual status as of December 31, 2024 and December 31, 2023 was $29,237 and $25,201, respectively.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the years ended December 31, 2024, December 31, 2023 and December 31, 2022 the Company accrued $15, $70 and $200 of U.S. federal excise tax, respectively.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense.
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by ASC 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements. See Note 13 for more information.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The disclosures required under the guidance can be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all periods presented in the financial statements. The Company is currently evaluating the impact that this guidance will have on its financial statement disclosures.
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
For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, base management fees were $33,957, $21,048, and $5,650, net of waiver, respectively. As of December 31, 2024 and December 31, 2023, $7,337 and $6,529, respectively, was payable to the Investment Adviser relating to base management fees.
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
•100% of pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 1.4286% in any quarter (5.7143% annualized). The Company refers to this portion of the pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 1.4286%) as the “catch-up.” The “catch-up” is meant to provide the Investment Adviser with approximately 12.5% of the Company’s pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeds 1.4286% in any calendar quarter; and
•12.5% of the pre-incentive fee net investment income, if any, that exceeds 1.4286% in any calendar quarter (5.7143% annualized), which reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all the Company’s pre-incentive fee net investment income is paid to the Investment Adviser.
For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, income-based incentive fees were $35,798, $24,782 and $1,403, net of waiver, respectively. As of December 31, 2024 and December 31, 2023, $8,399 and $7,833, respectively, was payable to the Investment Adviser relating to income-based incentive fees.
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
For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, there were no capital gains incentive fees accrued to the Investment Adviser.
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
Administration Agreement
MS Private Credit Administrative Services LLC (the “Administrator”) is the administrator of the Company pursuant to the administration agreement between the Company and the Administrator dated November 4, 2021 (the “Administration Agreement”). The Administrator is an indirect, wholly owned subsidiary of Morgan Stanley. Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements from the Company for its costs and expenses and the Company’s allocable portion of overhead costs incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the cost of its Chief Financial Officer and Chief Compliance Officer. Reimbursement under the Administration Agreement occurs quarterly in arrears. The Administration Agreement had an initial term of two years and continues thereafter from year to year if approved annually by the Board of Directors, which most recently re-approved in August 2024.
For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, the Company incurred $179, $126 and $84, respectively, of expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations. Amounts unpaid and included in the payable to affiliates on the Consolidated Statements of Financial Condition as of December 31, 2024 and December 31, 2023 were $88 and $93, respectively.
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
For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, the Company incurred $24,961, $14,313 and $7,614 expenses, respectively, under the MSDI Agreement, which were recorded in servicing fees on the Consolidated Statements of Operations. Amounts unpaid and included in the accrued expenses and other liabilities on the Consolidated Statements of Financial Condition as of December 31, 2024 and December 31, 2023 were $5,211 and $3,390, respectively.
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

For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, the Investment Adviser made Expense Payments on behalf of the Company of $2,700, $0 and $2,220, respectively, under the Expense Support Agreement, which were recorded as expense support on the Consolidated Statements of Operations. For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, the Company repaid Expense Payments of $400, $0 and $0 under the Expense Support Agreement, which were recorded as recoupment of expense support on the Consolidated Statements of Operations.
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

(4) INVESTMENTS
The composition of the Company’s investment portfolio was as follows:

	December 31, 2024			December 31, 2023 (1)
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$6,022,749	$5,997,696	98.6%	$3,154,304	$3,127,610	97.9%
Second Lien Debt	16,613	16,771	0.3	37,685	32,040	1.0
Other Debt Investments	6,453	6,520	0.1	2,501	2,484	0.1
Equity	57,745	58,032	1.0	32,959	33,352	1.0
Total	$6,103,560	$6,079,019	100.0%	$3,227,449	$3,195,486	100.0%
(1) The Company reclassified certain investment composition groupings by breaking out Other Securities into Other Debt Investments and Equity. These reclassifications had no impact on the Consolidated Statements of Financial Condition as of December 31, 2023.

The industry composition of investments at fair value was as follows:

	December 31, 2024 (1)	December 31, 2023
Aerospace & Defense	1.5%	0.9%
Air Freight & Logistics	0.9	2.4
Automobile Components	1.6	1.8
Automobiles	2.1	0.8
Beverages	—	0.2
Biotechnology	0.6	0.4
Broadline Retail	—	0.2
Building Products	0.3	0.4
Chemicals	1.3	2.3
Commercial Services & Supplies	8.5	6.5
Construction & Engineering	2.0	1.1
Construction Materials	—	0.2
Consumer Finance	—	0.2
Consumer Staples Distribution & Retail	0.7	0.2
Containers & Packaging	1.1	0.6

Distributors	2.8	4.7
Diversified Consumer Services	5.7	5.4
Electric Utilities	0.1	—
Electrical Equipment	0.1	0.1
Electronic Equipment, Instruments & Components	3.4	4.0
Entertainment	0.1	—
Financial Services	3.1	3.0
Food Products	0.1	—
Ground Transportation	0.6	0.2
Health Care Equipment & Supplies	1.2	2.1
Health Care Providers & Services	6.5	9.3
Health Care Technology	2.0	3.7
Household Products	—	0.2
Household Durables	0.1	—
Industrial Conglomerates	2.5	2.6
Insurance Services	11.0	14.0
Interactive Media & Services	0.7	0.2
IT Services	5.0	2.6
Leisure Products	0.1	0.3
Life Sciences Tools & Services	0.7	0.2
Machinery	1.7	1.2
Media	0.1	0.2
Metals & Mining	—	0.2
Multi-Utilities	1.5	0.9
Personal Care Products	—	0.1
Pharmaceuticals	0.7	1.7
Professional Services	5.6	2.7
Real Estate Management & Development	2.2	3.6
Software	21.0	18.1
Specialty Retail	0.1	0.1
Textiles, Apparel & Luxury Goods	0.1	—
Trading Companies & Distributors	0.1	—
Transportation Infrastructure	0.2	—
Wireless Telecommunication Services	0.3	0.4
Total	100.0%	100.0%
(1) The Company reclassified certain industry groupings of its portfolio companies presented in the consolidated financial statements as of December 31, 2024 to align with the recently updated GICS, where applicable. These reclassifications had no impact on the prior period’s Consolidated Statement of Financial Condition.

The geographic composition of investments at cost and fair value was as follows:

	December 31, 2024			December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Australia	$35,737	$36,465	0.6%	$56,971	$57,389	1.8%
Canada	118,951	119,346	2.0	25,650	25,481	0.8
United Kingdom	46,293	45,550	0.7	44,254	45,077	1.4
United States	5,902,579	5,877,658	96.7	3,100,574	3,067,539	96.0
Total	$6,103,560	$6,079,019	100.0%	$3,227,449	$3,195,486	100.0%
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
Level 3—inputs to the valuation methodology are unobservable and significant to the overall fair value measurement, and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. The types of financial instruments in this category include investments in privately held entities, first and second lien debt, non-investment grade residual interests in securitizations and certain over-the-counter derivatives where the fair value is based on unobservable inputs.
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
The Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.
The following tables present the fair value hierarchy of the investments as of:

	December 31, 2024				December 31, 2023 (1)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$555,530	$5,442,166	$5,997,696	$—	$416,752	$2,710,858	$3,127,610
Second Lien Debt	—	14,659	2,112	16,771	—	10,332	21,708	32,040
Other Debt Investments	—	—	6,520	6,520	—	—	2,484	2,484
Equity	—	2,037	55,995	58,032	—	—	33,352	33,352
Total Investments	$—	$572,226	$5,506,793	$6,079,019	$—	$427,084	$2,768,402	$3,195,486
Cash equivalents	$58,216	$—	$—	$58,216	$—	$—	$—	$—

(1) The Company reclassified certain investment composition groupings by breaking out Other Securities into Other Debt Investments and Equity. These reclassifications had no impact on the Consolidated Statements of Financial Condition as of December 31, 2023.

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the year ended December 31, 2024:

	First Lien Debt	Second Lien Debt	Other Debt	Equity	Total Investments
Fair value, beginning of period	$2,710,858	$21,708	$2,484	$33,352	$2,768,402
Purchases of investments (1)	3,384,782	2,406	3,537	17,351	3,408,076
Proceeds from principal repayments and sales of investments (2)	(659,416)	(17,500)	—	(173)	(677,089)
Accretion of discount/amortization of premium	18,946	393	66	—	19,405
Payment-in-kind	13,294	45	350	5,753	19,442
Net change in unrealized appreciation (depreciation)	2,740	5,565	83	(106)	8,282
Net realized gains (losses)	(10,979)	(10,505)	—	(182)	(21,666)
Transfers into/out of Level 3 (3)	(18,059)	—	—	—	(18,059)
Fair value, end of period	$5,442,166	$2,112	$6,520	$55,995	$5,506,793

Net change in unrealized appreciation (depreciation) from investments still held as of December 31 2024	$2,440	$4,893	$83	$(106)	$7,310
(1) Purchases may include investments received in corporate action and restructurings.
(2) Sales may include investments received in corporate action and restructurings.
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

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the year ended December 31, 2023:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$1,459,294	$26,043	$29,393	$1,514,730
Purchases of investments	1,478,713	8	2,692	1,481,413
Proceeds from principal repayments and sales of investments	(258,886)	—	—	(258,886)
Accretion of discount/amortization of premium	8,442	82	12	8,536
Payment-in-kind	4,750	—	3,236	7,986
Net change in unrealized appreciation (depreciation)	30,915	(4,425)	503	26,993
Net realized gains (losses)	121	—	—	121
Transfers into/out of Level 3 (1)	(12,491)	—	—	(12,491)
Fair value, end of period	$2,710,858	$21,708	$35,836	$2,768,402

Net change in unrealized appreciation (depreciation) from investments still held as of December 31 2023	$29,682	$(4,425)	$503	$25,760
(1) Transfer of portfolio investments within the three-level hierarchy is recorded during the period of such reclassification occurrence at the fair value as of the beginning of the respective period. Generally, reclassifications are primarily due to increase/decrease of price transparency.
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of December 31, 2024 and December 31, 2023, respectively. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	December 31, 2024
	Fair Value	Valuation Technique (2)	Significant Unobservable Input	Range (1)		Weighted Average (3)
				Low	High
Investments in first lien debt	$5,439,606	Yield Analysis	Discount Rate	7.92%	34.06%	10.10%
	2,560	Market Approach	EBITDA Multiple			6.50x
Investments in second lien debt	2,112	Yield Analysis	Discount Rate	10.18%	12.70%	11.63%
Other debt	6,225	Yield Analysis	Discount Rate	9.42%	14.90%	12.13%
	295	Market Approach	EBITDA Multiple			9.00x
Preferred equity	42,434	Income Approach	Discount Rate	12.19%	17.50%	15.13%
	2,462	Market Approach	EBITDA Multiple			8.50x
Common equity	5,043	Market Approach	Revenue Multiple	7.60x	12.70x	11.27x
	6,056	Market Approach	EBITDA Multiple	3.90x	18.70x	13.77x
Total Investments	$5,506,793
(1) For an asset category that contains a single investment, the range is not included.
(2) During the year ended December 31, 2024, one unsecured debt position with a fair value of $3.07 million transitioned from an income approach to a yield analysis valuation technique.
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

		December 31, 2024		December 31, 2023
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
ING Facility	3	$313,352	$313,352	$6,168	$6,168
Wells Funding Facility	3	381,250	381,250	—	—
CBNA Funding Facility	3	93,750	93,750	25,500	25,500
JPM Funding Facility	3	614,073	614,073	—	—
Series A 2026 Notes(1)(6)	3	203,112	202,899	202,381	204,000
Series A 2028 Notes(1)(6)	3	144,986	143,487	144,673	146,000
Series B 2026 Notes(2)(6)	3	106,345	106,170	105,941	107,000
Series B 2028 Notes(2)(6)	3	126,945	125,503	126,659	128,000
Series C 2027 Notes(3)(6)	3	135,515	137,188	135,127	138,706
Series C 2029 Notes(3)(6)	3	162,094	164,336	161,839	167,834
Series D 2027 Notes(4)(6)	3	99,007	99,146	—	—
Series D 2029 Notes(4)(6)	3	197,890	196,159	—	—
2030 Notes(5)	3	293,686	293,686	—	—
Total		$2,872,005	$2,870,999	$908,288	$923,208
(1) The carrying value of the Company’s Series A 2026 Notes and Series A 2028 Notes (each as defined below) were presented net of unamortized debt issuance costs of $888 and $1,014, respectively, as of December 31, 2024 and $1,619 and $1,327, respectively, as of December 31, 2023.
(2) The carrying value of the Company’s Series B 2026 Notes and Series B 2028 Notes (each as defined below) were presented net of unamortized debt issuance costs of $655 and $1,055, respectively, as of December 31, 2024 and $1,059 and $1,341, respectively, as of December 31, 2023.
(3) The carrying value of the Company’s Series C 2027 Notes and Series C 2029 Notes (each as defined below) were presented net of unamortized debt issuance costs of $985 and $1,406, respectively, as of December 31, 2024 and $1,372 and $1,661, respectively, as of December 31, 2023.
(4) The carrying value of the Company’s Series D 2027 Notes and Series D 2029 Notes (each as defined below) issued on August 05, 2024 were presented net of unamortized debt issuance costs of $993 and $2,110, respectively, as of December 31, 2024.
(5) The carrying value of the Company’s 2030 Notes (each as defined below) issued on October 01, 2024 were presented net of unamortized debt issuance cost of $3,721 , as of December 31, 2024.
(6) Inclusive of change in fair market value of effective hedge.
The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.

(6)DEBT
The Company’s outstanding debt obligations were as follows:

	December 31, 2024			December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
ING Facility(1)	$1,350,000	$313,352	$1,036,036	$925,000	$6,168	$918,832
Wells Funding Facility	900,000	381,250	518,750	750,000	—	750,000
CBNA Funding Facility	375,000	93,750	281,250	235,000	25,500	209,500
JPM Funding Facility	1,200,000	614,073	585,927	—	—	—
Series A 2026 Notes(2)	204,000	204,000	—	204,000	204,000	—
Series A 2028 Notes(2)	146,000	146,000	—	146,000	146,000	—
Series B 2026 Notes(3)	107,000	107,000	—	107,000	107,000	—
Series B 2028 Notes(3)	128,000	128,000	—	128,000	128,000	—
Series C 2027 Notes(4)	136,500	136,500	—	136,500	136,500	—
Series C 2029 Notes(4)	163,500	163,500	—	163,500	163,500	—
Series D 2027 Notes(5)	100,000	100,000	—	—	—	—
Series D 2029 Notes(5)	200,000	200,000	—	—	—	—
2030 Notes(6)	300,000	300,000	—	—	—	—
Total	$5,310,000	$2,887,425	$2,421,963	$2,795,000	$916,668	$1,878,332
(1) As of December 31, 2024, letters of credit of $613, were outstanding, which reduced the unused availability under the ING Facility by the same amount. Under the ING Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of December 31, 2024, the Company had borrowings denominated in Euros (EUR) of 12,216. As of December 31, 2023, the Company had borrowings denominated in Euros (EUR) of 5,618. As of December 31, 2024, the Company had borrowings denominated in Canadian dollars (CAD) of 2,800. As of December 31, 2023, the Company had no borrowings denominated in Canadian dollars (CAD). As of December 31, 2024, the Company had borrowings denominated in British Pound (GBP) of 2,200. As of December 31, 2023, the Company had no borrowings denominated in British Pound (GBP).
(2) The carrying value of the Company’s Series A 2026 Notes and Series A 2028 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $888 and $1,014, respectively, as of December 31, 2024 and $1,619 and $1,327, respectively, as of December 31, 2023.
(3) The carrying value of the Company’s Series B 2026 Notes and Series B 2028 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $655 and $1,055, respectively, as of December 31, 2024 and $1,059 and $1,341, respectively, as of December 31, 2023.
(4) The carrying value of the Company’s Series C 2027 Notes and Series C 2029 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $985 and $1,406, respectively, as of December 31, 2024 and $1,372 and $1,661, respectively, as of December 31, 2023.
(5) The carrying value of the Company’s Series D 2027 Notes and Series D 2029 Notes issued on August 05, 2024 were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $993 and $2,110, respectively, as of December 31, 2024.
(6) The carrying value of the Company’s 2030 Notes issued on October 01, 2024 were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $3,721, as of December 31, 2024.

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Combined weighted average interest rate (1)	8.04%	7.72%	4.80%
Combined weighted average effective interest rate(2)	8.51%	8.19%	5.29%
Combined weighted average debt outstanding	$1,811,974	$844,373	$338,532
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
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Borrowings under the ING Facility bear interest at a per annum rate equal to, (x) for loans for which the Company elects the base rate option, the “alternate base rate” (which is the highest of (a) the prime rate as publicly announced by The Wall Street Journal, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions, as published by the Federal Reserve Bank of New York plus (ii) 0.5%, and (c) one month SOFR plus 1% per annum) plus 0.875%, and (y) for loans for which the Company elects the SOFR option, the applicable SOFR rate for the related interest period for such borrowing plus 1.875% per annum. The Company pays an unused fee of 0.375% per annum on the daily unused amount of the revolver commitments. As of December 31, 2024, the Company was in compliance with all covenants and other requirements of the ING Facility.

The summary information of the ING Facility is as follows:

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Borrowing interest expense	$9,706	$10,612	$14,609
Facility unused commitment fees	3,769	2,901	1,634
Amortization of deferred financing costs	1,666	1,208	1,067
Total	$15,141	$14,721	$17,310
Weighted average interest rate	7.05%	6.46%	4.76%
Weighted average outstanding balance(1)	$135,437	$162,063	$330,694
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
The obligations of Financing SPV under the Wells Funding Facility are secured by all of the assets held by Financing SPV, including the Loans contributed or transferred by the Company to Financing SPV. The Wells Funding Facility is a revolving funding facility with a reinvestment period ending July 12, 2027 and a final maturity date of July 12, 2029. Subject to certain conditions, the reinvestment period and final maturity are both subject to a one-year extension. Advances under the Wells Funding Facility are available in US dollars, pound sterling, Euros or Canadian dollars, or Australian dollars, and subject to certain exceptions, the interest charged on the Wells Funding Facility is based on Daily Simple SOFR (Dollar), SONIA (GBP), EURIBOR (Euros), CORRA (Canadian dollars), BBSY (Australian dollars) or as applicable (or, if any such reference rate is not available, a benchmark replacement or a “base rate” (which is the greater of a prime rate and the federal funds rate plus 1.50%), as applicable), plus a margin equal to 2.25%. SONIA, EURIBOR, CORRA and BBSY are subject to a floor of zero. Under the Wells Agreements, the Company and Financing SPV, as applicable, have made representations and warranties regarding the Loans, as well as their businesses, and are required to comply with various covenants, servicing procedures, limitations on disposition of Loans, reporting requirements and other customary requirements for similar revolving funding facilities. The Loan and Servicing Agreement includes usual and customary events of default for revolving funding facilities of this nature, including allowing Wells, upon a default, to accelerate and foreclose on the Loans and to pursue the rights under the Loans directly with the obligors thereof. As of December 31, 2024, the Company was in compliance with all covenants and other requirements of the Wells Funding Facility.
The summary information of the Wells Funding Facility is as follows:

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Borrowing interest expense	$19,958	$21,912	$471
Facility unused commitment fees	6,093	3,035	1,255
Amortization of deferred financing costs	1,768	1,346	480
Total	$27,819	$26,293	$2,206
Weighted average interest rate	7.41%	7.68%	6.47%
Weighted average outstanding balance(1)	$264,803	$281,406	$14,075
(1)    For the year ended December 31, 2022, calculated for the period from June 29, 2022 (Wells Funding Facility closing date) through December 31, 2022.
CBNA Funding Facility
On September 12, 2023, the Company entered into (i) a contribution agreement (the “CBNA Contribution Agreement”) with Financing II SPV, pursuant to which the Company will contribute to Financing II SPV certain loans it has originated or acquired, or will originate or acquire (the “Loans”) from time to time, (ii) a loan and security agreement (the “Loan and Security Agreement” and, together with the CBNA Contribution Agreement, the “CBNA Agreements”) with Financing II SPV, as the borrower, Citizens Bank, N.A. (“CBNA”), as the facility agent, the lenders party thereto (collectively, the “Lenders”), the Company, as the servicer, as the equityholder and as the transferor, and State Street Bank and Trust Company, as collateral agent, as account bank and as collateral custodian, pursuant to which the Lenders have agreed to extend credit to Financing II SPV in an aggregate principal amount of up to $375,000 at any one time outstanding (which aggregate amounts may be increased to a maximum of $750,000, subject to certain conditions set forth in the Loan and Security Agreement) (the “CBNA Funding Facility”) and (iii) various supporting documentation, including an account control agreement.
The obligations of Financing II SPV under the CBNA Funding Facility are secured by all of the assets held by Financing II SPV, including the Loans contributed or transferred by the Company to Financing II SPV. The CBNA Funding Facility is a revolving funding facility with a reinvestment period ending July 10, 2027 and a final maturity date of July 10, 2029. Advances under the CBNA Funding Facility are available in US dollars, and subject to certain exceptions, the interest charged on the CBNA Funding Facility is based on Term SOFR (or, if such reference rate is not available, a benchmark replacement or a “base rate” (which is the greatest of the Daily SOFR Rate, a prime rate, and the federal funds rate plus 0.50%), as applicable), plus a margin equal to (i) 2.25% during the reinvestment period or (ii) 2.90% after the reinvestment period. Term SOFR is subject to a floor of zero. Under the CBNA Agreements, the Company and Financing II SPV, as applicable, have made representations and warranties regarding the Loans, as well as their businesses, and are required to comply with various covenants, servicing procedures, limitations on disposition of Loans, reporting requirements and other customary requirements for similar revolving funding facilities. The Loan and Security Agreement includes usual and customary events of default for revolving funding facilities of this nature, including allowing CBNA, upon a default, to accelerate and foreclose on the Loans and to pursue the rights under the Loans directly with the obligors thereof. As of December 31, 2024, the Company was in compliance with all covenants and other requirements of the CBNA Funding Facility.
The summary information of the CBNA Funding Facility is as follows:

	For the Year Ended
	December 31, 2024	December 31, 2023(1)	December 31, 2022
Borrowing interest expense	$5,238	$304	N/A
Facility unused commitment fees	1,419	668	N/A
Amortization of deferred financing costs	900	214	N/A
Total	$7,557	$1,186	N/A
Weighted average interest rate	7.53%	8.18%	N/A
Weighted average outstanding balance	$68,428	$12,070	N/A
(1) For the year ended December 31, 2023, calculated for the period from September 12, 2023 (CBNA Funding Facility closing date) through December 31, 2023.
JPM Funding Facility
On July 15, 2024, following the consummation of the SLIC Acquisition, the Company became party to and assumed SLIC’s obligations under the Amended and Restated Loan and Security Agreement, initially dated as of November 24, 2021 (as amended, the “JPM Facility”), among SLIC Financing SPV, the Company, as successor by merger to SLIC, as parent and servicer, U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary, JP Morgan Chase Bank, N.A., as administrative agent (“JPM”), the lenders party thereto, and the issuing banks party thereto. Pursuant to the JPM Facility, JPM has agreed to extend credit to SLIC Financing SPV in an aggregate principal amount, as of December 31, 2024, of up to $1,200,000 at any one time outstanding, subject to the satisfaction of various conditions, including availability under the borrowing base, which is based on a combination of unfunded capital commitments and loan collateral.

The JPM Facility is a revolving funding facility with a reinvestment period ending July 15, 2027 (or upon the occurrence of certain events as specified therein) and a final maturity date of July 13, 2029. Advances under the JPM Funding Facility are available in U.S. dollars and other permitted currencies. As of December 31, 2024, the interest charged on the JPM Funding Facility is based on SOFR (or, if SOFR is not available, a benchmark replacement or a “base rate” (which is the greater of a prime rate and the federal funds rate plus 0.50%), as applicable), Daily Simple RFR, EURIBOR, Adjusted Term CORRA, or the AUD Screen Rate, as applicable, plus a margin of 2.25%, as set forth in the JPM Facility.
The summary information of the JPM Funding Facility is as follows:

	For the Year Ended
	December 31, 2024(1)	December 31, 2023	December 31, 2022
Borrowing interest expense	$19,039	N/A	N/A
Facility unused commitment fees	2,262	N/A	N/A
Amortization of deferred financing costs	1,178	N/A	N/A
Total	$22,479	N/A	N/A
Weighted average interest rate	7.18%	N/A	N/A
Weighted average outstanding balance	$561,414	N/A	N/A
(1) For the year ended December 31, 2024, calculated for the period from July 15, 2024 through December 31, 2024.
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
The Series A Notes were delivered and paid for on March 16, 2023, subject to certain customary closing conditions. The Series A 2026 Notes have a fixed interest rate of 8.10% per year and will mature on March 16, 2026 unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the March 2023 NPA. The Series A 2028 Notes have a fixed interest rate of 8.13% per year and will mature on March 16, 2028 unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the March 2023 NPA. Interest on the Series A Notes is due semiannually in March and September of each year. Subject to the terms of the March 2023 NPA, the Company may redeem the Series A 2026 Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if redeemed on or before December 16, 2025, a make-whole premium, and the Company may redeem the Series A 2028 Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if redeemed on or before December 16, 2027, a make-whole premium. The Company’s obligations under the March 2023 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. As of December 31, 2024, the Company was in compliance with all covenants and other requirements of the Series A Notes.
In connection with the Series A Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the Series A 2026 Notes, the Company receives a fixed interest rate of 8.10% per annum and pays a floating interest rate of SOFR + 4.34% per annum on $204,000 notional amount of the Series A 2026 Notes. Under the interest rate swap agreement related to the Series A 2028 Notes, the Company receives a fixed interest rate of 8.13% per annum and pays a floating interest rate of SOFR + 4.56% per annum on $146,000 notional amount of the Series A 2028 Notes. The interest rate swaps related to the Series A 2026 Notes and Series A 2028 Notes mature on March 16, 2026 and March 16, 2028, respectively. The interest expense related to the Series A Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company's Consolidated Statements of Operations. As of December 31, 2024, the interest rate swaps had a fair value of $(1,086) and $(2,520), respectively, related to the Series A 2026 Notes and Series A 2028 Notes. Based on the fair value measurement hierarchy, the swaps are classified as Level 3 investments. Depending on the nature of the balance at period end, the fair value of the interest rate swaps are either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company's Consolidated Statements of Financial Condition. The change in fair value of the interest rate swaps is offset by the change in fair value of the Series A Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.
The summary information of the Series A 2026 Notes is as follows:

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Borrowing interest expense	$17,282	$13,082	N/A
Amortization of debt issuance costs	739	593	N/A
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	(15)	N/A	NA
Total	$18,006	$13,675	NA
Effective interest rate	8.47%	8.10%	8.17%
The summary information of the Series A 2028 Notes is as follows:

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Borrowing interest expense	$12,493	$9,397	N/A
Amortization of debt issuance costs	318	260	N/A
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	6	N/A	NA
Total	$12,817	$9,657	NA
Effective interest rate	8.56%	8.13%	NA
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
The Series B 2026 Notes have a fixed interest rate of 8.84% per year and the Series B 2028 Notes have a fixed interest rate of 8.88% per year, subject to a step up to the extent a Below Investment Grade Event (as defined in the August 2023 NPA) or a Secured Debt Ratio Event (as defined in the August 2023 NPA) occurs. The Series B 2026 Notes will mature on August 10, 2026 and the Series B 2028 Notes will mature on August 10, 2028, unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the August 2023 NPA. Interest on the Series B Notes will be due semiannually in March and September of each year, beginning in March 2024. In addition, the Company is obligated to offer to repay the Series B Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the August 2023 NPA, the Company may redeem the Series B Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if the Series B 2026 Notes are redeemed on or before May 10, 2026 or the Series B 2028 Notes are redeemed on or before May 10, 2028, a make-whole premium. As of December 31, 2024, the Company was in compliance with all covenants and other requirements of the Series B Notes.
In connection with the Series B Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the Series B 2026 Notes, the Company receives a fixed interest rate of 8.84% per annum and pays a floating interest rate of SOFR + 5.13% per annum on $107,000 notional amount of the Series B 2026 Notes. Under the interest rate swap agreement related to the Series B 2028 Notes, the Company receives a fixed interest rate of 8.88% per annum and pays a floating interest rate of SOFR + 5.30% per annum on $128,000 notional amount of the Series B 2028 Notes. The interest rate swaps related to the Series B 2026 Notes and Series B 2028 Notes mature on August 10, 2026 and August 10, 2028, respectively. The interest expense related to the Series B Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company's Consolidated Statements of Operations. As of December 31, 2024, the interest rate swaps had a fair value of $(827) and $(2,508), respectively, related to the Series B 2026 Notes and Series B 2028 Notes. Based on the fair value measurement hierarchy, the swaps are classified as Level 3 investments. Depending on the nature of the balance at period end, the fair value of the interest rate swaps are either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company's Consolidated Statements of Financial Condition. The change in fair value of the interest rate swaps is offset by the change in fair value of the Series B Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.
The summary information of the Series B 2026 Notes is as follows:

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Borrowing interest expense	$9,878	$3,705	N/A
Amortization of debt issuance costs	409	155	N/A
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	(3)	N/A	N/A
Total	$10,284	$3,860	N/A
Effective interest rate	9.23%	8.84%	N/A
The summary information of the Series B 2028 Notes is as follows:

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Borrowing interest expense	$11,917	$4,452	N/A
Amortization of debt issuance costs	293	111	N/A
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	11	N/A	N/A
Total	$12,221	$4,563	N/A
Effective interest rate	9.31%	8.88%	N/A
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
The Series C 2027 Notes have a fixed interest rate of 8.92% per year and the Series C 2029 Notes have a fixed interest rate of 9.07% per year, subject to a step up to the extent a Below Investment Grade Event (as defined in the December 2023 NPA) or a Secured Debt Ratio Event (as defined in the December 2023 NPA) occurs. The Series C 2027 Notes will mature on March 1, 2027 and the Series C 2029 Notes will mature on March 1, 2029, unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the December 2023 NPA. Interest on the Series C Notes will be due semiannually in March and September of each year, beginning in March 2024. In addition, the Company is obligated to offer to repay the Series C Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the December 2023 NPA, the Company may redeem the Series C Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if the Series C 2027 Notes are redeemed on or before December 1, 2026 or the Series C 2029 Notes are redeemed on or before December 1, 2028, a make-whole premium. As of December 31, 2024, the Company was in compliance with all covenants and other requirements of the Series C Notes.
In connection with the Series C Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the Series C 2027 Notes, the Company receives a fixed interest rate of 8.92% per annum and pays a floating interest rate of SOFR + 4.49% per annum on $136,500 notional amount of the Series C 2027 Notes. Under the interest rate swap agreement related to the Series C 2029 Notes, the Company receives a fixed interest rate of 9.07% per annum and pays a floating interest rate of SOFR + 4.77% per annum on $163,500 notional amount of the Series C 2029 Notes. The interest rate swaps related to the Series C 2027 Notes and Series C 2029 Notes mature on March 1, 2027 and March 1, 2029, respectively. The interest expense related to the Series C Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company's Consolidated Statements of Operations. As of December 31, 2024, the interest rate swaps had a fair value of $742 and $939, respectively, related to the Series C 2027 Notes and Series C 2029 Notes. Based on the fair value measurement hierarchy, the swaps are classified as Level 3 investments. Depending on the nature of the balance at period end, the fair value of the interest rate swaps is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company's Consolidated Statements of Financial Condition. The change in fair value of the interest rate swaps are offset by the change in fair value of the Series C Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.
The summary information of the Series C 2027 Notes is as follows:

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Borrowing interest expense	$13,419	$1,193	N/A
Amortization of debt issuance costs	458	37	N/A
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	205	(260)	N/A
Total	$14,082	$970	N/A
Effective interest rate	9.83%	8.92%	N/A
The summary information of the Series C 2029 Notes is as follows:

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Borrowing interest expense	$16,539	$1,470	N/A
Amortization of debt issuance costs	340	27	N/A
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	647	(749)	N/A
Total	$17,526	$748	N/A
Effective interest rate	10.12%	9.07%	N/A
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

The Series D 2027 Notes have a fixed interest rate of 6.84% per year and the Series D 2029 Notes have a fixed interest rate of 6.91% per year, subject to a step up to the extent a Below Investment Grade Event (as defined in the Note Purchase Agreement) or a Secured Debt Ratio Event (as defined in the Note Purchase Agreement) occurs. The Series D 2027 Notes will mature on August 5, 2027 and the Series D 2029 Notes will mature on August 5, 2029, unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the Note Purchase Agreement. Interest on the Series D Notes will be due semiannually in March and September of each year, beginning in September 2024. In addition, the Company is obligated to offer to repay the Series D Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the Note Purchase Agreement, the Company may redeem the Series D Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if the Series D 2027 Notes are redeemed on or before May 5, 2027 or the Series D 2029 Notes are redeemed on or before May 5, 2029, a make-whole premium. As of December 31, 2024, the Company was in compliance with all covenants and other requirements of the Series D Notes.

In connection with the Series D 2027 Notes and Series D 2029 Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the Series D 2027 Notes, the Company receives a fixed interest rate of 6.84% per annum and pays a floating interest rate of SOFR + 3.107% per annum on $100,000 of the Series D 2027 Notes. Under the interest rate swap agreement related to the Series D 2029 Notes, the Company receives a fixed interest rate of 6.91% per annum and pays a floating interest rate of SOFR + 3.285% per annum on $200,000 of the Series D 2029 Notes. As of December 31, 2024, the interest rate swaps had a fair value of $(860) and $(3,864), respectively, related to the Series D 2027 Notes and Series D 2029 Notes. Based on the fair value measurement hierarchy, the swaps are classified as Level 3 investments. Depending on the nature of the balance at period end, the fair value of the interest rate swaps is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company's Consolidated Statements of Financial Condition. The change in fair value of the interest rate swaps are offset by the change in fair value of the Series D Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

The summary information of the Series D 2027 Notes is as follows:

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Borrowing interest expense	$2,774	N/A	N/A
Amortization of debt issuance costs	156	N/A	N/A
Net change in unrealized appreciation (depreciation) on effective interest rate swaps and hedged items	6	N/A	N/A
Total	$2,936	N/A	N/A
Effective interest rate	6.84%	N/A	N/A
The summary information of the Series D 2029 Notes is as follows:

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Borrowing interest expense	$5,605	N/A	N/A
Amortization of debt issuance costs	187	N/A	N/A
Net change in unrealized appreciation (depreciation) on effective interest rate swaps and hedged items	24	N/A	N/A
Total	$5,816	N/A	N/A
Effective interest rate	6.91%	N/A	N/A
The 2030 Notes
On October 1, 2024, the Company issued $300,000 in aggregate principal amount of 5.750% notes due 2030 (the “2030 Notes”), pursuant to a Base Indenture dated October 1, 2024 (the “Base Indenture”) between the Company and US Bank Trust Company, National Association (the “Trustee”), as supplemented by the First Supplemental Indenture dated October 1, 2024 (the “First Supplemental Indenture” and together with the Base Indenture, the “February 2030 Notes Indenture”). As of December 31, 2024, the Company was in compliance with all covenants and other requirements of the 2030 Notes.

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
The summary information of the 2030 Notes is as follows:

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Borrowing interest expense	$4,313	N/A	N/A
Amortization of debt issuance costs	184	N/A	N/A
Total	$4,497	N/A	N/A
Effective interest rate	5.75%	N/A	N/A
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
The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2024 and December 31, 2023, the Company had $1,035,399 and $546,392 of unfunded commitments to fund delayed draw and revolving senior secured loans, respectively.

(8)MEMBERS’ CAPITAL
The following table shows the components of distributable earnings as shown on the Consolidated Statements of Financial Condition:

	As of
	December 31, 2024	December 31, 2023
Total distributable earnings (loss), beginning of period	$(26,988)	$(71,561)
Net investment income	278,465	161,864
Net realized gain (loss)	(26,749)	106
Net unrealized appreciation (depreciation)	8,255	43,948
Distributions declared	(282,812)	(161,416)
Tax reclassification of unitholders' equity (Note 10)	(630)	71
Total distributable earnings (loss), end of period	$(50,459)	$(26,988)

The following table summarizes the total Units issued and proceeds received from the closings of the Company’s continuous private offering that occurred for the years ended December 31, 2024 and 2023:

Unit Issuance Date	Units Issued	Proceeds Received
For the Year Ended December 31, 2024
January 01, 2024	7,646,273	$146,120
February 01, 2024	6,231,714	119,088
March 01, 2024	6,662,271	127,383
April 01, 2024	5,566,519	106,042
May 01, 2024	7,767,198	147,888
June 01, 2024	3,628,420	69,375
July 01, 2024	2,486,537	47,418
August 01, 2024	2,187,027	41,554
September 01, 2024	2,705,841	51,465
October 01, 2024	2,397,182	45,547
November 01, 2024	2,510,293	47,645
December 01, 2024	2,862,477	54,215
Total	52,651,752	$1,003,740
For the Year Ended December 31, 2023
January 01, 2023	1,953,945	$36,304
February 01, 2023	1,882,119	35,478
March 01, 2023	3,239,025	61,347
April 01, 2023	2,999,635	56,123
May 01, 2023	4,318,642	81,277
June 01, 2023	5,260,930	98,327
July 01, 2023	4,570,513	86,154
August 01, 2023	3,071,882	58,274
September 01, 2023	5,481,417	104,366
October 01, 2023	5,422,414	103,460
November 01, 2023	6,390,635	121,230
December 01, 2023	9,400,753	179,555
Total	53,991,910	$1,021,895
The following table summarizes the Company’s distributions declared and payable for the years ended December 31, 2024 and 2023:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
For the Year Ended December 31, 2024
January 29, 2024	January 31, 2024	February 05, 2024	$0.1513	$19,487
February 27, 2024	February 29, 2024	March 05, 2024	0.1512	20,505
March 26, 2024	March 31, 2024	April 04, 2024	0.1513	21,619
April 25, 2024	April 30, 2024	May 03, 2024	0.1508	22,258
May 28, 2024	May 31, 2024	June 05, 2024	0.1508	23,532
June 25, 2024	June 28, 2024	July 03, 2024	0.1514	24,285
July 25, 2024	July 30, 2024	August 05, 2024	0.1510	24,293
August 27, 2024	August 31, 2024	September 05, 2024	0.1504	24,639
September 24, 2024	September 30, 2024	October 03, 2024	0.1500	25,095
October 25, 2024	October 31, 2024	November 05, 2024	0.1498	25,240
November 27, 2024	November 29, 2024	December 04, 2024	0.1495	25,681
December 26, 2024	December 31, 2024	January 06, 2025	0.1492	26,178
Total Distributions			$1.8067	$282,812
For the Year Ended December 31, 2023
January 30, 2023	January 31, 2023	February 03, 2023	$0.1432	$10,073
February 28, 2023	February 28, 2023	March 03, 2023	0.1454	10,544
March 28, 2023	March 31, 2023	April 05, 2023	0.1460	11,104
April 26, 2023	April 30, 2023	May 03, 2023	0.1443	11,110
May 30, 2023	May 31, 2023	June 05, 2023	0.1450	11,970
June 27, 2023	June 30, 2023	July 06, 2023	0.1441	12,703
July 26, 2023	July 31, 2023	August 3, 2023	0.1453	13,279
August 28, 2023	August 31, 2023	September 06, 2023	0.1502	14,246
September 26, 2023	September 30, 2023	October 04, 2023	0.1507	15,181
October 27, 2023	October 31, 2023	November 03, 2023	0.1510	15,903
November 28, 2023	November 30, 2023	December 05, 2023	0.1502	16,848
December 27, 2023	December 31, 2023	January 04, 2024	0.1512	18,455
Total Distributions			$1.7666	$161,416
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
The following table summarizes the amounts received and units issued to unitholders who have participated in the DRIP during for the years ended December 31, 2024 and 2023:

Payment Date	DRIP Units Issued	DRIP Units Value
For the Year Ended December 31, 2024
January 04, 2024	539,376	$10,307
February 05, 2024	583,174	11,144
March 05, 2024	613,350	11,728
April 04, 2024	649,347	12,370
May 03, 2024	681,693	12,979
June 05, 2024	723,162	13,827
July 03, 2024	734,980	14,016
August 05, 2024	755,243	14,351
September 05, 2024	768,983	14,625
October 03, 2024	772,679	14,681
November 05, 2024	787,133	14,940
December 04, 2024	804,804	15,243
Total	8,413,924	$160,211
For the Year Ended December 31, 2023
January 04, 2023	286,606	$5,325
February 03, 2023	288,686	5,442
March 03, 2023	298,750	5,658
April 05, 2023	310,339	5,807
May 03, 2023	320,084	6,024
June 05, 2023	343,881	6,427
July 06, 2023	355,702	6,705
August 03, 2023	379,668	7,202
September 06, 2023	406,420	7,738
October 04, 2023	429,249	8,190
November 03, 2023	461,074	8,747
December 05, 2023	488,426	9,329
Total	4,368,885	$82,594

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
The following table further summarizes the unit repurchases completed for the years ended December 31, 2024 and 2023:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
For the Year Ended December 31, 2024
March 05, 2024	5.00%	$19.05	March 31, 2024	$28,707	1,506,944	1.25%	—
June 08, 2024	5.00%	$19.07	June 30, 2024	52,219	2,738,253	1.94%	—
September 07, 2024	5.00%	$19.00	September 30, 2024	37,636	1,980,872	1.26%	—
December 07, 2024	5.00%	$18.96	December 31, 2024	55,792	2,942,591	1.78%	—
Total				$174,354	9,168,660
For the Year Ended December 31, 2023
March 14, 2023	5.00%	$18.71	March 31, 2023	$27,162	1,451,713	2.13%	—
June 02, 2023	5.00%	$18.85	June 30, 2023	31,798	1,686,901	2.26%	—
September 01, 2023	5.00%	$19.08	September 30, 2023	24,218	1,269,300	1.47%	—
December 05, 2023	5.00%	$19.11	December 31, 2023	27,596	1,444,053	1.45%	—
Total				$110,774	5,851,967
(1)    Percentage is based on total units as of the close of the previous calendar quarter.
(2)    All repurchase requests were satisfied in full.
(9)EARNINGS (LOSS) PER UNIT
The following table sets forth the computation of basic and diluted earnings (loss) per Unit:

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Numerator - net increase (decrease) in Members' Capital from operations	$259,971	$205,918	$(9,696)
Denominator - weighted average Units outstanding	156,537,151	91,230,657	53,379,085
Basic and diluted earnings (loss) per Unit	$1.66	$2.26	$(0.18)

(10)INCOME TAXES
For income tax purposes, distributions made to holders of the Company’s unitholders are reported as ordinary income, capital gains, or a combination thereof. The tax character of distributions made for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, were as follows:

	For The Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Distributions paid from:
Ordinary income (including net short-term capital gains)	$282,812	$161,416	$62,264
Net long-term capital gains	—	—	—
Total taxable distributions	$282,812	$161,416	$62,264
Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.
For the year ended December 31, 2024, the Company estimated U.S. federal taxable income exceeded its distributions made from such taxable income during the year; consequently, the Company has elected to carry forward the excess for distribution to holders of the Company’s Units in 2024. The amount carried forward to 2025 is estimated to be approximately $1,934, of which $1,934 is expected to be ordinary income and $— is expected to be capital gains, although these amounts will not be finalized until the 2024 tax returns are filed in 2025.
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
The book-to-tax differences relating to distributions made to the Company’s holders of Units resulted in reclassifications among certain capital accounts as follows:

	As of
	December 31, 2024	December 31, 2023	December 31, 2022
Paid-in capital in excess of par value	$630	$(71)	$(890)
Total distributable earnings (loss)	(630)	71	890
The cost and unrealized gain (loss) on the Company’s consolidated financial instruments, as calculated on a tax basis, at December 31, 2024, December 31, 2023, and December 31, 2022 were as follows:

	As of
	December 31, 2024	December 31, 2023	December 31, 2022
Gross unrealized appreciation	$54,816	$20,911	$607
Gross unrealized depreciation	(78,868)	(53,216)	(76,861)
Net unrealized appreciation (depreciation)	(24,052)	(32,305)	(76,254)
Tax cost of investments at year end	$6,103,560	$3,227,449	$2,051,185
At December 31, 2024, the Company had available for federal income tax purposes unused short-term capital losses of approximately $22,321 and long-term capital losses of approximately $4,780, that do not have an expiration date.
To the extent that capital loss carryforwards are used to offset any future capital gains realized, no capital gains tax liability will be incurred by the Company for gains realized and not distributed. To the extent that capital gains are offset, such gains will not be distributed to the shareholders.

(11)CONSOLIDATED FINANCIAL HIGHLIGHTS
The following are the financial highlights:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the period from March 4, 2021 (inception) to December 31, 2021(4)
Per Unit Data:(1)
Net asset value, beginning of period	$19.11	$18.59	$20.00	$—
Net investment income (loss)	1.78	1.77	1.26	—
Net unrealized and realized gain (loss)(2)	(0.12)	0.52	(1.56)	—
Net increase (decrease) in net assets resulting from operations	1.66	2.29	(0.30)	—
Distributions declared	(1.81)	(1.77)	(1.11)	—
Total increase (decrease) in net assets	(0.15)	0.52	(1.41)	—
Net asset value, end of period	$18.96	$19.11	$18.59	$—
Units outstanding, end of period	172,510,464	120,613,447	68,104,617	—
Weighted average units outstanding	156,537,151	91,230,657	53,379,085	—
Total return based on net asset value(3)	9.05%	12.81%	(1.50)%	—%
Ratio/Supplemental Data:
Members' Capital, end of period	$3,271,186	$2,304,430	$1,266,213	$(456)
Ratio of expenses before waivers to average Members' Capital(4)	9.54%	8.16%	5.41%	—%
Ratio of net expenses to average Members’ Capital(4)	9.16%	8.13%	3.91%	—%
Ratio of net investment income to average Members’ Capital(4)	9.31%	9.34%	7.25%	—%
Asset coverage ratio(5)	213.00%	351.00%	274.00%	—%
Portfolio turnover rate	19.27%	13.96%	4.56%	—%
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
(4)    Amounts are annualized except for incentive fees, organization and offering costs, and other expenses for which expense support was provided, as applicable.
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
(12)SLIC ACQUISTION
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

In connection with the closing of the SLIC Acquisition, the Company paid approximately $562,504 for the SLIC Common Stock, inclusive of transaction related expenses, pursuant to the terms of the Merger Agreement and for the shares of SLIC Common Stock acquired by the Company pursuant to that certain Securities Purchase Agreement, dated as of May 24, 2024, by and between the Company and an investor in SLIC (the “SPA”). The purchase price per share of SLIC Common Stock in the SPA was equal to the price per share paid to former SLIC stockholders pursuant to the Merger Agreement plus an amount per share of SLIC Common Stock equal to the distributions on such shares of SLIC Common Stock acquired pursuant to the SPA with a record date after the date of the SPA and prior to closing of the SLIC Acquisition.

The SLIC Acquisition was accounted for as an asset acquisition in accordance with the asset acquisition method of accounting as detailed in ASC 805-50, Business Combinations—Related Issues (“ASC 805”), and the Company was the accounting survivor following the SLIC Acquisition. Generally, under asset acquisition accounting, acquiring assets in groups not only requires ascertaining the cost of the asset (or net assets), but also allocating that cost to the individual assets (or individual assets and liabilities) that make up the group. The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on their relative fair values of net identifiable assets acquired other than certain “non-qualifying” assets (for example cash) and does not give rise to goodwill.

The following table summarizes the assets and liabilities of SLIC acquired by the Company in connection with the SLIC Acquisition:

As of July 14, 2024
(Unaudited)
Assets acquired
Non-controlled/non-affiliated investments, at fair value	$1,101,382
Cash and cash equivalents	41,990
Other assets	14,665
Total assets acquired	1,158,037
Liabilities assumed
Debt	558,073
Dividend payable	21,506
Other liabilities(1)	16,802
Total liabilities assumed	596,381
Net Assets acquired	561,656
Transaction cost	848
Total consideration paid	562,504
(1) Includes $0.41 million of management fees payable.
(13) SEGMENT REPORTING
The Company operates through a single operating and reporting segment with an investment objective to generate current income and, to a lesser extent, capital appreciation, primarily from directly originated senior secured term loans. The Company’s chief operating decision maker (the “CODM”) includes the Chief Executive Officer, President, Chief Financial Officer, and Chief Operating Officer. The CODM uses the net increase (decrease) in net assets resulting from operations to assess the performance and makes operating decisions of the Company. The evaluation of this metric is used in determining the Company’s distribution policy, portfolio construction and deployment, and strategic initiatives. Segment assets are reflected on the accompanying consolidated statements of assets and liabilities as “total assets” and the significant segment expenses are listed on the accompanying consolidated statements of operations.
(14) SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.
January Issuances and Distribution Declarations
Pursuant to the Company’s continuous private offering, the Company issued approximately 2,728,267 Units for an aggregate offering price of $51,728 effective January 1, 2025.
On January 27, 2025, the Company declared a distribution in the amount of $0.1265 per unit and payable on or around February 5, 2025 to unitholders of record as of January 31, 2025.
On January 27, 2025, the Company declared a special distribution in the amount of $0.0474 per unit and payable on or around April 3, 2025 to unitholders of record as of March 31, 2025.
February Issuances and Distribution Declarations
Pursuant to the Company’s continuous private offering, the Company held a close relating to the sale of its Units for an aggregate offering price of $55,983 effective February 1, 2025.
On February 27, 2025, the Company declared a distribution in the amount of $0.1263 per unit and payable on or around March 5, 2025, to unitholders of record as of February 28, 2025.
March Issuances

Pursuant to the Company’s continuous private offering, the Company held a close relating to the sale of its Units for an aggregate offering price of $79,752 effective March 1, 2025.
Multi-Class Relief
The Company applied for exemptive relief from the SEC that, if granted, will permit the Company to issue multiple classes of its units with varying sales loads, contingent deferred sales charges, and/or asset-based service and/or distribution fees, the details for which will be finalized at a later date at the Company’s discretion.
Exchange Offer
Pursuant to a Registration Statement on Form N-14 (File No. 333-284526), which went effective on February 28, 2025, an exchange offer in which holders of the 2030 Notes that were restricted because they were issued in a private placement are being offered the opportunity to exchange such notes for new, registered notes with substantially identical terms. The exchange offer is expected to close April 1, 2025.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of December 31, 2024 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.
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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2024 was effective.
Attestation Report of the Registered Public Accounting Firm
The independent registered public accounting firm that audited our consolidated financial statements has not issued an audit report on the effectiveness of our internal control over financial reporting, due to exemptions for non-accelerated filers under the Sarbanes-Oxley Act of 2002, as amended.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred for the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information

Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Our Board of Directors oversees our management. Our Board of Directors currently consists of six members, four of whom are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act.
Our Board of Directors elects our officers, who serve at the discretion of our Board of Directors. The responsibilities of each director include the oversight of our investment activity, the quarterly valuation of our assets, and oversight of our financing arrangements. Our Board of Directors has also established an Audit Committee, and a Nominating and Corporate Governance Committee and may establish additional committees in the future.
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

Name	Age	Position(s) held with the Company and Term of Office
Interested Directors
David N. Miller	48	Chair of the Board of Directors since 2021
Jeffrey S. Levin	44	Chief Executive Officer and Director since 2021
Independent Directors
Joan Binstock	71	Director since 2021
Bruce Frank	70	Director since 2021
Adam Metz	63	Director since 2021
Kevin Shannon	69	Director since 2021
The address for each of our directors is c/o North Haven Private Income Fund LLC, 1585 Broadway, New York, NY 10036.
Executive Officers Who Are Not Directors

Name	Age	Position(s) held with the Company
Orit Mizrachi	52	Chief Operating Officer
Michael Occi	41	President
David Pessah	39	Chief Financial Officer
Gauranga Pal	47	Chief Compliance Officer
Dylan Cutinha	35	Principal Accounting Officer
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
Interested Directors
David N. Miller has served as the Chair of our Board of Directors since October 2021 and has served in the same capacity for each of the other MS BDCs since their formation. Mr. Miller is the Global Head of Private Credit & Equity at Morgan Stanley and a member of the IM operating committee. Mr. Miller joined Morgan Stanley in August 2016 and has over 25 years of investing experience. Prior to joining Morgan Stanley, from 2012 to January 2016, Mr. Miller was the President and Chief Executive Officer of Silver Bay Realty Trust Corp., or Silver Bay, a publicly traded real estate investment trust he co-founded in 2011 to capitalize on the significant dislocation in the residential housing market. Prior to Silver Bay, Mr. Miller was a Managing Director at Pine River Capital Management and Two Harbors Investment Corp. where he focused on investment strategy and new business development. During the global financial crisis (2008 – 2011), Mr. Miller served in various roles at the U.S. Department of Treasury, or the Treasury, including as the Chief Investment Officer of the Troubled Asset Relief Program where he created complex crisis response investment programs and managed its $700 billion portfolio. Prior to Treasury, Mr. Miller held various investment roles, including as a portfolio manager at HBK Investments and in the Special Situations Group at Goldman Sachs & Co., where he focused on opportunistic investments in public and private debt and equity. Mr. Miller received an M.B.A. from Harvard Business School and a B.A. magna cum laude in Economics from Dartmouth College where he was elected to Phi Beta Kappa. Mr. Miller’s investing experience and experience as a senior officer of several finance companies led our Nominating and Corporate Governance Committee to conclude that Mr. Miller is qualified to serve as a Director.
Jeffrey S. Levin has served as our Chief Executive Officer and a member of our Board of Directors since October 2021 and has served in the same capacity for each of the other MS BDCs since their formation. Mr. Levin previously served as our President from October 2021 until December 2024. Mr. Levin is Co-Head of Morgan Stanley’s North America Private Credit team, where he serves as the Chair of the Direct Lending Investment Committee and is the Portfolio Manager and the Head of Direct Lending. Mr. Levin also serves as Co-Portfolio Manager of the Senior Loan Fund investment strategy. Prior to rejoining Morgan Stanley in February 2019, Mr. Levin was a Partner and Managing Director at The Carlyle Group and a part of the management team for The Carlyle Group’s Direct Lending Platform. In addition, Mr. Levin served as President of The Carlyle Group’s BDCs from May 2016 to February 2019. From 2012 to May 2016, Mr. Levin served as the Head of Origination for The Carlyle Group’s Direct Lending platform. Prior to joining The Carlyle Group in 2012, Mr. Levin was a founding member of the MS Private Credit platform, where he was responsible for originating, structuring and executing credit and private equity investments across various industries. Prior to that role, Mr. Levin was a member of the Leveraged & Acquisition Finance Group at Morgan Stanley, where he was responsible for originating and executing high yield bond and leveraged loan transactions. Mr. Levin received a B.B.A. from Emory University. Mr. Levin’s investing experience and experience as a senior officer of other BDCs led our Nominating and Corporate Governance Committee to conclude that Mr. Levin is qualified to serve as a Director.
Independent Directors
Joan Binstock has served as a member of our Board of Directors and Chair of our Nominating and Corporate Governance Committee since October 2021 and has served in the same capacity for each of the other MS BDCs since their formation. Ms. Binstock has served as an Advisor at Lovell Minnick Partners, LLC since July 2018, where she is responsible for assisting the firm on deal and operational due diligence activities across all portfolio companies. In addition, she has been a director of the Brown Brothers Harriman US Mutual Funds since September 2019, a member of the board of directors and the Audit Chair of KKR Real Estate Select Trust, Inc., a closed-end management investment company that has elected to be treated as a real estate investment trust, since August 2020, a member of the board of directors of Confluence Technologies, Inc. since April 2023 and a member of the board of directors and Audit Chair of The 2023 ETF Series Trusts since 2023. Ms. Binstock served as a Director of SimCorp A/S from April 2018 to March 2023. Ms. Binstock was a Partner at Lord, Abbett & Co. LLC from 2000 to March 2018, where she served as the Chief Financial Officer. Previously, Ms. Binstock was the Chief Operating Officer at Morgan Grenfell Asset Management. Prior to that, she was a Principal and National Director of the Regulatory and Risk Management Practice at Ernst & Young LLP, the Chief Administrative Officer at BEA/Credit Suisse, and the Chief Administrative Officer of the Capital Markets Group at Goldman Sachs. She served as a Member of the Association of Institutional Investors Board of Directors, was a Director of the Securities Industry and Financial Markets Association, and was a Member of the Global Board of Managers of Omgeo LLC until January 2018. Ms. Binstock is on the board of the Duke School of Medicine Board of Visitors and on the Advisory Council of NY/NJ Year Up and previously served on the board of the Greystone Foundation, each of which is a nonprofit organization. Ms. Binstock is a licensed Certified Public Accountant. She holds a M.B.A. from New York University and a B.A. from the University of Binghamton. Ms. Binstock’s investing experience and experience as a senior executive officer in several finance companies led our Nominating and Corporate Governance Committee to conclude that Ms. Binstock is qualified to serve as a Director.
Bruce D. Frank has served as a member of our Board of Directors and Chair of the Audit Committee since October 2021 and has served in the same capacity for each of the other MS BDCs since their formation. Mr. Frank also serves as a member of the board of directors of Landsea Homes Corporation (f/k/a Landsea Holdings Corporation), where he has served on the board of directors since January 2015 and is currently serving as the Chairman of the Board, chair of the Nominating and Governance Committee and a member of the Audit Committee and Compensation Committees. Mr. Frank previously served on the board of directors of VEREIT, Inc., a real estate operating company, from July 2014 to March 2017 and the board of directors of ACRE Realty Investors Inc., a real estate investment and operating company, from November 2014 to December 2018. Mr. Frank was a Senior Partner at Ernst & Young LLP’s real estate practice within the assurance service line from April 1997 through June 2014. Prior to joining Ernst & Young LLP, Mr. Frank worked at KPMG LLP, a public accounting firm, for 17 years. He has over 35 years of experience providing assurance services to prominent public and private owners, investors and developers, both domestically and globally. His extensive experience has included working on initial public offerings and assisting acquirers in consummating acquisition transactions. Mr. Frank received a Bachelor of Science degree in Accounting from Bentley College, is a member of the American Institute of Certified Public

Accountants and is a Certified Public Accountant in the State of New York. Mr. Frank’s past experience as an accountant led our Nominating and Corporate Governance Committee to conclude that Mr. Frank is qualified to serve as a Director.
Adam Metz has served as a member of our Board of Directors since October 2021 and has served in the same capacity for each of the other MS BDCs since their formation. Mr. Metz has spent over 40 years in the real estate industry. Mr. Metz has served as a director of Hammerson PLC, a British property company, since July 2019. He also serves as chairman of the board of Seritage Growth Properties (NYSE: SRG), a national owner and developer of retail, residential and mixed use properties. Mr. Metz joined The Carlyle Group in October 2013 where he served as Head of International Real Estate and a member of the Management Committee until April 2018. Prior to his tenure at Carlyle, he was a Senior Advisor to Texas Pacific Group Capital’s, or TPG, Real Estate Group. Prior to his role at TPG, Mr. Metz was the Chief Executive Officer of General Growth Properties and led the company through one of the largest and most successful bankruptcy and restructurings in real estate investment trust, or REIT, history. Previously, Mr. Metz co-founded Polaris Capital, LLC, a real estate investment firm. Mr. Metz also served as Executive Vice President and Chief Investment Officer of Rodamco, North America, and President and Chief Financial Officer of Urban Shopping Centers. Prior to these roles, Mr. Metz was a Vice President in the Capital Markets group of JMB Realty, and in the Commercial Real Estate Lending Group at The First National Bank of Chicago as a Corporate Lending Officer. Mr. Metz has served on the advisory boards of the real estate programs at both Cornell University and Northwestern University and on the Smithsonian’s Hirshhorn Museum and Sculpture Garden Board of Trustees in Washington, DC, where he serves as Vice Chair. Previously, Mr. Metz served as an independent director on numerous boards including Galata Acquisition Corp., from June 2021 to July 2023, Forest City Enterprises from April 2018 to December 2018, Parkway Properties, Aliansce Shopping Centers S.A., AMLI Residential Properties Trust, Bally Total Fitness Holding Corp., and Chia’sso Acquisition LLC. Mr. Metz received his Bachelor’s degree from Cornell University, and a Masters of Management degree from Northwestern University. Mr. Metz’s investing experience and experience as a senior executive officer in several real estate companies led our Nominating and Corporate Governance Committee to conclude that Mr. Metz is qualified to serve as a Director.
Kevin Shannon has served as a member of our Board of Directors since October 2021 and Chair of the Compensation Committee since September 2023 and has also served as a member of the board of directors of each of the other MS BDCs since their formation. Mr. Shannon also serves as a member of the board of directors of each of the other MS BDCs. Mr. Shannon also serves on the Advisory Committee of Efferent Health, LLC., a private healthcare startup venture in the medical imaging and data base management field. Mr. Shannon previously served as the Chief Financial Officer of the Harvard Management Company, Inc., the investment advisor for Harvard University’s general investment account, from September 2009 to April 2020. Mr. Shannon served on the Operating Committee from September 2009 to December 2018 and chaired the Valuation Committee from June 2015 to December 2017. In addition, since December 2016, he has overseen both investment and operations of Harvard University’s Trust & Gifts Group. Prior to joining Harvard Management Company, Inc., Mr. Shannon was the Chief Financial Officer and an Executive Vice President at Moore Capital Management, LLC, a large multi-strategy private investment company, where he worked for 15 years. During his tenure he was responsible for all treasury functions and served as a member of the board of directors, Risk Committee, and Valuation Committee. Mr. Shannon served two consecutive terms on the board of directors of the Managed Funds Association, a group representing the global alternative investment industry and its investors and was a member of its Executive Committee as Vice Chairman and Treasurer. Prior to Moore Capital Management, LLC, he was a senior executive at Lehman Brothers where he served as Senior Vice President and Chief Financial Officer of Lehman’s derivative products subsidiary and earlier as Director of Firm Trading Accounting and Controls. Prior to joining Lehman Brothers, Mr. Shannon began his career as an auditor at KPMG LLP, serving financial services clients. Mr. Shannon served a two-year tenure as a part time adjunct lecturer with Baruch College’s Department of Accounting. Mr. Shannon takes an active role in his community; he served on the board of Help for Children for 20 years until December 31, 2023 and was formerly a member of the Audit and Executive Committees, and he is currently a member of the Boston Economics Club. Mr. Shannon received his Bachelor of Science degree, magna cum laude, from New York University and an M.B.A. from Fairleigh Dickinson University. Mr. Shannon’s investing experience and experience as a senior executive officer in several finance companies led our Nominating and Corporate Governance Committee to conclude that Mr. Shannon is qualified to serve as a Director.
Executive Officers Who Are Not Directors
Orit Mizrachi was appointed as our Chief Operating Officer in October 2021 and has served in the same capacity for each of the other MS BDCs since their formation. Ms. Mizrachi has been a Managing Director of IM since January 2023 and previously served as an Executive Director of IM from April 2019 to December 2022. Prior to joining Morgan Stanley in April 2019, Ms. Mizrachi held various senior positions at The Carlyle Group from 2010 to 2018, including the Chief Operating Officer of the direct lending platform and The Carlyle Group’s BDCs as well as serving as interim Chief Financial Officer of The Carlyle Group’s BDCs from September 2014 through March 2015. Prior to joining The Carlyle Group in 2010, Ms. Mizrachi worked in the hedge fund industry as a chief financial officer and controller. Ms. Mizrachi started her career in public accounting as an auditor. Ms. Mizrachi has a Bachelor of Science in Accounting.

Michael Occi was appointed as our President in January 2025 and also serves in the same capacity for each of the other MS BDCs. Mr. Occi previously served as our Chief Administrative Officer from January 2023 until his appointment as President. Mr.Occi has been a Managing Director of IM since April 2022. Mr. Occi joined Morgan Stanley in 2006. Prior to joining IM, Mr. Occi served as Head of Financial Institutions Equity Capital Markets between May 2019 and April 2022. Previously, Mr. Occi held a variety of other roles within Equity Capital Markets as well as in the financial institutions coverage areas in Fixed Income Capital Markets and in the Investment Banking Division. Mr. Occi graduated magna cum laude from Georgetown University, with a BA in Finance and Accounting.
David Pessah was appointed as our Chief Financial Officer in December 2023 and serves in the same capacity for each of the other MS BDCs. Mr. Pessah has been a Managing Director of Morgan Stanley IM since December 2023. Prior to joining Morgan Stanley, Mr. Pessah held various positions at Goldman Sachs from September 2010 to November 2023, most recently as the Chief Financial Officer, Treasurer and Chief Accounting Officer of its business development company complex within Goldman Sachs’ Private Credit group. Mr. Pessah started his career in September 2007 at Ernst & Young LLP as an auditor in their financial services group. Mr. Pessah received his Bachelor of Science in Accounting from the University of Delaware and his MBA in Finance from Baruch College.
Gauranga Pal was appointed as our Chief Compliance Officer in May 2023 and serves in the same capacity for each of the other MS BDCs. In addition, Mr. Pal serves as Executive Director of IM. Mr. Pal joined IM in 2023. Prior to joining Morgan Stanley, Mr. Pal served as a Managing Director and Head of Investments Compliance of Blue Owl Capital where he served as from March 2021 to February 2023. Prior to Blue Owl Capital, Mr. Pal held various positions at Goldman Sachs between January 2005 to February 2021, most recently a Vice President and Senior Compliance Officer. Mr. Pal received his bachelor of technology in Chemical Engineering from the Indian Institute of Technology Kanpur and his MBA from the City University of New York.
Dylan Cutinha was appointed as our Principal Accounting Officer in November 2024. Mr. Cutinha is an Executive Director at Morgan Stanley and a member of Morgan Stanley’s U.S. private credit strategies team within the private credit platform of Morgan Stanley Investment Management. Mr. Cutinha is responsible for the finance, accounting and reporting functions for each of the other MS BDCs and other direct lending vehicles. Prior to joining Morgan Stanley in 2023, Mr. Cutinha was a Director at Lafayette Square on its credit platform. Prior to Lafayette Square, Mr. Cutinha held various positions at The Carlyle Group from 2015 to 2021, on the private credit platform including The Carlyle Group’s BDC complex. Mr. Cutinha started his career in public accounting. Mr. Cutinha received his Bachelor of Science in Accounting from Rutgers University.
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
Insider Trading Policy
Our insider trading policy (the “Insider Trading Policy”) governs the purchase, sale, and/or any other dispositions of our securities by directors, officers, employees and other covered persons and is designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. To the extent we engage in transactions in our securities, we do so in accordance with applicable laws.
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
Investment Committee
The Adviser has established the Investment Committee to be responsible for the Company’s investment decisions and it is comprised of senior investment professionals of IM and is chaired by our Chief Executive Officer and member of the Board of Directors, Jeffrey S. Levin. The Investment Committee also serves as the investment committee for the other MS BDCs. All investment decisions are reviewed and approved by the Investment Committee, which has principal responsibility for approving new investments and overseeing the management of existing investments.
With an average of 25 years of experience, the members of the Investment Committee have significant investing, leveraged finance and risk management experience and provide valuable diligence insights to the Investment Team. The Investment Team leverages the broad experience-set of the Investment Committee to evaluate transactions and develop a framework for seeking appropriate risk-adjusted returns and risk mitigation strategies for target investments.
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
Compensation of Directors
For the fiscal year ended December 31, 2024, the Independent Directors received an annual fee of $100,000 through July 31, 2024 and $125,000 from August 1, 2024 (prorated for any partial year). The chair of the Audit Committee received an additional fee of $7,500 through July 31, 2024 and $15,000 from August 1, 2024 (prorated for any partial year). We are also authorized to pay the reasonable out-of-pocket expenses for each Independent Director incurred in connection with fulfillment of his or her duties as Independent Directors.
We have obtained directors’ and officers’ liability insurance on behalf of our directors and officers. We do not have a profit-sharing or retirement plan, and directors do not receive any pension or retirement benefits. No compensation is paid to directors who are “interested persons.” The Board of Directors reviews and determines the compensation of the Independent Directors.

The following table sets forth information concerning total compensation earned by or paid to each of our Independent Directors for the year ended December 31, 2024. No compensation is paid by the Company to any interested director of the Company.

	Total Compensation from the Company	Total Compensation from the Fund Complex(1)
Joan Binstock	$110,394	$374,945
Bruce Frank	$121,012	$414,254
Adam Metz	$110,394	$374,945
Kevin Shannon	$110,394	$374,945
(1)The “Fund Complex” consists of the Company, Morgan Stanley Direct Lending Fund, North Haven Private Income Fund A LLC, LGAM Private Credit LLC, T Series Middle Market Loan Fund LLC, SL Investment Corp LLC and SL Investment Fund II LLC.

Compensation Committee Interlocks and Insider Participation
We currently do not have a compensation committee of our Board and our Board does not make determinations regarding compensation of executive officers because we do not directly pay any compensation to our executive officers.
Timing of Grants of Options
We did not grant awards of stock options, stock appreciation rights or similar option-like instruments during the fiscal year ended December 31, 2024. Accordingly, we have nothing to report under Item 402(x) of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
The following table sets forth certain information as of March 4, 2025 with respect to our Units for those persons who beneficially own five percent or more of our outstanding Units, each of our directors and officers, and all our officers and directors, as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities.

		Percentage of Units outstanding
Name and address	Type of ownership	Units owned	Percentage
Joan Binstock	Record/Beneficial	3,192	*
Bruce Frank	Record/Beneficial	2,544	*
Jeffrey S. Levin	Record/Beneficial	12,767	*
Adam Metz	—	—	—
David N. Miller	—	—	—
Kevin Shannon	Record/Beneficial	2,584	*
Orit Mizrachi	Record/Beneficial	1,314	*
Michael Occi	Record/Beneficial	5,313	*
David Pessah	—	—	—
Gauranga Pal	—	—	—
Dylan Cutinha	—	—	—
All directors and officers as a group (11 persons)	Record/Beneficial	27,715	*
        *    Represents less than 1.0%
Item 13. Certain Relationships and Related Transactions and Director Independence
Investment Advisory Agreement
We entered into an Investment Advisory Agreement with our Investment Adviser on November 4, 2021. Pursuant to the Investment Advisory Agreement, we pay our Investment Adviser a fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee. The Investment Advisory Agreement has an initial term of two years and continues thereafter from year to year if approved annually by a majority of our unitholders or our Independent Directors. The Investment Advisory Agreement was most recently renewed in August 2024.
Administration Agreement
We entered into the Administration Agreement on November 4, 2021 with our Administrator who provides us with office space, office services and equipment. Under the Administration Agreement, our Administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology, internal audit and investor relations, and being responsible for the financial records that we are required to maintain and preparing reports to our unitholders and reports filed with the SEC. In addition, our Administrator assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our unitholders, our internal control assessment under the Sarbanes-Oxley Act, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administration Agreement was most recently renewed in August 2024.
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
Expense Support and Conditional Reimbursement Agreement
We have entered into the Expense Support Agreement with the Adviser on November 30, 2021. The Adviser may elect to make an Expense Payment on our behalf, provided that no portion of the payment will be used to pay any of our interest expense and/or distributions. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Company in any combination of cash or other immediately available funds no later than 45 days after such commitment was made in writing, and/or offset against amounts due from the Company to the Adviser or its affiliates. The Investment Adviser agreed to make Expense Payments on the Company’s behalf through December 31, 2024. The Expense Support Agreement may require the Company to repay the Investment Adviser for previously waived reimbursement of expense payments under certain circumstances. The previously waived expenses are potentially subject to repayment by the Company, if at all, within a period not to exceed three years from the date of the relevant waiver.
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
Item 14. Principal Accountant Fees and Services
Principal Accountant Fees and Services
Set forth in the table below are audit fees and non-audit related fees billed to the Company and payable to Deloitte for professional services performed for the Company for the year ended December 31, 2024.

Fiscal Year/Period	Audit Fees	Audit-Related Fees (1)	Tax Fees (2)	All Other Fees (3)
2024	$345,000	$70,000	$—	$85,000
2023	$300,000	$—	$—	$—
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
The Audit Committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permitted non-audit services for the Company and for permitted non-audit services for the Company’s investment advisers and any affiliates thereof that provide services to the Company if such non-audit services have a direct impact on the operations or financial reporting of the Company. All of the audit and non-audit services described above for which fees were incurred by the Company for the year ended December 31, 2024, were pre-approved by the Audit Committee, in accordance with its pre-approval policy.
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
2.1
Agreement and Plan of Merger, by and among North Haven Private Income Fund LLC, SL Investment Corp., Cobalt Merger Sub Inc. and MS Capital Partners Adviser Inc., dated as of May 28, 2024 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on May 28, 2024 (File No. 814-01489)).

2.2****
Securities Purchase Agreement, by and among [***], North Haven Private Income Fund LLC and, solely for purposes of section 9 thereof, SL Investment Corp., dated as of May 24, 2024 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on May 28, 2024 (File No. 814-01489)).

3.1	Certificate of Formation of the Company (Incorporated by reference to the Company’s Form 10-12G filed by the Company on January 21, 2022 (File No. 000-56388)).
3.2
Certificate of Amendment of Certificate of Formation of the Company, dated as of November 3, 2021 (Incorporated by reference to the Company’s Form 10-12G filed by the Company on January 21, 2022 (File No. 000-56388)).

3.3
First Amended and Restated Limited Liability Company Agreement of the Company, dated as of October 26, 2021 (Incorporated by reference to the Company’s Form 10-12G filed by the Company on January 21, 2022 (File No. 000-56388)).

3.4
First Amendment to First Amended and Restated Limited Liability Company Agreement of the Company, dated as of November 3, 2021 (Incorporated by reference to the Company’s Form 10-12G filed by the Company on January 21, 2022 (File No. 000-56388)).

4.1*	Description of Securities
4.2
Indenture, dated as of October 1, 2024, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on October 2, 2024 (File No. 814-01489)).

4.3
First Supplemental Indenture, dated as of October 1, 2024, relating to the 5.750% Notes due 2030, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on October 2, 2024 (File No. 814-01489)).

4.4	Form of 5.750% Notes due 2030 (incorporated by reference to Exhibit 4.2 hereto).

4.5
Registration Rights Agreement, dated as October 1, 2024, relating to the 5.750% Notes due 2030, by and among the Company and J.P. Morgan Securities LLC, BNP Paribas Securities Corp., ING Financial Markets LLC, SMBC Nikko Securities America, Inc., and Truist Securities, Inc. a, as the representatives of the Initial Purchasers (Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on October 2, 2024 (File No. 814-01489)).

10.1	Investment Advisory Agreement, dated as of November 4, 2021 (Incorporated by reference to the Company’s Form 10-12G filed by the Company on January 21, 2022 (File No. 000-56388)).
10.2	Administration Agreement, dated as of November 4, 2021 (Incorporated by reference to the Company’s Form 10-12G filed by the Company on January 21, 2022 (File No. 000-56388)).)
10.3	Form of Indemnification Agreement (Incorporated by reference to the Company’s Form 10-12G filed by the Company on January 21, 2022 (File No. 000-56388)).)
10.4a
Master Custodian Agreement by and among each business development company identified on Appendix A thereto and State Street Bank and Trust Company, dated as of September 25, 2019 (Incorporated by reference to the Company’s Form 10-12G filed by the Company on January 21, 2022 (File No. 000-56388)).

10.4b
Form of Joinder to Master Custodian Agreement by and among each business development company identified on Appendix A thereto and State Street Bank and Trust Company, dated as of September 25, 2019 (Incorporated by reference to the Company’s Form 10-12G filed by the Company on January 21, 2022 (File No. 000-56388)).

10.5	Distribution Reinvestment Plan (Incorporated by reference to the Company’s Form 10-12G filed by the Company on January 21, 2022 (File No. 000-56388)).
10.6	Form of Subscription Agreement (Incorporated by reference to the Company’s Form 10-12G filed by the Company on January 21, 2022 (File No. 000-56388)).
10.7	Expense Support and Conditional Reimbursement Agreement, dated November 30, 2021 (Incorporated by reference to the Company’s Form 10-12G filed by the Company on January 21, 2022 (File No. 000-56388)).
10.8
First Amendment to the Expense Support and Conditional Reimbursement Agreement, dated March 15, 2022 (Incorporated by reference to Amendment No. 1 to the Company’s Form 10-12G filed by the Company on March 15, 2022 (File No. 000-56388)).

10.9
Placement Agency Agreement, dated as of November 9, 2021, by and between North Haven Private Income Fund LLC and Morgan Stanley Distribution Inc (Incorporated by reference to Amendment No. 1 to the Company’s Form 10-12G filed by the Company on March 15, 2022 (File No. 000-56388)).

10.10
Second Amended and Restated Facility Agreement, dated as of December 29, 2021, by and among Broadway Funding Holdings, LLC, as the seller, Cliffwater Corporate Lending Fund, as the parent, and the Company, as the purchaser (Incorporated by reference to Amendment No. 1 to the Company’s Form 10-12G filed by the Company on March 15, 2022 (File No. 000-56388)).

10.11
Senior Secured Revolving Credit Agreement, dated as of February 1, 2022 with the Company, as a borrower, ING Capital LLC, as administrative agent, Sumitomo Mitsui Banking Corporation and MUFG Union Bank, N.A., as joint lead arrangers, and the lenders from time to time party thereto (Incorporated by reference to Amendment No. 1 to the Company’s Form 10-12G filed by the Company on March 15, 2022 (File No. 000-56388)).

10.12
Amendment No. 2 to Senior Secured Revolving Credit Agreement, dated as of July 7, 2022 with the Company, as a borrower, ING Capital LLC, as administrative agent, Sumitomo Mitsui Banking Corporation and MUFG Union Bank, N.A., as joint lead arrangers, and the lenders from time to time party thereto (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2022 (File No. 814-01489)).

10.13
Amendment No. 3 to Senior Secured Revolving Credit Agreement, dated as of August 1, 2023 with the Company, as a borrower, ING Capital LLC, as administrative agent and as joint lead arranger and sole book runner (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2023 (File No. 814-01489)).

10.14
Amendment No. 4 to Senior Secured Revolving Credit Agreement, dated as of June 25, 2024 with the North Haven Private Income Fund LLC, as a borrower, ING Capital LLC, as administrative agent, ING Capital LLC and Truist Securities, Inc. as joint book runners and ING Capital LLC, MUFG Bank, Ltd., Sumitomo Mitsui Banking Corporation and Truist Securities, Inc. as joint lead arrangers (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on August 12, 2024 (File No. 814-01489)).

10.15
Amendment No. 5 to Senior Secured Revolving Credit Agreement, dated as of July 15, 2024 with the North Haven Private Income Fund LLC, as a borrower, ING Capital LLC, as administrative agent, ING Capital LLC and Truist Securities, Inc. as joint book runners and ING Capital LLC, MUFG Bank, Ltd., Sumitomo Mitsui Banking Corporation and Truist Securities, Inc. as joint lead arrangers (Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on July 17, 2024 (File No. 814-01489)).

10.16
Joinder Agreement, dated as of February 4, 2022, by Sumitomo Mitsui Banking Corporation, as assuming lender, in favor of North Haven Private Income Fund LLC, as borrower, and ING Capital LLC, as administrative agent (Incorporated by reference to Amendment No. 1 to the Company’s Form 10-12G filed by the Company on March 15, 2022 (File No. 000-56388)).

10.17
Joinder Agreement, dated as of February 4, 2022, by State Street Bank and Trust Company, as assuming lender, in favor of North Haven Private Income Fund LLC, as borrower, and ING Capital LLC, as administrative agent (Incorporated by reference to Amendment No. 1 to the Company’s Form 10-12G filed by the Company on March 15, 2022 (File No. 000-56388)).

10.18
Joinder Agreement, dated as of February 8, 2022, by MUFG Bank, Ltd., as assuming lender, in favor of North Haven Private Income Fund LLC, as borrower, and ING Capital LLC, as administrative agent (Incorporated by reference to Amendment No. 1 to the Company’s Form 10-12G filed by the Company on March 15, 2022 (File No. 000-56388)).

10.19
Joinder Agreement, dated as of July 8, 2022, by Apple Bank for Savings, as assuming lender, in favor of North Haven Private Income Fund LLC, as borrower, and ING Capital LLC, as administrative agent (Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 9, 2023 (File No. 814-01489)).

10.20
Joinder Agreement, dated as of July 8, 2022, by BNP Paribas, as assuming lender, in favor of North Haven Private Income Fund LLC, as borrower, and ING Capital LLC, as administrative agent (Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 9, 2023 (File No. 814-01489)).

10.21
Joinder Agreement, dated as of September 28, 2022, by JPMorgan Chase Bank, N.A., as assuming lender, in favor of North Haven Private Income Fund LLC, as borrower, and ING Capital LLC, as administrative agent (Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 9, 2023 (File No. 814-01489)).

10.22
Loan and Servicing Agreement, dated as of June 29, 2022, among PIF Financing SPV LLC, as borrower, the conduit lenders and institutional lenders from time to time party hereto, as lenders, the lender agents from time to time party hereto, as lender agents, Wells Fargo Bank, National Association, as administrative agent, North Haven Private Income Fund LLC, as equityholder and servicer, and State Street Bank and Trust Company, as collateral agent and collateral custodian (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2022 (File No. 814-01489)).

10.23
First Amendment to the Loan and Servicing Agreement dated as of April 20, 2023 by and among PIF Financing SPV LLC, as borrower, the conduit lenders and institutional lenders from time to time party hereto, as lenders, the lender agents from time to time party hereto, as lender agents, Wells Fargo Bank, National Association, as administrative agent, North Haven Private Income Fund LLC, as equityholder and servicer, and State Street Bank and Trust Company, as collateral agent and collateral custodian (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on April 24, 2023 (File No. 814-01489)).

10.24***
Third Amendment to Loan and Servicing Agreement, dated as of July 12, 2024, by and among by and among PIF Financing SPV LLC, as borrower, the conduit lenders and institutional lenders from time to time party thereto, as lenders, the lender agents from time to time party thereto, as lender agents, Wells Fargo Bank, National Association, as administrative agent, and North Haven Private Income Fund LLC, as equityholder and service(Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on July 15, 2024 (File No. 814-01489)).

10.25
Loan and Security Agreement, dated as of September 12, 2023, among PIF Financing II SPV LLC, as borrower, Citizens Bank, N.A., as facility agent and as a lender, the other lenders party thereto, North Haven Private Income Fund LLC, as servicer, as equityholder and as transferor, and State Street Bank and Trust Company, as collateral agent, as account bank and as collateral custodian (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on September 15, 2023 (File No. 814-01489).

10.26***
Amendment No. 1 to Loan and Security Agreement, dated as of July 10, 2024, by and among PIF Financing II SPV LLC, as borrower, North Haven Private Income Fund LLC, as servicer and equityholder, Citizens Bank, N.A., as facility agent, the Lenders party thereto, and State Street Bank and Trust Company, as collateral agent (Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on July 15, 2024 (File No. 814-01489)).

10.27
Amended and Restated Loan and Security Agreement, dated as of June 3, 2021, incorporating Amendments No. 1-3, among SLIC Financing SPV LLC, SL Investment Corp., SL Investment Feeder Fund L.P., SL Investment Feeder Fund GP Ltd., U.S. Bank National Association, as collateral agent, as collateral administrator and as securities intermediary, JPMorgan Chase Bank, National Association and the lenders party thereto (Incorporated by reference to SL Investment Corp.’s Quarterly Report on Form 10-Q, filed by SL Investment Corp. on August 10, 2022 (File No. 814-01366)).

10.28
Amendment No. 4 to Amended and Restated Loan and Security Agreement, dated as of March 31, 2023, by and among SLIC Financing SPV LLC, as the borrower, SL Investment Corp., as the parent and servicer, SL Investment Feeder Fund L.P. and SL Investment Feeder Fund GP Ltd., as pledgors, U.S. Bank National Association, as collateral agent, as collateral administrator and as securities intermediary, JPMorgan Chase Bank, National Association, as administrative agent, the lenders party thereto, and the issuing banks party thereto (Incorporated by reference to SL Investment Corp.’s Current Report on Form 8-K, filed by SL Investment Corp. on April 4, 2023 (File No. 814-01366)).

10.29
Amendment No. 5 to Amended and Restated Loan and Security Agreement, dated as of June 26, 2024, by and among SLIC Financing SPV LLC, as the borrower, SL Investment Corp., as the parent and servicer, SL Investment Feeder Fund L.P. and SL Investment Feeder Fund GP Ltd., as pledgors, U.S. Bank National Association, as collateral agent, as collateral administrator and as securities intermediary, JPMorgan Chase Bank, National Association, as administrative agent, the lenders party thereto, and the issuing banks party thereto (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on August 12, 2024 (File No. 814-01489)).

10.30
Amendment No. 6 to Amended and Restated Loan and Security Agreement, dated as of July 15, 2024, by and among SLIC Financing SPV LLC, as the borrower, North Haven Private Income Fund LLC, as the parent and servicer, U.S. Bank National Association, as collateral agent, as collateral administrator and as securities intermediary, JPMorgan Chase Bank, National Association, as administrative agent, the lenders party thereto, and the issuing banks party thereto (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on November 12, 2024 (File No. 814-01489)).

10.31
Master Note Purchase Agreement by and between the Company and the purchasers party thereto, dated March 16, 2023 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on March 30, 2023 (File No. 814-01489)).

10.32
 Master Note Purchase Agreement by and between the Company and the purchasers party thereto, dated August 10, 2023 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on August 11, 2023 (File No. 814-01489)).

10.33
First Supplement, dated December 1, 2023, to the Master Note Purchase Agreement by and between the Company and the purchasers party thereto, dated August 10, 2023 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on December 5, 2023 (File No. 814-01489)).

10.34
Second Supplement to Note Purchase Agreement by and between North Haven Private Income Fund LLC and the purchasers party thereto, dated August 5, 2024 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on August 12, 2024 (File No. 814-01489)).

10.35*
Second Amendment and Restated Loan and Security Agreement, dated as of November 26, 2024, by and among SLIC Financing SPV LLC, as the Borrower, North Haven Private Income Fund LLC, as the Parent and Servicer, U.S. Bank National Association, as collateral agent, as collateral administrator and as securities intermediary, JPMorgan Chase Bank, National Association, as Administrative Agent, the lenders party thereto, and the issuing banks party thereto.

14.1	Code of Ethics of the Company (Incorporated by reference to the Company’s Form 10-12G filed by the Company on January 21, 2022 (File No. 000-56388)).
14.2	Code of Ethics of MS Capital Partners Adviser Inc (Incorporated by reference to the Company’s Form 10-12G filed by the Company on January 21, 2022 (File No. 000-56388)).
19.1*	Insider Trading Policy
21.1*	Subsidiaries of the Registrant.

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith
***	Exhibits and schedules to this Exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.
****	Portions of this exhibit, marked by brackets, have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K under the Securities Act of 1933, as amended, because they (i) are not material and (ii) are of the type that the Company treats as private or confidential. The Company undertakes to promptly provide an unredacted copy of this exhibit on a supplemental basis, if requested by the Securities and Exchange Commission or its staff.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

North Haven Private Income Fund LLC
Dated: March 4, 2025	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 4, 2025	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (Principal Executive Officer)

Dated: March 4, 2025	By:	/s/ David Pessah
David Pessah Chief Financial Officer (Principal Financial Officer)

Dated: March 4, 2025	By:	/s/ Dylan Cutinha
Dylan Cutinha Principal Accounting Officer

Dated: March 4, 2025	By:	/s/ David Miller
David Miller Chairman of the Board of Directors

Dated: March 4, 2025	By:	/s/ Joan Binstock
Joan Binstock Director

Dated: March 4, 2025	By:	/s/ Bruce Frank
Bruce Frank Director

Dated: March 4, 2025	By:	/s/ Kevin Shannon
Kevin Shannon Director

Dated: March 4, 2025	By:	/s/ Adam Metz
Adam Metz Director