Form 10-Q
period 2025-03-31
North Haven Private Income Fund LLC
filed 2025-05-12
CIK 1851322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025

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

The number of the registrant’s Class S Units outstanding at May 12, 2025 was 185,139,071.

North Haven Private Income Fund LLC
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025
SIGNATURES

North Haven Private Income Fund LLC
Consolidated Statements of Financial Condition
(In thousands, except unit and per unit amounts)

	As of
	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $6,334,804 and $6,103,560)	$6,287,572	$6,079,019
Non-controlled/affiliated investments, at fair value (amortized cost of $21,924 and $—)	22,107	—
Total investments, at fair value (cost of $6,356,728 and $6,103,560)	6,309,679	6,079,019
Cash and cash equivalents (restricted cash of $8,510 and $1,650)	230,292	218,004
Deferred financing costs	33,293	35,183
Interest and dividend receivable from non-controlled/non-affiliated investments	37,361	58,637
Interest and dividend receivable from non-controlled/affiliated investments	178	—
Receivable for investments sold/repaid	2,822	15,465
Other assets	9,236	2,196
Total assets	6,622,861	6,408,504

Liabilities
Debt (net of unamortized debt issuance costs of $11,829 and $12,828)	2,897,684	2,861,892
Payable for investments purchased	103,731	47,887
Payable to affiliates (Note 3)	553	583
Distributions payable	32,067	26,178
Management fees payable	6,535	7,337
Subscriptions received in advance (Note 8)	56,533	51,728
Payable for units repurchased (Note 8)	65,290	55,792
Income based incentive fee payable	7,611	8,399
Interest and financing costs payable	28,721	53,852
Accrued expenses and other liabilities	15,807	23,670
Total liabilities	3,214,532	3,137,318

Commitments and contingencies (Note 7)

Members' Capital
Units, par value $0.001 per unit (181,148,832 and 172,510,464 units issued and outstanding)	181	173
Paid-in capital in excess of par value	3,485,635	3,321,472
Distributable earnings (loss)	(77,487)	(50,459)
Total members' capital	$3,408,329	$3,271,186
Total liabilities and members' capital	$6,622,861	$6,408,504
Net asset value per unit	$18.82	$18.96

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund LLC
Consolidated Statements of Operations (Unaudited)
(In thousands, except unit and per unit amounts)

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$150,670	$100,240
Payment-in-kind income	6,528	2,600
Dividend income	1,123	960
Other income	3,013	2,169
From non-controlled/affiliated investments:
Interest income	112	—
Payment-in-kind income	63	—
Other income	4	—
Total investment income	161,513	105,969
Expenses:
Interest and other financing expenses	59,855	26,223
Management fees	10,535	7,897
Income based incentive fees	11,611	8,811
Professional fees	1,969	1,369
Directors' fees	130	106
Administrative service fees	4	32
Servicing fees	7,163	5,370
General and other expenses	151	98
Total expenses	91,418	49,906
Management fees waiver (Note 3)	(4,000)	—
Income based incentive fees waiver (Note 3)	(4,000)	—
Net expenses	83,418	49,906
Net investment income before taxes	78,095	56,063
Excise tax expense	—	15
Net investment income after taxes	78,095	56,048
Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	(5,007)	(3,088)
Foreign currency and other transactions	(5)	1
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(23,320)	816
Non-controlled/affiliated investments	183	—
Translation of assets and liabilities in foreign currencies	60	(46)
Net realized and unrealized gain (loss)	(28,089)	(2,317)
Net increase (decrease) in members' capital resulting from operations	$50,006	$53,731

Net investment income (loss) per unit (basic and diluted)	$0.43	$0.41
Earnings (loss) per unit (basic and diluted)	$0.28	$0.40
Weighted average units outstanding:	179,816,535	135,684,002
The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund LLC
Consolidated Statements of Changes in Members’ Capital (Unaudited)
(In thousands, except unit and per unit amounts)

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Members' Capital at beginning of period:	$3,271,186	$2,304,430
Increase (decrease) in members’ capital resulting from operations:
Net investment income (loss)	78,095	56,048
Net realized gain (loss)	(5,012)	(3,087)
Net change in unrealized appreciation (depreciation)	(23,077)	770
Net increase (decrease) in members’ capital resulting from operations	50,006	53,731
Distributions to Unitholders from:
Distributable earnings	(77,034)	(61,611)
Capital transactions:
Issuance of Units	187,462	392,591
Reinvestment of distributions	41,999	33,179
Repurchased Units	(65,290)	(28,707)
Net increase in members' capital resulting from capital transactions	164,171	397,063
Total increase (decrease) in members' capital	137,143	389,183
Members' capital at end of period	$3,408,329	$2,693,613
Distributions per unit	$0.43	$0.45

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund LLC
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities:
Net increase (decrease) in members' capital resulting from operations	$50,006	$53,731
Adjustments to reconcile net increase (decrease) in members' capital resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	23,137	(816)
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(60)	46
Net unrealized (appreciation) depreciation on interest rate swap attributed to unsecured notes	293	582
Net realized (gain) loss on investments	5,007	3,088
Net realized (gain) loss on foreign currency and other transactions	5	(1)
Net accretion of discount and amortization of premium on investments	(6,425)	(3,680)
Payment-in-kind interest and dividend capitalized	(6,863)	(3,278)
Amortization of deferred financing costs	1,924	867
Amortization of debt issuance costs and original issuance discount on unsecured notes	1,141	639
Purchases of investments and change in payable for investments purchased	(493,530)	(658,211)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	317,125	114,767
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	20,920	(4,340)
(Increase) decrease in interest and dividend receivable from non-controlled/affiliated investments	178	—
(Increase) decrease in prepaid expenses and other assets	(3,983)	(78)
(Decrease) increase in payable to affiliates	(30)	(2,193)
(Decrease) increase in management fees payable	(802)	1,368
(Decrease) increase in incentive fees payable	(788)	978
(Decrease) increase in interest payable	(25,131)	(19,244)
(Decrease) increase in accrued expenses and other liabilities	(1,420)	1,395
Net cash provided by (used in) operating activities	(119,296)	(514,380)

Cash flows from financing activities:
Borrowings on debt	$338,250	$345,000
Repayments on debt	(314,000)	(153,500)
Deferred financing costs paid	(34)	(113)
Debt issuance costs paid	(16)	(170)
Distributions paid	(29,146)	(25,268)
Proceeds from issuance of Units	135,734	246,471
Subscriptions received in advance	56,533	106,042
Repurchases of Units	(55,792)	(27,596)
Net cash provided by (used in) financing activities	131,529	490,866

Net increase (decrease) in cash, cash equivalents and restricted cash	12,233	(23,514)
Effect of foreign exchange rate changes on cash	55	(7)

North Haven Private Income Fund LLC
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

Cash, cash equivalents and restricted cash, at beginning of period	218,004	222,244
Cash, cash equivalents and restricted cash, at end of period	$230,292	$198,723

Supplemental information and non-cash activities:
Excise tax paid	$—	$114
Interest expense paid	$81,085	$42,535
Distribution reinvestment paid	$41,999	$33,179
Accrued but unpaid distributions	$32,067	$21,619
Accrued but unpaid repurchases of Units	$65,290	$28,707
Non-cash purchases of investments	$(23,193)	$(21,266)
Non-cash sales of investments	$23,193	$21,266

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2025
(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Debt Investments - non-controlled/non-affiliated
Aerospace & Defense
Jonathan Acquisition Company	(6) (10)	First Lien Debt	S +	5.00%	9.40%	12/22/2026	13,343	$13,297	$13,343	0.39%
Jonathan Acquisition Company	(6) (10) (19)	First Lien Debt	S +	5.00%	9.40%	12/22/2025	343	340	343	0.01
Mantech International CP	(6) (7) (8) (11)	First Lien Debt	S +	5.00%	9.29%	9/14/2029	33,407	33,090	33,407	0.98
Mantech International CP	(6) (11) (19)	First Lien Debt	S +	5.00%	9.29%	9/14/2029	—	(22)	—	—
Mantech International CP	(6) (11) (19)	First Lien Debt	S +	5.00%	9.29%	9/14/2028	—	(37)	—	—
PCX Holding Corp.	(6) (7) (10)	First Lien Debt	S +	6.25%	10.70%	4/22/2027	7,635	7,207	7,156	0.21
PCX Holding Corp.	(6) (7) (10)	First Lien Debt	S +	6.25%	10.70%	4/22/2027	7,689	7,259	7,207	0.21
PCX Holding Corp.	(6) (10)	First Lien Debt	S +	6.25%	10.70%	4/22/2027	793	751	743	0.02
Two Six Labs, LLC	(6) (7) (11)	First Lien Debt	S +	5.25%	9.55%	8/20/2027	24,729	24,454	24,673	0.72
Two Six Labs, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.55%	8/20/2027	1,802	1,753	1,787	0.05
Two Six Labs, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.55%	8/20/2027	439	429	437	0.01
								88,521	89,096	2.61
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(6) (7) (11)	First Lien Debt	S +	4.75%	9.20%	6/11/2027	55,895	55,364	55,878	1.64
RoadOne IntermodaLogistics	(6) (10)	First Lien Debt	S +	6.25%	10.49%	12/29/2028	1,265	1,241	1,231	0.04
RoadOne IntermodaLogistics	(6) (10)	First Lien Debt	S +	6.25%	10.49%	12/29/2028	116	114	113	—
RoadOne IntermodaLogistics	(6) (10) (19)	First Lien Debt	S +	6.25%	10.49%	12/29/2028	101	96	94	—
								56,815	57,316	1.68
Automobile Components
Continental Battery Company	(6) (7) (8) (10) (13) (16)	First Lien Debt	S +	7.00% (incl. 4.08% PIK)	11.06%	1/20/2027	12,945	11,731	6,379	0.19
LTI Holdings, Inc.		First Lien Debt	S +	4.25%	8.57%	7/19/2029	4,980	4,976	4,960	0.15
Randy's Holdings, Inc.	(6) (7) (8) (10)	First Lien Debt	S +	5.00%	9.30%	11/1/2029	13,506	13,273	13,506	0.40
Randy's Holdings, Inc.	(6) (10) (19)	First Lien Debt	S +	5.00%	9.30%	11/1/2029	2,624	2,554	2,624	0.08
Randy's Holdings, Inc.	(6) (10) (19)	First Lien Debt	S +	5.00%	9.30%	11/1/2029	810	780	810	0.02
Sonny's Enterprises, LLC	(6) (7) (8) (10)	First Lien Debt	S +	5.50%	9.95%	8/5/2028	52,624	52,107	49,919	1.46
Sonny's Enterprises, LLC	(6) (10) (19)	First Lien Debt	S +	5.50%	9.95%	8/5/2028	6,002	5,894	5,537	0.16
Sonny's Enterprises, LLC	(6) (10) (19)	First Lien Debt	S +	5.50%	9.95%	8/5/2027	3,227	3,154	2,941	0.09
Spectrum Automotive Holdings Corp.	(6) (7) (11)	First Lien Debt	S +	5.25%	9.58%	6/29/2028	9,904	9,833	9,904	0.29
Spectrum Automotive Holdings Corp.	(6) (11) (19)	First Lien Debt	S +	5.25%	9.58%	6/29/2028	3,191	3,162	3,191	0.09
Spectrum Automotive Holdings Corp.	(6) (11) (19)	First Lien Debt	S +	5.25%	9.58%	6/29/2027	—	(2)	—	—
								107,462	99,771	2.93
Automobiles
ARI Network Services, Inc.	(6) (7) (11)	First Lien Debt	S +	5.00%	9.33%	8/28/2026	23,886	23,776	23,659	0.69
ARI Network Services, Inc.	(6) (7) (11)	First Lien Debt	S +	5.00%	9.33%	8/28/2026	1,520	1,520	1,506	0.04

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2025
(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
ARI Network Services, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.33%	8/28/2026	774	$771	$757	0.02%
COP Collisionright Parent, LLC	(6) (7) (9) (10)	First Lien Debt	S +	5.50%	9.79%	1/29/2030	30,927	30,404	30,927	0.91
COP Collisionright Parent, LLC	(6) (10) (19)	First Lien Debt	S +	5.50%	9.79%	1/29/2030	13,984	13,705	13,984	0.41
COP Collisionright Parent, LLC	(6) (10) (19)	First Lien Debt	S +	5.50%	9.79%	1/29/2030	752	671	752	0.02
Drivecentric Holdings, LLC	(6) (7) (11)	First Lien Debt	S +	4.75%	9.07%	8/15/2031	30,441	30,157	30,310	0.89
Drivecentric Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.07%	8/15/2031	—	(37)	(17)	—
LeadVenture, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.33%	8/28/2026	2,178	2,158	2,148	0.06
MajorDrive Holdings IV, LLC	(12)	First Lien Debt	S +	4.00%	8.56%	6/1/2028	2,962	2,964	2,679	0.08
Turbo Buyer, Inc.	(6) (7) (10)	First Lien Debt	S +	6.00%	10.45%	12/2/2025	15,889	15,514	15,098	0.44
Turbo Buyer, Inc.	(6) (10)	First Lien Debt	S +	6.00%	10.45%	12/2/2025	2,432	2,390	2,310	0.07
Vehlo Purchaser, LLC	(6) (7) (11)	First Lien Debt	S +	5.25%	9.58%	5/24/2028	8,471	8,404	8,428	0.25
Vehlo Purchaser, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.58%	5/24/2028	2,056	1,841	1,837	0.05
Vehlo Purchaser, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.58%	5/24/2028	—	(3)	(2)	—
								134,235	134,376	3.94
Beverages
Vamos Bidco, Inc.	(6) (7) (12)	First Lien Debt	S +	4.75%	9.05%	1/30/2032	11,609	11,495	11,495	0.34
Vamos Bidco, Inc.	(6) (12) (19)	First Lien Debt	S +	4.75%	9.05%	1/30/2032	—	(24)	(24)	—
Vamos Bidco, Inc.	(6) (12) (19)	First Lien Debt	S +	4.75%	9.05%	1/30/2032	—	(14)	(14)	—
								11,457	11,457	0.34
Biotechnology
GraphPad Software, LLC	(6) (11)	First Lien Debt	S +	4.75%	9.05%	6/30/2031	37,463	37,291	37,463	1.10
GraphPad Software, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.05%	6/30/2031	1,112	1,062	1,112	0.03
GraphPad Software, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.05%	6/30/2031	—	(19)	—	—
								38,334	38,575	1.13
Building Products
LHS Borrower, LLC		First Lien Debt	S +	4.75%	9.17%	2/16/2029	3,414	3,348	2,882	0.08
LSF12 Crown US Commercial Bidco, LLC		First Lien Debt	S +	4.25%	8.57%	12/2/2031	3,000	3,014	2,939	0.09
Project Potter Buyer, LLC	(6) (8) (10)	First Lien Debt	S +	6.00%	10.30%	4/23/2027	10,245	10,245	10,245	0.30
Project Potter Buyer, LLC	(6) (10) (19)	First Lien Debt	S +	6.00%	10.30%	4/23/2026	—	—	—	—
								16,607	16,066	0.47
Capital Markets
Orion Advisor Solutions, Inc.	(14)	First Lien Debt	S +	3.75%	8.04%	9/24/2030	4,000	4,030	3,995	0.12

Chemicals
Olympus Water US Holding Corporation	(12)	First Lien Debt	S +	3.00%	7.30%	6/20/2031	4,694	4,706	4,613	0.14
Tank Holding Corp.	(9) (11)	First Lien Debt	S +	6.00%	10.43%	3/31/2028	53,231	52,436	51,108	1.50
Tank Holding Corp.	(11)	First Lien Debt	S +	6.00%	10.43%	3/31/2028	5,996	5,850	5,746	0.17

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2025
(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Tank Holding Corp.	(11) (19)	First Lien Debt	S +	6.00%	10.43%	3/31/2028	—	$(19)	$(72)	—%
V Global Holdings, LLC	(6) (7) (8) (11)	First Lien Debt	S +	5.75%	10.20%	12/22/2027	15,875	15,638	15,085	0.44
V Global Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	5.75%	10.20%	12/22/2027	1,624	1,603	1,513	0.04
80,214	77,993	2.29
Commercial Services & Supplies
365 Retail Markets, LLC	(6) (7) (10)	First Lien Debt	S +	4.50%	8.81%	12/26/2028	7,237	7,237	7,237	0.21
365 Retail Markets, LLC	(6) (7) (10)	First Lien Debt	S +	4.50%	8.81%	12/26/2028	2,322	2,322	2,322	0.07
Allied Universal Holdco, LLC	(12) (14)	First Lien Debt	S +	3.75%	8.17%	5/12/2028	7,470	7,465	7,458	0.22
Atlas Us Finco, Inc.	(6) (7) (8) (10) (15)	First Lien Debt	S +	5.00%	9.29%	12/9/2029	36,374	35,700	36,374	1.07
Atlas Us Finco, Inc.	(6) (10) (15) (19)	First Lien Debt	S +	5.00%	9.29%	12/9/2028	—	(24)	—	—
Belfor Holdings, Inc.	(12)	First Lien Debt	S +	3.00%	7.32%	11/1/2030	1,951	1,967	1,946	0.06
BPG Holdings IV Corp.	(6) (7) (9) (11)	First Lien Debt	S +	6.00%	10.30%	7/29/2029	25,875	24,306	22,889	0.67
Consor Intermediate II, LLC	(6) (11)	First Lien Debt	S +	4.50%	8.80%	5/12/2031	6,837	6,780	6,836	0.20
Consor Intermediate II, LLC	(6) (11) (19)	First Lien Debt	S +	4.50%	8.80%	5/12/2031	—	(19)	(1)	—
Consor Intermediate II, LLC	(6) (11) (19)	First Lien Debt	S +	4.50%	8.80%	5/12/2031	—	(12)	—	—
CRCI Longhorn Holdings, Inc.	(6) (7) (11)	First Lien Debt	S +	5.00%	9.33%	8/27/2031	8,801	8,719	8,801	0.26
CRCI Longhorn Holdings, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.33%	8/27/2031	—	(10)	—	—
CRCI Longhorn Holdings, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.33%	8/27/2031	765	751	765	0.02
Energy Labs Holdings Corp.	(6) (7) (9) (10)	First Lien Debt	S +	5.00%	9.40%	4/7/2028	7,944	7,872	7,844	0.23
Energy Labs Holdings Corp.	(6) (10) (19)	First Lien Debt	S +	5.00%	9.40%	4/7/2028	1,378	1,351	1,336	0.04
Energy Labs Holdings Corp.	(6) (10) (19)	First Lien Debt	S +	5.00%	9.40%	4/7/2028	192	174	168	—
EnergySolutions, LLC	(14)	First Lien Debt	S +	3.25%	7.57%	9/20/2030	4,986	5,011	4,961	0.15
Firebird Acquisition Corp, Inc.	(6) (11)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	9.29%	2/2/2032	5,950	5,921	5,921	0.17
Firebird Acquisition Corp, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	9.29%	2/2/2032	—	(9)	(9)	—
Firebird Acquisition Corp, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	9.29%	2/2/2032	—	(5)	(5)	—
FLS Holding, Inc.	(6) (7) (8) (10) (15)	First Lien Debt	S +	5.25%	9.69%	12/15/2028	23,713	22,635	20,931	0.61
FLS Holding, Inc.	(6) (7) (10) (15)	First Lien Debt	S +	5.25%	9.69%	12/15/2028	5,560	5,308	4,908	0.14
FLS Holding, Inc.	(6) (10) (15) (19)	First Lien Debt	S +	5.25%	9.69%	12/17/2027	1,138	1,045	871	0.03
Foundever Worldwide Corporation	(12)	First Lien Debt	S +	3.75%	8.18%	8/28/2028	4,837	4,848	2,850	0.08
Helios Service Partners, LLC	(6) (10)	First Lien Debt	S +	5.00%	9.56%	3/19/2027	12,280	12,102	12,214	0.36
Helios Service Partners, LLC	(6) (10) (19)	First Lien Debt	S +	5.00%	9.56%	3/19/2027	20,769	20,378	20,596	0.60
Helios Service Partners, LLC	(6) (10) (19)	First Lien Debt	S +	5.00%	9.56%	3/19/2027	—	(52)	(22)	—
Hercules Borrower, LLC	(6) (11)	First Lien Debt	S +	5.25%	9.64%	12/15/2026	33,048	32,794	32,924	0.97
Hercules Borrower, LLC	(6) (11) (19)	First Lien Debt	C +	5.25%	8.02%	12/15/2026	C$	—	(9)	(99)	—

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2025
(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)		Cost(5)	Fair Value	Percentage of Net Assets
HSI Halo Acquisition, Inc.	(6) (8) (11)	First Lien Debt	S +	5.00%	9.29%	6/30/2031	18,974		$18,800	$18,974	0.56%
HSI Halo Acquisition, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.29%	6/30/2031	786		766	786	0.02
HSI Halo Acquisition, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.29%	6/28/2030	—		(26)	—	—
Iris Buyer, LLC	(6) (7) (10) (15)	First Lien Debt	S +	5.25%	9.54%	10/2/2030	19,926		19,529	19,852	0.58
Iris Buyer, LLC	(6) (10) (15)	First Lien Debt	S +	5.25%	9.54%	10/2/2030	1,879		1,845	1,872	0.05
Iris Buyer, LLC	(6) (10) (15) (19)	First Lien Debt	S +	5.25%	9.54%	10/2/2029	865		813	854	0.03
Procure Acquireco, Inc. (Procure Analytics)	(6) (7) (11)	First Lien Debt	S +	4.75%	9.06%	12/20/2028	15,357		15,357	15,357	0.45
Procure Acquireco, Inc. (Procure Analytics)	(6) (11) (19)	First Lien Debt	S +	4.75%	9.06%	12/20/2028	933		929	933	0.03
Procure Acquireco, Inc. (Procure Analytics)	(6) (11) (19)	First Lien Debt	S +	4.75%	9.06%	12/20/2028	—		—	—	—
Pye-Barker Fire & Safety, LLC	(6) (11)	First Lien Debt	S +	4.50%	8.80%	5/26/2031	18,135		18,135	18,135	0.53
Pye-Barker Fire & Safety, LLC	(6) (11) (19)	First Lien Debt	S +	4.50%	8.80%	5/26/2031	2,923		2,877	2,923	0.09
Pye-Barker Fire & Safety, LLC	(6) (11) (19)	First Lien Debt	S +	4.50%	8.80%	5/24/2030	314		292	314	0.01
Routeware, Inc.	(6) (7) (10)	First Lien Debt	S +	5.25%	9.55%	9/18/2031	4,773		4,728	4,744	0.14
Routeware, Inc.	(6) (10) (19)	First Lien Debt	S +	5.25%	9.55%	9/18/2031	136		125	123	—
Routeware, Inc.	(6) (10) (19)	First Lien Debt	S +	5.25%	9.55%	9/18/2031	—		(5)	(3)	—
Sherlock Buyer Corp.	(6) (7) (8) (10)	First Lien Debt	S +	5.75%	10.15%	12/8/2028	25,036		24,951	25,036	0.73
Sherlock Buyer Corp.	(6) (10) (19)	First Lien Debt	S +	5.75%	10.15%	12/8/2027	—		(7)	—	—
Surewerx Purchaser III, Inc.	(6) (7) (8) (11) (15)	First Lien Debt	S +	5.25%	9.55%	12/28/2029	4,029		3,984	4,025	0.12
Surewerx Purchaser III, Inc.	(6) (11) (15)	First Lien Debt	C +	5.25%	7.91%	12/28/2029	C$	2,611	1,884	1,812	0.05
Surewerx Purchaser III, Inc.	(6) (11) (15) (19)	First Lien Debt	S +	5.25%	9.55%	12/28/2029	225		217	224	0.01
Surewerx Purchaser III, Inc.	(6) (11) (15) (19)	First Lien Debt	S +	5.25%	9.55%	12/28/2028	730		714	728	0.02
Surewerx Purchaser III, Inc.	(6) (11) (15)	First Lien Debt	C +	5.25%	7.91%	12/28/2028	C$	20	14	14	—
Sweep Midco, LLC	(6) (7) (10) (17)	Second Lien Debt				3/12/2034	1,086		543	539	0.02
Sweep Midco, LLC	(6) (7) (10) (17)	Second Lien Debt				3/12/2036	3,156		—	—	—
Sweep Purchaser, LLC	(6) (7) (10)	First Lien Debt	S +	5.75% PIK	10.15%	6/30/2027	4,077		4,077	4,077	0.12
Sweep Purchaser, LLC	(6) (7) (10)	First Lien Debt	S +	5.75%	10.15%	6/30/2027	2,045		2,045	2,045	0.06
Sweep Purchaser, LLC	(6) (10) (19)	First Lien Debt	S +	5.75%	10.15%	6/30/2027	—		—	—	—
Tamarack Intermediate, LLC	(6) (7) (11)	First Lien Debt	S +	5.75%	10.20%	3/13/2028	22,683		22,404	22,513	0.66
Tamarack Intermediate, LLC	(6) (11)	First Lien Debt	S +	5.75%	10.20%	3/13/2028	2,225		2,186	2,208	0.06
Tamarack Intermediate, LLC	(6) (11) (19)	First Lien Debt	S +	5.75%	10.20%	3/13/2028	—		(39)	(25)	—
Tempo Acquisition, LLC		First Lien Debt	S +	1.75%	6.07%	8/31/2028	3,977		3,989	3,943	0.12
Transit Technologies, LLC	(6) (11)	First Lien Debt	S +	4.75%	9.17%	8/20/2031	12,091		11,978	12,091	0.35
Transit Technologies, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.17%	8/20/2031	1,353		1,326	1,353	0.04
Transit Technologies, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.17%	8/20/2030	—		(23)	—	—
TruGreen Limited Partnership		First Lien Debt	S +	4.00%	8.42%	11/2/2027	4,836		4,811	4,542	0.13
Vensure Employer Services, Inc.	(6) (7) (12)	First Lien Debt	S +	5.00%	9.30%	9/26/2031	26,100		25,857	25,921	0.76
Vensure Employer Services, Inc.	(6) (12) (19)	First Lien Debt	S +	5.00%	9.30%	9/26/2031	1,003		965	960	0.03

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2025
(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
VRC Companies, LLC	(6) (7) (10)	First Lien Debt	S +	5.75%	10.07%	6/29/2027	50,231	$50,021	$50,231	1.47%
VRC Companies, LLC	(6) (10)	First Lien Debt	S +	5.75%	10.07%	6/29/2027	47,474	47,005	47,474	1.39
VRC Companies, LLC	(6) (10) (19)	First Lien Debt	S +	5.75%	10.07%	6/29/2027	—	—	—	—
								507,613	504,591	14.80
Construction & Engineering
Arcoro Holdings Corp.	(6) (10)	First Lien Debt	S +	5.50%	9.80%	3/28/2030	56,961	55,969	55,208	1.62
Arcoro Holdings Corp.	(6) (10) (19)	First Lien Debt	S +	5.50%	9.80%	3/28/2030	—	(143)	(265)	-0.01
Artera Services, LLC		First Lien Debt	S +	4.50%	8.80%	2/15/2031	1,990	1,973	1,883	0.06
Centuri Group, Inc.	(12)	First Lien Debt	S +	2.50%	6.94%	8/27/2028	1,897	1,896	1,894	0.06
Crown Subsea Communications Holding, Inc.	(14)	First Lien Debt	S +	4.00%	8.32%	1/30/2031	3,990	4,025	3,990	0.12
KPSKY Acquisition, Inc.	(6) (7) (8) (11)	First Lien Debt	S +	5.50%	9.89%	10/19/2028	20,695	19,878	18,773	0.55
KPSKY Acquisition, Inc.	(6) (7) (11)	First Lien Debt	S +	5.50%	9.89%	10/19/2028	16,493	16,143	14,961	0.44
LJ Avalon Holdings, LLC	(6) (10)	First Lien Debt	S +	4.75%	9.07%	2/1/2030	2,937	2,869	2,937	0.09
LJ Avalon Holdings, LLC	(6) (10) (19)	First Lien Debt	S +	4.75%	9.07%	2/1/2030	1,202	1,166	1,202	0.04
LJ Avalon Holdings, LLC	(6) (10) (19)	First Lien Debt	S +	4.75%	9.07%	2/1/2029	—	(9)	—	—
Superman Holdings, LLC	(6) (7) (11)	First Lien Debt	S +	4.50%	8.80%	8/29/2031	25,330	25,211	25,330	0.74
Superman Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	4.50%	8.80%	8/29/2031	5,298	5,255	5,298	0.16
Superman Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	4.50%	8.80%	8/29/2031	—	(17)	—	—
								134,216	131,211	3.85
Consumer Staples Distribution & Retail
PDI TA Holdings, Inc.	(6) (7) (11)	First Lien Debt	S +	5.50%	9.79%	2/3/2031	41,566	41,222	41,566	1.22
PDI TA Holdings, Inc.	(6) (11) (19)	First Lien Debt	S +	5.50%	9.79%	2/3/2031	—	(31)	—	—
PDI TA Holdings, Inc.	(6) (11) (19)	First Lien Debt	S +	5.50%	9.79%	2/3/2031	501	470	501	0.01
								41,661	42,067	1.23
Containers & Packaging
Berlin Packaging, LLC	(14)	First Lien Debt	S +	3.50%	7.82%	6/7/2031	5,965	5,970	5,939	0.17
BP Purchaser, LLC	(6) (7) (8) (11)	First Lien Debt	S +	5.50% PIK	10.06%	12/11/2028	34,285	32,916	30,191	0.89
Clydesdale Acquisition Holdings, Inc.	(14)	First Lien Debt	S +	3.18%	7.50%	4/13/2029	7,303	7,306	7,266	0.21
FORTIS Solutions Group, LLC	(6) (7) (11)	First Lien Debt	S +	5.50%	9.90%	10/13/2028	21,909	21,822	21,909	0.64
FORTIS Solutions Group, LLC	(6) (11)	First Lien Debt	S +	5.50%	9.90%	10/13/2028	330	279	330	0.01
FORTIS Solutions Group, LLC	(6) (11) (19)	First Lien Debt	S +	5.50%	9.90%	10/15/2027	810	804	810	0.02
Proampac PG Borrower, LLC		First Lien Debt	S +	4.00%	8.31%	9/15/2028	2,957	2,970	2,935	0.09
								72,067	69,380	2.04
Distributors
48Forty Solutions, LLC	(6) (7) (9) (10)	First Lien Debt	S +	6.00% (incl. 3.50% PIK)	10.46%	11/30/2029	46,817	45,416	28,853	0.85
48Forty Solutions, LLC	(6) (10) (19)	First Lien Debt	S +	6.00% (incl. 3.50% PIK)	10.46%	11/30/2029	2,705	2,496	(26)	—
ABB Concise Optical Group, LLC	(6) (8) (11)	First Lien Debt	S +	7.50%	11.95%	2/23/2028	17,008	16,767	15,668	0.46

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2025
(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Bradyplus Holdings, LLC	(6) (7) (8) (9) (10)	First Lien Debt	S +	5.00%	9.29%	10/31/2029	44,296	$43,594	$44,296	1.30%
Bradyplus Holdings, LLC	(6) (10) (19)	First Lien Debt	S +	5.00%	9.29%	10/31/2029	280	260	280	0.01
PT Intermediate Holdings III, LLC	(6) (7) (8) (11)	First Lien Debt	S +	5.00% (incl. 1.75% PIK)	9.30%	4/9/2030	60,320	59,719	60,320	1.77
PT Intermediate Holdings III, LLC	(6) (11) (19)	First Lien Debt	S +	5.00% (incl. 1.75% PIK)	9.30%	4/9/2030	—	(5)	—	—
								168,247	149,391	4.38
Diversified Consumer Services
Any Hour, LLC	(6) (12)	First Lien Debt	S +	5.25%	9.55%	5/23/2030	11,773	11,615	11,604	0.34
Any Hour, LLC	(6) (12) (19)	First Lien Debt	S +	5.25%	9.55%	5/23/2030	333	309	284	0.01
Any Hour, LLC	(6) (12) (19)	First Lien Debt	S +	5.25%	9.55%	5/23/2030	935	913	910	0.03
Any Hour, LLC	(6)	Other Debt		13.00% PIK	13.00%	5/23/2031	3,289	3,235	3,223	0.09
Apex Service Partners, LLC	(6) (7) (8) (9) (10)	First Lien Debt	S +	5.00%	9.31%	10/24/2030	71,923	70,963	71,923	2.11
Apex Service Partners, LLC	(6) (10)	First Lien Debt	S +	5.00%	9.31%	10/24/2030	17,123	16,853	17,123	0.50
Apex Service Partners, LLC	(6) (10) (19)	First Lien Debt	S +	5.00%	9.31%	10/24/2029	4,814	4,744	4,814	0.14
Ascend Learning, LLC	(12) (14)	First Lien Debt	S +	3.00%	7.32%	12/11/2028	7,356	7,325	7,260	0.21
Assembly Intermediate, LLC	(6) (7) (10)	First Lien Debt	S +	5.25%	9.55%	10/19/2027	8,889	8,547	8,889	0.26
Assembly Intermediate, LLC	(6) (10)	First Lien Debt	S +	5.25%	9.55%	10/19/2027	1,778	1,708	1,778	0.05
Assembly Intermediate, LLC	(6) (10) (19)	First Lien Debt	S +	5.25%	9.55%	10/19/2027	—	(33)	—	—
DA Blocker Corp.	(6) (9) (11) (15)	First Lien Debt	S +	4.75%	9.05%	2/10/2032	7,759	7,683	7,683	0.23
DA Blocker Corp.	(6) (11) (15) (19)	First Lien Debt	S +	4.75%	9.05%	2/10/2032	—	(12)	(12)	—
DA Blocker Corp.	(6) (11) (15) (19)	First Lien Debt	S +	4.75%	9.05%	2/10/2032	242	235	235	0.01
Eclipse Buyer, Inc.	(6) (7) (12)	First Lien Debt	S +	4.75%	9.06%	9/8/2031	8,362	8,283	8,362	0.25
Eclipse Buyer, Inc.	(6) (12) (19)	First Lien Debt	S +	4.75%	9.06%	9/8/2031	—	(6)	—	—
Eclipse Buyer, Inc.	(6) (12) (19)	First Lien Debt	S +	4.75%	9.06%	9/8/2031	—	(7)	—	—
Essential Services Holding Corporation	(6) (8) (11)	First Lien Debt	S +	5.00%	9.30%	6/17/2031	18,624	18,453	18,624	0.55
Essential Services Holding Corporation	(6) (11) (19)	First Lien Debt	S +	5.00%	9.30%	6/17/2031	—	(23)	—	—
Essential Services Holding Corporation	(6) (11) (19)	First Lien Debt	S +	5.00%	9.30%	6/17/2030	515	488	515	0.02
EVDR Purchaser, Inc.	(6) (11)	First Lien Debt	S +	5.50%	9.83%	2/14/2031	41,394	40,669	41,394	1.21
EVDR Purchaser, Inc.	(6) (11) (19)	First Lien Debt	S +	5.50%	9.83%	2/14/2031	—	(100)	—	—
EVDR Purchaser, Inc.	(6) (11) (19)	First Lien Debt	S +	5.50%	9.83%	2/14/2031	717	597	717	0.02
FPG Intermediate Holdco, LLC	(6) (10) (13)	First Lien Debt	S +	6.75% (incl. 5.75% PIK)	11.20%	3/5/2027	7,667	7,559	5,501	0.16
FPG Intermediate Holdco, LLC	(6) (10) (19)	First Lien Debt	S +	6.75% (incl. 5.75% PIK)	11.20%	3/5/2027	289	289	289	0.01
Heartland Home Services	(6) (11)	First Lien Debt	S +	5.75%	10.15%	12/15/2026	23,050	22,874	22,032	0.65
KUEHG Corp.	(12)	First Lien Debt	S +	3.25%	7.55%	6/12/2030	7,343	7,371	7,324	0.21

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2025
(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Lightspeed Solution, LLC	(6) (7) (11)	First Lien Debt	S +	6.50% (incl. 2.17% PIK)	10.83%	3/1/2028	22,992	$22,789	$22,959	0.67%
Lightspeed Solution, LLC	(6) (11)	First Lien Debt	S +	6.50% (incl. 2.17% PIK)	10.83%	3/1/2028	1,364	1,352	1,364	0.04
Express Wash Acquisition Company, LLC	(6) (7) (10)	First Lien Debt	S +	6.50%	11.07%	7/14/2028	9,804	9,587	8,775	0.26
Express Wash Acquisition Company, LLC	(6) (10)	First Lien Debt	S +	6.50%	11.07%	7/14/2028	2,073	2,027	1,855	0.05
Express Wash Acquisition Company, LLC	(6) (10) (19)	First Lien Debt	S +	6.50%	11.07%	7/14/2028	262	253	212	0.01
Project Accelerate Parent, LLC	(6) (11)	First Lien Debt	S +	5.25%	9.57%	2/24/2031	33,435	33,139	33,435	0.98
Project Accelerate Parent, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.57%	2/24/2031	—	(40)	—	—
Spring Education Group, Inc.		First Lien Debt	S +	4.00%	8.30%	10/4/2030	3,950	3,963	3,939	0.12
Vertex Service Partners, LLC	(6) (7) (9) (11)	First Lien Debt	S +	6.00%	10.30%	11/8/2030	9,801	9,594	9,801	0.29
Vertex Service Partners, LLC	(6) (11) (19)	First Lien Debt	S +	6.00%	10.30%	11/8/2030	19,137	18,726	19,137	0.56
Vertex Service Partners, LLC	(6) (11) (19)	First Lien Debt	S +	6.00%	10.30%	11/8/2030	900	849	900	0.03
Wand NewCo 3, Inc.		First Lien Debt	S +	2.50%	6.82%	1/30/2031	7,279	7,285	7,163	0.21
								350,056	350,012	10.27
Electric Utilities
Kohler Energy Co, LLC		First Lien Debt	S +	3.75%	8.05%	5/1/2031	4,591	4,630	4,512	0.13

Electrical Equipment
Spark Buyer, LLC	(6) (7) (11)	First Lien Debt	S +	5.25%	9.57%	10/15/2031	5,299	5,224	5,253	0.15
Spark Buyer, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.57%	10/15/2031	—	(15)	(19)	—
Spark Buyer, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.57%	10/15/2031	—	(15)	(9)	—
								5,194	5,225	0.15
Electronic Equipment, Instruments & Components
Abracon Group Holdings, LLC	(6) (7) (8) (11)	First Lien Debt	S +	6.60% (incl. 4.60% PIK)	10.96%	7/6/2028	28,407	27,704	22,264	0.65
Abracon Group Holdings, LLC	(6) (11)	First Lien Debt	S +	6.50% (incl. 4.60% PIK)	10.96%	7/6/2028	1,900	1,856	1,489	0.04
Chamberlain Group, Inc.	(14)	First Lien Debt	S +	3.25%	7.67%	11/3/2028	6,842	6,836	6,772	0.20
DG Investment Intermediate Holdings 2, Inc.		First Lien Debt	S +	3.75%	8.19%	3/31/2028	4,358	4,360	4,325	0.13
Dwyer Instruments, Inc.	(6) (7) (9) (11)	First Lien Debt	S +	4.75%	9.05%	7/20/2029	54,333	53,654	54,060	1.59
Dwyer Instruments, Inc.	(6) (11) (19)	First Lien Debt	S +	4.75%	9.05%	7/20/2029	23,697	23,325	23,569	0.69
Dwyer Instruments, Inc.	(6) (11) (19)	First Lien Debt	S +	4.75%	9.05%	7/20/2029	316	259	288	0.01
Infinite Bidco, LLC	(6) (9) (12)	First Lien Debt	S +	6.25%	10.57%	3/2/2028	9,139	9,053	9,139	0.27
Infinite Bidco, LLC	(7) (12)	Second Lien Debt	S +	7.00%	11.55%	3/2/2029	12,800	11,240	11,032	0.32
Infinite Bidco, LLC	(12)	Second Lien Debt	S +	7.00%	11.55%	3/2/2029	4,000	3,526	3,448	0.10
Magneto Components Buyco, LLC	(6) (7) (8) (9) (11)	First Lien Debt	S +	6.00% (incl.2.58% PIK)	10.30%	12/5/2030	48,403	47,658	47,470	1.39

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2025
(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Magneto Components Buyco, LLC	(6) (11) (19)	First Lien Debt	S +	6.00% (incl. 2.58% PIK)	10.30%	12/5/2030	—	$(71)	$(183)	-0.01%
Magneto Components Buyco, LLC	(6) (11) (19)	First Lien Debt	S +	6.00% (incl. 2.58% PIK)	10.30%	12/5/2029	—	(113)	(153)	—
NSI Holdings, Inc.	(6) (8) (11)	First Lien Debt	S +	5.00%	9.30%	11/15/2031	22,785	22,566	22,562	0.66
NSI Holdings, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.30%	11/15/2031	—	(17)	(40)	—
NSI Holdings, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.30%	11/15/2031	—	(39)	(40)	—
								211,797	206,002	6.04
Entertainment
Renaissance Holding Corp.	(12)	First Lien Debt	S +	4.00%	8.32%	4/5/2030	2,955	2,952	2,896	0.08

Financial Services
Applitools, Inc.	(6) (7) (11) (15)	First Lien Debt	S +	6.25% PIK	10.55%	5/25/2029	15,247	15,096	15,152	0.44
Applitools, Inc.	(6) (11) (15) (19)	First Lien Debt	S +	6.25%	10.55%	5/25/2028	—	(17)	(10)	—
Boost Newco Borrower, LLC		First Lien Debt	S +	2.00%	6.30%	1/31/2031	7,481	7,506	7,423	0.22
Cerity Partners, LLC	(6) (7) (8) (11)	First Lien Debt	S +	5.25%	9.56%	7/30/2029	3,516	3,478	3,516	0.10
Cerity Partners, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.56%	7/30/2029	9,371	9,236	9,338	0.27
Cerity Partners, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.56%	7/28/2028	408	403	408	0.01
GC Waves Holdings, Inc.	(6) (11)	First Lien Debt	S +	4.75%	9.18%	10/4/2030	27,498	26,974	27,498	0.81
GC Waves Holdings, Inc.	(6) (11) (19)	First Lien Debt	S +	4.75%	9.18%	10/4/2030	6,616	6,129	6,616	0.19
GC Waves Holdings, Inc.	(6) (11) (19)	First Lien Debt	S +	4.75%	9.18%	10/4/2030	—	(27)	—	—
MAI Capital Management Intermediate, LLC	(6) (7) (11)	First Lien Debt	S +	4.75%	9.05%	8/29/2031	4,632	4,589	4,632	0.14
MAI Capital Management Intermediate, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.05%	8/29/2031	1,083	1,065	1,083	0.03
MAI Capital Management Intermediate, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.05%	8/29/2031	249	240	249	0.01
PMA Parent Holdings, LLC	(6) (7) (11)	First Lien Debt	S +	5.25%	9.58%	1/31/2031	3,410	3,361	3,380	0.10
PMA Parent Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.58%	1/31/2031	—	(3)	(2)	—
RFS Opco, LLC	(6) (12)	First Lien Debt	S +	4.75%	9.05%	4/4/2031	16,915	16,973	16,915	0.50
RFS Opco, LLC	(6) (19)	First Lien Debt	S +	3.50%	7.79%	4/4/2029	17,333	17,125	17,301	0.51
SitusAMC Holdings Corp.	(6) (11)	First Lien Debt	S +	5.50%	9.90%	12/22/2027	15,768	15,723	15,768	0.46
Smarsh, Inc.	(6) (7) (11)	First Lien Debt	S +	4.75%	9.05%	2/16/2029	11,250	11,174	11,174	0.33
Smarsh, Inc.	(6) (11) (19)	First Lien Debt	S +	4.75%	9.05%	2/16/2029	—	(4)	(4)	—
Smarsh, Inc.	(6) (11) (19)	First Lien Debt	S +	4.75%	9.05%	2/16/2029	214	203	203	0.01
Trintech, Inc.	(6) (7) (8) (10)	First Lien Debt	S +	5.50%	9.83%	7/25/2029	69,758	68,624	69,322	2.03
Trintech, Inc.	(6) (10) (19)	First Lien Debt	S +	5.50%	9.83%	7/25/2029	1,735	1,642	1,697	0.05
								209,490	211,659	6.21
Food Products
Familia Intermediate Holdings I Corp. (Teasdale Latin Foods)	(6) (16)	Other Debt		16.25% PIK	16.25%	6/18/2026	500	307	36	—

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2025
(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Teasdale Foods, Inc. (Teasdale Latin Foods)	(6) (7) (10)	First Lien Debt	S +	6.25%	10.69%	12/18/2025	3,595	$3,503	$3,163	0.09%
								3,810	3,199	0.09
Ground Transportation
PODS, LLC	(11)	First Lien Debt	S +	3.00%	7.55%	3/31/2028	4,837	4,840	4,361	0.13
SV Newco 2, Inc.	(6) (11) (15)	First Lien Debt	S +	4.75%	9.05%	6/2/2031	35,105	34,625	34,971	1.03
SV Newco 2, Inc.	(6) (11) (15) (19)	First Lien Debt	S +	4.75%	9.05%	6/2/2031	8,666	8,457	8,582	0.25
SV Newco 2, Inc.	(6) (11) (15) (19)	First Lien Debt	S +	4.75%	9.05%	6/2/2031	—	(175)	(51)	—
								47,747	47,863	1.40
Health Care Equipment & Supplies
Journey Personal Care Corp.	(11)	First Lien Debt	S +	3.75%	8.05%	3/1/2028	4,952	4,900	4,890	0.14
Medline Borrower, LP	(12)	First Lien Debt	S +	2.25%	6.57%	10/23/2028	6,668	6,670	6,652	0.20
PerkinElmer U.S., LLC	(6) (7) (9) (10)	First Lien Debt	S +	5.00%	9.32%	3/13/2029	27,310	26,739	27,310	0.80
Tidi Legacy Products, Inc.	(6) (7) (9) (10)	First Lien Debt	S +	5.25%	9.58%	12/19/2029	11,112	10,932	11,112	0.33
Tidi Legacy Products, Inc.	(6) (10) (19)	First Lien Debt	S +	5.25%	9.58%	12/19/2029	—	(23)	—	—
Tidi Legacy Products, Inc.	(6) (10) (19)	First Lien Debt	S +	5.25%	9.58%	12/19/2029	—	(33)	—	—
YI, LLC	(6) (7) (9) (10)	First Lien Debt	S +	5.75%	10.05%	12/3/2029	17,665	17,375	17,634	0.52
YI, LLC	(6) (10) (19)	First Lien Debt	S +	5.75%	10.05%	12/3/2029	—	(29)	(7)	—
YI, LLC	(6) (10) (19)	First Lien Debt	S +	5.75%	10.05%	12/3/2029	—	(43)	(5)	—
								66,488	67,586	1.98
Health Care Providers & Services
Advarra Holdings, Inc.	(6) (9) (11)	First Lien Debt	S +	4.50%	8.83%	9/15/2031	12,882	12,658	12,882	0.38
Advarra Holdings, Inc.	(6) (11) (19)	First Lien Debt	S +	4.50%	8.83%	9/15/2031	—	(3)	—	—
CHG Healthcare Services, Inc.	(12)	First Lien Debt	S +	3.00%	7.31%	9/29/2028	4,838	4,849	4,828	0.14
CNT Holdings I Corp.	(11)	First Lien Debt	S +	2.50%	6.80%	11/8/2032	6,850	6,860	6,801	0.20
DCA Investment Holdings, LLC	(6) (7) (8) (11)	First Lien Debt	S +	6.50%	10.73%	4/3/2028	49,701	49,199	48,682	1.43
DCA Investment Holdings, LLC	(6) (7) (11)	First Lien Debt	S +	6.50%	10.73%	4/3/2028	3,817	3,772	3,739	0.11
Electron BidCo, Inc.	(12)	First Lien Debt	S +	2.75%	7.07%	11/1/2028	6,860	6,865	6,842	0.20
Ensemble RCM, LLC		First Lien Debt	S +	3.00%	7.29%	8/1/2029	4,606	4,615	4,598	0.13
Gateway US Holdings, Inc.	(6) (7) (8) (11) (15)	First Lien Debt	S +	4.75%	9.05%	9/22/2028	11,899	11,843	11,899	0.35
Gateway US Holdings, Inc.	(6) (11) (15) (19)	First Lien Debt	S +	4.75%	9.05%	9/22/2028	3,355	3,327	3,355	0.10
Gateway US Holdings, Inc.	(6) (11) (15) (19)	First Lien Debt	S +	4.75%	9.05%	9/22/2028	—	(2)	—	—
Heartland Veterinary Partners, LLC	(6) (7) (8) (10)	First Lien Debt	S +	4.75%	9.47%	12/10/2026	6,312	6,302	6,312	0.19
Heartland Veterinary Partners, LLC	(6) (7) (10)	Second Lien Debt		14.50% (incl. 7.00% PIK)	14.50%	12/10/2027	772	767	769	0.02
Heartland Veterinary Partners, LLC	(6) (7) (10)	First Lien Debt	S +	4.75%	9.47%	12/10/2026	14,292	14,272	14,292	0.42
Heartland Veterinary Partners, LLC	(6) (10)	Second Lien Debt		14.50% (incl. 7.00% PIK)	14.50%	12/10/2027	300	298	299	0.01

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2025
(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Heartland Veterinary Partners, LLC	(6) (10) (19)	First Lien Debt	S +	4.75%	9.47%	12/10/2026	—	$(2)	$—	—%
iCIMS, Inc.	(6) (7) (11)	First Lien Debt	S +	5.75%	10.04%	8/18/2028	16,989	16,856	16,989	0.50
iCIMS, Inc.	(6) (11) (19)	First Lien Debt	S +	5.75%	10.04%	8/18/2028	68	65	68	—
Imagine 360, LLC	(6) (8) (11)	First Lien Debt	S +	4.75%	9.05%	10/2/2028	13,299	13,181	13,263	0.39
Imagine 360, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.05%	10/2/2028	—	(8)	(5)	—
Imagine 360, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.05%	10/2/2028	—	(10)	(3)	—
Intelerad Medical Systems Incorporated	(6) (10) (15)	First Lien Debt	S +	6.50%	10.94%	8/21/2026	9,396	9,263	9,114	0.27
Intelerad Medical Systems Incorporated	(6) (10) (15)	First Lien Debt	S +	6.50%	10.94%	8/21/2026	650	644	630	0.02
Invictus Buyer, LLC	(6) (11)	First Lien Debt	S +	4.75%	9.05%	6/3/2031	6,045	5,989	6,022	0.18
Invictus Buyer, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.05%	6/3/2031	—	(11)	(9)	—
Invictus Buyer, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.05%	6/3/2031	—	(8)	(4)	—
LSCS Holdings, Inc.	(14)	First Lien Debt	S +	4.50%	8.80%	3/4/2032	3,500	3,504	3,489	0.10
MED ParentCo, LP		First Lien Debt	S +	3.50%	7.82%	4/15/2031	2,992	3,007	2,986	0.09
Medical Solutions Holdings, Inc.	(12)	First Lien Debt	S +	3.50%	7.89%	11/1/2028	5,340	5,337	3,407	0.10
Midwest Physician Administrative Services, LLC	(11)	First Lien Debt	S +	3.00%	7.56%	3/12/2028	3,869	3,864	3,356	0.10
National Mentor Holdings, Inc.	(11)	First Lien Debt	S +	3.75%	8.16%	3/2/2028	2,713	2,700	2,622	0.08
Pacific Dental Services, LLC		First Lien Debt	S +	2.75%	7.07%	3/15/2031	2,970	2,980	2,950	0.09
Pareto Health Intermediate Holdings, Inc.	(6) (9) (10)	First Lien Debt	S +	5.00%	9.22%	6/3/2030	76,502	75,284	76,215	2.24
Pareto Health Intermediate Holdings, Inc.	(6) (10) (19)	First Lien Debt	S +	5.00%	9.22%	6/1/2029	—	(148)	(40)	—
PPV Intermediate Holdings, LLC	(6) (9) (11)	First Lien Debt	S +	5.75%	10.06%	8/31/2029	27,638	26,831	27,638	0.81
PPV Intermediate Holdings, LLC	(6) (11)	First Lien Debt	S +	6.00%	10.31%	8/31/2029	26,424	26,243	26,424	0.78
Promptcare Infusion Buyer, Inc.	(6) (7) (10)	First Lien Debt	S +	6.00%	10.42%	9/1/2027	3,800	3,784	3,724	0.11
Promptcare Infusion Buyer, Inc.	(6) (10)	First Lien Debt	S +	6.00%	10.42%	9/1/2027	592	589	580	0.02
Raven Acquisition Holdings, LLC	(15)	First Lien Debt	S +	3.25%	7.57%	11/19/2031	4,667	4,644	4,606	0.14
Raven Acquisition Holdings, LLC	(15) (19)	First Lien Debt	S +	3.25%	7.57%	11/19/2031	—	(2)	(4)	—
Stepping Stones Healthcare Services, LLC	(6) (7) (11)	First Lien Debt	S +	5.00%	9.30%	1/2/2029	8,487	8,448	8,487	0.25
Stepping Stones Healthcare Services, LLC	(6) (11) (19)	First Lien Debt	S +	5.00%	9.30%	1/2/2029	2,590	2,562	2,590	0.08
Stepping Stones Healthcare Services, LLC	(6) (11) (19)	First Lien Debt	S +	5.00%	9.30%	12/30/2026	—	(3)	—	—
Suveto Buyer, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.08%	9/9/2027	5,234	5,113	5,224	0.15
Suveto Buyer, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.08%	9/9/2027	—	(13)	(1)	—
Tivity Health, Inc.	(6) (8) (11)	First Lien Debt	S +	5.00%	9.33%	6/28/2029	17,951	17,817	17,929	0.53
TTF Holdings, LLC		First Lien Debt	S +	3.75%	8.00%	7/18/2031	1,995	2,012	1,953	0.06
Vardiman Black Holdings, LLC	(6) (7) (8) (12)	First Lien Debt	S +	7.00% (incl. 2.00% PIK)	11.42%	3/18/2027	15,631	15,631	15,377	0.45
Vardiman Black Holdings, LLC	(6) (12) (13) (19)	First Lien Debt	S +	7.00% (incl. 2.00% PIK)	11.42%	3/18/2027	1,686	1,650	1,656	0.05
								383,415	382,531	11.22

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2025
(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Health Care Technology
Athenahealth, Inc.	(12)	First Lien Debt	S +	3.00%	7.32%	2/15/2029	7,341	$7,322	$7,237	0.21%
Hyland Software, Inc.	(6) (7) (8) (11)	First Lien Debt	S +	5.00%	9.33%	9/19/2030	77,067	76,192	77,067	2.26
Hyland Software, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.33%	9/19/2029	—	(37)	—	—
Imprivata, Inc.	(12)	First Lien Debt	S +	3.50%	7.79%	12/1/2027	6,404	6,403	6,395	0.19
Lightspeed Buyer, Inc.	(6) (7) (10)	First Lien Debt	S +	4.75%	9.05%	2/3/2027	10,072	10,047	10,072	0.30
Lightspeed Buyer, Inc.	(6) (10) (19)	First Lien Debt	S +	4.75%	9.05%	2/3/2027	654	645	654	0.02
Lightspeed Buyer, Inc.	(6) (10) (19)	First Lien Debt	S +	4.75%	9.05%	2/3/2027	—	(2)	—	—
MedAssets Software Intermediate Holdings, Inc.	(12)	First Lien Debt	S +	4.00%	8.38%	12/15/2028	6,135	6,135	5,567	0.16
Press Ganey Holdings, Inc.	(14)	First Lien Debt	S +	3.25%	7.57%	4/30/2031	2,992	2,989	2,974	0.09
Project Ruby Ultimate Parent Corp.		First Lien Debt	S +	3.00%	7.44%	3/10/2028	5,334	5,334	5,313	0.16
Symplr Software, Inc.	(11)	First Lien Debt	S +	4.50%	8.89%	12/22/2027	4,836	4,843	4,193	0.12
								119,871	119,472	3.51
Household Durables
ACProducts, Inc.	(12)	First Lien Debt	S +	4.25%	8.81%	5/17/2028	4,837	4,826	3,164	0.09
Madison Safety & Flow, LLC	(14)	First Lien Debt	S +	2.75%	7.07%	9/26/2031	5,000	5,013	4,989	0.15
								9,839	8,153	0.24
Independent Power and Renewable Electricity Producers
Lightning Power, LLC		First Lien Debt	S +	2.25%	6.55%	8/18/2031	6,982	6,991	6,935	0.20

Industrial Conglomerates
Aptean, Inc.	(6) (7) (9) (11)	First Lien Debt	S +	5.25%	9.56%	1/30/2031	71,875	71,277	71,667	2.10
Aptean, Inc.	(6) (11) (19)	First Lien Debt	S +	4.75%	9.06%	1/30/2031	1,418	1,389	1,406	0.04
Aptean, Inc.	(6) (11) (19)	First Lien Debt	S +	4.75%	9.06%	1/30/2031	—	(48)	(17)	—
Excelitas Technologies Corp.	(6) (9) (11)	First Lien Debt	S +	5.25%	9.58%	8/13/2029	30,707	30,280	30,553	0.90
Excelitas Technologies Corp.	(6)	First Lien Debt	E +	5.25%	7.61%	8/13/2029	€5,603	5,718	6,022	0.18
Excelitas Technologies Corp.	(6) (11) (19)	First Lien Debt	S +	5.25%	9.58%	8/13/2029	—	(89)	(65)	—
Excelitas Technologies Corp.	(6) (11) (19)	First Lien Debt	S +	5.25%	9.58%	8/14/2028	—	(35)	(16)	—
Raptor Merger Sub Debt, LLC	(6) (7) (8) (11)	First Lien Debt	S +	5.50%	9.80%	4/1/2029	45,465	44,799	45,207	1.33
Raptor Merger Sub Debt, LLC	(6) (11) (19)	First Lien Debt	S +	5.50%	9.80%	4/1/2029	930	880	910	0.03
								154,171	155,667	4.57
Insurance Services
Acrisure, LLC		First Lien Debt	S +	3.00%	7.32%	11/6/2030	4,988	4,975	4,947	0.15
Alliant Holdings Intermediate, LLC		First Lien Debt	S +	2.75%	7.07%	9/19/2031	7,139	7,148	7,091	0.21
Amerilife Holdings, LLC	(6) (7) (8) (11)	First Lien Debt	S +	5.00%	9.26%	8/31/2029	30,921	30,632	30,921	0.91
Amerilife Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	5.00%	9.26%	8/31/2029	1,765	1,740	1,752	0.05
Amerilife Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	5.00%	9.26%	8/31/2028	—	(13)	—	—

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2025
(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
AssuredPartners, Inc.	(12) (14)	First Lien Debt	S +	3.50%	7.82%	2/14/2031	7,451	$7,469	$7,456	0.22%
Broadstreet Partners, Inc.	(14)	First Lien Debt	S +	3.00%	7.32%	6/13/2031	7,500	7,484	7,428	0.22
Fetch Insurance Services, LLC	(6)	Other Debt		12.75% (incl. 3.75% PIK)	12.75%	10/31/2027	3,133	3,079	3,101	0.09
Foundation Risk Partners Corp.	(6) (8) (11)	First Lien Debt	S +	5.00%	9.30%	10/29/2030	34,886	34,589	34,886	1.02
Foundation Risk Partners Corp.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.30%	10/29/2030	18,512	18,298	18,509	0.54
Foundation Risk Partners Corp.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.30%	10/29/2029	—	(19)	—	—
Galway Borrower, LLC	(6) (7) (8) (9) (11)	First Lien Debt	S +	4.50%	8.80%	9/29/2028	51,399	50,714	51,399	1.51
Galway Borrower, LLC	(6) (11) (19)	First Lien Debt	S +	4.50%	8.80%	9/29/2028	21,049	20,755	21,049	0.62
Galway Borrower, LLC	(6) (11) (19)	First Lien Debt	S +	4.50%	8.80%	9/29/2028	1,165	1,126	1,165	0.03
Higginbotham Insurance Agency, Inc.	(6) (7) (8) (10)	First Lien Debt	S +	4.50%	8.83%	11/24/2028	20,065	19,988	19,955	0.59
Higginbotham Insurance Agency, Inc.	(6) (10) (19)	First Lien Debt	S +	4.50%	8.83%	11/24/2028	9,532	9,399	9,432	0.28
High Street Buyer, Inc.	(6) (7) (11)	First Lien Debt	S +	5.25%	9.55%	4/14/2028	4,184	4,182	4,184	0.12
High Street Buyer, Inc.	(6) (7) (11)	First Lien Debt	S +	5.25%	9.55%	4/14/2028	48,022	47,447	48,022	1.41
High Street Buyer, Inc.	(6) (11) (19)	First Lien Debt	S +	5.25%	9.55%	4/16/2027	—	(1)	—	—
HUB International Limited	(11)	First Lien Debt	S +	2.50%	6.79%	6/20/2030	4,950	4,956	4,926	0.14
Inszone Mid, LLC	(6) (7) (9) (10)	First Lien Debt	S +	5.25%	9.55%	11/30/2029	13,803	13,576	13,803	0.40
Inszone Mid, LLC	(6) (10) (19)	First Lien Debt	S +	5.25%	9.55%	11/30/2029	18,267	17,900	18,267	0.54
Inszone Mid, LLC	(6) (10) (19)	First Lien Debt	S +	5.25%	9.55%	11/30/2029	—	(49)	—	—
Integrity Marketing Acquisition, LLC	(6) (7) (8) (9) (11)	First Lien Debt	S +	5.00%	9.31%	8/25/2028	112,028	112,028	112,028	3.29
Integrity Marketing Acquisition, LLC	(6) (11) (19)	First Lien Debt	S +	5.00%	9.31%	8/25/2028	—	—	—	—
Long Term Care Group, Inc.	(6) (7) (8) (11) (13)	First Lien Debt	S +	6.00%	10.53%	9/8/2027	14,753	14,378	12,872	0.38
Patriot Growth Insurance Services, LLC	(6) (8) (11)	First Lien Debt	S +	5.00%	9.45%	10/16/2028	6,421	6,348	6,421	0.19
Patriot Growth Insurance Services, LLC	(6) (11)	First Lien Debt	S +	5.00%	9.45%	10/14/2028	24,697	24,406	24,697	0.72
Patriot Growth Insurance Services, LLC	(6) (11) (19)	First Lien Debt	S +	5.00%	9.45%	10/16/2028	234	229	234	0.01
Peter C. Foy & Associates Insurance Services, LLC	(6) (7) (11)	First Lien Debt	S +	5.50%	9.90%	11/1/2028	22,870	22,695	22,751	0.67
Peter C. Foy & Associates Insurance Services, LLC	(6) (7) (11)	First Lien Debt	S +	5.50%	9.90%	11/1/2028	24,467	24,304	24,297	0.71
Peter C. Foy & Associates Insurance Services, LLC	(6) (11) (19)	First Lien Debt	S +	5.50%	9.90%	11/1/2027	—	(1)	(4)	—
RSC Acquisition, Inc.	(6) (7) (11)	First Lien Debt	S +	4.75%	9.05%	11/1/2029	18,460	18,417	18,446	0.54
RSC Acquisition, Inc.	(6) (11)	First Lien Debt	S +	4.75%	9.05%	11/1/2029	54,158	53,838	54,118	1.59
Truist Insurance Holdings, LLC	(14)	First Lien Debt	S +	2.75%	7.05%	5/6/2031	5,000	4,984	4,963	0.15
USI, Inc.		First Lien Debt	S +	2.25%	6.55%	9/29/2030	2,963	2,971	2,931	0.09
USI, Inc.		First Lien Debt	S +	2.25%	6.55%	11/21/2029	1,975	1,979	1,954	0.06

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2025
(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
World Insurance Associates, LLC	(6) (7) (8) (9) (10)	First Lien Debt	S +	5.00%	9.30%	4/3/2030	100,799	$99,479	$99,791	2.93%
World Insurance Associates, LLC	(6) (10) (19)	First Lien Debt	S +	5.00%	9.30%	4/3/2030	—	(15)	(10)	—
								691,415	693,782	20.36
Interactive Media & Services
Arches Buyer, Inc.	(12)	First Lien Debt	S +	3.25%	7.67%	12/6/2027	2,418	2,413	2,364	0.07
FMG Suite Holdings, LLC	(6) (7) (10)	First Lien Debt	S +	5.00%	9.39%	10/30/2026	9,258	9,191	9,237	0.27
FMG Suite Holdings, LLC	(6) (7) (10)	First Lien Debt	S +	5.00%	9.39%	10/30/2026	1,938	1,923	1,933	0.06
FMG Suite Holdings, LLC	(6) (10) (19)	First Lien Debt	S +	5.00%	9.39%	10/30/2026	—	(8)	(2)	—
Spectrio, LLC	(6) (7) (10)	First Lien Debt	S +	6.00% (incl. 2.50% PIK)	10.31%	12/9/2026	11,490	11,073	10,293	0.30
Spectrio, LLC	(6) (7) (10)	First Lien Debt	S +	6.00% (incl. 2.50% PIK)	10.31%	12/9/2026	4,604	4,437	4,124	0.12
Spectrio, LLC	(6) (10) (19)	First Lien Debt	S +	6.00% (incl. 2.50% PIK)	10.31%	12/9/2026	1,230	1,183	1,089	0.03
Triple Lift, Inc.	(6) (8) (11)	First Lien Debt	S +	5.75%	10.21%	5/5/2028	16,157	15,432	15,641	0.46
Triple Lift, Inc.	(6) (11) (19)	First Lien Debt	S +	5.75%	10.21%	5/5/2028	—	(96)	(55)	—
								45,548	44,624	1.31
IT Services
Apollo Acquisition, Inc.	(6) (7) (11)	First Lien Debt	S +	5.00%	9.33%	12/30/2031	16,755	16,592	16,535	0.49
Apollo Acquisition, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.33%	12/30/2031	—	(28)	(77)	—
Apollo Acquisition, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.33%	12/30/2030	—	(22)	(31)	—
Asurion, LLC		First Lien Debt	S +	4.25%	8.57%	9/19/2030	7,324	7,311	7,221	0.21
Atlas Purchaser, Inc.	(6) (7)	First Lien Debt	S+	7.50% (incl. 5.50% PIK)	11.94%	5/5/2028	1,093	915	1,093	0.03
Atlas Purchaser, Inc.	(6) (7)	First Lien Debt	S +	7.50% (incl. 6.50% PIK)	11.94%	5/5/2028	2,524	1,674	1,287	0.04
Catalis Intermediate, Inc.	(6) (7) (8) (11)	First Lien Debt	S +	5.50%	9.95%	8/4/2027	23,319	22,816	23,086	0.68
Catalis Intermediate, Inc.	(6) (7) (11)	First Lien Debt	S +	5.50%	9.95%	8/4/2027	5,247	5,138	5,194	0.15
Catalis Intermediate, Inc.	(6) (11) (19)	First Lien Debt	S +	5.50%	9.95%	8/4/2027	907	854	881	0.03
Endure Digital, Inc.		First Lien Debt	S +	3.50%	7.93%	2/10/2028	5,394	5,341	3,830	0.11
Gainwell Acquisition Corp.	(11)	First Lien Debt	S +	4.00%	8.40%	10/1/2027	6,770	6,785	6,336	0.19
GI DI Cornfield Acquisition, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.92%	3/9/2028	31,687	31,304	31,497	0.92
GI DI Cornfield Acquisition, LLC	(6) (19)	First Lien Debt	S +	4.50%	8.92%	3/9/2028	—	(95)	(98)	—
Idera, Inc.	(6) (7) (11)	Second Lien Debt	S +	6.75%	11.19%	3/2/2029	355	355	355	0.01
Redwood Services Group, LLC	(6) (7) (9) (11)	First Lien Debt	S +	5.25%	9.55%	6/15/2029	50,406	49,780	50,106	1.47
Redwood Services Group, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.55%	6/15/2029	34,094	33,619	33,857	0.99
Ridge Trail US Bidco, Inc.	(6) (7) (10) (15)	First Lien Debt	S +	4.50%	8.80%	9/30/2031	48,858	48,164	48,297	1.42
Ridge Trail US Bidco, Inc.	(6) (10) (15) (19)	First Lien Debt	S +	4.50%	8.80%	9/30/2031	—	(118)	(194)	-0.01
Ridge Trail US Bidco, Inc.	(6) (10) (15) (19)	First Lien Debt	S +	4.50%	8.80%	3/31/2031	1,520	1,442	1,455	0.04
Sedgwick Claims Management Services, Inc.		First Lien Debt	S +	3.00%	7.31%	7/31/2031	7,429	7,452	7,401	0.22
Syntax Systems, Ltd.	(6) (7) (11) (15)	First Lien Debt	S +	5.00%	9.42%	10/27/2028	18,558	18,484	18,493	0.54
Thrive Buyer, Inc. (Thrive Networks)	(6) (7) (11)	First Lien Debt	S +	4.75%	9.05%	2/2/2032	43,971	43,539	43,539	1.28

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2025
(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Thrive Buyer, Inc. (Thrive Networks)	(6) (11) (19)	First Lien Debt	S +	4.75%	9.05%	2/2/2032	612	$534	$534	0.02	~~%~~
Thrive Buyer, Inc. (Thrive Networks)	(6) (11) (19)	First Lien Debt	S +	4.75%	9.05%	2/2/2032	—	(56)	(56)	—
UpStack, Inc.	(6) (7) (11)	First Lien Debt	S +	5.00%	9.32%	8/25/2031	5,525	5,473	5,442	0.16
UpStack, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.32%	8/25/2031	425	413	393	0.01
UpStack, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.32%	8/25/2031	191	183	179	0.01
Victors Purchaser, LLC	(6) (12)	First Lien Debt	S +	4.75%	9.05%	8/15/2031	11,251	11,146	11,250	0.33
Victors Purchaser, LLC	(6) (12) (19)	First Lien Debt	S +	4.75%	9.05%	8/15/2031	582	567	581	0.02
Victors Purchaser, LLC	(6) (12) (19)	First Lien Debt	S +	4.75%	9.05%	8/15/2031	—	(11)	—	—
Virtusa Corporation	(14)	First Lien Debt	S +	3.25%	7.57%	2/15/2029	4,987	5,000	4,973	0.15
								324,551	323,359	9.49
Leisure Products
Recess Holdings, Inc.		First Lien Debt	S +	3.75%	8.05%	2/20/2030	6,471	6,517	6,463	0.19

Life Sciences Tools & Services
Model N, Inc.	(6) (8) (11)	First Lien Debt	S +	4.75%	9.05%	6/27/2031	19,797	19,615	19,797	0.58
Model N, Inc.	(6) (11) (19)	First Lien Debt	S +	4.75%	9.05%	6/27/2031	—	(24)	—	—
Model N, Inc.	(6) (11) (19)	First Lien Debt	S +	4.75%	9.05%	6/27/2031	—	(26)	—	—
Parexel International Corporation	(12)	First Lien Debt	S +	2.50%	6.82%	11/15/2028	6,528	6,536	6,510	0.19
WCG Intermediate Corp.	(14)	First Lien Debt	S +	3.00%	7.32%	2/25/2032	3,000	2,989	2,966	0.09
								29,090	29,273	0.86

Machinery
AI Aqua Merger Sub, Inc.	(12)	First Lien Debt	S +	3.00%	7.32%	7/31/2028	7,393	7,398	7,317	0.21
Answer Acquisition, LLC	(6) (7) (10)	First Lien Debt	S +	6.00%	10.45%	12/30/2026	38,834	38,530	37,944	1.11
Answer Acquisition, LLC	(6) (10) (19)	First Lien Debt	S +	6.00%	10.45%	12/30/2026	467	447	387	0.01
Chase Intermediate, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.06%	10/30/2028	13,640	13,412	13,640	0.40
Chase Intermediate, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.06%	10/30/2028	109	95	109	—
Conair Holdings, LLC	(12)	First Lien Debt	S +	3.75%	8.19%	5/17/2028	3,870	3,872	3,326	0.10
CPM Holdings, Inc.	(12)	First Lien Debt	S +	4.50%	8.82%	9/28/2028	4,987	4,906	4,895	0.14
Engineered Machinery Holdings, Inc.	(11) (14)	First Lien Debt	S +	3.75%	8.31%	5/19/2028	6,378	6,373	6,374	0.19
Filtration Group Corporation	(12)	First Lien Debt	S +	3.00%	7.32%	10/21/2028	7,350	7,366	7,336	0.22
Icebox Holdco III, Inc.	(12)	First Lien Debt	S +	3.50%	8.06%	12/22/2028	5,417	5,440	5,415	0.16
Madison IAQ, LLC	(12)	First Lien Debt	S +	2.50%	6.76%	6/21/2028	4,849	4,846	4,787	0.14
MHE Intermediate Holdings, LLC	(6) (7) (10)	First Lien Debt	S +	6.00%	10.44%	7/21/2027	7,791	7,769	7,753	0.23
MHE Intermediate Holdings, LLC	(6) (7) (10)	First Lien Debt	S +	6.00%	10.44%	7/21/2027	6,413	6,363	6,373	0.19
MHE Intermediate Holdings, LLC	(6) (10) (19)	First Lien Debt	S +	6.00%	10.44%	7/21/2027	429	429	422	0.01
Pro Mach Group, Inc.	(14)	First Lien Debt	S +	2.75%	7.07%	8/31/2028	7,238	7,272	7,214	0.21

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2025
(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Roper Industrial Products Investment Company, LLC	(12)	First Lien Debt	S +	2.75%	7.05%	11/22/2029	3,960	$3,978	$3,937	0.12%
TK Elevator US Newco, Inc.	(12) (14)	First Lien Debt	S +	3.50%	7.74%	4/30/2030	7,330	7,353	7,305	0.21
								125,849	124,534	3.65
Media
Aragorn Parent Corporation		First Lien Debt	S +	4.00%	8.32%	12/15/2028	5,799	5,789	5,808	0.17
MJH Healthcare Holdings, LLC		First Lien Debt	S +	3.25%	7.67%	1/28/2029	4,482	4,491	4,454	0.13
								10,280	10,262	0.30
Multi-Utilities
AWP Group Holdings, Inc.	(6) (7) (8) (10)	First Lien Debt	S +	4.75%	9.08%	12/23/2030	48,484	47,339	48,484	1.42
AWP Group Holdings, Inc.	(6) (10) (19)	First Lien Debt	S +	4.75%	9.08%	12/23/2030	5,603	5,494	5,603	0.16
AWP Group Holdings, Inc.	(6) (10) (19)	First Lien Debt	S +	4.75%	9.08%	12/23/2030	1,047	997	1,047	0.03
Vessco Midco Holdings, LLC	(6) (8) (11)	First Lien Debt	S +	4.75%	9.05%	7/24/2031	33,937	33,624	33,937	1.00
Vessco Midco Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.05%	7/24/2031	2,979	2,915	2,979	0.09
Vessco Midco Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.05%	7/24/2031	—	(34)	—	—
								90,335	92,050	2.70
Pharmaceuticals
Caerus US 1, Inc.	(6) (7) (9) (11) (15)	First Lien Debt	S +	5.00%	9.30%	5/25/2029	40,707	40,087	39,565	1.16
Caerus US 1, Inc.	(6) (11) (15)	First Lien Debt	S +	5.00%	9.30%	5/25/2029	5,957	5,860	5,790	0.17
Caerus US 1, Inc.	(6) (11) (15) (19)	First Lien Debt	S +	5.00%	9.30%	5/25/2029	109	49	(13)	—
								45,996	45,342	1.33
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(6) (7)	First Lien Debt	S +	6.25%	10.54%	3/10/2027	1,395	1,349	1,395	0.04
Abacus Data Holdings, Inc. (AbacusNext)	(6) (19)	First Lien Debt	S +	6.25%	10.54%	3/10/2027	—	(19)	—	—
Accordion Partners, LLC	(6) (11)	First Lien Debt	S +	5.25%	9.55%	11/17/2031	53,217	52,706	52,981	1.55
Accordion Partners, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.55%	11/17/2031	1,419	1,377	1,380	0.04
Accordion Partners, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.55%	11/17/2031	—	(56)	(26)	—
Ascend Partner Services, LLC	(6) (11)	First Lien Debt	S +	4.50%	8.75%	8/11/2031	1,303	1,291	1,303	0.04
Ascend Partner Services, LLC	(6) (11) (19)	First Lien Debt	S +	4.50%	8.75%	8/11/2031	633	620	633	0.02
Ascend Partner Services, LLC	(6) (11) (19)	First Lien Debt	S +	4.50%	8.75%	8/11/2031	144	140	144	—
Bridgepointe Technologies, LLC	(6) (10)	First Lien Debt	S +	5.00%	9.30%	12/31/2027	18,621	18,271	18,539	0.54
Bridgepointe Technologies, LLC	(6) (10) (19)	First Lien Debt	S +	5.00%	9.30%	12/31/2027	24,715	24,230	24,598	0.72
Bullhorn, Inc.	(6) (7) (10)	First Lien Debt	S +	5.00%	9.33%	10/1/2029	3,429	3,407	3,429	0.10
Bullhorn, Inc.	(6) (10)	First Lien Debt	S +	5.00%	9.33%	10/1/2029	3,944	3,925	3,944	0.12
Bullhorn, Inc.	(6) (10) (19)	First Lien Debt	S +	5.00%	9.33%	10/1/2029	—	(2)	—	—
Carr, Riggs and Ingram Capital, LLC	(6) (7) (12)	First Lien Debt	S +	4.75%	9.07%	11/18/2031	14,663	14,522	14,516	0.43
Carr, Riggs and Ingram Capital, LLC	(6) (12) (19)	First Lien Debt	S +	4.75%	9.07%	11/18/2031	1,211	1,176	1,137	0.03

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2025
(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Carr, Riggs and Ingram Capital, LLC	(6) (12) (19)	First Lien Debt	S +	4.75%	9.07%	11/18/2031	850	$818	$816	0.02%
Citrin Cooperman Advisors, LLC	(6) (11)	First Lien Debt	S +	5.00%	9.30%	10/1/2027	8,583	8,525	8,583	0.25
Citrin Cooperman Advisors, LLC	(6) (11) (19)	First Lien Debt	S +	5.00%	9.30%	10/1/2027	14,704	14,663	14,704	0.43
ComPsych Investment Corp.	(6) (8) (11)	First Lien Debt	S +	4.75%	9.04%	7/22/2031	16,261	16,186	16,261	0.48
ComPsych Investment Corp.	(6) (11) (19)	First Lien Debt	S +	4.75%	9.04%	7/22/2031	—	(11)	—	—
CoreLogic, Inc.	(12)	First Lien Debt	S +	3.50%	7.94%	6/2/2028	4,974	4,963	4,870	0.14
Crisis Prevention Institute, Inc.	(12)	First Lien Debt	S +	4.00%	8.30%	4/9/2031	17,955	17,874	17,940	0.53
Deerfield Dakota Holding, LLC		First Lien Debt	S +	3.75%	8.05%	4/9/2027	4,835	4,846	4,578	0.13
EAB Global, Inc.		First Lien Debt	S +	3.00%	7.32%	8/16/2030	3,950	3,948	3,819	0.11
Employbridge Holding Company		First Lien Debt	S +	4.75%	9.31%	1/19/2030	2,286	1,278	920	0.03
GPS Merger Sub, LLC	(6) (8) (10)	First Lien Debt	S +	6.00%	10.33%	10/2/2029	15,909	15,690	15,857	0.47
GPS Merger Sub, LLC	(6) (10) (19)	First Lien Debt	S +	6.00%	10.33%	10/2/2029	—	(25)	(12)	—
GPS Merger Sub, LLC	(6) (10) (19)	First Lien Debt	S +	6.00%	10.33%	10/2/2029	—	(37)	(10)	—
IG Investment Holdings, LLC	(6) (8) (11)	First Lien Debt	S +	5.00%	9.29%	9/22/2028	33,179	32,878	33,013	0.97
IG Investment Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	5.00%	9.29%	9/22/2028	—	(33)	(19)	—
KENG Acquisition, Inc.	(6) (7) (8) (10)	First Lien Debt	S +	5.00%	9.33%	8/1/2029	11,008	10,795	10,884	0.32
KENG Acquisition, Inc.	(6) (10) (19)	First Lien Debt	S +	5.00%	9.33%	8/1/2029	5,231	5,085	5,114	0.15
KENG Acquisition, Inc.	(6) (10) (19)	First Lien Debt	S +	5.00%	9.33%	8/1/2029	—	(54)	(34)	—
Mermaid Bidco, Inc.		First Lien Debt	S +	3.25%	7.55%	7/3/2031	3,990	4,004	3,987	0.12
Project Boost Purchaser, LLC	(6) (8) (11)	First Lien Debt	S +	5.25%	8.90%	5/2/2029	11,992	11,914	11,992	0.35
Project Boost Purchaser, LLC	(11)	First Lien Debt	S +	5.25%	8.90%	7/16/2031	4,988	4,994	4,956	0.15
Project Boost Purchaser, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	8.90%	5/2/2028	545	541	545	0.02
Teneo Holdings, LLC		First Lien Debt	S +	4.75%	9.07%	3/13/2031	2,992	3,015	2,992	0.09
Tidal Waste & Recycling Holdings, LLC		First Lien Debt	S +	3.50%	7.80%	10/24/2031	2,000	2,007	1,998	0.06
UHY Advisors, Inc.	(6) (9) (11)	First Lien Debt	S +	4.75%	9.06%	11/21/2031	7,727	7,653	7,698	0.23
UHY Advisors, Inc.	(6) (11) (19)	First Lien Debt	S +	4.75%	9.06%	11/21/2031	—	(37)	(29)	—
UHY Advisors, Inc.	(6) (11) (19)	First Lien Debt	S +	4.75%	9.06%	11/21/2031	455	435	447	0.01
Verdantas, LLC	(6) (11)	First Lien Debt	S +	5.25%	9.58%	5/6/2031	33,008	32,560	32,988	0.97
Verdantas, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.58%	5/6/2031	1,394	1,347	1,391	0.04
Verdantas, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.58%	5/6/2030	—	(45)	(2)	—
								328,714	330,220	9.69
Real Estate Management & Development
Associations, Inc.	(6) (10)	First Lien Debt	S +	6.50%	11.07%	7/3/2028	10,866	10,857	10,866	0.32
Associations, Inc.	(6) (10) (19)	First Lien Debt	S +	6.50%	11.07%	7/3/2028	210	209	210	0.01
Associations, Inc.	(6) (10) (19)	First Lien Debt	S +	6.50%	11.07%	7/3/2028	502	501	502	0.01
Inhabitiq, Inc.	(6) (7) (11)	First Lien Debt	S +	4.50%	8.83%	1/12/2032	17,224	17,140	17,140	0.50
Inhabitiq, Inc.	(6) (11) (19)	First Lien Debt	S +	4.50%	8.83%	1/12/2032	—	(12)	(12)	—

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2025
(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Inhabitiq, Inc.	(6) (11) (19)	First Lien Debt	S +	4.50%	8.83%	1/12/2032	—	$(14)	$(15)	—%
MRI Software, LLC	(6) (7) (10)	First Lien Debt	S +	4.75%	9.05%	2/10/2027	68,602	68,456	68,200	2.00
MRI Software, LLC	(6) (10) (19)	First Lien Debt	S +	4.75%	9.05%	2/10/2027	2,307	2,260	2,263	0.07
MRI Software, LLC	(6) (10) (19)	First Lien Debt	S +	4.75%	9.05%	2/10/2027	304	282	272	0.01
Pritchard Industries, LLC	(6) (7) (11)	First Lien Debt	S +	5.50%	10.04%	10/13/2027	10,693	10,563	10,634	0.31
Pritchard Industries, LLC	(6) (11)	First Lien Debt	S +	5.50%	10.04%	10/13/2027	2,557	2,526	2,542	0.07
Zarya Intermediate, LLC	(6) (10) (15)	First Lien Debt	S +	6.50%	10.81%	7/1/2027	38,771	38,737	38,771	1.14
Zarya Intermediate, LLC	(6) (10) (15) (19)	First Lien Debt	S +	6.50%	10.81%	7/1/2027	—	—	—	—
								151,505	151,373	4.44
Software
Alert Media, Inc.	(6) (10)	First Lien Debt	S +	6.75% (incl. 5.75% PIK)	11.04%	4/12/2027	32,232	31,755	32,113	0.94
Alert Media, Inc.	(6) (10) (19)	First Lien Debt	S +	6.75%	11.04%	4/12/2027	—	(40)	(17)	—
Anaplan, Inc.	(6) (7) (9) (11)	First Lien Debt	S +	5.00%	9.30%	6/21/2029	80,572	79,717	80,572	2.36
Appfire Technologies, LLC	(6) (7) (10)	First Lien Debt	S +	5.00%	9.30%	3/9/2028	13,435	13,393	13,435	0.39
Appfire Technologies, LLC	(6) (10) (19)	First Lien Debt	S +	5.00%	9.30%	3/9/2028	—	(21)	—	—
Appfire Technologies, LLC	(6) (10) (19)	First Lien Debt	S +	5.00%	9.30%	3/9/2028	—	(5)	—	—
Applied Systems, Inc.		First Lien Debt	S +	2.75%	7.05%	2/24/2031	3,970	3,988	3,966	0.12
Apryse Software Corp.	(6) (7) (10) (15)	First Lien Debt	S +	5.00%	9.29%	7/15/2027	13,862	13,862	13,862	0.41
Apryse Software Corp.	(6) (10) (15) (19)	First Lien Debt	S +	5.00%	9.29%	7/15/2026	1,100	1,100	1,100	0.03
Artifact Bidco, Inc.	(6)	First Lien Debt	S +	4.50%	8.80%	7/28/2031	21,837	21,635	21,837	0.64
Artifact Bidco, Inc.	(6) (19)	First Lien Debt	S +	4.50%	8.80%	7/28/2031	—	(24)	—	—
Artifact Bidco, Inc.	(6) (19)	First Lien Debt	S +	4.50%	8.80%	7/26/2030	—	(34)	—	—
Astra Acquisition Corp.	(12)	First Lien Debt	S +	5.25%	10.17%	2/25/2028	846	760	505	0.01
Astra Acquisition Corp.	(12)	First Lien Debt	S +	5.25%	10.17%	10/25/2028	1,185	676	12	—
AuditBoard, Inc.	(6) (8) (10)	First Lien Debt	S +	4.75%	9.05%	7/14/2031	34,200	33,884	34,200	1.00
AuditBoard, Inc.	(6) (10) (19)	First Lien Debt	S +	4.75%	9.05%	7/14/2031	—	(73)	—	—
AuditBoard, Inc.	(6) (10) (19)	First Lien Debt	S +	4.75%	9.05%	7/14/2031	—	(58)	—	—
Banyan Software Holdings, LLC	(6) (7) (10)	First Lien Debt	S +	5.25%	9.58%	1/2/2031	30,435	30,140	30,140	0.88
Banyan Software Holdings, LLC	(6) (10) (19)	First Lien Debt	S +	5.25%	9.58%	1/2/2031	6,335	6,225	6,225	0.18
Banyan Software Holdings, LLC	(6) (10) (19)	First Lien Debt	S +	5.25%	9.58%	1/2/2031	—	(31)	(31)	—
Bottomline Technologies, Inc.	(6) (11)	First Lien Debt	S +	5.75%	10.05%	5/14/2029	23,703	23,380	23,703	0.70
Bottomline Technologies, Inc.	(6) (11) (19)	First Lien Debt	S +	5.75%	10.05%	5/15/2028	—	(18)	—	—
Central Parent, Inc.		First Lien Debt	S +	3.25%	7.55%	7/6/2029	3,980	3,985	3,406	0.10
CLEO Communications Holding, LLC	(6) (7) (10)	First Lien Debt	S +	5.50%	9.93%	6/9/2027	16,971	16,866	16,971	0.50
CLEO Communications Holding, LLC	(6) (10) (19)	First Lien Debt	S +	5.50%	9.93%	6/9/2027	—	(32)	—	—
Cloud Software Group, Inc.	(12)	First Lien Debt	S +	3.50%	7.80%	3/30/2029	7,431	7,418	7,355	0.22

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2025
(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Cloudera, Inc.	(12)	First Lien Debt	S +	3.75%	8.17%	10/8/2028	7,417	$7,371	$7,306	0.21%
Clover Holdings 2, LLC		First Lien Debt	S +	4.00%	8.29%	12/9/2031	6,000	5,996	5,925	0.17
Clover Holdings SPV III, LLC		First Lien Debt			15.00%	12/9/2027	281	276	286	0.01
Coupa Holdings, LLC	(6) (9) (11)	First Lien Debt	S +	5.25%	9.54%	2/27/2030	20,870	20,468	20,826	0.61
Coupa Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.54%	2/27/2030	—	(7)	(2)	—
Coupa Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.54%	2/27/2029	—	(9)	(1)	—
Cyara AcquisitionCo, LLC	(6) (10)	First Lien Debt	S +	6.25% (incl. 2.25% PIK)	10.55%	6/28/2029	62,713	61,507	62,713	1.84
Cyara AcquisitionCo, LLC	(6) (10) (19)	First Lien Debt	S +	6.25% (incl. 2.25% PIK)	10.55%	6/28/2029	—	(74)	—	—
Diligent Corporation	(6) (11)	First Lien Debt	S +	5.00%	9.31%	8/2/2030	73,157	72,670	72,938	2.14
Diligent Corporation	(6) (11) (19)	First Lien Debt	S +	5.00%	9.31%	8/2/2030	—	(68)	(32)	—
Diligent Corporation	(6) (11) (19)	First Lien Debt	S +	5.00%	9.31%	8/2/2030	—	(46)	(21)	—
Dragon Buyer, Inc.	(14)	First Lien Debt	S +	3.00%	7.30%	9/30/2031	4,988	4,990	4,943	0.15
E-Discovery AcquireCo, LLC	(6) (7) (10)	First Lien Debt	S +	5.75%	10.02%	8/29/2029	36,747	36,075	36,672	1.08
E-Discovery AcquireCo, LLC	(6) (10) (19)	First Lien Debt	S +	5.75%	10.02%	8/29/2029	871	804	871	0.03
ECI Macola Max Holding, LLC	(11)	First Lien Debt	S +	3.25%	7.55%	5/9/2030	4,837	4,843	4,833	0.14
Ellucian Holdings, Inc.	(12)	First Lien Debt	S +	3.00%	7.32%	10/9/2029	4,339	4,338	4,328	0.13
Epicor Software Corporation	(11)	First Lien Debt	S +	2.75%	7.07%	5/30/2031	5,162	5,166	5,144	0.15
Espresso Bidco, Inc.	(6) (10)	First Lien Debt	S +	5.25%	9.55%	3/25/2032	26,786	26,385	26,385	0.77
Espresso Bidco, Inc.	(6) (10) (19)	First Lien Debt	S +	5.25%	9.55%	3/25/2032	—	(55)	(55)	—
Espresso Bidco, Inc.	(6) (10) (19)	First Lien Debt	S +	5.25%	9.55%	3/25/2032	—	(49)	(49)	—
Everbridge Holdings, LLC	(6) (8) (11)	First Lien Debt	S +	5.00%	9.31%	7/2/2031	60,661	60,382	60,661	1.78
Everbridge Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	5.00%	9.31%	7/2/2031	7,139	7,082	7,139	0.21
Everbridge Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	5.00%	9.31%	7/2/2031	—	(33)	—	—
Formstack Acquisition Co	(6) (10)	First Lien Debt	S +	5.25%	9.55%	3/28/2030	58,109	57,362	56,998	1.67
Formstack Acquisition Co	(6) (10) (19)	First Lien Debt	S +	5.25%	9.55%	3/28/2030	5,781	5,596	5,336	0.16
Formstack Acquisition Co	(6) (10) (19)	First Lien Debt	S +	5.25%	9.55%	3/28/2030	1,870	1,726	1,647	0.05
Fullsteam Operations, LLC	(6) (7) (10)	First Lien Debt	S +	8.25%	12.71%	11/27/2029	19,976	19,481	19,976	0.59
Fullsteam Operations, LLC	(6) (10) (19)	First Lien Debt	S +	8.25%	12.71%	11/27/2029	22,222	21,678	22,222	0.65
Fullsteam Operations, LLC	(6) (10) (19)	First Lien Debt	S +	8.25%	12.71%	11/27/2029	—	(26)	—	—
GoTo Group, Inc.		First Lien Debt	S +	4.75%	9.19%	4/28/2028	4,784	4,145	3,411	0.10
Granicus, Inc.	(6) (7) (9) (11)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.04%	1/17/2031	62,924	62,410	62,924	1.85
Granicus, Inc.	(6) (11) (19)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.04%	1/17/2031	12,915	12,833	12,915	0.38
Granicus, Inc.	(6) (11) (19)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.04%	1/17/2031	—	(71)	—	—
GS AcquisitionCo, Inc.	(6) (7) (10)	First Lien Debt	S +	5.25%	9.55%	5/25/2028	62,392	62,213	62,392	1.83

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2025
(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
GS AcquisitionCo, Inc.	(6) (11) (19)	First Lien Debt	S +	5.25%	9.55%	5/25/2028	861	$852	$861	0.03%
GS AcquisitionCo, Inc.	(6) (11) (19)	First Lien Debt	S +	5.25%	9.55%	5/22/2028	—	(18)	—	—
Hootsuite, Inc.	(6) (15)	First Lien Debt	S +	5.50%	9.80%	5/22/2030	18,758	18,508	18,711	0.55
Hootsuite, Inc.	(6) (15) (19)	First Lien Debt	S +	5.50%	9.80%	5/22/2030	—	(27)	(5)	—
Icefall Parent, Inc.	(6) (7) (10)	First Lien Debt	S +	6.50%	10.79%	1/25/2030	25,949	25,507	25,802	0.76
Icefall Parent, Inc.	(6) (10) (19)	First Lien Debt	S +	6.50%	10.79%	1/25/2030	—	(40)	(14)	—
Ivanti Software, Inc.		First Lien Debt	S +	4.25%	8.82%	12/1/2027	2,425	2,427	1,731	0.05
LegitScript, LLC	(6) (7) (8) (11)	First Lien Debt	S +	5.75%	10.08%	6/24/2029	36,890	36,444	36,890	1.08
LegitScript, LLC	(6) (11)	First Lien Debt	S +	5.75%	10.08%	6/24/2029	975	964	975	0.03
LegitScript, LLC	(6) (11) (19)	First Lien Debt	S +	5.75%	10.08%	6/24/2028	1,875	1,819	1,875	0.06
LogRhythm, Inc.	(6) (10)	First Lien Debt	S +	7.50%	11.81%	7/2/2029	6,818	6,637	6,665	0.20
LogRhythm, Inc.	(6) (10) (19)	First Lien Debt	S +	7.50%	11.81%	7/2/2029	—	(17)	(15)	—
Magenta Buyer, LLC		First Lien Debt	S +	5.00%	9.55%	7/27/2028	4,875	4,864	1,462	0.04
McAfee, LLC	(12) (14)	First Lien Debt	S +	3.00%	7.32%	3/1/2029	7,456	7,441	7,104	0.21
Montana Buyer, Inc.	(6) (7) (8) (11)	First Lien Debt	S +	5.00%	9.33%	7/22/2029	32,122	31,754	32,122	0.94
Montana Buyer, Inc.	(6) (19)	First Lien Debt	P +	4.00%	11.50%	7/22/2028	636	603	636	0.02
Nasuni Corporation	(6) (7) (11)	First Lien Debt	S +	5.75%	10.05%	9/10/2030	21,552	21,251	21,552	0.63
Nasuni Corporation	(6) (11) (19)	First Lien Debt	S +	5.75%	10.05%	9/10/2030	—	(61)	—	—
Netwrix Corporation And Concept Searching, Inc.	(6) (7) (8) (11)	First Lien Debt	S +	4.75%	9.06%	6/11/2029	25,241	25,082	25,083	0.74
Netwrix Corporation And Concept Searching, Inc.	(6) (11) (19)	First Lien Debt	S +	4.75%	9.06%	6/11/2029	—	(9)	(10)	—
Oak Purchaser, Inc.	(6) (7) (11)	First Lien Debt	S +	5.50%	9.72%	4/28/2028	11,724	11,628	11,724	0.34
Oak Purchaser, Inc.	(6) (11)	First Lien Debt	S +	5.50%	9.72%	4/28/2028	6,791	6,746	6,791	0.20
Oak Purchaser, Inc.	(6) (11) (19)	First Lien Debt	S +	5.50%	9.72%	4/28/2028	—	(7)	—	—
OceanKey (U.S.) II Corp.	(14)	First Lien Debt	S +	3.50%	7.92%	12/15/2028	6,922	6,932	6,902	0.20
Onit, Inc.	(6) (7) (11)	First Lien Debt	S +	4.75%	9.80%	1/27/2032	31,481	31,172	31,172	0.91
Onit, Inc.	(6) (11) (19)	First Lien Debt	S +	4.75%	9.80%	1/27/2032	—	(68)	(68)	—
Onit, Inc.	(6) (11) (19)	First Lien Debt	S +	4.75%	9.80%	1/27/2032	—	(45)	(45)	—
Optimizely North America, Inc.	(6) (11) (15)	First Lien Debt	S +	5.00%	9.33%	10/30/2031	18,101	17,928	18,033	0.53
Optimizely North America, Inc.	(6) (11) (15)	First Lien Debt	E +	5.25%	7.61%	10/30/2031	€6,663	7,169	7,170	0.21
Optimizely North America, Inc.	(6) (11) (15)	First Lien Debt	SA +	5.50%	9.96%	10/30/2031	£2,221	2,862	2,856	0.08
Optimizely North America, Inc.	(6) (11) (15) (19)	First Lien Debt	S +	5.00%	9.33%	10/30/2031	—	(25)	(10)	—
Polaris Newco, LLC	(12) (14)	First Lien Debt	S +	3.75%	8.30%	6/2/2028	5,835	5,840	5,574	0.16
Pound Bidco, Inc.	(6) (7) (10) (15)	First Lien Debt	S +	6.00%	10.83%	2/1/2027	3,743	3,742	3,727	0.11
Pound Bidco, Inc.	(6) (10) (15) (19)	First Lien Debt	S +	6.00%	10.83%	2/1/2027	123	123	121	—
Pound Bidco, Inc.	(6) (10) (15) (19)	First Lien Debt	S +	6.00%	10.83%	2/1/2027	—	—	(2)	—
Project Leopard Holdings, Inc.	(7) (8) (12) (15)	First Lien Debt	S +	5.25%	9.64%	7/20/2029	22,795	21,658	19,675	0.58
Proofpoint, Inc.	(12)	First Lien Debt	S +	3.00%	7.32%	8/31/2028	7,024	7,018	6,995	0.21

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2025
(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Quartz Acquireco, LLC		First Lien Debt	S +	2.25%	6.55%	6/28/2030	4,937	$4,948	$4,900	0.14%
Quest Software US Holdings, Inc.		First Lien Debt	S +	4.25%	8.69%	2/1/2029	3,900	3,883	2,262	0.07
Red Planet Borrower, LLC		First Lien Debt	S +	3.50%	7.92%	10/2/2028	4,837	4,846	4,736	0.14
Revalize, Inc.	(6) (7) (10)	First Lien Debt	S +	5.75%	10.19%	4/15/2027	14,290	13,829	13,528	0.40
Revalize, Inc.	(6) (10) (19)	First Lien Debt	S +	5.75%	10.19%	4/15/2027	468	462	427	0.01
Riskonnect Parent, LLC	(6) (7) (11)	First Lien Debt	S +	4.75%	9.04%	12/7/2028	30,522	30,065	30,255	0.89
Riskonnect Parent, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.04%	12/7/2028	23,489	23,072	23,237	0.68
Riskonnect Parent, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.04%	12/7/2028	—	(66)	(39)	—
Runway Bidco, LLC	(6) (7) (12)	First Lien Debt	S +	5.00%	9.30%	12/17/2031	18,054	17,879	17,987	0.53
Runway Bidco, LLC	(6) (12) (19)	First Lien Debt	S +	5.00%	9.30%	12/17/2031	—	(21)	(17)	—
Runway Bidco, LLC	(6) (12) (19)	First Lien Debt	S +	5.00%	9.30%	12/17/2031	—	(21)	(8)	—
Saturn Borrower, Inc.	(6) (9) (10)	First Lien Debt	S +	6.00%	10.30%	11/10/2028	17,679	17,424	17,424	0.51
Saturn Borrower, Inc.	(6) (10) (19)	First Lien Debt	S +	6.00%	10.30%	11/10/2028	—	(46)	(46)	—
Saturn Borrower, Inc.	(6) (10) (19)	First Lien Debt	S +	6.00%	10.30%	11/10/2028	—	(41)	(41)	—
Securonix, Inc.	(6) (7) (8) (11)	First Lien Debt	S +	7.00% (incl. 3.75% PIK)	11.29%	4/5/2028	30,302	29,604	26,572	0.78
Securonix, Inc.	(6) (11) (19)	First Lien Debt	S +	7.00% (incl. 3.75% PIK)	11.29%	4/5/2028	122	5	(543)	-0.02
Trunk Acquisition, Inc.	(6) (7) (10)	First Lien Debt	S +	6.00%	10.45%	2/19/2030	13,207	13,131	13,207	0.39
Trunk Acquisition, Inc.	(6) (10) (19)	First Lien Debt	S +	6.00%	10.45%	2/19/2030	622	611	622	0.02
Trunk Acquisition, Inc.	(6) (10) (19)	First Lien Debt	S +	6.00%	10.45%	2/19/2030	—	(3)	—	—
UKG, Inc.	(14)	First Lien Debt	S +	3.00%	7.30%	2/10/2031	7,456	7,469	7,436	0.22
Veritas US, Inc.	(10)	First Lien Debt	S +	12.50%	16.64%	12/9/2029	851	849	851	0.02
Vision Solutions, Inc.		First Lien Debt	S +	4.00%	8.55%	4/24/2028	6,333	6,286	6,086	0.18
								1,334,626	1,328,861	38.99
Specialty Retail
Les Schwab Tire Centers		First Lien Debt	S +	2.50%	6.81%	4/23/2031	6,847	6,853	6,791	0.20
Textiles, Apparel & Luxury Goods
Gloves Buyer, Inc.	(14)	First Lien Debt	S +	4.00%	8.44%	1/17/2032	7,000	6,815	6,720	0.20
Varsity Brands, Inc.		First Lien Debt	S +	3.50%	7.82%	8/26/2031	6,000	6,004	5,871	0.17
								12,819	12,591	0.37
Trading Companies & Distributors
Spin Holdco, Inc.	(11)	First Lien Debt	S +	4.00%	8.56%	3/4/2028	4,836	4,843	4,075	0.12
White Cap Buyer, LLC		First Lien Debt	S +	3.25%	7.57%	10/19/2029	2,438	2,439	2,360	0.07
								7,282	6,435	0.19

Transportation Infrastructure
Brown Group Holding, LLC	(12)	First Lien Debt	S +	2.50%	6.81%	7/1/2031	4,963	4,968	4,928	0.14

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2025
(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
KKR Apple Bidco, LLC		First Lien Debt	S +	2.50%	6.82%	9/23/2031	7,332	$7,310	$7,270	0.21%
								12,278	12,198	0.36
Wireless Telecommunication Services
CCI Buyer, Inc.	(11) (14)	First Lien Debt	S +	4.00%	8.30%	12/17/2027	5,873	5,844	5,872	0.17
Mobile Communications America, Inc.	(6) (7) (8) (10)	First Lien Debt	S +	5.25%	9.53%	10/16/2029	13,480	13,320	13,480	0.40
Mobile Communications America, Inc.	(6) (10) (19)	First Lien Debt	S +	5.25%	9.53%	10/16/2029	1,261	1,228	1,261	0.04
Mobile Communications America, Inc.	(6) (10) (19)	First Lien Debt	S +	5.25%	9.53%	10/16/2029	—	(25)	—	—
								20,367	20,613	0.60
Total Debt Investments - non-controlled/non-affiliated								$6,281,955	$6,235,768	182.96%
Debt Investments - non-controlled/affiliated
Professional Services
KWOR Acquisition, Inc.	(6) (10) (20)	Second Lien Debt	S +	6.25% (incl. 5.25% PIK)	10.56%	2/28/2030	13,405	13,405	13,405	0.39
KWOR Acquisition, Inc.	(6) (10) (20)	Other Debt	S +	8.00% PIK	12.31%	2/28/2030	4,468	4,468	4,468	0.13
KWOR Acquisition, Inc.	(6) (10) (19) (20)	First Lien Debt	S +	6.25% (incl. 5.25% PIK)	10.56%	2/28/2030	75	1	75	—
KWOR Acquisition, Inc.	(6) (10) (19) (20)	First Lien Debt	S +	6.25% (incl. 5.25% PIK)	10.56%	2/28/2030	111	2	111	—
								17,876	18,059	0.53
Total Debt Investments - non-controlled/affiliated								$17,876	$18,059	0.53
Total Debt Investments								$6,299,831	$6,253,827	183.49%

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Equity Investments - non-controlled/non-affiliated
Aerospace & Defense
PCX Holding Corp.	(6) (17) (18)	Common Equity		4/22/2021	1,154	$92	$55	—%
Automobile Components
Shelby Co-invest, LP (Spectrum Automotive)	(6) (17) (18)	Common Equity		6/29/2021	1,500	228	263	0.01
Wheel Pros, LLC	(17) (18)	Common Equity		12/2/2024	10,032	1,655	1,655	0.05
						1,883	1,918	0.06
Commercial Services & Supplies
Firebird Acquisition Corp, Inc.	(6) (17) (18)	Common Equity		2/3/2025	250,000	238	238	0.01
Procure Acquiom Financial, LLC (Procure Analytics)	(6) (17) (18)	Common Equity		12/20/2021	500,000	625	812	0.02
Surewerx Topco, LP	(6) (15) (17) (18)	Common Equity		12/28/2022	384	413	482	0.01
						1,276	1,532	0.04
Containers & Packaging

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2025
(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
BP Purchaser, LLC	(6) (17) (18)	Common Equity			12/10/2021	1,383,156	$878	$20	—%
BP Purchaser, LLC Rights	(6) (17) (18)	Common Equity			3/12/2024	1,666,989	75	—	—
FORTIS Solutions Group, LLC	(6) (18)	Preferred Equity		12.25%	6/24/2022	4,000,000	5,231	3,886	0.11
							6,184	3,906	0.11
Distributors
48Forty Solutions, LLC	(6) (7) (9) (17) (18)	Common Equity			11/1/2024	7,205	—	—	—
Diversified Consumer Services
Eclipse Topco, Inc.	(6) (18)	Preferred Equity		12.50% PIK	9/5/2024	310	3,048	3,083	0.09
LUV Car Wash	(6) (17) (18)	Common Equity			4/6/2022	1,383	1,331	975	0.03
							4,379	4,058	0.12
Electrical Equipment
Sparkstone Electrical Group	(6) (17) (18)	Common Equity			10/15/2024	1,500	150	150	—
Health Care Providers & Services
SDB Holdco, LLC	(6) (17) (18)	Common Equity			3/29/2024	14,561,479	—	—	—
Suveto Buyer, LLC	(6) (15) (17) (18)	Common Equity			11/19/2021	3,398	306	316	0.01
Vardiman Black Holdings, LLC	(6) (18)	Preferred Equity		6.00% PIK	3/29/2024	7,065,190	4,798	1,572	0.05
							5,104	1,888	0.06
Insurance Services
Amerilife Holdings, LLC	(6) (17) (18)	Common Equity			9/1/2022	9,880	273	645	0.02
Frisbee Holdings, LP (Fetch)	(6) (17) (18)	Common Equity			10/31/2022	33,276	424	768	0.02
Integrity Marketing Acquisition, LLC	(6) (18)	Preferred Equity		10.50%	12/21/2021	750,000	1,040	1,042	0.03
							1,737	2,455	0.07
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(6) (17) (18)	Common Equity			7/12/2021	5,196	317	260	0.01
Verdantas, LLC	(6) (17) (18)	Common Equity			5/3/2024	8,848	9	10	—
Verdantas, LLC	(6) (18)	Preferred Equity		10.00%	5/3/2024	875,952	960	981	0.03
							1,286	1,251	0.04
Real Estate Management & Development
Pritchard Industries, LLC	(6) (17) (18)	Common Equity			10/13/2021	332,248	352	389	0.01
Software
Cohesity Global, Inc.	(17) (18)	Preferred Equity			12/9/2024	18,617	382	382	0.01
Fullsteam Operations, LLC	(6) (17) (18)	Common Equity			11/27/2023	45,080	1,520	3,666	0.11
Knockout Intermediate Holdings I, Inc.	(6) (18)	Preferred Equity		11.75%	6/25/2022	6,294	8,275	8,830	0.26
Revalize, Inc.	(6) (18)	Preferred Equity	S +	10.00%	12/14/2021	2,951	4,076	4,247	0.12
Reveal Data Solutions	(6) (17) (18)	Common Equity			8/29/2023	861,539	1,122	1,353	0.04
RSK Holdings, Inc. (Riskonnect)	(6) (18)	Preferred Equity	S +	10.50%	7/7/2022	10,679,200	15,031	15,724	0.46
							30,406	34,202	1.00

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2025
(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Total Equity Investments - non-controlled/non-affiliated							$52,849	$51,804	1.52%
Equity Investments - non-controlled/affiliated
Professional Services
KWOR Intermediate I, Inc.	(6) (17) (18) (20)	Common Equity			2/28/2025	2,785	$1,069	$1,069	0.03%
KWOR Intermediate I, Inc.	(6) (18) (20)	Preferred Equity	S +	8.00% PIK	2/28/2025	2,978,848	2,979	2,979	0.09
							4,048	4,048	0.12
Total Equity Investments - non-controlled/affiliated							$4,048	$4,048	0.12%
Total Equity Investments							$56,897	$55,852	1.64%
Total Portfolio Investments							$6,356,728	$6,309,679	185.13%

Cash and Cash Equivalents
J.P. Morgan US Government Money Market Fund	$36,714	$36,714	1.12%
Cash	193,578	193,578	5.92
Total Cash and Cash Equivalents	$230,292	$230,292	7.04%
Total Portfolio Investments, Cash and Cash Equivalents	$6,587,020	$6,539,971	191.88%

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2025
(In thousands, except share amounts)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments (including preferred equity investments) are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of March 31, 2025, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2025, the Company is an “affiliated person” of one of its portfolio companies, as indicated below.

(2)	Unless otherwise indicated, the Company's investments are pledged as collateral supporting the amounts outstanding under the ING Facility (as defined below). See Note 6 "Debt".
(3)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either CORRA ("C") or EURIBOR ("E") or SOFR ("S") or SONIA ("SA") or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2025. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2025. As of March 31, 2025, the reference rates for our variable rate loans were the C at 2.77%, 1-month E at 2.36%, 1-month S at 4.32%, 3-month S at 4.29%, 6-month S at 4.19%, SA at 4.46% and the P at 7.50%.

(4)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$" or "USD") unless otherwise noted, Euro ("€"), Great British Pound ("GBP"), or Canadian dollar ("CAD").

(5)	The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(6)	These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Company’s Valuation Designee (the “Valuation Designee”), under the supervision of the Company’s Board of Directors (the “Board of Directors” or “Board”) (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(7)	Assets or a portion thereof are pledged as collateral for the JPM (as defined below). See Note 6 “Debt”.
(8)	Assets or a portion thereof are pledged as collateral for the Wells Fargo Funding Facility (as defined below). See Note 6 “Debt”.
(9)	Assets or a portion thereof are pledged as collateral for the CBNA Facility (as defined below). See Note 6 “Debt”.
(10)	Loan includes interest rate floor of 1.00%.
(11)	Loan includes interest rate floor of 0.75%
(12)	Loan includes interest rate floor of 0.50%
(13)	The investment includes an exit fee that is receivable upon certain conditions being met. See Note 2 "Significant Accounting Policies".
(14)	Position or portion thereof unsettled as of March 31, 2025.
(15)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2025, non-qualifying assets represented 6.44% of total assets as calculated in accordance with regulatory requirements.

(16)	Investment was on non-accrual status as of March 31, 2025.
(17)	Non-income producing security.
(18)
Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities”. As of March 31, 2025, the aggregate fair value of these securities is $55,852 or 1.64% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(19)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date started. See below for more information on the Company’s unfunded commitments as of March 31, 2025

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2025
(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt — non-controlled/non-affiliated
48Forty Solutions, LLC	Revolver	11/30/2029	$4,413	$(1,693)
ARI Network Services, Inc.	Revolver	08/28/2026	1,032	(10)
AWP Group Holdings, Inc.	Delayed Draw Term Loan	08/23/2026	2,158	—
AWP Group Holdings, Inc.	Revolver	12/23/2030	4,190	—
Abacus Data Holdings, Inc. (AbacusNext)	Revolver	03/10/2027	600	—
Accordion Partners, LLC	Delayed Draw Term Loan	11/15/2026	7,450	(33)
Accordion Partners, LLC	Revolver	11/17/2031	5,913	(26)
Advarra Holdings, Inc.	Delayed Draw Term Loan	09/14/2026	1,191	—
Alert Media, Inc.	Revolver	04/12/2027	3,870	(17)
Amerilife Holdings, LLC	Delayed Draw Term Loan	06/17/2026	1,879	—
Amerilife Holdings, LLC	Delayed Draw Term Loan	02/28/2027	5,395	(13)
Amerilife Holdings, LLC	Revolver	08/31/2028	2,698	—
Answer Acquisition, LLC	Revolver	12/30/2026	3,034	(69)
Any Hour, LLC	Delayed Draw Term Loan	05/23/2026	3,127	(45)
Any Hour, LLC	Revolver	05/23/2030	796	(11)
Apex Service Partners, LLC	Revolver	10/24/2029	872	—
Apollo Acquisition, Inc.	Delayed Draw Term Loan	12/30/2026	5,859	(77)
Apollo Acquisition, Inc.	Revolver	12/30/2030	2,344	(31)
Appfire Technologies, LLC	Delayed Draw Term Loan	12/31/2025	1,610	—
Appfire Technologies, LLC	Delayed Draw Term Loan	06/28/2026	1,465	—
Appfire Technologies, LLC	Revolver	03/09/2028	623	—
Applitools, Inc.	Revolver	05/25/2028	1,600	(10)
Apryse Software Corp.	Revolver	07/15/2026	2,200	—
Aptean, Inc.	Delayed Draw Term Loan	01/30/2026	1,822	(5)
Aptean, Inc.	Delayed Draw Term Loan	07/24/2025	1,559	—
Aptean, Inc.	Delayed Draw Term Loan	02/14/2027	1,386	(3)
Aptean, Inc.	Revolver	01/30/2031	6,027	(18)
Arcoro Holdings Corp.	Revolver	03/28/2030	8,609	(265)
Artifact Bidco, Inc.	Delayed Draw Term Loan	05/22/2027	5,345	—
Artifact Bidco, Inc.	Revolver	07/26/2030	3,818	—
Ascend Partner Services, LLC	Delayed Draw Term Loan	08/09/2026	1,612	—
Ascend Partner Services, LLC	Revolver	08/11/2031	305	—
Assembly Intermediate, LLC	Revolver	10/19/2027	889	—
Associations, Inc.	Delayed Draw Term Loan	07/03/2028	636	—
Associations, Inc.	Revolver	07/03/2028	176	—
Atlas Us Finco, Inc.	Revolver	12/09/2028	1,360	—
AuditBoard, Inc.	Delayed Draw Term Loan	07/12/2026	16,286	—

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2025
(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
AuditBoard, Inc.	Revolver	07/14/2031	$6,514	$—
Banyan Software Holdings, LLC	Delayed Draw Term Loan	01/02/2027	9,969	(67)
Banyan Software Holdings, LLC	Revolver	01/02/2031	3,261	(31)
Bottomline Technologies, Inc.	Revolver	05/15/2028	1,733	—
Bradyplus Holdings, LLC	Delayed Draw Term Loan	10/31/2025	1,026	—
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	06/03/2026	1,653	(7)
Bullhorn, Inc.	Delayed Draw Term Loan	05/11/2026	770	—
Bullhorn, Inc.	Revolver	10/01/2029	399	—
CLEO Communications Holding, LLC	Revolver	06/09/2027	5,358	—
COP Collisionright Parent, LLC	Delayed Draw Term Loan	01/29/2026	4,047	—
COP Collisionright Parent, LLC	Revolver	01/29/2030	4,309	—
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	08/27/2026	2,206	—
CRCI Longhorn Holdings, Inc.	Revolver	08/27/2031	706	—
Caerus US 1, Inc.	Revolver	05/25/2029	4,263	(120)
Carr, Riggs and Ingram Capital, LLC	Delayed Draw Term Loan	11/18/2026	6,226	(62)
Carr, Riggs and Ingram Capital, LLC	Revolver	11/18/2031	2,550	(25)
Catalis Intermediate, Inc.	Revolver	08/04/2027	1,727	(17)
Cerity Partners, LLC	Delayed Draw Term Loan	06/07/2026	1,771	—
Cerity Partners, LLC	Delayed Draw Term Loan	01/21/2027	3,480	(33)
Cerity Partners, LLC	Revolver	07/30/2029	298	—
Chase Intermediate, LLC	Delayed Draw Term Loan	08/31/2025	5,836	—
Chase Intermediate, LLC	Revolver	10/30/2028	869	—
Citrin Cooperman Advisors, LLC	Delayed Draw Term Loan	12/13/2025	24	—
ComPsych Investment Corp.	Delayed Draw Term Loan	07/23/2027	4,667	—
Consor Intermediate II, LLC	Delayed Draw Term Loan	05/10/2026	4,259	(1)
Consor Intermediate II, LLC	Revolver	05/12/2031	1,413	—
Coupa Holdings, LLC	Delayed Draw Term Loan	08/27/2025	851	(2)
Coupa Holdings, LLC	Revolver	02/27/2029	651	(1)
Cyara AcquisitionCo, LLC	Revolver	06/28/2029	3,832	—
DA Blocker Corp.	Delayed Draw Term Loan	02/10/2027	2,425	(12)
DA Blocker Corp.	Revolver	02/13/2032	566	(6)
Diligent Corporation	Delayed Draw Term Loan	04/30/2026	10,706	(32)
Diligent Corporation	Revolver	08/02/2030	7,137	(21)
Drivecentric Holdings, LLC	Revolver	08/15/2031	4,059	(17)
Dwyer Instruments, Inc.	Delayed Draw Term Loan	11/20/2026	2,020	(10)
Dwyer Instruments, Inc.	Revolver	07/20/2029	5,162	(26)
E-Discovery AcquireCo, LLC	Revolver	08/29/2029	3,484	—
EVDR Purchaser, Inc.	Delayed Draw Term Loan	08/14/2025	11,946	—
EVDR Purchaser, Inc.	Revolver	02/14/2031	6,451	—

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2025
(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Eclipse Buyer, Inc.	Delayed Draw Term Loan	09/06/2026	$1,417	$—
Eclipse Buyer, Inc.	Revolver	09/08/2031	719	—
Energy Labs Holdings Corp.	Delayed Draw Term Loan	05/24/2026	1,981	(25)
Energy Labs Holdings Corp.	Revolver	04/07/2028	1,726	(22)
Espresso Bidco, Inc.	Delayed Draw Term Loan	03/25/2027	7,417	(56)
Espresso Bidco, Inc.	Revolver	03/25/2032	3,297	(49)
Essential Services Holding Corporation	Delayed Draw Term Loan	06/17/2026	5,154	—
Essential Services Holding Corporation	Revolver	06/17/2030	2,706	—
Everbridge Holdings, LLC	Delayed Draw Term Loan	07/02/2026	11,101	—
Everbridge Holdings, LLC	Revolver	07/02/2031	7,303	—
Excelitas Technologies Corp.	Delayed Draw Term Loan	05/01/2026	13,032	(65)
Excelitas Technologies Corp.	Revolver	08/14/2028	3,095	(15)
FLS Holding, Inc.	Revolver	12/17/2027	1,138	(133)
FMG Suite Holdings, LLC	Revolver	10/30/2026	994	(2)
FORTIS Solutions Group, LLC	Delayed Draw Term Loan	06/24/2025	9,347	—
FORTIS Solutions Group, LLC	Revolver	10/15/2027	990	—
FPG Intermediate Holdco, LLC	Delayed Draw Term Loan	12/31/2025	11	—
Firebird Acquisition Corp, Inc.	Delayed Draw Term Loan	01/31/2027	3,500	(9)
Firebird Acquisition Corp, Inc.	Revolver	02/02/2032	1,050	(5)
Formstack Acquisition Co	Delayed Draw Term Loan	03/30/2026	17,485	(334)
Formstack Acquisition Co	Revolver	03/28/2030	9,818	(188)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	02/26/2027	1,300	(3)
Foundation Risk Partners Corp.	Revolver	10/29/2029	4,283	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	08/25/2025	8,701	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	02/23/2026	1,533	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	05/01/2026	10,125	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	06/30/2026	1,125	—
Fullsteam Operations, LLC	Revolver	11/27/2029	1,118	—
GC Waves Holdings, Inc.	Delayed Draw Term Loan	10/04/2026	13,535	—
GC Waves Holdings, Inc.	Revolver	10/04/2030	1,723	—
GI DI Cornfield Acquisition, LLC	Delayed Draw Term Loan	05/31/2026	16,333	(98)
GPS Merger Sub, LLC	Delayed Draw Term Loan	10/02/2026	3,668	(12)
GPS Merger Sub, LLC	Revolver	10/02/2029	2,934	(10)
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	03/26/2026	3,028	—
GS AcquisitionCo, Inc.	Revolver	05/22/2028	5,318	—
Galway Borrower, LLC	Delayed Draw Term Loan	02/06/2026	4,068	—
Galway Borrower, LLC	Revolver	09/29/2028	2,398	—
Gateway US Holdings, Inc.	Delayed Draw Term Loan	11/14/2026	1,300	—
Gateway US Holdings, Inc.	Revolver	09/22/2028	484	—

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2025
(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Granicus, Inc.	Delayed Draw Term Loan	01/17/2026	$1,383	$—
Granicus, Inc.	Revolver	01/17/2031	8,771	—
GraphPad Software, LLC	Delayed Draw Term Loan	06/28/2026	10,055	—
GraphPad Software, LLC	Revolver	06/30/2031	4,190	—
HSI Halo Acquisition, Inc.	Delayed Draw Term Loan	06/28/2026	3,759	—
HSI Halo Acquisition, Inc.	Revolver	06/28/2030	3,031	—
Heartland Veterinary Partners, LLC	Revolver	12/10/2026	1,298	—
Helios Service Partners, LLC	Delayed Draw Term Loan	02/10/2026	2,401	(13)
Helios Service Partners, LLC	Delayed Draw Term Loan	07/24/2025	6,925	(37)
Helios Service Partners, LLC	Delayed Draw Term Loan	04/29/2026	2,286	(12)
Helios Service Partners, LLC	Revolver	03/19/2027	4,053	(22)
Hercules Borrower, LLC	Delayed Draw Term Loan	04/17/2025	2,176	(670)
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	03/27/2026	13,415	(58)
High Street Buyer, Inc.	Delayed Draw Term Loan	03/11/2026	18,017	—
High Street Buyer, Inc.	Revolver	04/16/2027	915	—
Hootsuite, Inc.	Revolver	05/22/2030	2,100	(5)
Hyland Software, Inc.	Revolver	09/19/2029	3,699	—
IG Investment Holdings, LLC	Revolver	09/22/2028	3,735	(19)
Icefall Parent, Inc.	Revolver	01/25/2030	2,471	(14)
Imagine 360, LLC	Delayed Draw Term Loan	09/20/2026	1,884	(5)
Imagine 360, LLC	Revolver	10/02/2028	1,166	(3)
Inhabitiq, Inc.	Delayed Draw Term Loan	01/11/2027	4,784	(12)
Inhabitiq, Inc.	Revolver	01/12/2032	2,990	(15)
Inszone Mid, LLC	Delayed Draw Term Loan	11/30/2025	2,053	—
Inszone Mid, LLC	Delayed Draw Term Loan	07/24/2026	10,025	—
Inszone Mid, LLC	Revolver	11/30/2029	3,308	—
Integrity Marketing Acquisition, LLC	Revolver	08/25/2028	1,097	—
Invictus Buyer, LLC	Delayed Draw Term Loan	06/03/2026	2,531	(9)
Invictus Buyer, LLC	Revolver	06/03/2031	938	(4)
Iris Buyer, LLC	Revolver	10/02/2029	2,018	(8)
Jonathan Acquisition Company	Revolver	12/22/2025	1,579	—
KENG Acquisition, Inc.	Delayed Draw Term Loan	08/01/2025	3,173	(36)
KENG Acquisition, Inc.	Delayed Draw Term Loan	07/17/2026	1,912	(22)
KENG Acquisition, Inc.	Revolver	08/01/2029	3,040	(34)
LJ Avalon Holdings, LLC	Delayed Draw Term Loan	10/01/2025	1,890	—
LJ Avalon Holdings, LLC	Revolver	02/01/2029	486	—
LeadVenture, Inc.	Delayed Draw Term Loan	08/28/2026	989	(9)
LegitScript, LLC	Revolver	06/24/2028	3,984	—
Lightspeed Buyer, Inc.	Delayed Draw Term Loan	06/01/2025	387	—

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2025
(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Lightspeed Buyer, Inc.	Revolver	02/03/2027	$279	$—
LogRhythm, Inc.	Revolver	07/02/2029	682	(15)
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	08/29/2026	1,653	—
MAI Capital Management Intermediate, LLC	Revolver	08/29/2031	783	—
MHE Intermediate Holdings, LLC	Revolver	07/21/2027	643	(4)
MRI Software, LLC	Delayed Draw Term Loan	09/04/2026	5,194	(31)
MRI Software, LLC	Revolver	02/10/2027	5,176	(30)
Magneto Components Buyco, LLC	Delayed Draw Term Loan	06/05/2025	9,516	(183)
Magneto Components Buyco, LLC	Revolver	12/05/2029	7,930	(153)
Magnolia Wash Holdings	Revolver	07/14/2028	215	(23)
Mantech International CP	Delayed Draw Term Loan	06/14/2025	5,023	—
Mantech International CP	Revolver	09/14/2028	4,800	—
Mobile Communications America, Inc.	Delayed Draw Term Loan	10/16/2025	3,135	—
Mobile Communications America, Inc.	Revolver	10/16/2029	2,202	—
Model N, Inc.	Delayed Draw Term Loan	06/26/2026	5,429	—
Model N, Inc.	Revolver	06/27/2031	2,895	—
Montana Buyer, Inc.	Revolver	07/22/2028	3,074	—
NSI Holdings, Inc.	Delayed Draw Term Loan	11/15/2026	4,079	(40)
NSI Holdings, Inc.	Revolver	11/15/2031	4,079	(40)
Nasuni Corporation	Revolver	09/10/2030	4,490	—
Netwrix Corporation And Concept Searching, Inc.	Revolver	06/11/2029	1,579	(10)
Oak Purchaser, Inc.	Revolver	04/28/2028	1,241	—
Onit, Inc.	Delayed Draw Term Loan	01/27/2027	13,889	(68)
Onit, Inc.	Revolver	01/27/2032	4,630	(45)
Optimizely North America, Inc.	Revolver	10/22/2031	2,665	(10)
PDI TA Holdings, Inc.	Delayed Draw Term Loan	02/01/2026	3,789	—
PDI TA Holdings, Inc.	Revolver	02/03/2031	3,254	—
PMA Parent Holdings, LLC	Revolver	01/31/2031	240	(2)
PT Intermediate Holdings III, LLC	Delayed Draw Term Loan	04/08/2026	4,240	—
Pareto Health Intermediate Holdings, Inc.	Revolver	06/01/2029	10,788	(40)
Patriot Growth Insurance Services, LLC	Revolver	10/16/2028	234	—
Peter C. Foy & Associates Insurance Services, LLC	Delayed Draw Term Loan	04/23/2026	412	—
Peter C. Foy & Associates Insurance Services, LLC	Revolver	11/01/2027	532	(5)
Pound Bidco, Inc.	Delayed Draw Term Loan	04/24/2027	252	(1)
Pound Bidco, Inc.	Revolver	02/01/2027	388	(2)
Procure Acquireco, Inc. (Procure Analytics)	Delayed Draw Term Loan	10/31/2026	831	—
Procure Acquireco, Inc. (Procure Analytics)	Revolver	12/20/2028	952	—
Project Accelerate Parent, LLC	Revolver	02/24/2031	4,813	—
Project Boost Purchaser, LLC	Revolver	05/02/2028	417	—

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2025
(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Project Potter Buyer, LLC	Revolver	04/23/2026	$885	$—
Pye-Barker Fire & Safety, LLC	Delayed Draw Term Loan	05/24/2026	4,331	—
Pye-Barker Fire & Safety, LLC	Revolver	05/24/2030	2,197	—
RFS Opco, LLC	Revolver	04/04/2029	8,667	(11)
Randy's Holdings, Inc.	Delayed Draw Term Loan	11/01/2025	1,971	—
Randy's Holdings, Inc.	Revolver	11/01/2029	1,032	—
Raptor Merger Sub Debt, LLC	Revolver	04/01/2029	2,558	(15)
Raven Acquisition Holdings, LLC	Delayed Draw Term Loan	11/19/2026	333	(4)
Redwood Services Group, LLC	Delayed Draw Term Loan	02/05/2026	627	(3)
Redwood Services Group, LLC	Delayed Draw Term Loan	01/03/2027	13,351	(63)
Revalize, Inc.	Revolver	04/15/2027	312	(17)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	03/30/2027	16,890	(194)
Ridge Trail US Bidco, Inc.	Revolver	03/31/2031	4,110	(47)
Riskonnect Parent, LLC	Delayed Draw Term Loan	03/01/2026	5,249	(46)
Riskonnect Parent, LLC	Revolver	12/07/2028	4,463	(39)
RoadOne IntermodaLogistics	Revolver	12/29/2028	155	(4)
Routeware, Inc.	Delayed Draw Term Loan	09/18/2026	2,080	(12)
Routeware, Inc.	Revolver	09/18/2031	511	(3)
Runway Bidco, LLC	Delayed Draw Term Loan	12/17/2026	4,486	(17)
Runway Bidco, LLC	Revolver	12/17/2031	2,243	(8)
SV Newco 2, Inc.	Delayed Draw Term Loan	05/31/2026	13,385	(51)
SV Newco 2, Inc.	Revolver	06/02/2031	13,231	(51)
Saturn Borrower, Inc.	Delayed Draw Term Loan	01/24/2027	6,428	(46)
Saturn Borrower, Inc.	Revolver	11/10/2028	2,893	(41)
Securonix, Inc.	Revolver	04/05/2028	5,281	(650)
Sherlock Buyer Corp.	Revolver	12/08/2027	2,978	—
Smarsh, Inc.	Delayed Draw Term Loan	01/31/2027	2,142	(4)
Smarsh, Inc.	Revolver	02/16/2029	1,393	(9)
Sonny's Enterprises, LLC	Delayed Draw Term Loan	06/05/2026	3,067	(158)
Sonny's Enterprises, LLC	Revolver	08/05/2027	2,337	(120)
Spark Buyer, LLC	Delayed Draw Term Loan	10/15/2026	2,125	(19)
Spark Buyer, LLC	Revolver	10/15/2031	1,063	(9)
Spectrio, LLC	Revolver	12/09/2026	132	(14)
Spectrum Automotive Holdings Corp.	Delayed Draw Term Loan	03/24/2026	60	—
Spectrum Automotive Holdings Corp.	Revolver	06/29/2027	378	—
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	04/25/2026	1,813	—
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	1,250	—
Superman Holdings, LLC	Delayed Draw Term Loan	08/28/2026	2,988	—
Superman Holdings, LLC	Revolver	08/29/2031	3,675	—

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2025
(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Surewerx Purchaser III, Inc.	Delayed Draw Term Loan	12/28/2025	$620	$(1)
Surewerx Purchaser III, Inc.	Revolver	12/28/2028	256	—
Suveto Buyer, LLC	Delayed Draw Term Loan	11/15/2026	680	(1)
Suveto Buyer, LLC	Revolver	09/09/2027	556	(1)
Sweep Purchaser, LLC	Revolver	06/30/2027	469	—
Tamarack Intermediate, LLC	Revolver	03/13/2028	3,375	(25)
Tank Holding Corp.	Revolver	03/31/2028	1,867	(72)
Thrive Buyer, Inc. (Thrive Networks)	Delayed Draw Term Loan	01/31/2027	14,682	(75)
Thrive Buyer, Inc. (Thrive Networks)	Revolver	02/02/2032	5,735	(56)
Tidi Legacy Products, Inc.	Delayed Draw Term Loan	06/19/2025	2,961	—
Tidi Legacy Products, Inc.	Revolver	12/19/2029	2,132	—
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2026	2,962	—
Transit Technologies, LLC	Revolver	08/20/2030	2,591	—
Trintech, Inc.	Revolver	07/25/2029	4,336	(27)
Triple Lift, Inc.	Revolver	05/05/2028	1,714	(55)
Trunk Acquisition, Inc.	Delayed Draw Term Loan	12/20/2026	1,569	—
Trunk Acquisition, Inc.	Revolver	02/19/2030	1,071	—
Two Six Labs, LLC	Delayed Draw Term Loan	10/09/2025	5,000	(11)
Two Six Labs, LLC	Revolver	08/20/2027	476	(1)
UHY Advisors, Inc.	Delayed Draw Term Loan	11/22/2026	7,727	(29)
UHY Advisors, Inc.	Revolver	11/21/2031	1,591	(6)
UpStack, Inc.	Delayed Draw Term Loan	08/23/2026	1,700	(26)
UpStack, Inc.	Revolver	08/25/2031	659	(10)
V Global Holdings, LLC	Revolver	12/22/2027	602	(30)
VRC Companies, LLC	Revolver	06/29/2027	959	—
Vamos Bidco, Inc.	Delayed Draw Term Loan	01/30/2027	4,837	(24)
Vamos Bidco, Inc.	Revolver	01/30/2032	1,451	(14)
Vardiman Black Holdings, LLC	Delayed Draw Term Loan	03/29/2026	160	(3)
Vehlo Purchaser, LLC	Delayed Draw Term Loan	10/05/2025	41,821	(209)
Vehlo Purchaser, LLC	Revolver	05/24/2028	411	(2)
Vensure Employer Services, Inc.	Delayed Draw Term Loan	09/27/2026	5,334	(37)
Verdantas, LLC	Delayed Draw Term Loan	11/08/2026	3,334	(2)
Verdantas, LLC	Revolver	05/06/2030	3,538	(2)
Vertex Service Partners, LLC	Delayed Draw Term Loan	10/01/2026	1,009	—
Vertex Service Partners, LLC	Revolver	11/08/2030	1,667	—
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	07/24/2026	8,333	—
Vessco Midco Holdings, LLC	Revolver	07/24/2031	3,771	—
Victors Purchaser, LLC	Delayed Draw Term Loan	08/15/2026	2,102	—
Victors Purchaser, LLC	Revolver	08/15/2031	1,535	—

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2025
(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
World Insurance Associates, LLC	Revolver	04/03/2030	$970	$(10)
YI, LLC	Delayed Draw Term Loan	06/01/2025	3,727	(7)
YI, LLC	Revolver	12/03/2029	2,795	(5)
Zarya Intermediate, LLC	Revolver	07/01/2027	3,789	—
iCIMS, Inc.	Revolver	08/18/2028	547	—
Total First Lien Debt Unfunded Commitments — non-controlled/non-affiliated			$1,010,856	$(7,947)
First Lien Debt — non-controlled/affiliated
KWOR Acquisition, Inc.	Delayed Draw Term Loan	02/28/2027	3,019	—
KWOR Acquisition, Inc.	Revolver	02/28/2030	2,214	—
Total First Lien Debt Unfunded Commitments			$1,016,089	$(7,947)

The accompanying notes are an integral part of these unaudited consolidated financial statements

(20) As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns, either directly or indirectly, 5% or more of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the three months ended March 31, 2025 were as follows:

	Fair Value as of December 31, 2024	Gross Additions (b)	Gross Reductions (c)	Net Change in Unrealized Gains (Losses)	Net Realized Gain (Loss)	Fair Value as of March 31, 2025	Interest, Dividend and Other Income
KWOR Acquisition, Inc. (a)	$—	$21,924	$—	$183	$—	$22,107	$179
Total	$—	$21,924	$—	$183	$—	$22,107	$179

(a) Inclusive of positions titled KWOR Intermediate I, Inc.
(b) Gross additions may include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest, the accretion of discounts, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
(c) Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
March 31, 2025
(In thousands)

Additional Information

					Interest Rate Swaps(a)(b)
Counterparty	Hedged Instrument	Company Receives	Company Pays		Maturity Date	Notional Amount	Fair Value	Upfront Payments / Receipts	Change in Unrealized Appreciation(Depreciation)
SMBC Capital Markets, Inc.	Series A 2026 Notes	8.10%	S +	6.96%	03/16/2026	204,000	$(943)	$—	$144
SMBC Capital Markets, Inc.	Series A 2028 Notes	8.13%	S +	4.88%	03/16/2028	146,000	(1,018)	—	1,502
SMBC Capital Markets, Inc.	Series B 2026 Notes	8.84%	S +	6.12%	08/10/2026	107,000	(554)	—	274
SMBC Capital Markets, Inc.	Series B 2028 Notes	8.88%	S +	5.56%	08/10/2028	128,000	(928)	—	1,580
SMBC Capital Markets, Inc.	Series C 2027 Notes	8.92%	S +	4.49%	03/01/2027	136,500	1,492	—	750
SMBC Capital Markets, Inc.	Series C 2029 Notes	9.07%	S +	4.77%	03/01/2029	163,500	3,246	—	2,307
MUFG Bank, Ltd.	Series D 2027 Notes	6.84%	S +	3.46%	08/05/2027	100,000	(244)	—	615
MUFG Bank, Ltd.	Series D 2029 Notes	6.91%	S +	3.48%	08/05/2029	200,000	(1,254)	—	2,610
						1,185,000	$(203)	$—	$9,782

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

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Debt Investments
Aerospace & Defense
Jonathan Acquisition Company	(6) (10)	First Lien Debt	S +	5.00%	9.43%	12/22/2026	13,378	$13,325	$13,378	0.41%
Jonathan Acquisition Company	(6) (10) (19)	First Lien Debt	S +	5.00%	9.43%	12/22/2025	343	339	343	0.01
Mantech International CP	(6) (7) (8) (11)	First Lien Debt	S +	5.00%	9.59%	09/14/2029	33,491	33,159	33,491	1.02
Mantech International CP	(6) (11) (19)	First Lien Debt	S +	5.00%	9.59%	09/14/2029	—	(23)	—	—
Mantech International CP	(6) (11) (19)	First Lien Debt	S +	5.00%	9.59%	09/14/2028	—	(40)	—	—
PCX Holding Corp.	(6) (7) (10)	First Lien Debt	S +	6.25%	10.73%	04/22/2027	7,655	7,181	7,135	0.22
PCX Holding Corp.	(6) (7) (10)	First Lien Debt	S +	6.25%	10.73%	04/22/2027	7,709	7,233	7,185	0.22
PCX Holding Corp.	(6) (10)	First Lien Debt	S +	6.25%	10.73%	04/22/2027	793	745	739	0.02
Two Six Labs, LLC	(6) (7) (11)	First Lien Debt	S +	5.25%	9.90%	08/20/2027	24,792	24,491	24,725	0.76
Two Six Labs, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.59%	08/20/2027	1,804	1,752	1,786	0.05
Two Six Labs, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.59%	08/20/2027	—	(12)	(2)	—
								88,150	88,780	2.71
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(6) (7) (9) (11)	First Lien Debt	S +	5.75%	10.23%	06/11/2027	52,728	52,162	52,728	1.61
RoadOne IntermodaLogistics	(6) (10)	First Lien Debt	S +	6.25%	10.84%	12/29/2028	1,269	1,243	1,241	0.04
RoadOne IntermodaLogistics	(6) (10)	First Lien Debt	S +	6.25%	10.84%	12/29/2028	116	114	114	—
RoadOne IntermodaLogistics	(6) (10) (19)	First Lien Debt	S +	6.25%	10.84%	12/29/2028	58	53	52	—
								53,572	54,135	1.65
Automobile Components
Continental Battery Company	(6) (7) (8) (10) (13)	First Lien Debt	S +	7.00% (incl. 4.08% PIK)	11.48%	01/20/2027	12,945	11,732	9,142	0.28
LTI Holdings, Inc.		First Lien Debt	S +	4.75%	9.11%	07/19/2029	2,993	2,985	2,994	0.09
Randy's Holdings, Inc.	(6) (7) (8) (10)	First Lien Debt	S +	5.00%	9.45%	11/01/2029	13,541	13,304	13,541	0.41
Randy's Holdings, Inc.	(6) (10) (19)	First Lien Debt	S +	5.00%	9.45%	11/01/2029	1,266	1,216	1,266	0.04
Randy's Holdings, Inc.	(6) (10) (19)	First Lien Debt	S +	5.00%	9.45%	11/01/2029	626	597	626	0.02
Sonny's Enterprises, LLC	(6) (7) (8) (10)	First Lien Debt	S +	5.50%	10.17%	08/05/2028	52,760	52,210	51,067	1.56
Sonny's Enterprises, LLC	(6) (10) (19)	First Lien Debt	S +	5.50%	10.17%	08/05/2028	6,018	5,901	5,726	0.18
Sonny's Enterprises, LLC	(6) (10) (19)	First Lien Debt	S +	5.50%	10.17%	08/05/2027	1,391	1,310	1,212	0.04
Spectrum Automotive Holdings Corp.	(6) (7) (11)	First Lien Debt	S +	5.25%	9.58%	06/29/2028	9,930	9,854	9,874	0.30
Spectrum Automotive Holdings Corp.	(6) (11) (19)	First Lien Debt	S +	5.25%	9.58%	06/29/2028	2,820	2,792	2,802	0.09
Spectrum Automotive Holdings Corp.	(6) (11) (19)	First Lien Debt	S +	5.25%	9.58%	06/29/2027	—	(3)	(2)	—
								101,898	98,248	3.00

Automobiles
ARI Network Services, Inc.	(6) (7) (11)	First Lien Debt	S +	5.00%	9.36%	08/28/2026	23,947	23,820	23,840	0.73

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
ARI Network Services, Inc.	(6) (7) (11)	First Lien Debt	S +	5.00%	9.36%	08/28/2026	1,524	$1,524	$1,519	0.05%
ARI Network Services, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.36%	08/28/2026	774	770	768	0.02
COP Collisionright Parent, LLC	(6) (7) (9) (10)	First Lien Debt	S +	5.50%	10.09%	01/29/2030	31,005	30,460	30,639	0.94
COP Collisionright Parent, LLC	(6) (10) (19)	First Lien Debt	S +	5.50%	10.09%	01/29/2030	9,083	8,840	8,870	0.27
COP Collisionright Parent, LLC	(6) (10) (19)	First Lien Debt	S +	5.50%	10.09%	01/29/2030	752	667	692	0.02
Drivecentric Holdings, LLC	(6) (7) (11)	First Lien Debt	S +	4.75%	9.27%	08/15/2031	30,441	30,148	30,417	0.93
Drivecentric Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.27%	08/15/2031	—	(38)	(3)	—
LeadVenture, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.36%	08/28/2026	976	959	965	0.03
MajorDrive Holdings IV, LLC	(12)	First Lien Debt	S +	4.00%	8.59%	06/01/2028	2,969	2,972	2,889	0.09
Turbo Buyer, Inc.	(6) (7) (10)	First Lien Debt	S +	6.00%	10.48%	12/02/2025	15,930	15,422	15,385	0.47
Turbo Buyer, Inc.	(6) (10)	First Lien Debt	S +	6.00%	10.48%	12/02/2025	2,437	2,382	2,354	0.07
Vehlo Purchaser, LLC	(6) (7) (11)	First Lien Debt	S +	5.25%	9.61%	05/24/2028	8,471	8,399	8,417	0.26
Vehlo Purchaser, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.61%	05/24/2028	2,056	1,824	1,779	0.05
Vehlo Purchaser, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.61%	05/24/2028	—	(3)	(3)	—
								128,146	128,528	3.93
Biotechnology
GraphPad Software, LLC	(6) (11)	First Lien Debt	S +	4.75%	9.08%	06/30/2031	37,557	37,379	37,557	1.15
GraphPad Software, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.08%	06/30/2031	1,114	1,063	1,114	0.03
GraphPad Software, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.08%	06/30/2031	—	(20)	—	—
								38,422	38,671	1.18
Building Products
LHS Borrower, LLC	(12)	First Lien Debt	S +	4.75%	9.21%	02/16/2029	3,423	3,353	3,259	0.10
LSF12 Crown US Commercial Bidco, LLC	(14)	First Lien Debt	S +	4.25%	8.63%	12/02/2031	3,000	3,015	2,987	0.09
Project Potter Buyer, LLC	(6) (8) (10)	First Lien Debt	S +	6.00%	10.33%	04/23/2027	10,272	10,272	10,272	0.31
Project Potter Buyer, LLC	(6) (10) (19)	First Lien Debt	S +	6.00%	10.33%	04/23/2026	—	—	—	—
								16,640	16,518	0.50
Chemicals
Olympus Water US Holding Corporation	(12)	First Lien Debt	S +	3.00%	7.34%	06/20/2031	4,706	4,718	4,716	0.14
Tank Holding Corp.	(9) (11)	First Lien Debt	S +	6.00%	10.42%	03/31/2028	53,367	52,514	52,634	1.61
Tank Holding Corp.	(6) (11) (19)	First Lien Debt	S +	6.00%	10.42%	03/31/2028	5,107	4,963	5,079	0.16
Tank Holding Corp.	(11) (19)	First Lien Debt	S +	5.75%	10.42%	03/31/2028	—	(20)	(37)	—
V Global Holdings, LLC	(6) (7) (8) (11)	First Lien Debt	S +	5.75%	10.42%	12/22/2027	15,916	15,660	15,128	0.46
V Global Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	5.75%	10.42%	12/22/2025	1,299	1,280	1,189	0.04
								79,115	78,709	2.41

Commercial Services & Supplies
365 Retail Markets, LLC	(6) (7) (10)	First Lien Debt	S +	4.75%	9.24%	12/26/2028	7,255	7,255	7,255	0.22

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)		Cost(5)	Fair Value	Percentage of Net Assets
365 Retail Markets, LLC	(6) (7) (10)	First Lien Debt	S +	4.50%	9.24%	12/26/2028	2,328		$2,328	$2,328	0.07%
Allied Universal Holdco, LLC	(12)	First Lien Debt	S +	3.75%	8.21%	05/12/2028	6,789		6,784	6,806	0.21
Atlas Us Finco, Inc.	(6) (7) (8) (10) (15)	First Lien Debt	S +	5.00%	9.63%	12/09/2029	36,465		35,762	36,465	1.11
Atlas Us Finco, Inc.	(6) (10) (15) (19)	First Lien Debt	S +	5.00%	9.63%	12/09/2028	—		(25)	—	—
Belfor Holdings, Inc.		First Lien Debt	S +	3.75%	8.11%	11/01/2030	1,995		2,012	2,015	0.06
BPG Holdings IV Corp.	(6) (7) (9) (11)	First Lien Debt	S +	6.00%	10.33%	07/29/2029	25,941		24,300	22,335	0.68
Consor Intermediate II, LLC	(6) (11)	First Lien Debt	S +	4.50%	8.83%	05/12/2031	5,813		5,759	5,780	0.18
Consor Intermediate II, LLC	(6) (11) (19)	First Lien Debt	S +	4.50%	8.83%	05/12/2031	—		(24)	(30)	—
Consor Intermediate II, LLC	(6) (11) (19)	First Lien Debt	S +	4.50%	8.83%	05/12/2031	—		(13)	(8)	—
CRCI Longhorn Holdings, Inc.	(6) (7) (11)	First Lien Debt	S +	5.00%	9.36%	08/27/2031	8,824		8,738	8,824	0.27
CRCI Longhorn Holdings, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.36%	08/27/2031	—		(10)	—	—
CRCI Longhorn Holdings, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.36%	08/27/2031	662		648	662	0.02
Encore Holdings, LLC	(6) (7) (11)	First Lien Debt	S +	5.25%	9.58%	11/23/2028	9,061		9,011	9,028	0.28
Encore Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.58%	11/23/2028	18,904		18,774	18,811	0.58
Encore Holdings, LLC	(6) (19)	First Lien Debt	P +	4.00%	11.50%	11/23/2027	—		(14)	(10)	—
Energy Labs Holdings Corp.	(6) (7) (9) (10)	First Lien Debt	S +	5.00%	9.46%	04/07/2028	7,963		7,888	7,868	0.24
Energy Labs Holdings Corp.	(6) (10) (19)	First Lien Debt	S +	5.00%	9.46%	04/07/2028	1,382		1,353	1,348	0.04
Energy Labs Holdings Corp.	(6) (10) (19)	First Lien Debt	S +	5.00%	9.46%	04/07/2028	—		(19)	(23)	—
FLS Holding, Inc.	(6) (7) (8) (10) (15)	First Lien Debt	S +	5.25%	9.71%	12/15/2028	23,774		22,635	21,240	0.65
FLS Holding, Inc.	(6) (7) (10) (15)	First Lien Debt	S +	5.25%	9.71%	12/15/2028	5,574		5,307	4,980	0.15
FLS Holding, Inc.	(6) (10) (15) (19)	First Lien Debt	S +	5.25%	9.71%	12/17/2027	1,138		1,037	895	0.03
Ground Penetrating Radar Systems, LLC	(6) (7) (10)	First Lien Debt	S +	5.25%	9.77%	04/02/2031	14,030		13,835	14,030	0.43
Ground Penetrating Radar Systems, LLC	(6) (10) (19)	First Lien Debt	S +	5.25%	9.77%	04/02/2031	—		(36)	—	—
Ground Penetrating Radar Systems, LLC	(6) (19)	First Lien Debt	P +	4.25%	11.75%	04/02/2031	223		199	223	0.01
Helios Service Partners, LLC	(6) (10)	First Lien Debt	S +	5.00%	9.59%	03/19/2027	12,311		12,112	12,307	0.38
Helios Service Partners, LLC	(6) (10) (19)	First Lien Debt	S +	5.00%	9.59%	03/19/2027	20,148		19,732	20,072	0.61
Helios Service Partners, LLC	(6) (10) (19)	First Lien Debt	S +	5.00%	9.59%	03/19/2027	—		(59)	(1)	—
Hercules Borrower, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.68%	12/15/2026	C$	3,167	3,025	2,963	0.09
HSI Halo Acquisition, Inc.	(6) (8) (11)	First Lien Debt	S +	5.00%	9.59%	06/30/2031	19,022		18,842	19,022	0.58
HSI Halo Acquisition, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.59%	06/30/2031	788		767	788	0.02
HSI Halo Acquisition, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.59%	06/28/2030	—		(28)	—	—
Iris Buyer, LLC	(6) (7) (10) (15)	First Lien Debt	S +	6.25%	10.84%	10/02/2030	19,977		19,565	19,977	0.61
Iris Buyer, LLC	(6) (10) (19) (15)	First Lien Debt	S +	6.25%	10.84%	10/02/2030	1,884		1,834	1,884	0.06
Iris Buyer, LLC	(6) (10) (19) (15)	First Lien Debt	S +	6.25%	10.84%	10/02/2029	—		(54)	—	—
Orion Group Holdco, LLC	(6) (19)	First Lien Debt	S +	5.00%	9.59%	03/19/2027	—		(16)	(16)	—

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)		Cost(5)	Fair Value	Percentage of Net Assets
Procure Acquireco, Inc. (Procure Analytics)	(6) (7) (11)	First Lien Debt	S +	5.00%	9.49%	12/20/2028	15,397		$15,397	$15,397	0.47%
Procure Acquireco, Inc. (Procure Analytics)	(6) (11) (19)	First Lien Debt	S +	4.75%	9.49%	12/20/2028	761		756	756	0.02
Procure Acquireco, Inc. (Procure Analytics)	(6) (11) (19)	First Lien Debt	S +	4.75%	9.49%	12/20/2028	—		—	—	—
Pye-Barker Fire & Safety, LLC	(6) (11)	First Lien Debt	S +	4.50%	8.83%	05/26/2031	18,135		18,135	18,135	0.55
Pye-Barker Fire & Safety, LLC	(6) (11) (19)	First Lien Debt	S +	4.50%	8.83%	05/26/2031	2,585		2,538	2,585	0.08
Pye-Barker Fire & Safety, LLC	(6) (11) (19)	First Lien Debt	S +	4.50%	8.83%	05/24/2030	314		291	314	0.01
Routeware, Inc.	(6) (7) (10)	First Lien Debt	S +	5.25%	9.60%	09/18/2031	4,773		4,726	4,773	0.15
Routeware, Inc.	(6) (10) (19)	First Lien Debt	S +	5.25%	9.60%	09/18/2031	—		(11)	—	—
Routeware, Inc.	(6) (10) (19)	First Lien Debt	S +	5.25%	9.60%	09/18/2031	—		(5)	—	—
Sherlock Buyer Corp.	(6) (7) (8) (10)	First Lien Debt	S +	5.75%	10.18%	12/08/2028	25,100		25,011	25,100	0.77
Sherlock Buyer Corp.	(6) (10) (19)	First Lien Debt	S +	5.75%	10.18%	12/08/2027	—		(8)	—	—
SITEL Worldwide Corporation	(12)	First Lien Debt	S +	3.75%	8.22%	08/28/2028	4,850		4,861	3,237	0.10
Surewerx Purchaser III, Inc.	(6) (7) (8) (11) (15)	First Lien Debt	S +	5.25%	9.58%	12/28/2029	4,039		3,992	4,039	0.12
Surewerx Purchaser III, Inc.	(6) (11) (15)	First Lien Debt	C +	5.25%	8.42%	12/28/2029	C$	2,617	1,888	1,820	0.06
Surewerx Purchaser III, Inc.	(6) (11) (15) (19)	First Lien Debt	S +	5.25%	9.58%	12/28/2029	—		(6)	—	—
Surewerx Purchaser III, Inc.	(6) (11) (15)	First Lien Debt	C +	5.25%	9.58%	12/28/2028	C$	710	678	695	0.02
Sweep Midco, LLC	(6) (7) (18)	Second Lien Debt				03/12/2034	1,086		543	703	0.02
Sweep Midco, LLC	(6) (7) (18)	Second Lien Debt				03/12/2036	3,156		—	—	—
Sweep Purchaser, LLC	(6) (7) (10)	First Lien Debt	S +	5.75% PIK	10.24%	06/30/2027	3,986		3,986	3,986	0.12
Sweep Purchaser, LLC	(6) (7) (10)	First Lien Debt	S +	5.75%	10.24%	06/30/2027	2,050		2,050	2,050	0.06
Sweep Purchaser, LLC	(6) (10) (19)	First Lien Debt	S +	5.75%	10.24%	06/30/2027	—		—	—	—
Tamarack Intermediate, LLC	(6) (7) (11)	First Lien Debt	S +	5.75%	10.30%	03/13/2028	22,742		22,442	22,742	0.70
Tamarack Intermediate, LLC	(6) (11)	First Lien Debt	S +	5.75%	10.30%	03/13/2028	2,231		2,188	2,231	0.07
Tamarack Intermediate, LLC	(6) (11) (19)	First Lien Debt	S +	5.75%	10.30%	03/13/2028	—		(42)	—	—
Tempo Acquisition, LLC	(12)	First Lien Debt	S +	2.25%	6.61%	08/31/2028	3,987		4,000	3,999	0.12
Transit Technologies, LLC	(6) (11)	First Lien Debt	S +	4.75%	9.51%	08/20/2031	12,091		11,975	12,091	0.37
Transit Technologies, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.51%	08/20/2031	—		(20)	—	—
Transit Technologies, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.51%	08/20/2030	—		(24)	—	—
TruGreen Limited Partnership	(11)	First Lien Debt	S +	4.00%	8.46%	11/02/2027	4,848		4,821	4,709	0.14
Vensure Employer Services, Inc.	(6) (7) (12)	First Lien Debt	S +	5.00%	9.33%	09/29/2031	25,909		25,660	25,909	0.79
Vensure Employer Services, Inc.	(6) (12) (19)	First Lien Debt	S +	5.00%	9.33%	09/29/2031	1,003		963	1,003	0.03
VRC Companies, LLC	(6) (7) (8) (10)	First Lien Debt	S +	5.75%	10.27%	06/29/2027	50,360		50,128	50,360	1.54
VRC Companies, LLC	(6) (10)	First Lien Debt	S +	5.75%	10.27%	06/29/2027	47,594		47,072	47,594	1.45
VRC Companies, LLC	(6) (10) (19)	First Lien Debt	S +	5.75%	10.27%	06/29/2027	—		—	—	—
									503,189	502,046	15.35
Construction & Engineering

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Arcoro Holdings Corp.	(6) (10)	First Lien Debt	S +	5.50%	9.83%	03/28/2030	57,104	$56,071	$56,688	1.73%
Arcoro Holdings Corp.	(6) (10) (19)	First Lien Debt	S +	5.50%	9.83%	03/28/2030	—	(150)	(63)	—
Artera Services, LLC	(14)	First Lien Debt	S +	4.50%	8.83%	02/15/2031	1,995	1,978	1,975	0.06
Centuri Group, Inc.	(12)	First Lien Debt	S +	2.50%	6.96%	08/27/2028	1,897	1,896	1,904	0.06
KPSKY Acquisition, Inc.	(6) (7) (8) (11)	First Lien Debt	S +	5.50%	10.19%	10/19/2028	20,749	19,883	18,348	0.56
KPSKY Acquisition, Inc.	(6) (7) (11)	First Lien Debt	S +	5.50%	10.19%	10/19/2028	16,535	16,165	14,622	0.45
LJ Avalon Holdings, LLC	(6) (10)	First Lien Debt	S +	5.00%	9.53%	02/01/2030	2,944	2,874	2,944	0.09
LJ Avalon Holdings, LLC	(6) (10) (19)	First Lien Debt	S +	5.00%	9.53%	02/01/2030	1,205	1,167	1,205	0.04
LJ Avalon Holdings, LLC	(6) (10) (19)	First Lien Debt	S +	5.00%	9.53%	02/01/2029	—	(10)	—	—
Superman Holdings, LLC	(6) (7) (11)	First Lien Debt	S +	4.50%	8.86%	08/29/2031	25,394	25,271	25,394	0.78
Superman Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	4.50%	8.86%	08/29/2031	—	(20)	—	—
Superman Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	4.50%	8.86%	08/29/2031	—	(17)	—	—
								125,108	123,017	3.76
Consumer Staples Distribution & Retail
PDI TA Holdings, Inc.	(6) (7) (11)	First Lien Debt	S +	5.50%	10.09%	02/03/2031	36,878	36,568	36,686	1.12
PDI TA Holdings, Inc.	(6) (11) (19)	First Lien Debt	S +	5.50%	10.09%	02/03/2031	4,793	4,715	4,749	0.15
PDI TA Holdings, Inc.	(6) (11) (19)	First Lien Debt	S +	5.50%	10.09%	02/03/2031	—	(32)	(20)	—
								41,251	41,415	1.27
Containers & Packaging
Berlin Packaging, LLC		First Lien Debt	S +	3.75%	8.05%	06/07/2031	3,980	3,980	4,000	0.12
BP Purchaser, LLC	(6) (7) (8) (11)	First Lien Debt	S +	5.50%	10.16%	12/11/2028	32,716	31,266	30,341	0.93
Clydesdale Acquisition Holdings, Inc.	(12)	First Lien Debt	S +	3.18%	7.53%	04/13/2029	3,303	3,306	3,306	0.10
FORTIS Solutions Group, LLC	(6) (7) (11)	First Lien Debt	S +	5.50%	9.93%	10/13/2028	20,986	20,899	20,986	0.64
FORTIS Solutions Group, LLC	(6) (11)	First Lien Debt	S +	5.50%	9.93%	10/13/2028	1,029	970	1,029	0.03
FORTIS Solutions Group, LLC	(6) (11) (19)	First Lien Debt	S +	5.50%	9.93%	10/15/2027	630	624	630	0.02
Proampac PG Borrower, LLC	(11)	First Lien Debt	S +	4.00%	8.60%	09/15/2028	2,965	2,979	2,971	0.09
								64,024	63,263	1.93
Distributors
48Forty Solutions, LLC	(6) (7) (9) (10)	First Lien Debt	S +	6.00% (incl. 4.00% PIK)	10.65%	11/30/2029	45,825	44,370	29,608	0.91
48Forty Solutions, LLC	(6) (10) (19)	First Lien Debt	S +	6.00% (incl. 4.00% PIK)	10.65%	11/30/2029	3,061	2,841	542	0.02
ABB Concise Optical Group, LLC	(6) (8) (11)	First Lien Debt	S +	7.50%	11.98%	02/23/2028	17,008	16,749	15,898	0.49
Avalara, Inc.	(6) (7) (9) (11)	First Lien Debt	S +	6.25%	10.58%	10/19/2028	22,421	22,158	22,421	0.69
Avalara, Inc.	(6) (19)	First Lien Debt	S +	6.25%	10.58%	10/19/2028	—	(24)	—	—
Bradyplus Holdings, LLC	(6) (7) (8) (9) (10)	First Lien Debt	S +	5.00%	9.52%	10/31/2029	44,408	43,673	44,408	1.36
Bradyplus Holdings, LLC	(6) (10) (19)	First Lien Debt	S +	5.00%	9.52%	10/31/2029	281	260	281	0.01

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
PT Intermediate Holdings III, LLC	(6) (7) (8) (11)	First Lien Debt	S +	5.00% (incl. 1.75% PIK)	9.33%	04/09/2030	60,057	$59,432	$60,057	1.84%
PT Intermediate Holdings III, LLC	(6) (11) (19)	First Lien Debt	S +	5.00% (incl. 1.75% PIK)	9.33%	04/09/2030	—	(6)	—	—
								189,453	173,215	5.30
Diversified Consumer Services
Any Hour, LLC	(6)	First Lien Debt	S +	5.00%	9.33%	05/23/2030	11,802	11,639	11,677	0.36
Any Hour, LLC	(6) (19)	First Lien Debt	S +	5.00%	9.33%	05/23/2030	334	309	298	0.01
Any Hour, LLC	(6) (19)	First Lien Debt	S +	5.00%	9.33%	05/23/2030	831	808	813	0.02
Any Hour, LLC	(6)	Other Debt		13.00% PIK	13.00%	05/23/2031	3,186	3,130	3,152	0.10
Apex Service Partners, LLC	(6) (7) (8) (9) (10)	First Lien Debt	S +	5.00%	9.51%	10/24/2030	72,104	71,109	72,104	2.20
Apex Service Partners, LLC	(6) (10)	First Lien Debt	S +	5.00%	9.51%	10/24/2030	17,166	16,886	17,166	0.52
Apex Service Partners, LLC	(6) (10) (19)	First Lien Debt	S +	5.00%	9.51%	10/24/2029	3,866	3,793	3,866	0.12
Ascend Partner Services, LLC	(12)	First Lien Debt	S +	4.50%	7.96%	12/11/2028	4,856	4,850	4,877	0.15
Assembly Intermediate, LLC	(6) (7) (10)	First Lien Debt	S +	5.25%	9.58%	10/19/2027	8,889	8,518	8,889	0.27
Assembly Intermediate, LLC	(6) (10)	First Lien Debt	S +	5.25%	9.58%	10/19/2027	1,778	1,702	1,778	0.05
Assembly Intermediate, LLC	(6) (10) (19)	First Lien Debt	S +	5.25%	9.58%	10/19/2027	—	(36)	—	—
Eclipse Buyer, Inc.	(6) (7) (12)	First Lien Debt	S +	4.75%	9.26%	09/08/2031	8,362	8,281	8,362	0.26
Eclipse Buyer, Inc.	(6) (12) (19)	First Lien Debt	S +	4.75%	9.26%	09/08/2031	—	(7)	—	—
Eclipse Buyer, Inc.	(6) (12) (19)	First Lien Debt	S +	4.75%	9.26%	09/06/2031	—	(7)	—	—
Essential Services Holding Corporation	(6) (8) (11)	First Lien Debt	S +	5.00%	9.65%	06/17/2031	18,624	18,448	18,624	0.57
Essential Services Holding Corporation	(6) (11) (19)	First Lien Debt	S +	5.00%	9.65%	06/17/2031	—	(24)	—	—
Essential Services Holding Corporation	(6) (11) (19)	First Lien Debt	S +	5.00%	9.65%	06/17/2030	—	(29)	—	—
EVDR Purchaser, Inc.	(6) (11)	First Lien Debt	S +	5.50%	9.86%	02/14/2031	41,498	40,749	41,498	1.27
EVDR Purchaser, Inc.	(6) (11) (19)	First Lien Debt	S +	5.50%	9.86%	02/14/2031	—	(104)	—	—
EVDR Purchaser, Inc.	(6) (11) (19)	First Lien Debt	S +	5.50%	9.86%	02/14/2031	1,195	1,070	1,195	0.04
FPG Intermediate Holdco, LLC	(6) (10) (13)	First Lien Debt	S +	6.75% (incl. 5.75% PIK)	11.09%	03/05/2027	7,557	7,437	6,013	0.18
FPG Intermediate Holdco, LLC	(6) (10) (13) (19)	First Lien Debt	S +	6.75% (incl. 5.75% PIK)	11.09%	03/05/2027	184	184	184	0.01
Heartland Home Services	(6) (11)	First Lien Debt	S +	5.75%	10.18%	12/15/2026	23,109	22,910	21,905	0.67
KUEHG Corp.	(12)	First Lien Debt	S +	3.25%	7.84%	06/12/2030	1,861	1,869	1,878	0.06
Lightspeed Solution, LLC	(6) (7) (8) (11)	First Lien Debt	S +	6.50% (incl. 2.17% PIK)	10.86%	03/01/2028	20,499	20,318	20,499	0.63
Lightspeed Solution, LLC	(6) (11)	First Lien Debt	S +	6.50% (incl. 2.17% PIK)	10.86%	03/01/2028	1,352	1,339	1,352	0.04
LUV Car Wash Group, LLC	(6) (7) (8) (10)	First Lien Debt	S +	7.00%	11.74%	12/09/2026	9,971	9,934	9,971	0.30
Magnolia Wash Holdings	(6) (7) (10)	First Lien Debt	S +	6.50%	11.36%	07/14/2028	9,804	9,574	8,892	0.27

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Magnolia Wash Holdings	(6) (10)	First Lien Debt	S +	6.50%	11.36%	07/14/2028	2,078	$2,029	$1,885	0.06%
Magnolia Wash Holdings	(6) (10) (19)	First Lien Debt	S +	6.50%	11.36%	07/14/2028	262	252	218	0.01
Project Accelerate Parent, LLC	(6) (11)	First Lien Debt	S +	5.25%	9.61%	02/24/2031	33,519	33,214	33,519	1.02
Project Accelerate Parent, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.61%	02/24/2031	—	(42)	—	—
Spring Education Group, Inc.		First Lien Debt	S +	4.00%	8.33%	10/04/2030	3,960	3,973	3,980	0.12
Vertex Service Partners, LLC	(6) (7) (9) (11)	First Lien Debt	S +	5.75%	10.11%	11/08/2030	9,826	9,612	9,826	0.30
Vertex Service Partners, LLC	(6) (11) (19)	First Lien Debt	S +	5.75%	10.11%	11/08/2030	18,964	18,540	18,958	0.58
Vertex Service Partners, LLC	(6) (11) (19)	First Lien Debt	S +	5.75%	10.11%	11/08/2030	2,273	2,220	2,273	0.07
Wand NewCo 3, Inc.		First Lien Debt	S +	3.25%	7.61%	01/30/2031	5,867	5,881	5,885	0.18
								340,329	341,537	10.44
Electric Utilities
Kohler Energy Co, LLC		First Lien Debt	S +	3.75%	8.11%	05/01/2031	4,591	4,631	4,580	0.14
Electrical Equipment
Spark Buyer, LLC	(6) (7) (11)	First Lien Debt	S +	5.25%	9.77%	10/15/2031	5,313	5,235	5,235	0.16
Spark Buyer, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.77%	10/15/2031	—	(16)	(16)	—
Spark Buyer, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.77%	10/15/2031	—	(15)	(15)	—
								5,204	5,204	0.16
Electronic Equipment, Instruments & Components
Abracon Group Holdings, LLC	(6) (7) (8) (11)	First Lien Debt	S +	6.60% (incl. 4.60% PIK)	11.30%	07/06/2028	28,077	27,329	20,825	0.64
Abracon Group Holdings, LLC	(6) (11)	First Lien Debt	S +	6.60% (incl. 4.60% PIK)	11.30%	07/06/2028	1,858	1,810	1,378	0.04
Chamberlain Group, Inc.	(12)	First Lien Debt	S +	3.25%	7.71%	11/03/2028	5,860	5,852	5,887	0.18
DG Investment Intermediate Holdings 2, Inc.	(11)	First Lien Debt	S +	3.75%	8.22%	03/31/2028	4,369	4,371	4,404	0.13
Dwyer Instruments, Inc.	(6) (7) (9) (11)	First Lien Debt	S +	4.75%	9.15%	07/20/2029	54,471	53,758	54,318	1.66
Dwyer Instruments, Inc.	(6) (11) (19)	First Lien Debt	S +	4.75%	9.15%	07/20/2029	23,757	23,366	23,747	0.73
Dwyer Instruments, Inc.	(6) (11) (19)	First Lien Debt	S +	4.75%	9.15%	07/20/2029	—	(60)	—	—
Infinite Bidco, LLC	(6) (9) (12)	First Lien Debt	S +	6.25%	10.77%	03/02/2028	9,162	9,070	9,162	0.28
Infinite Bidco, LLC	(7) (12)	Second Lien Debt	S +	7.00%	11.85%	03/02/2029	12,800	11,168	11,264	0.34
Infinite Bidco, LLC	(6) (12)	Second Lien Debt	S +	7.00%	11.59%	03/02/2029	4,000	3,500	3,395	0.10
Magneto Components Buyco, LLC	(6) (7) (8) (9) (11)	First Lien Debt	S +	6.00% (incl. 1.50% PIK)	10.33%	12/05/2030	48,174	47,401	47,846	1.46
Magneto Components Buyco, LLC	(6) (11) (19)	First Lien Debt	S +	6.00% (incl. 1.50% PIK)	10.33%	12/05/2030	—	(74)	(65)	—
Magneto Components Buyco, LLC	(6) (11) (19)	First Lien Debt	S +	6.00% (incl. 1.50% PIK)	10.33%	12/05/2029	—	(119)	(54)	—
NSi Holdings, Inc.	(6) (8) (11)	First Lien Debt	S +	5.00%	9.36%	11/15/2031	22,842	22,617	22,617	0.69
NSi Holdings, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.36%	11/15/2031	—	(19)	(19)	—

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
NSi Holdings, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.36%	11/15/2031	—	$(40)	$(40)	—%
								209,930	204,665	6.26
Entertainment
Renaissance Holding Corp.	(12)	First Lien Debt	S +	4.00%	8.36%	04/05/2030	2,960	2,961	2,951	0.09
Financial Services
Applitools, Inc.	(6) (7) (11) (15)	First Lien Debt	S +	6.25% PIK	10.58%	05/25/2029	14,855	14,696	14,727	0.45
Applitools, Inc.	(6) (11) (15) (19)	First Lien Debt	S +	6.25%	10.58%	05/25/2028	—	(18)	(14)	—
Boost Newco Borrower, LLC		First Lien Debt	S +	2.50%	6.83%	01/31/2031	7,481	7,507	7,511	0.23
Cerity Partners, LLC	(6) (7) (8) (11)	First Lien Debt	S +	5.25%	9.76%	07/30/2029	3,525	3,485	3,525	0.11
Cerity Partners, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.76%	07/30/2029	7,739	7,631	7,739	0.24
Cerity Partners, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.76%	07/30/2029	—	(6)	—	—
GC Waves Holdings, Inc.	(6) (11)	First Lien Debt	S +	4.75%	9.21%	10/04/2030	27,567	27,024	27,358	0.84
GC Waves Holdings, Inc.	(6) (11) (19)	First Lien Debt	S +	4.75%	9.21%	10/04/2030	2,418	1,932	2,265	0.07
GC Waves Holdings, Inc.	(6) (11) (19)	First Lien Debt	S +	4.75%	9.21%	10/04/2030	—	(28)	(13)	—
MAI Capital Management Intermediate, LLC	(6) (7) (11)	First Lien Debt	S +	4.75%	9.08%	08/29/2031	4,632	4,587	4,632	0.14
MAI Capital Management Intermediate, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.08%	08/29/2031	866	849	866	0.03
MAI Capital Management Intermediate, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.08%	08/29/2031	138	128	138	—
PMA Parent Holdings, LLC	(6) (7) (11)	First Lien Debt	S +	5.50%	9.83%	01/31/2031	3,410	3,360	3,360	0.10
PMA Parent Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	5.50%	9.83%	01/31/2031	—	(4)	(4)	—
RFS Opco, LLC	(6) (12)	First Lien Debt	S +	4.75%	9.08%	04/04/2031	16,958	16,801	16,891	0.52
RFS Opco, LLC	(6) (12) (19)	First Lien Debt	S +	3.50%	7.83%	04/04/2029	4,680	4,459	4,579	0.14
SitusAMC Holdings Corp.	(6) (11)	First Lien Debt	S +	5.50%	9.93%	12/22/2027	15,768	15,720	15,768	0.48
Smarsh, Inc.	(6) (7) (11)	First Lien Debt	S +	5.75%	10.08%	02/16/2029	8,571	8,514	8,571	0.26
Smarsh, Inc.	(6) (11) (19)	First Lien Debt	S +	5.75%	10.08%	02/16/2029	1,071	1,061	1,071	0.03
Smarsh, Inc.	(6) (11) (19)	First Lien Debt	S +	5.75%	10.08%	02/16/2029	214	211	214	0.01
Trintech, Inc.	(6) (7) (8) (10)	First Lien Debt	S +	5.50%	9.86%	07/25/2029	69,935	68,745	68,914	2.11
Trintech, Inc.	(6) (10) (19)	First Lien Debt	S +	5.50%	9.86%	07/25/2029	1,735	1,637	1,646	0.05
								188,291	189,744	5.80
Food Products
Familia Intermediate Holdings I Corp. (Teasdale Latin Foods)	(6) (17)	Other Debt		16.25% PIK	16.25%	06/18/2026	500	277	295	0.01
Teasdale Foods, Inc. (Teasdale Latin Foods)	(6) (7) (10)	First Lien Debt	S +	6.25%	10.99%	12/18/2025	3,604	3,482	3,501	0.11
								3,759	3,796	0.12
Ground Transportation
PODS, LLC	(11)	First Lien Debt	S +	3.00%	7.85%	03/31/2028	4,850	4,853	4,525	0.14
SV Newco 2, Inc.	(6) (11) (15)	First Lien Debt	S +	4.75%	9.26%	06/02/2031	35,194	34,698	34,916	1.07

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
SV Newco 2, Inc.	(6) (11) (15) (19)	First Lien Debt	S +	4.75%	9.26%	06/02/2031	—	$(152)	$(174)	(0.01)%
SV Newco 2, Inc.	(6) (11) (15) (19)	First Lien Debt	S +	4.75%	9.26%	06/02/2031	—	(182)	(105)	—
								39,217	39,162	1.20
Health Care Equipment & Supplies
Journey Personal Care Corp.	(11)	First Lien Debt	S +	3.75%	8.11%	03/01/2028	4,964	4,909	4,959	0.15
Medline Borrower, LP	(12)	First Lien Debt	S +	2.25%	6.61%	10/23/2028	6,684	6,686	6,702	0.20
Performance Health & Wellness	(6) (7) (10)	First Lien Debt	S +	5.75%	10.21%	07/12/2027	4,028	4,028	4,028	0.12
PerkinElmer U.S., LLC	(6) (7) (9) (10)	First Lien Debt	S +	5.00%	9.34%	03/13/2029	27,379	26,777	27,185	0.83
Tidi Legacy Products, Inc.	(6) (7) (9) (10)	First Lien Debt	S +	5.25%	9.61%	12/19/2029	11,140	10,952	11,120	0.34
Tidi Legacy Products, Inc.	(6) (10) (19)	First Lien Debt	S +	5.25%	9.61%	12/19/2029	—	(24)	(5)	—
Tidi Legacy Products, Inc.	(6) (10) (19)	First Lien Debt	S +	5.25%	9.61%	12/19/2029	—	(35)	(4)	—
YI, LLC	(6) (7) (9) (10)	First Lien Debt	S +	5.75%	10.39%	12/03/2029	17,709	17,407	17,709	0.54
YI, LLC	(6) (10) (19)	First Lien Debt	S +	5.75%	10.39%	12/03/2029	—	(30)	—	—
YI, LLC	(6) (10) (19)	First Lien Debt	S +	5.75%	10.39%	12/03/2029	—	(45)	—	—
								70,625	71,694	2.19
Health Care Providers & Services
Advarra Holdings, Inc.	(6) (9) (11)	First Lien Debt	S +	4.50%	8.86%	09/15/2031	12,915	12,683	12,855	0.39
Advarra Holdings, Inc.	(6) (11) (19)	First Lien Debt	S +	4.50%	8.86%	09/15/2031	—	(3)	—	—
CHG Healthcare Services, Inc.	(12)	First Lien Debt	S +	3.00%	7.40%	09/29/2028	4,850	4,861	4,862	0.15
CNT Holdings I Corp.	(11)	First Lien Debt	S +	3.50%	8.09%	11/08/2027	4,850	4,860	4,876	0.15
DCA Investment Holdings, LLC	(6) (11)	First Lien Debt	S +	6.50%	10.77%	04/03/2028	49,833	49,294	49,449	1.51
DCA Investment Holdings, LLC	(6) (11)	First Lien Debt	S +	6.50%	10.77%	04/03/2028	3,827	3,779	3,797	0.12
Electron BidCo, Inc.	(12)	First Lien Debt	S +	2.75%	7.11%	11/01/2028	6,860	6,866	6,880	0.21
Ensemble RCM, LLC		First Lien Debt	S +	3.00%	7.59%	08/01/2029	4,618	4,627	4,647	0.14
Gateway US Holdings, Inc.	(6) (7) (8) (11) (15)	First Lien Debt	S +	4.75%	9.08%	09/22/2028	11,899	11,840	11,899	0.36
Gateway US Holdings, Inc.	(6) (11) (15) (19)	First Lien Debt	S +	4.75%	9.08%	09/22/2028	3,355	3,327	3,343	0.10
Gateway US Holdings, Inc.	(6) (11) (15) (19)	First Lien Debt	S +	4.75%	9.08%	09/22/2028	—	(3)	—	—
Heartland Veterinary Partners, LLC	(6) (7) (8) (10)	First Lien Debt	S +	4.75%	9.47%	12/10/2026	6,328	6,317	6,328	0.19
Heartland Veterinary Partners, LLC	(6) (7) (10)	Second Lien Debt		14.50% (incl. 7.00% PIK)	14.50%	12/10/2027	759	754	759	0.02
Heartland Veterinary Partners, LLC	(6) (7) (10)	First Lien Debt	S +	4.75%	9.47%	12/10/2026	14,329	14,305	14,329	0.44
Heartland Veterinary Partners, LLC	(6) (10)	Second Lien Debt		14.50% (incl. 7.00% PIK)	14.50%	12/10/2027	295	293	295	0.01
Heartland Veterinary Partners, LLC	(6) (10) (19)	First Lien Debt	S +	4.75%	9.47%	12/10/2026	—	(2)	—	—

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
iCIMS, Inc.	(6) (11)	First Lien Debt	S +	5.75%	10.38%	08/18/2028	16,989	$16,848	$16,989	0.52%
iCIMS, Inc.	(6) (11) (19)	First Lien Debt	S +	5.75%	10.38%	08/18/2028	123	120	123	—
Imagine 360, LLC	(6) (8) (11)	First Lien Debt	S +	4.75%	9.10%	10/02/2028	13,332	13,207	13,332	0.41
Imagine 360, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.10%	10/02/2028	—	(9)	—	—
Imagine 360, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.10%	10/02/2028	—	(11)	—	—
Intelerad Medical Systems Incorporated	(6) (10) (15)	First Lien Debt	S +	6.50%	11.24%	08/21/2026	9,420	9,265	9,127	0.28
Intelerad Medical Systems Incorporated	(6) (10) (15)	First Lien Debt	S +	6.50%	11.24%	08/21/2026	650	643	630	0.02
Invictus Buyer, LLC	(6) (11)	First Lien Debt	S +	4.75%	9.08%	06/03/2031	6,060	6,003	6,042	0.18
Invictus Buyer, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.08%	06/03/2031	—	(12)	(7)	—
Invictus Buyer, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.08%	06/03/2031	—	(9)	(3)	—
Medical Solutions Holdings, Inc.	(12)	First Lien Debt	S +	3.50%	8.19%	11/01/2028	5,353	5,350	3,755	0.11
Midwest Physician Administrative Services, LLC	(11)	First Lien Debt	S +	3.00%	7.59%	03/12/2028	3,879	3,874	3,660	0.11
National Mentor Holdings, Inc.	(11)	First Lien Debt	S +	3.75%	8.20%	03/02/2028	2,720	2,706	2,691	0.08
Pacific Dental Services, LLC		First Lien Debt	S +	2.75%	7.13%	03/15/2031	2,978	2,988	2,995	0.09
Pareto Health Intermediate Holdings, Inc.	(6) (9) (10)	First Lien Debt	S +	5.00%	9.33%	06/01/2030	91,193	89,683	91,193	2.79
Pareto Health Intermediate Holdings, Inc.	(6) (10) (19)	First Lien Debt	S +	5.00%	9.33%	06/01/2029	—	(157)	—	—
PPV Intermediate Holdings, LLC	(6) (9) (11)	First Lien Debt	S +	5.75%	10.26%	08/31/2029	27,708	26,863	27,686	0.85
PPV Intermediate Holdings, LLC	(6) (11)	First Lien Debt	S +	6.00%	10.52%	08/31/2029	26,490	26,301	26,490	0.81
Promptcare Infusion Buyer, Inc.	(6) (7) (10)	First Lien Debt	S +	6.00%	10.44%	09/01/2027	3,810	3,792	3,760	0.11
Promptcare Infusion Buyer, Inc.	(6) (10)	First Lien Debt	S +	6.00%	10.44%	09/01/2027	593	591	586	0.02
Raven Acquisition Holdings, LLC	(14) (15)	First Lien Debt	S +	3.25%	7.61%	11/19/2031	4,667	4,644	4,674	0.14
Raven Acquisition Holdings, LLC	(14) (15) (19)	First Lien Debt	S +	3.25%	7.61%	11/19/2031	—	(2)	1	—
Stepping Stones Healthcare Services, LLC	(6) (7) (11)	First Lien Debt	S +	4.75%	9.08%	01/02/2029	8,509	8,468	8,509	0.26
Stepping Stones Healthcare Services, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.08%	01/02/2029	2,159	2,132	2,153	0.07
Stepping Stones Healthcare Services, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.08%	12/30/2026	—	(4)	—	—
Suveto	(6) (7) (11)	First Lien Debt	S +	4.75%	9.11%	09/09/2027	5,021	4,893	4,973	0.15
Suveto	(6) (19)	First Lien Debt	P +	3.75%	11.25%	09/09/2027	28	14	23	—
Suveto Buyer, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.11%	09/09/2027	186	182	182	0.01
Tivity Health, Inc.	(6) (8) (11)	First Lien Debt	S +	5.00%	9.36%	06/28/2029	17,997	17,856	17,997	0.55
TTF Holdings, LLC		First Lien Debt	S +	3.75%	8.11%	07/18/2031	2,000	2,017	1,980	0.06
Vardiman Black Holdings, LLC	(6) (7) (8) (12)	First Lien Debt	S +	7.00% (incl. 2.00% PIK)	11.65%	03/18/2027	15,377	15,377	15,377	0.47
Vardiman Black Holdings, LLC	(6) (12) (13) (19)	First Lien Debt	S +	7.00% (incl. 2.00% PIK)	11.65%	03/18/2027	1,601	1,561	1,601	0.05
								388,972	390,838	11.95

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

North Haven Private Income Fund LLC
Notes to the Consolidated Financial Statements
March 31, 2025
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
The Company is conducting a continuous private offering of its units in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The Company has offered and currently intends to offer one class of units, Class S Units (the “Units”) in its continuous private offering.
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

(2)SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The Company's functional currency is U.S. Dollars (“USD”) and these consolidated financial statements have been prepared in that currency. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to Regulation S-X. As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”).
The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments and reclassifications, consisting solely of normal recurring accruals considered necessary for the fair presentation of consolidated financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that the Company may ultimately achieve for the year ending December 31, 2025.
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

The Company has formed wholly owned subsidiaries for the purpose of holding certain investments in portfolio companies made by the Company. As of March 31, 2025, the Company’s wholly owned subsidiaries were formed as Delaware limited liability companies and included: PIF CA SPV LLC (“CA SPV”), NHPIF Equity Holdings SPV LLC (“Equity Holdings”), PIF Financing SPV LLC (“Financing SPV”), PIF Financing II SPV LLC (“Financing II SPV”), Broadway Funding Holdings LLC (“Broadway Holdings”), SLIC Financing SPV LLC (“SLIC Financing SPV”), SLIC CA SPV LLC (“SLIC CA”) and SLIC Equity Holdings LLC (“SLIC Equity Holdings,” and collectively with CA SPV, Equity Holdings, Financing SPV, Financing II SPV, Broadway Holdings, SLIC Financing SPV and SLIC CA the “subsidiaries”). The Company consolidates its wholly owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary’s formation.
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
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective investment using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Exit fees that are receivable upon repayment of a loan or debt security are amortized into interest income over the life of the respective investment. Upon prepayment of a loan or debt investment, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
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
Non-Accrual Investments
Investments are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is reversed when an investment is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the investment is placed on non-accrual status. Interest payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual investments are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may determine to not place an investment on non-accrual status if the investment has sufficient collateral value and is in the process of collection.
As of both March 31, 2025 and December 31, 2024, the Company had certain investments in two portfolio companies that were on non-accrual status. The amortized cost of investments on non-accrual status as of March 31, 2025 and December 31, 2024 was $12,038 and $29,237, respectively.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three months ended March 31, 2025 and December 31, 2024 the Company accrued $—, and $15 of U.S. federal excise tax, respectively.
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
Recent Accounting Pronouncements
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
For the three months ended March 31, 2025 and 2024, base management fees were $6,535, and $7,897, net of waiver, respectively. As of March 31, 2025 and December 31, 2024, $6,535 and $7,337, respectively, was payable to the Investment Adviser relating to base management fees.
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
For the three months ended March 31, 2025 and 2024, income-based incentive fees were $7,611, and $8,811, net of waiver, respectively. As of March 31, 2025 and December 31, 2024, $7,611 and $8,399, respectively, was payable to the Investment Adviser relating to income-based incentive fees.
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
For the three months ended March 31, 2025, and 2024, there were no capital gains incentive fees accrued to the Investment Adviser.
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
For the three months ended March 31, 2025 and 2024, the Company incurred $4 and $32, respectively, of expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations. Amounts unpaid and included in the payable to affiliates on the Consolidated Statements of Financial Condition as of March 31, 2025 and December 31, 2024 were $47 and $88, respectively.
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
For the three months ended March 31, 2025 and 2024, the Company incurred $7,163, and $5,370 expenses, respectively, under the MSDI Agreement, which were recorded in servicing fees on the Consolidated Statements of Operations. Amounts unpaid and included in the accrued expenses and other liabilities on the Consolidated Statements of Financial Condition as of March 31, 2025 and December 31, 2024 were $5,470 and $5,211, respectively.
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
For the three months ended March 31, 2025, the Company did not incur any organization costs, offering costs or expense support. For the three months ended March 31, 2025, the Investment Adviser recaptured $0 of previously waived amounts from the Company. As of March 31, 2025, the Company had reimbursed the Investment Adviser all organization and offering costs incurred and there were no organization and offering costs payable on the Consolidated Statements of Assets and Liabilities.
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
MS Credit Partners Holdings, Inc. Investment

MS Credit Partners Holdings, Inc. (“MS Credit Partners Holdings”), a wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, has entered into subscription agreements and has made an aggregate capital contribution of $25,000, in exchange for 1,256,051 Units. MS Credit Partners Holdings, has no further capital, liquidity or other financial obligation to the Company beyond this equity investment.
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

(4) INVESTMENTS
The information in the tables below is presented on an aggregate portfolio basis, without regard to whether the investments are non-controlled/ non-affiliated, non-controlled/affiliated or controlled/affiliated investments. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled, affiliated investments is contained in the accompanying consolidated financial statements, including the Consolidated Schedules of Investments.
The composition of the Company’s investment portfolio was as follows:

	March 31, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$6,258,608	$6,213,152	98.4%	$6,022,749	$5,997,696	98.6%
Second Lien Debt	30,134	29,847	0.5	16,613	16,771	0.3
Other Debt Investments	11,089	10,828	0.2	6,453	6,520	0.1
Equity	56,897	55,852	0.9	57,745	58,032	1.0
Total	$6,356,728	$6,309,679	100.0%	$6,103,560	$6,079,019	100.0%

The industry composition of investments at fair value was as follows:

	March 31, 2025	December 31, 2024 (1)
Aerospace & Defense	1.4%	1.5%
Air Freight & Logistics	0.9	0.9
Automobile Components	1.6	1.6
Automobiles	2.1	2.1
Beverages	0.2	—
Biotechnology	0.6	0.6
Building Products	0.3	0.3
Capital Markets	0.1	—
Chemicals	1.2	1.3
Commercial Services & Supplies	8.0	8.5
Construction & Engineering	2.1	2.0
Consumer Staples Distribution & Retail	0.7	0.7
Containers & Packaging	1.2	1.1
Distributors	2.4	2.8
Diversified Consumer Services	5.6	5.7
Electric Utilities	0.1	0.1
Electrical Equipment	0.1	0.1
Electronic Equipment, Instruments & Components	3.3	3.4
Entertainment (2)	—	0.1

Financial Services	3.4	3.1
Food Products	0.1	0.1
Ground Transportation	0.8	0.6
Health Care Equipment & Supplies	1.1	1.2
Health Care Providers & Services	6.1	6.5
Health Care Technology	1.9	2.0
Household Durables	0.1	0.1
Independent Power and Renewable Electricity Producers	0.1	—
Industrial Conglomerates	2.5	2.5
Insurance Services	11.0	11.0
Interactive Media & Services	0.7	0.7
IT Services	5.1	5.0
Leisure Products	0.1	0.1
Life Sciences Tools & Services	0.5	0.7
Machinery	2.0	1.7
Media	0.2	0.1
Multi-Utilities	1.5	1.5
Pharmaceuticals	0.7	0.7
Professional Services	5.6	5.6
Real Estate Management & Development	2.4	2.2
Software	21.3	21.0
Specialty Retail	0.1	0.1
Textiles, Apparel & Luxury Goods	0.2	0.1
Trading Companies & Distributors	0.1	0.1
Transportation Infrastructure	0.2	0.2
Wireless Telecommunication Services	0.3	0.3
Total	100.0%	100.0%
(1) The Company reclassified certain industry groupings of its portfolio companies presented in the consolidated financial statements as of December 31, 2024 to align with the recently updated GICS, where applicable. These reclassifications had no impact on the prior period’s Consolidated Statement of Financial Condition.
(2) Rounds to 0.
The geographic composition of investments at cost and fair value was as follows:

	March 31, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Australia	$35,676	$36,374	0.6%	$35,737	$36,465	0.6%
Canada	131,000	131,792	2.1	118,951	119,346	2.0
United Kingdom	45,996	45,342	0.7	46,293	45,550	0.7
United States	6,144,056	6,096,171	96.6	5,902,579	5,877,658	96.7
Total	$6,356,728	$6,309,679	100.0%	$6,103,560	$6,079,019	100.0%
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
Pursuant to the framework set forth above, the Company values securities traded in active markets on the measurement date by multiplying the exchange closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. The Company may also obtain quotes with respect to certain of the investments from pricing services, brokers or dealers’ quotes, or counterparty marks in order to value liquid assets that are not traded in active markets. Pricing services aggregate, evaluate and report pricing from a variety of sources including observed trades of identical or similar securities, broker or dealer quotes, model-based valuations and internal fundamental analysis and research. When doing so, the Company determines whether the quote obtained is sufficient according to U.S. GAAP to determine the fair value of the security. If determined adequate, the Company uses the quote obtained.

The valuation of investments which are illiquid or for which the pricing source, agent, service, and/or broker (as applicable) does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Valuation Designee or the Board, does not represent fair value, will each be valued as determined in good faith by the Valuation Designee, based on, among other things, the input of the Valuation Firms (as defined below). As part of the valuation process, the Valuation Designee, takes into account relevant factors and appropriate techniques in determining the fair value of the Company’s investments, with the assistance of the independent valuation firms ("Valuation Firms"). The valuation techniques may vary by investment but include comparable public market valuations, comparable precedent transaction valuations and the discounted cash flow analyses. Non-controlled debt investments are generally fair valued using the discounted cash flow technique. Expected cash flows are projected based on contractual terms and discounted back to the measurement date based on a discount rate. Discount rate is determined based upon an assessment of current and expected yields for similar investments and risk profiles. Non-controlled equity investments are generally fair valued using a market approach and/or an income approach. The market approach typically utilizes market value multiples of comparable publicly traded companies. The income approach typically utilizes a discounted cash flow analysis of the portfolio company. The Valuation Designee, under the supervision of the Board of Directors undertakes a multi-step valuation process each quarter, as described below:

•With respect to each portfolio company or investment for which market quotations are readily available, those investments will typically be valued at the average bid price of those market quotations;

•With respect to each portfolio company or investment for which market quotations are not readily available, the Valuation Designee will engage one or more Valuation Firms to provide a preliminary independent valuations of the investments to the Valuation Designee. The Valuation Firms independently value such investments using quantitative and qualitative information according to the valuation methodologies in the Investment Adviser’s valuation policy;

•The Valuation Designee reviews the recommended valuations and determines the fair value of each investment;

•The Valuation Designee provides to the valuation committee, which is comprised of members of the Investment Adviser’s senior management, its valuation recommendation along with valuation-related information for each portfolio company or investment;

•Each quarter, the Audit Committee reviews the valuation assessments provided by the Valuation Designee and provides the Board with a report of the results of such review; and

•The Board and Audit Committee each oversee the Valuation Designee and the valuation process.
Investment performance data utilized will be the most recently available as of the measurement date which in many cases may reflect up to a one quarter lag in information.
The Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.
The following tables present the fair value hierarchy of the investments as of:

	March 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$666,184	$5,546,968	$6,213,152	$—	$555,530	$5,442,166	$5,997,696
Second Lien Debt	—	14,480	15,367	29,847	—	14,659	2,112	16,771
Other Debt Investments	—	—	10,828	10,828	—	—	6,520	6,520
Equity	—	2,037	53,815	55,852	—	2,037	55,995	58,032
Total Investments	$—	$682,701	$5,626,978	$6,309,679	$—	$572,226	$5,506,793	$6,079,019
Cash equivalents	$36,714	$—	$—	$36,714	$58,216	$—	$—	$58,216

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2025:

	First Lien Debt	Second Lien Debt	Other Debt	Equity	Total Investments
Fair value, beginning of period	$5,442,166	$2,112	$6,520	$55,995	$5,506,793
Purchases of investments (1)	401,954	13,405	4,468	4,286	424,113
Proceeds from principal repayments and sales of investments (2)	(296,173)	—	—	(8,473)	(304,646)
Accretion of discount/amortization of premium	6,100	1	36	—	6,137
Payment-in-kind	6,479	18	133	220	6,850
Net change in unrealized appreciation (depreciation)	(8,649)	(169)	(329)	(1,332)	(10,479)
Net realized gains (losses)	(6,978)	—	—	3,119	(3,859)
Transfers into/out of Level 3 (3)	2,069	—	—	—	2,069
Fair value, end of period	$5,546,968	$15,367	$10,828	$53,815	$5,626,978

Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2025	$(7,276)	$(169)	$(329)	$(1,226)	$(9,000)
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
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of March 31, 2025 and December 31, 2024 , respectively. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	March 31, 2025
	Fair Value	Valuation Technique (2)	Significant Unobservable Input	Range (1)		Weighted Average (3)
				Low	High
Investments in first lien debt	$5,545,494	Yield Analysis	Discount Rate	5.85%	48.46%	9.88%
	1,474	Market Approach	EBITDA Multiple	6.50x	8.25x	6.72x
Investments in second lien debt	1,962	Yield Analysis	Discount Rate	10.54%	13.35%	12.13%
	13,405	Market Approach	EBITDA Multiple			8.25x
Other debt	6,325	Yield Analysis	Discount Rate	14.20%	16.50%	15.33%
	4,503	Market Approach	EBITDA Multiple	8.25x	9.00x	8.26x
Preferred equity	27,983	Income Approach	Discount Rate	11.85%	15.83%	13.89%
	14,362	Market Approach	EBITDA Multiple	8.25x	15.75x	13.64x
Common equity	5,018	Market Approach	Revenue Multiple	12.70x	22.50x	15.34x
	6,452	Market Approach	EBITDA Multiple	3.90x	18.60x	11.97x
Total Investments	$5,626,978

(1) For an asset category that contains a single investment, the range is not included.
(2) During the three months ended March 31, 2025, two preferred equity position with a combined fair value of $9.81 million transitioned from an income approach to a market approach valuation technique.
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

		March 31, 2025		December 31, 2024
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
ING Facility	3	$175,981	$175,981	$313,352	$313,352
Wells Funding Facility	3	381,250	381,250	381,250	381,250
CBNA Funding Facility	3	150,000	150,000	93,750	93,750
JPM Funding Facility	3	720,079	720,079	614,073	614,073
Series A 2026 Notes(1)(6)	3	203,294	203,095	203,112	202,899
Series A 2028 Notes(1)(6)	3	145,064	144,983	144,986	143,487
Series B 2026 Notes(2)(6)	3	106,445	106,444	106,345	106,170
Series B 2028 Notes(2)(6)	3	127,017	127,082	126,945	125,503
Series C 2027 Notes(3)(6)	3	135,627	137,902	135,515	137,188
Series C 2029 Notes(3)(6)	3	162,177	166,438	162,094	164,336
Series D 2027 Notes(4)(6)	3	99,102	99,813	99,007	99,146
Series D 2029 Notes(4)(6)	3	198,003	198,914	197,890	196,159
2030 Notes(5)	3	293,975	293,975	293,686	293,686
Total		$2,898,014	$2,905,956	$2,872,005	$2,870,999
(1) The carrying value of the Company’s Series A 2026 Notes and Series A 2028 Notes (each as defined below) were presented net of unamortized debt issuance costs of $706 and $936, respectively, as of March 31, 2025 and $888 and $1,014, respectively, as of December 31, 2024.
(2) The carrying value of the Company’s Series B 2026 Notes and Series B 2028 Notes (each as defined below) were presented net of unamortized debt issuance costs of $555 and $983, respectively, as of December 31, 2024 and $655 and $1,055, respectively, as of December 31, 2024.

(3) The carrying value of the Company’s Series C 2027 Notes and Series C 2029 Notes (each as defined below) were presented net of unamortized debt issuance costs of $873 and $1,323, respectively, as of December 31, 2024 and $985 and $1,406, respectively, as of December 31, 2024.
(4) The carrying value of the Company’s Series D 2027 Notes and Series D 2029 Notes (each as defined below) were presented net of unamortized debt issuance costs of $898 and $1,997, respectively, as of March 31, 2025 and $993 and $2,110, respectively, as of December 31, 2024.
(5) The carrying value of the Company’s 2030 Notes (each as defined below) were presented net of unamortized debt issuance cost of $3,558, respectively, as of March 31, 2025 and $3,721, as of December 31, 2024.
(6) Inclusive of change in fair market value of effective hedge.
The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.

(6)DEBT
The Company’s outstanding debt obligations were as follows:

	March 31, 2025			December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
ING Facility(1)	$1,350,000	$175,981	$1,173,406	$1,350,000	$313,352	$1,036,036
Wells Funding Facility	900,000	381,250	518,750	900,000	381,250	518,750
CBNA Funding Facility	375,000	150,000	225,000	375,000	93,750	281,250
JPM Funding Facility	1,200,000	720,079	479,921	1,200,000	614,073	585,927
Series A 2026 Notes(2)	204,000	204,000	—	204,000	204,000	—
Series A 2028 Notes(2)	146,000	146,000	—	146,000	146,000	—
Series B 2026 Notes(3)	107,000	107,000	—	107,000	107,000	—
Series B 2028 Notes(3)	128,000	128,000	—	128,000	128,000	—
Series C 2027 Notes(4)	136,500	136,500	—	136,500	136,500	—
Series C 2029 Notes(4)	163,500	163,500	—	163,500	163,500	—
Series D 2027 Notes(5)	100,000	100,000	—	100,000	100,000	—
Series D 2029 Notes(5)	200,000	200,000	—	200,000	200,000	—
2030 Notes(6)	300,000	300,000	—	300,000	300,000	—
Total	$5,310,000	$2,912,310	$2,397,077	$5,310,000	$2,887,425	$2,421,963
(1) As of March 31, 2025 and December 31, 2024, letters of credit of $613 and $613, were outstanding, which reduced the unused availability under the ING Facility by the same amount. Under the ING Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of March 31, 2025 and December 31, 2024, the Company had borrowings denominated in Euros (EUR) of 12,216 and 12,216. As of March 31, 2025 and December 31, 2024, the Company had borrowings denominated in Canadian dollars (CAD) of 2,800 and 2,800. As of March 31, 2025 and December 31, 2024, the Company had borrowings denominated in British Pound (GBP) of 2,200 and 2,200.
(2) The carrying value of the Company’s Series A 2026 Notes and Series A 2028 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $706 and $936, respectively, as of March 31, 2025 and $888 and $1,014, respectively, as of December 31, 2024.
(3) The carrying value of the Company’s Series B 2026 Notes and Series B 2028 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $555 and $983, respectively, as of March 31, 2025 and $655 and $1,055, respectively, as of December 31, 2024.
(4) The carrying value of the Company’s Series C 2027 Notes and Series C 2029 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $873 and $1,323, respectively, as of March 31, 2025 and $985 and $1,406, respectively, as of December 31, 2024.
(5) The carrying value of the Company’s Series D 2027 Notes and Series D 2029 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $898 and $1,997, respectively, as of March 31, 2025 and $993 and $2,110, respectively, as of December 31, 2024.
(6) The carrying value of the Company’s 2030 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $3,558, as of March 31, 2025 and $3,721, as of December 31, 2024.

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Combined weighted average interest rate (1)	7.25%	8.93%
Combined weighted average effective interest rate(2)	7.67%	9.58%
Combined weighted average debt outstanding	$2,945,060	$919,065
(1) Excludes unused commitment fees, amortization of financing costs, accretion of original issue discount and net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items.
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
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Borrowings under the ING Facility bear interest at a per annum rate equal to, (x) for loans for which the Company elects the base rate option, the “alternate base rate” (which is the highest of (a) the prime rate as publicly announced by The Wall Street Journal, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions, as published by the Federal Reserve Bank of New York plus (ii) 0.5%, and (c) one month SOFR plus 1% per annum) plus 0.875%, and (y) for loans for which the Company elects the SOFR option, the applicable SOFR rate for the related interest period for such borrowing plus 1.875% per annum. The Company pays an unused fee of 0.375% per annum on the daily unused amount of the revolver commitments. As of March 31, 2025, the Company was in compliance with all covenants and other requirements of the ING Facility.

The summary information of the ING Facility is as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Borrowing interest expense	$3,529	$79
Facility unused commitment fees	1,054	872
Amortization of deferred financing costs	516	315
Total	$5,099	$1,266
Weighted average interest rate	6.24%	5.37%
Weighted average outstanding balance	$226,295	$5,818

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
The obligations of Financing SPV under the Wells Funding Facility are secured by all of the assets held by Financing SPV, including the Loans contributed or transferred by the Company to Financing SPV. The Wells Funding Facility is a revolving funding facility with a reinvestment period ending July 12, 2027 and a final maturity date of July 12, 2029. Subject to certain conditions, the reinvestment period and final maturity are both subject to a one-year extension. Advances under the Wells Funding Facility are available in US dollars, pound sterling, Euros or Canadian dollars, or Australian dollars, and subject to certain exceptions, the interest charged on the Wells Funding Facility is based on Daily Simple SOFR (Dollar), SONIA (GBP), EURIBOR (Euros), CORRA (Canadian dollars), BBSY (Australian dollars) or as applicable (or, if any such reference rate is not available, a benchmark replacement or a “base rate” (which is the greater of a prime rate and the federal funds rate plus 1.50%), as applicable), plus a margin equal to 2.25%. SONIA, EURIBOR, CORRA and BBSY are subject to a floor of zero. Under the Wells Agreements, the Company and Financing SPV, as applicable, have made representations and warranties regarding the Loans, as well as their businesses, and are required to comply with various covenants, servicing procedures, limitations on disposition of Loans, reporting requirements and other customary requirements for similar revolving funding facilities. The Loan and Servicing Agreement includes usual and customary events of default for revolving funding facilities of this nature, including allowing Wells, upon a default, to accelerate and foreclose on the Loans and to pursue the rights under the Loans directly with the obligors thereof. As of March 31, 2025, the Company was in compliance with all covenants and other requirements of the Wells Funding Facility.

The summary information of the Wells Funding Facility is as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Borrowing interest expense	$6,280	$188
Facility unused commitment fees	1,364	2,240
Amortization of deferred financing costs	515	368
Total	$8,159	$2,796
Weighted average interest rate	6.59%	8.06%
Weighted average outstanding balance	$381,250	$9,206
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
The obligations of Financing II SPV under the CBNA Funding Facility are secured by all of the assets held by Financing II SPV, including the Loans contributed or transferred by the Company to Financing II SPV. The CBNA Funding Facility is a revolving funding facility with a reinvestment period ending July 10, 2027 and a final maturity date of July 10, 2029. Advances under the CBNA Funding Facility are available in US dollars, and subject to certain exceptions, the interest charged on the CBNA Funding Facility is based on Term SOFR (or, if such reference rate is not available, a benchmark replacement or a “base rate” (which is the greatest of the Daily SOFR Rate, a prime rate, and the federal funds rate plus 0.50%), as applicable), plus a margin equal to (i) 2.25% during the reinvestment period or (ii) 2.90% after the reinvestment period. Term SOFR is subject to a floor of zero. Under the CBNA Agreements, the Company and Financing II SPV, as applicable, have made representations and warranties regarding the Loans, as well as their businesses, and are required to comply with various covenants, servicing procedures, limitations on disposition of Loans, reporting requirements and other customary requirements for similar revolving funding facilities. The Loan and Security Agreement includes usual and customary events of default for revolving funding facilities of this nature, including allowing CBNA, upon a default, to accelerate and foreclose on the Loans and to pursue the rights under the Loans directly with the obligors thereof. As of March 31, 2025, the Company was in compliance with all covenants and other requirements of the CBNA Funding Facility.
The summary information of the CBNA Funding Facility is as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Borrowing interest expense	$2,372	$394
Facility unused commitment fees	288	503
Amortization of deferred financing costs	270	184
Total	$2,930	$1,081
Weighted average interest rate	6.57%	8.18%
Weighted average outstanding balance	$144,375	$19,041
JPM Funding Facility
On July 15, 2024, following the consummation of the SLIC Acquisition, the Company became party to and assumed SLIC’s obligations under the Amended and Restated Loan and Security Agreement, initially dated as of November 24, 2021 (as amended, the “JPM Facility”), among SLIC Financing SPV, the Company, as successor by merger to SLIC, as parent and servicer, U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary, JP Morgan Chase Bank, N.A., as administrative agent (“JPM”), the lenders party thereto, and the issuing banks party thereto. Pursuant to the JPM Facility, JPM has agreed to extend credit to SLIC Financing SPV in an aggregate principal amount, as of March 31, 2025, of up to $1,200,000 at any one time outstanding, subject to the satisfaction of various conditions, including availability under the borrowing base, which is based on a combination of unfunded capital commitments and loan collateral.

The JPM Facility is a revolving funding facility with a reinvestment period ending July 15, 2027 (or upon the occurrence of certain events as specified therein) and a final maturity date of July 13, 2029. Advances under the JPM Funding Facility are available in U.S. dollars and other permitted currencies. As of December 31, 2024, the interest charged on the JPM Funding Facility is based on SOFR (or, if SOFR is not available, a benchmark replacement or a “base rate” (which is the greater of a prime rate and the federal funds rate plus 0.50%), as applicable), Daily Simple RFR, EURIBOR, Adjusted Term CORRA, or the AUD Screen Rate, as applicable, plus a margin of 2.25%, as set forth in the JPM Facility. As of March 31, 2025, the Company was in compliance with all covenants and other requirements of the JPM Funding Facility.
The summary information of the JPM Funding Facility is as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Borrowing interest expense	$11,607	N/A
Facility unused commitment fees	922	N/A
Amortization of deferred financing costs	623	N/A
Total	$13,152	N/A
Weighted average interest rate	6.56%	N/A
Weighted average outstanding balance	$708,139	N/A
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
The Series A Notes were delivered and paid for on March 16, 2023, subject to certain customary closing conditions. The Series A 2026 Notes have a fixed interest rate of 8.10% per year and will mature on March 16, 2026 unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the March 2023 NPA. The Series A 2028 Notes have a fixed interest rate of 8.13% per year and will mature on March 16, 2028 unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the March 2023 NPA. Interest on the Series A Notes is due semiannually in March and September of each year. Subject to the terms of the March 2023 NPA, the Company may redeem the Series A 2026 Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if redeemed on or before December 16, 2025, a make-whole premium, and the Company may redeem the Series A 2028 Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if redeemed on or before December 16, 2027, a make-whole premium. The Company’s obligations under the March 2023 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. As of March 31, 2025, the Company was in compliance with all covenants and other requirements of the Series A Notes.
In connection with the Series A Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the Series A 2026 Notes, the Company receives a fixed interest rate of 8.10% per annum and pays a floating interest rate of SOFR + 6.96% per annum on $204,000 notional amount of the Series A 2026 Notes. Under the interest rate swap agreement related to the Series A 2028 Notes, the Company receives a fixed interest rate of 8.13% per annum and pays a floating interest rate of SOFR + 4.88% per annum on $146,000 notional amount of the Series A 2028 Notes. The interest rate swaps related to the Series A 2026 Notes and Series A 2028 Notes mature on March 16, 2026 and March 16, 2028, respectively. The interest expense related to the Series A Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company's Consolidated Statements of Operations. As of March 31, 2025, the interest rate swaps had a fair value of $(943) and $(1,018), respectively, related to the Series A 2026 Notes and Series A 2028 Notes. Based on the fair value measurement hierarchy, the swaps are classified as Level 3 investments. Depending on the nature of the balance at period end, the fair value of the interest rate swaps are either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company's Consolidated Statements of Financial Condition. The change in fair value of the interest rate swaps is offset by the change in fair value of the Series A 2028 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. The Company designated the interest rate swap on the Series A 2028 Notes as the hedging instrument in a qualifying hedge accounting relationship.

The change in fair value of the interest rate swap on the Series A 2026 Notes is included as a component of interest expense on the Consolidated Statements of Operations. The interest rate swap on the Series A 2026 Notes does not qualify for hedge accounting treatment.
The summary information of the Series A 2026 Notes is as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Borrowing interest expense	$4,468	$4,131
Amortization of debt issuance costs	182	184
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	(30)	11
Total	$4,620	$4,326
Effective interest rate	8.76%	8.10%
The summary information of the Series A 2028 Notes is as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Borrowing interest expense	$3,205	$2,967
Amortization of debt issuance costs	78	80
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	(5)	13
Total	$3,278	$3,060
Effective interest rate	8.78%	8.13%
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
The Series B 2026 Notes have a fixed interest rate of 8.84% per year and the Series B 2028 Notes have a fixed interest rate of 8.88% per year, subject to a step up to the extent a Below Investment Grade Event (as defined in the August 2023 NPA) or a Secured Debt Ratio Event (as defined in the August 2023 NPA) occurs. The Series B 2026 Notes will mature on August 10, 2026 and the Series B 2028 Notes will mature on August 10, 2028, unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the August 2023 NPA. Interest on the Series B Notes is due semiannually in March and September of each year, beginning in March 2024. In addition, the Company is obligated to offer to repay the Series B Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the August 2023 NPA, the Company may redeem the Series B Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if the Series B 2026 Notes are redeemed on or before May 10, 2026 or the Series B 2028 Notes are redeemed on or before May 10, 2028, a make-whole premium. As of March 31, 2025, the Company was in compliance with all covenants and other requirements of the Series B Notes.
In connection with the Series B Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the Series B 2026 Notes, the Company receives a fixed interest rate of 8.84% per annum and pays a floating interest rate of SOFR + 6.12% per annum on $107,000 notional amount of the Series B 2026 Notes. Under the interest rate swap agreement related to the Series B 2028 Notes, the Company receives a fixed interest rate of 8.88% per annum and pays a floating interest rate of SOFR + 5.56% per annum on $128,000 notional amount of the Series B 2028 Notes. The interest rate swaps related to the Series B 2026 Notes and Series B 2028 Notes mature on August 10, 2026 and August 10, 2028, respectively. The interest expense related to the Series B Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company's Consolidated Statements of Operations. As of March 31, 2025, the interest rate swaps had a fair value of $(554) and $(928), respectively, related to the Series B 2026 Notes and Series B 2028 Notes. Based on the fair value measurement hierarchy, the swaps are classified as Level 3 investments. Depending on the nature of the balance at period end, the fair value of the interest rate swaps are either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company's Consolidated Statements of Financial Condition. The change in fair value of the interest rate swaps is offset by the change in fair value of the Series B Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.
The summary information of the Series B 2026 Notes is as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Borrowing interest expense	$2,525	$2,365
Amortization of debt issuance costs	100	101
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	(14)	6
Total	$2,611	$2,472
Effective interest rate	9.44%	8.84%
The summary information of the Series B 2028 Notes is as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Borrowing interest expense	$3,051	$2,842
Amortization of debt issuance costs	72	72
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	(3)	14
Total	$3,120	$2,928
Effective interest rate	9.53%	8.88%
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
The Series C 2027 Notes have a fixed interest rate of 8.92% per year and the Series C 2029 Notes have a fixed interest rate of 9.07% per year, subject to a step up to the extent a Below Investment Grade Event (as defined in the December 2023 NPA) or a Secured Debt Ratio Event (as defined in the December 2023 NPA) occurs. The Series C 2027 Notes will mature on March 1, 2027 and the Series C 2029 Notes will mature on March 1, 2029, unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the December 2023 NPA. Interest on the Series C Notes is due semiannually in March and September of each year, beginning in March 2024. In addition, the Company is obligated to offer to repay the Series C Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the December 2023 NPA, the Company may redeem the Series C Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if the Series C 2027 Notes are redeemed on or before December 1, 2026 or the Series C 2029 Notes are redeemed on or before December 1, 2028, a make-whole premium. As of March 31, 2025, the Company was in compliance with all covenants and other requirements of the Series C Notes.
In connection with the Series C Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the Series C 2027 Notes, the Company receives a fixed interest rate of 8.92% per annum and pays a floating interest rate of SOFR + 4.49% per annum on $136,500 notional amount of the Series C 2027 Notes. Under the interest rate swap agreement related to the Series C 2029 Notes, the Company receives a fixed interest rate of 9.07% per annum and pays a floating interest rate of SOFR + 4.77% per annum on $163,500 notional amount of the Series C 2029 Notes. The interest rate swaps related to the Series C 2027 Notes and Series C 2029 Notes mature on March 1, 2027 and March 1, 2029, respectively. The interest expense related to the Series C Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company's Consolidated Statements of Operations. As of March 31, 2025, the interest rate swaps had a fair value of $1,492 and $3,246, respectively, related to the Series C 2027 Notes and Series C 2029 Notes. Based on the fair value measurement hierarchy, the swaps are classified as Level 3 investments. Depending on the nature of the balance at period end, the fair value of the interest rate swaps is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company's Consolidated Statements of Financial Condition. Depending on the nature of the balance at period end, the fair value of the interest rate swaps is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company's Consolidated Statements of Financial Condition. The change in fair value of the interest rate swaps are offset by the change in fair value of the Series C Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.
The summary information of the Series C 2027 Notes is as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Borrowing interest expense	$3,016	$3,385
Amortization of debt issuance costs	112	115
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	(36)	157
Total	$3,092	$3,657
Effective interest rate	8.84%	9.92%
The summary information of the Series C 2029 Notes is as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Borrowing interest expense	$3,727	$4,170
Amortization of debt issuance costs	83	85
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	(205)	381
Total	$3,605	$4,636
Effective interest rate	9.12%	10.20%
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

The Series D 2027 Notes have a fixed interest rate of 6.84% per year and the Series D 2029 Notes have a fixed interest rate of 6.91% per year, subject to a step up to the extent a Below Investment Grade Event (as defined in the Note Purchase Agreement) or a Secured Debt Ratio Event (as defined in the Note Purchase Agreement) occurs. The Series D 2027 Notes will mature on August 5, 2027 and the Series D 2029 Notes will mature on August 5, 2029, unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the Note Purchase Agreement. Interest on the Series D Notes is due semiannually in March and September of each year, beginning in September 2024. In addition, the Company is obligated to offer to repay the Series D Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the Note Purchase Agreement, the Company may redeem the Series D Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if the Series D 2027 Notes are redeemed on or before May 5, 2027 or the Series D 2029 Notes are redeemed on or before May 5, 2029, a make-whole premium. As of March 31, 2025, the Company was in compliance with all covenants and other requirements of the Series D Notes.

In connection with the Series D 2027 Notes and Series D 2029 Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the Series D 2027 Notes, the Company receives a fixed interest rate of 6.84% per annum and pays a floating interest rate of SOFR + 3.46% per annum on $100,000 of the Series D 2027 Notes. Under the interest rate swap agreement related to the Series D 2029 Notes, the Company receives a fixed interest rate of 6.91% per annum and pays a floating interest rate of SOFR + 3.48% per annum on $200,000 of the Series D 2029 Notes. As of March 31, 2025, the interest rate swaps had a fair value of $(244) and $(1,254), respectively, related to the Series D 2027 Notes and Series D 2029 Notes. Based on the fair value measurement hierarchy, the swaps are classified as Level 3 investments. Depending on the nature of the balance at period end, the fair value of the interest rate swaps is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company's Consolidated Statements of Financial Condition. The change in fair value of the interest rate swaps are offset by the change in fair value of the Series D Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

The summary information of the Series D 2027 Notes is as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Borrowing interest expense	$1,755	N/A
Amortization of debt issuance costs	94	N/A
Net change in unrealized appreciation (depreciation) on effective interest rate swaps and hedged items	6	N/A
Total	$1,855	N/A
Effective interest rate	7.02%	N/A
The summary information of the Series D 2029 Notes is as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Borrowing interest expense	$3,560	N/A
Amortization of debt issuance costs	113	N/A
Net change in unrealized appreciation (depreciation) on effective interest rate swaps and hedged items	40	N/A
Total	$3,713	N/A
Effective interest rate	7.12%	N/A
The 2030 Notes
On October 1, 2024, the Company issued $300,000 in aggregate principal amount of 5.750% notes due 2030 (the “2030 Notes”), pursuant to a Base Indenture dated October 1, 2024 (the “Base Indenture”) between the Company and US Bank Trust Company, National Association (the “Trustee”), as supplemented by the First Supplemental Indenture dated October 1, 2024 (the “First Supplemental Indenture” and together with the Base Indenture, the “February 2030 Notes Indenture”). As of March 31, 2025, the Company was in compliance with all covenants and other requirements of the 2030 Notes.

The 2030 Notes will mature on February 1, 2030 and may be redeemed in whole or in part at the Company’s option at any time prior to January 1, 2030 at par value plus a “make-whole” premium calculated in accordance with the terms under “optional redemption” in the February 2030 Notes Indenture and at par value on January 1, 2030 or thereafter. The 2030 Notes bear interest at a rate of 5.75% per year payable semi-annually on February 1 and August 1 of each year, commencing on February 1, 2025. The 2030 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2030 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
Pursuant to a Registration Statement on Form N-14 (File No. 333-284526), which went effective on February 28, 2025, the Company closed an exchange offer in which holders of the 2030 Notes that were restricted because they were issued in a private placement were offered the opportunity to exchange such notes for new, registered notes with substantially identical terms. Through this exchange offer, holders representing 100% of the outstanding principal of the then restricted 2030 Notes obtained registered, unrestricted 2030 Notes.
The summary information of the 2030 Notes is as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Borrowing interest expense	$4,313	N/A
Amortization of debt issuance costs	181	N/A
Accretion of original issuance discount	126	N/A
Total	$4,620	N/A
Effective interest rate	5.75%	N/A
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
The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2025 and December 31, 2024, the Company had $1,016,089 and $1,035,399 of unfunded commitments to fund delayed draw and revolving senior secured loans, respectively.
(8)MEMBERS’ CAPITAL
The following table shows the components of distributable earnings as shown on the Consolidated Statements of Financial Condition:

	As of
	March 31, 2025	December 31, 2024
Total distributable earnings (loss), beginning of period	$(50,459)	$(26,988)
Net investment income	78,095	278,465
Net realized gain (loss)	(5,012)	(26,749)
Net unrealized appreciation (depreciation)	(23,077)	8,255
Distributions declared	(77,034)	(282,812)
Tax reclassification of unitholders' equity	—	(630)
Total distributable earnings (loss), end of period	$(77,487)	$(50,459)

The following table summarizes the total Units issued and proceeds received from the closings of the Company’s continuous private offering that occurred for the three months ended March 31, 2025 and 2024:

Unit Issuance Date	Units Issued	Proceeds Received
For the Three Months Ended March 31, 2025
January 01, 2025	2,728,267	$51,728
February 01, 2025	2,952,665	55,982
March 01, 2025	4,210,752	79,752
Total	9,891,684	$187,462
For the Three Months Ended March 31, 2024
January 01, 2024	7,646,273	$146,120
February 01, 2024	6,231,714	119,088
March 01, 2024	6,662,271	127,383
Total	20,540,258	$392,591
The following table summarizes the Company’s distributions declared and payable for the three months ended March 31, 2025 and 2024:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
For the Three Months Ended March 31, 2025
January 27, 2025	January 31, 2025	February 05, 2025	$0.1265	$22,270
February 27, 2025	February 28, 2025	March 05, 2025	0.1263	22,696
March 25, 2025	March 31, 2025	April 03, 2025	0.1263	23,317
January 27, 2025	March 31, 2025	April 03, 2025	0.0474	8,751
Total Distributions			$0.4265	$77,034
For the Three Months Ended March 31, 2024
January 29, 2024	January 31, 2024	February 05, 2024	$0.1513	$19,487
February 27, 2024	February 29, 2024	March 05, 2024	0.1512	20,505
March 26, 2024	March 31, 2024	April 04, 2024	0.1513	21,619
Total Distributions			$0.4538	$61,611
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
The following table summarizes the amounts received and units issued to unitholders who have participated in the DRIP during for the three months ended March 31, 2025 and 2024:

Payment Date	DRIP Units Issued	DRIP Units Value
For the Three Months Ended March 31, 2025
January 04, 2025	807,260	$15,306
February 05, 2025	697,198	13,219
March 05, 2025	711,427	13,474
Total	2,215,885	$41,999
For the Three Months Ended March 31, 2024
January 04, 2024	539,376	$10,307
February 05, 2024	583,173	11,144
March 05, 2024	613,350	11,728
Total	1,735,899	$33,179

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
The following table further summarizes the unit repurchases completed for the three months ended March 31, 2025 and 2024:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
For the Three Months Ended March 31, 2025
March 07, 2025	5.00%	$18.82	March 31, 2025	$65,290	3,469,202	2.01%	—
For the Three Months Ended March 31, 2024
March 05, 2024	5.00%	$19.05	March 31, 2024	$28,707	1,506,944	1.25%	—
(1)    Percentage is based on total units as of the close of the previous calendar quarter.
(2)    All repurchase requests were satisfied in full.
(9)EARNINGS (LOSS) PER UNIT
The following table sets forth the computation of basic and diluted earnings (loss) per Unit:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Numerator - net increase (decrease) in Members' Capital from operations	$50,006	$53,731
Denominator - weighted average Units outstanding	179,816,535	135,684,002
Basic and diluted earnings (loss) per Unit	$0.28	$0.40

(10)CONSOLIDATED FINANCIAL HIGHLIGHTS
The following are the financial highlights (dollar amounts in thousands, except per share amounts):

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Per Unit Data:(1)
Net asset value, beginning of period	$18.96	$19.11
Net investment income (loss)	0.43	0.41
Net unrealized and realized gain (loss)(2)	(0.14)	(0.02)
Net increase (decrease) in net assets resulting from operations	0.29	0.39
Distributions declared	(0.43)	(0.45)
Total increase (decrease) in net assets	(0.14)	(0.06)
Net asset value, end of period	$18.82	$19.05
Units outstanding, end of period	181,148,832	141,382,662
Weighted average units outstanding	179,816,535	135,684,002
Total return based on net asset value(3)	1.52%	2.07%
Ratio/Supplemental Data:
Members' Capital, end of period	$3,408,329	$2,693,613
Ratio of expenses before waivers to average Members' Capital(4)	9.83%	6.68%
Ratio of net expenses to average Members’ Capital(4)	9.59%	6.68%
Ratio of net investment income to average Members’ Capital(4)	9.61%	9.67%
Asset coverage ratio(5)	217.00%	343.00%
Portfolio turnover rate	4.89%	3.57%
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
(12) SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.
April Issuances and Distribution Declarations
Pursuant to the Company’s continuous private offering, the Company issued approximately 3,003,865 Units for an aggregate offering price of $56,533 effective April 1, 2025.
On April 25, 2025, the Company declared a distribution in the amount of $0.1261 per unit and payable on or around May 5, 2025 to unitholders of record as of April 30, 2025.
May Issuances
Pursuant to the Company’s continuous private offering, the Company held a close relating to the sale of its Units for an aggregate offering price of $33,759 effective May 1, 2025.
Multi-Class Exemptive Relief
On April 15, 2025, the SEC issued an order (the “Multi-Class Order”) granting the Company’s application for exemptive relief from sections 18(a)(2), 18(c), 18(i) and 61(a) under the 1940 Act. Under the terms of the Multi-Class Order, the Company is permitted to offer multiple classes of its common units with varying sales loads and asset-based distribution and/or service fees.

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
•actual and potential conflicts of interest with MS Capital Partners Adviser Inc., our investment adviser (the “Adviser” or the “Investment Adviser”) and its affiliates;
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
•our ability to maintain our qualification as a business development company (“BDC”) and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);
•the impact on our business of U.S. and international financial reform legislation, rules and regulations;
•currency fluctuations, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars, could adversely affect the results of our investments in foreign companies;
•the effect of changes in tax laws and regulations and interpretations thereof; and
•the risks, uncertainties and other factors we identify under “Part I, Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K and elsewhere in this Report.
The information contained in this section should be read in conjunction with “Item 1. Consolidated Financial Statements.” Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Report should not be regarded as a representation by us that our plans and objectives will be achieved. This discussion contains forward-looking statements, which relate to future events or our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, or the Form 10-K, and Part II, Item 1A of and elsewhere in this Report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the Securities and Exchange Commission (the “SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
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
Pursuant to the exemptive relief granted by the SEC to us and our Adviser (as amended, the “Order”), we are able to enter into certain negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Funds (each as defined in the Order), including any proprietary accounts of Morgan Stanley, if applicable, in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our unitholders and do not involve overreaching in respect of us or our unitholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our unitholders and is consistent with our investment objective and strategies.
We have applied for a new exemptive relief order which, if granted, would supersede the Order with respect to negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Funds (each as defined in the application). There can be no assurance that we will obtain such new exemptive relief from the SEC.
On July 15, 2024, we acquired SL Investment Corp., or SLIC, pursuant to that certain Agreement and Plan of Merger, or the Merger Agreement, dated as of May 28, 2024, by and among SLIC, us, Cobalt Merger Sub, Inc., a wholly-owned subsidiary of us, and the Adviser. Pursuant to the Merger Agreement, SLIC was merged with and into us in a two-step transaction with us as the surviving company, or the Merger.

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
Expenses
Our primary operating expenses include the payment of: (i) investment advisory fees, including base management fees and incentive fees, to our Investment Adviser pursuant to the investment advisory agreement between us and our Investment Adviser (the “Investment Advisory Agreement”); (ii) costs and other expenses and our allocable portion of overhead incurred by MS Private Credit Administrative Services LLC (the “Administrator”) in performing its administrative obligations under the administration agreement (the “Administration Agreement”) between us and the Administrator; and (iii) other operating expenses as detailed below:
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
PORTFOLIO AND INVESTMENT ACTIVITY
Our portfolio is presented below:

	March 31, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$6,258,608	$6,213,152	98.4%	$6,022,749	$5,997,696	98.6%
Second Lien Debt	30,134	29,847	0.5	16,613	16,771	0.3
Other Debt Investments	11,089	10,828	0.2	6,453	6,520	0.1
Equity	56,897	55,852	0.9	57,745	58,032	1.0
Total	$6,356,728	$6,309,679	100.0%	$6,103,560	$6,079,019	100.0%

Our debt portfolio displayed the following characteristics of each of our investments(1), (2) unless otherwise noted:

	As of
	March 31, 2025	December 31, 2024
Number of portfolio companies	319	304
Number of new investment commitments in portfolio companies	25	97
Number of investment commitments exited or fully repaid	10	35
Percentage of performing debt bearing a floating rate, at fair value	99.9%	99.9%
Percentage of performing debt bearing a fixed rate, at fair value	0.1%	0.1%
Weighted average yield on debt and income producing investments, at cost(3)	9.9%	10.2%
Weighted average yield on debt and income producing investments, at fair value(3)	10.0%	10.2%
Weighted average 12-month EBITDA(4)	$175.64	$175.57
Median 12-month EBITDA(4)	86.8	86.5
Weighted average net leverage through tranche(4)(5)	6.0x	6.0x
Weighted average interest coverage(6)	1.6x	1.5x
Weighted average loan to value(4)(7)	40.0%	39.9%
Percentage of our debt portfolio subject to business cycle volatility(4)	5.9%	5.6%
Average position size of our investments	$19.8	$20.0

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
Investment Activity
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and For the Three Months Ended
	March 31, 2025	March 31, 2024
New investments committed
Gross Principal Balance(1)	$551,781	$1,050,869
Net New Investments Committed	$551,781	$1,050,869
Investments, at cost
Investments, beginning of period	$6,103,560	$3,227,449
New investments purchased	549,369	753,506
Net accretion of discount on investments	6,425	3,680
Payment-in-kind	6,863	3,278
Net realized gain (loss) on investments	(5,007)	(3,088)
Investments sold or repaid	(304,482)	(125,522)
Investments, end of period	$6,356,728	$3,859,303
Principal amount of investments funded
First lien debt investments	$553,220	$764,791
Second lien debt investments	—	—
Other debt investments	—	—
Equity(2)	238	—
Total	$553,458	$764,791
Amount of investments sold/fully repaid, at principal
First lien debt investments	$246,664	$54,319
Second lien debt investments	—	16,500
Equity	8,455	—
Total	$255,119	$70,819
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
The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System is as follows:

	March 31, 2025		December 31, 2024
	Fair Value	% of Total	Fair Value	% of Total
Risk rating 1	$23,287	0.4%	$31,948	0.5%
Risk rating 2	6,166,857	97.7	5,906,377	97.1
Risk rating 3	112,087	1.8	119,130	2.0
Risk rating 4	7,448	0.1	21,564	0.4
Total	$6,309,679	100.0%	$6,079,019	100.0%

The table below presents the amortized cost of our performing and non-accrual investments as of the following periods:

	March 31, 2025		December 31, 2024
	Amortized Cost	% of Total	Amortized Cost	% of Total
Performing	$6,344,690	99.8%	$6,074,323	99.5%
Non-accrual	12,038	0.2	29,237	0.5
Total	$6,356,728	100.0%	$6,103,560	100.0%

Investments are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is reversed when an investment is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the investment is placed on non-accrual status. We may determine to not place an investment on non-accrual status if the investment has sufficient collateral value and is in the process of collection.

CONSOLIDATED RESULTS OF OPERATIONS
The following table represents our operating results:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Total investment income	$161,513	$105,969
Less: Net expenses	83,418	49,906
Net investment income before taxes	78,095	56,063
Less: Excise tax expense	—	15
Net investment income after taxes	78,095	56,048
Net realized gain (loss)	(5,012)	(3,087)
Net change in unrealized appreciation (depreciation)	(23,077)	770
Net increase (decrease) in Members' Capital resulting from operations	$50,006	$53,731

Investment Income
Investment income was as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Investment income:
Interest income	$150,782	$100,240
Payment-in-kind income	6,591	2,600
Dividend income	1,123	960
Other income	3,017	2,169
Total Investment Income	$161,513	$105,969
In the table above, total investment income increased from $105,969 for the three months ended March 31, 2024 to $161,513 for the three months ended March 31, 2025. The increase was primarily driven by our deployment of capital and the SLIC Acquisition. The size of our investment portfolio at cost increased from $3,859,303 as of March 31, 2024 to $6,356,728 as of March 31, 2025. This was partially offset by a decrease in our weighted average yield at cost to 9.9% at March 31, 2025 from 11.6% at March 31, 2024, respectively, which was primarily driven by the reduction in base rates and repricing on our existing portfolio.
Expenses
Expenses were as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Expenses:
Interest and other financing expenses	$59,855	$26,223
Management fees	10,535	7,897
Income based incentive fees	11,611	8,811
Professional fees	1,969	1,369
Directors' fees	130	106
Administrative service fees	4	32
Servicing fees	7,163	5,370
General and other expenses	151	98
Total expenses	$91,418	$49,906
Management fees waiver	(4,000)	—
Income based incentive fees waiver	(4,000)	—
Net expenses	$83,418	$49,906
Excise tax expense	$—	$15
Interest and Other Financing Expenses
Interest and other financing expenses, including unused commitment fees, amortization of debt issuance costs, net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items and deferred financing costs, increased from $26,223 for the three months ended March 31, 2024 to $59,855 for the three months ended March 31, 2025. The increase was primarily driven by our increased borrowings. Our debt outstanding increased from $1,094,445 as of March 31, 2024 to $2,897,684 as of March 31, 2025.
Base Management Fee
The base management fees before waiver were 10,535 and $7,897 for the three months ended March 31, 2025 and 2024, respectively. The increase was primarily due to an increase in capital contributions. For more information on base management fee, including terms thereof, for further details, see Note 3 “Related Party Transactions” to our consolidated financial statements included in this Report.
Incentive Fees
The income-based incentive fees before waiver were 11,611 and $8,811 for the three months ended March 31, 2025 and 2024, respectively. The increase was primarily due to an increase in pre-incentive fee net investment income. For more information on incentive fee, including terms thereof, for further details, see Note 3 “Related Party Transactions” to our consolidated financial statements included in this Report.
Professional Fees, Administrative Service Fee, Servicing fees and Other Expenses

Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the management of the Company, which include costs of a financial printer utilized for certain preparation, printing and distribution services related to the offering materials. Professional fees were $1,969 and $1,369 for the three months ended March 31, 2025 and 2024, respectively. The increase was primarily due to an increase in total assets.
Administrative service fees represent fees paid to the Administrator for our allocable portion of the cost of certain of our executive officers that perform duties for us. General and other expenses include insurance, filing, research, subscriptions and other costs. Organization and offering costs include expenses incurred in our initial formation and our offering of units.
Servicing fees include placement agency fees paid in connection with the Company’s private offering. Servicing fees were $7,163 and $5,370 for the three months ended March 31, 2025 and 2024, respectively. The increase was primarily due to an increase in capital contributions. For more information on servicing fees, including terms thereof, see Note 3 “Related Party Transactions” to our consolidated financial statements included in this report.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Realized and unrealized gain (loss):
Net realized gain (loss):
Net realized gain (loss) on investments	$(5,007)	$(3,088)
Foreign currency and other transactions	(5)	1
Net change in unrealized appreciation (depreciation):
Net change in unrealized appreciation (depreciation) on investments	(23,137)	816
Foreign currency translations and other transactions	60	(46)
Net realized and unrealized gain (loss)	$(28,089)	$(2,317)
For the three months ended March 31, 2025, net realized losses on our investments was $5,007, which was primarily due to the sale/repayment on certain equity positions offset by the restructuring of two of our portfolio companies. For the three months ended March 31, 2024, net realized losses on our investments was $3,088 which was primarily due to the restructuring of three portfolio companies.
For the three months ended March 31, 2025, net change in unrealized depreciation on our investments of $23,137, was primarily the result of the changes in spreads in the secondary markets as well as financial performance in certain portfolio companies.
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
As of March 31, 2025, we had approximately $221.8 million of unrestricted cash and cash equivalents, which taken together with our approximately $1,173.4 million, $518.8 million, $225.0 million and $479.9 million of availability under the ING Facility, Wells Funding Facility, CBNA Funding Facility and JPM Funding Facility (subject to borrowing base availability) (each as defined in Note 6. “Debt” in the notes to the accompanying consolidated financial statements), respectively, we expect to be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of March 31, 2025, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments of $1,016.1 million.

Unregistered Sales of Equity Securities
For the three months ended March 31, 2025 and 2024, total Units issued and proceeds received were as follows:

Unit Issuance Date	Units Issued	Proceeds Received
For the Three Months Ended March 31, 2025
January 01, 2025	2,728,267	$51,728
February 01, 2025	2,952,665	55,982
March 01, 2025	4,210,752	79,752
Total	9,891,684	$187,462
For the Three Months Ended March 31, 2024
January 01, 2024	7,646,273	$146,120
February 01, 2024	6,231,714	119,088
March 01, 2024	6,662,271	127,383
Total	20,540,258	$392,591

The following table summarizes the Company’s distributions declared and payable for the three months ended March 31, 2025 and 2024:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
For the Three Months Ended March 31, 2025
January 27, 2025	January 31, 2025	February 05, 2025	$0.1265	$22,270
February 27, 2025	February 28, 2025	March 05, 2025	0.1263	22,696
March 25, 2025	March 31, 2025	April 03, 2025	0.1263	23,317
January 27, 2025	March 31, 2025	April 03, 2025	0.0474	8,751
Total Distributions			$0.4265	$77,034
For the Three Months Ended March 31, 2024
January 29, 2024	January 31, 2024	February 05, 2024	$0.1513	$19,487
February 27, 2024	February 29, 2024	March 05, 2024	0.1512	20,505
March 26, 2024	March 31, 2024	April 04, 2024	0.1513	21,619
Total Distributions			$0.4538	$61,611
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
The following table summarizes the amounts received and Units issued to unitholders who have participated in the DRIP during for the three months ended March 31, 2025 and 2024:

Payment Date	DRIP Units Issued	DRIP Units Value
For the Three Months Ended March 31, 2025
January 04, 2025	807,260	$15,306
February 05, 2025	697,198	13,219
March 05, 2025	711,427	13,474
Total	2,215,885	$41,999
For the Three Months Ended March 31, 2024
January 04, 2024	539,376	$10,307
February 05, 2024	583,173	11,144
March 05, 2024	613,350	11,728
Total	1,735,899	$33,179

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
The following table further summarizes the unit repurchases completed for the three months ended March 31, 2025 and 2024:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
For the Three Months Ended March 31, 2025
March 07, 2025	5.00%	$18.82	March 31, 2025	$65,290	3,469,202	2.01%	—
For the Three Months Ended March 31, 2024
March 05, 2024	5.00%	$19.05	March 31, 2024	$28,707	1,506,944	1.25%	—
(1)    Percentage is based on total units as of the close of the previous calendar quarter.
(2)    All repurchase requests were satisfied in full.
Debt
Our outstanding debt obligations were as follows:

	March 31, 2025			December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
ING Facility(1)	$1,350,000	$175,981	$1,173,406	$1,350,000	$313,352	$1,036,036
Wells Funding Facility	900,000	381,250	518,750	900,000	381,250	518,750
CBNA Funding Facility	375,000	150,000	225,000	375,000	93,750	281,250
JPM Funding Facility	1,200,000	720,079	479,921	1,200,000	614,073	585,927
Series A 2026 Notes(2)	204,000	204,000	—	204,000	204,000	—
Series A 2028 Notes(2)	146,000	146,000	—	146,000	146,000	—
Series B 2026 Notes(3)	107,000	107,000	—	107,000	107,000	—
Series B 2028 Notes(3)	128,000	128,000	—	128,000	128,000	—
Series C 2027 Notes(4)	136,500	136,500	—	136,500	136,500	—
Series C 2029 Notes(4)	163,500	163,500	—	163,500	163,500	—
Series D 2027 Notes(5)	100,000	100,000	—	100,000	100,000	—
Series D 2029 Notes(5)	200,000	200,000	—	200,000	200,000	—
2030 Notes(6)	300,000	300,000	—	300,000	300,000	—
Total	$5,310,000	$2,912,310	$2,397,077	$5,310,000	$2,887,425	$2,421,963
(1) As of March 31, 2025 and December 31, 2024, letters of credit of $613 and $613, were outstanding, which reduced the unused availability under the ING Facility by the same amount. Under the ING Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of March 31, 2025 and December 31, 2024, the Company had borrowings denominated in Euros (EUR) of 12,216 and 12,216. As of March 31, 2025 and December 31, 2024, the Company had borrowings denominated in Canadian dollars (CAD) of 2,800 and 2,800. As of March 31, 2025 and December 31, 2024, the Company had borrowings denominated in British Pound (GBP) of 2,200 and 2,200.
(2) The carrying value of the Company’s Series A 2026 Notes and Series A 2028 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $706 and $936, respectively, as of March 31, 2025 and $888 and $1,014, respectively, as of December 31, 2024.

(3) The carrying value of the Company’s Series B 2026 Notes and Series B 2028 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $555 and $983, respectively, as of March 31, 2025 and $655 and $1,055, respectively, as of December 31, 2024.
(4) The carrying value of the Company’s Series C 2027 Notes and Series C 2029 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $873 and $1,323, respectively, as of March 31, 2025 and $985 and $1,406, respectively, as of December 31, 2024.
(5) The carrying value of the Company’s Series D 2027 Notes and Series D 2029 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $898 and $1,997, respectively, as of March 31, 2025 and $993 and $2,110, respectively, as of December 31, 2024.
(6) The carrying value of the Company’s 2030 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $3,558, as of March 31, 2025 and $3,721 respectively, as of December 31, 2024.
For further details, see Note 6 “Debt” to our consolidated financial statements included in this Report.
RECENT DEVELOPMENTS
April Issuances and Distribution Declarations
Pursuant to our continuous private offering, we issued approximately 3,003,865 Units for an aggregate offering price of $56.5 million effective April 1, 2025.
On April 25, 2025, we declared a regular distribution in the amount of $0.1261 per unit and payable on or around May 5, 2025 to unitholders of record as of April 30, 2025.
May Issuances
Pursuant to our continuous private offering, we held a close relating to the sale of our Units for an aggregate offering price of $33.8 million effective May 1, 2025.
Multi-Class Exemptive Relief
On April 15, 2025, the SEC issued an order (the “Multi-Class Order”) granting our application for exemptive relief from sections 18(a)(2), 18(c), 18(i) and 61(a) under the 1940 Act. Under the terms of the Multi-Class Order, we are permitted to offer multiple classes of common units with varying sales loads and asset-based distribution and/or service fees.

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
We consider the most significant accounting policies to be those related to our Investments, Revenue Recognition, Deferred Financing Costs and Debt Issuance Costs and Income Taxes. The valuation of investments is our most significant critical estimate. The most significant input is the discount rate used in yield analysis that is based on comparable market yields. Significant increases in the discount rates in isolation would result in a significantly lower fair value measurement. For a further discussion and disclosure of key inputs and considerations related to this estimate, refer to Note 5 "Fair Value Measurements" included in the notes to the consolidated financial statements in Part 1, Item 1 of this Report.
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
MS Credit Partners Holdings, Inc., an indirect wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, has entered into subscription agreements and has made capital contributions at the closings of the Company’s continuous private offering representing an aggregate capital contribution of $25.0 million, in exchange for 1,256,051 Units. Because MS Credit Partners Holdings, Inc. has made an aggregate capital contribution of $25.0 million as of the date of this Report, MS Credit Partners Holdings, Inc. has no further obligation, contractual or otherwise, to support us. Morgan Stanley has no history of financially supporting any of the BDCs on the MS Private Credit platform, even during periods of financial distress.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including valuation risk, market risk and interest rate risk.
Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of portfolio companies. During periods of market dislocation, we will seek to invest prudently in the secondary loan market to provide our investors better risk adjusted returns while adhering to our core investment tenants. Most of our investments will not have a readily available market price. To ensure accurate valuations, our investments are valued at fair value in good faith by our Board of Directors, based on, among other things, the input of the Investment Adviser, including our Valuation Designee, our Audit Committee and independent third-party valuation firms engaged at the direction of our Board of Directors, or Valuation Designee, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment while employing a consistently applied valuation process for the investments we hold. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
Market Risk
The market value of a security may move up or down, sometimes rapidly and unpredictably. These fluctuations may cause a security to be worth less than the price originally paid for it, or less than it was worth at an earlier time. Market risk may affect a single issuer, industry, sector of the economy or the market as a whole. Global economies and financial markets are increasingly interconnected, which increases the probabilities that conditions in one country or region might adversely impact issuers in a different country or region. Conditions affecting the general economy, including political, social, or economic instability at the local, regional, or global level, may also affect the market value of a security. Health crises, such as pandemic and epidemic diseases, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, international conflicts, trade policies and tariffs, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have and may in the future have an adverse effect on a company’s investments and net asset value and can lead to increased market volatility. See “Part I, Item 1A. Risk Factors—General Risk Factors—We are operating in a period of capital markets disruption and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have a negative impact on our business and operations.” and “Part I, Item 1A. Risk Factors—General Risk Factors—Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition” of our most recent Annual Report on Form 10-K.
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
As of March 31, 2025, approximately 99.9% of our debt investments were at floating rates. Based on our Consolidated Statements of Financial Condition as of March 31, 2025, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of March 31, 2025) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense(1)	Income
Up 300 basis points	$188,428	$(78,369)	$110,059
Up 200 basis points	$125,619	$(52,246)	$73,373
Up 100 basis points	$62,809	$(26,123)	$36,686
Up 25 basis points	$15,702	$(6,531)	$9,172
Down 25 basis points	$(15,702)	$6,531	$(9,172)
Down 100 basis points	$(62,809)	$26,123	$(36,686)
Down 200 basis points	$(125,619)	$52,246	$(73,373)
Down 300 basis points	$(188,428)	$78,369	$(110,059)
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of March 31, 2025 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred for the fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the risk factors previously disclosed under
Item 1A of the Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks disclosed in the Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
Refer to “Part I. Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 8. Members’ Capital” in this Report, the Annual Report on Form 10-K and our Current Reports on Form 8-K filed on January 29, 2025, February 27, 2025 and March 27, 2025, for the issuance of our Class S Units for the three months ended March 31, 2025. Such issuances were part of our continuous private offering and were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.
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
On February 5, 2025, we announced a quarterly tender offer that commenced on February 6, 2025 and ended at 12:01 a.m., Eastern Time, on March 7, 2025 (the “Offer”). Because there is no secondary trading market for our Units, our Board of Directors determined, after consideration of various matters, that the Offer was in the best interests of unitholders in order to provide liquidity for our unitholders. Approximately 3,469,202 of our Units were validly tendered and not withdrawn prior to the expiration of the Offer. The Units were repurchased at a price of $18.82 per Unit, which represents the net asset value per Unit as of March 31, 2025. The payment of the purchase price of the Units tendered was promptly made in cash issued to the unitholders whose tenders were accepted for purchase by us in accordance with the terms of the Offer.
The following table sets forth information regarding repurchases of Units during the three months ended March 31, 2025:

Offer Date	Tender Offer Expiration	Purchase Price per Share	Share Repurchased	Aggregate Dollar Amount of Shares Accepted for Repurchase (in thousands)
February 6, 2025	March 7, 2025	$18.82	3,469,202	65,290
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

North Haven Private Income Fund LLC

Dated: May 12, 2025	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (Principal Executive Officer)

Dated: May 12, 2025	By:	/s/ David Pessah
David Pessah Chief Financial Officer (Principal Financial Officer)