Form 10-Q
period 2025-06-30
North Haven Private Income Fund LLC
filed 2025-08-11
CIK 1851322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025

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

The number of the registrant’s Class S Units outstanding at August 11, 2025 was 187,994,353.

North Haven Private Income Fund LLC
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025
SIGNATURES

North Haven Private Income Fund LLC
Consolidated Statements of Financial Condition
(In thousands, except unit and per unit amounts)

	As of
	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $6,614,577 and $6,103,560)	$6,562,468	$6,079,019
Non-controlled/affiliated investments, at fair value (amortized cost of $22,244 and $—)	22,417	—
Total investments, at fair value (cost of $6,636,821 and $6,103,560)	6,584,885	6,079,019
Cash and cash equivalents (restricted cash of $8,510 and $1,650)	143,533	159,788
Investments in unaffiliated money market fund (cost of $46,464 and $58,216)	46,464	58,216
Deferred financing costs	31,538	35,183
Interest and dividend receivable from non-controlled/non-affiliated investments	44,544	58,637
Interest receivable from non-controlled/affiliated investments	202	—
Receivable for investments sold/repaid	913	15,465
Other assets	7,244	2,196
Total assets	6,859,323	6,408,504

Liabilities
Debt (net of unamortized debt issuance costs of $10,913 and $12,828)	3,118,463	2,861,892
Payable for investments purchased	6,840	47,887
Payable to affiliates (Note 3)	50	583
Distributions payable	32,956	26,178
Management fees payable	7,259	7,337
Subscriptions received in advance (Note 12)	28,573	51,728
Payable for units repurchased (Note 8)	107,041	55,792
Income based incentive fee payable	7,947	8,399
Interest and financing costs payable	58,367	53,852
Accrued expenses and other liabilities	11,679	23,670
Total liabilities	3,379,175	3,137,318

Commitments and contingencies (Note 7)

Members' Capital
Units, par value $0.001 per unit (185,456,368 and 172,510,464 units issued and outstanding)	185	173
Paid-in capital in excess of par value	3,566,813	3,321,472
Distributable earnings (loss)	(86,850)	(50,459)
Total members' capital	$3,480,148	$3,271,186
Total liabilities and members' capital	$6,859,323	$6,408,504
Net asset value per unit	$18.77	$18.96

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund LLC
Consolidated Statements of Operations (Unaudited)
(In thousands, except unit and per unit amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$155,595	$114,045	$306,265	$214,285
Payment-in-kind income	4,563	2,813	11,091	5,413
Dividend income	1,301	1,126	2,424	2,086
Other income	2,363	3,068	5,376	5,237
From non-controlled/affiliated investments:
Interest income	192	—	304	—
Payment-in-kind income	314	—	377	—
Other income	10	—	14	—
Total investment income	164,338	121,052	325,851	227,021
Expenses:
Interest and other financing expenses	61,229	29,118	121,084	55,341
Management fees	10,939	9,045	21,474	16,942
Income based incentive fees	11,627	10,143	23,238	18,954
Professional fees	2,319	1,601	4,288	2,970
Directors' fees	128	101	258	207
Administrative service fees	50	20	54	52
Servicing fees	7,384	6,151	14,547	11,521
General and other expenses	322	20	473	118
Total expenses	93,998	56,199	185,416	106,105
Expense support (Note 3)	—	(1,600)	—	(1,600)
Management fees waiver (Note 3)	(3,680)	—	(7,680)	—
Income based incentive fees waiver (Note 3)	(3,680)	(3,600)	(7,680)	(3,600)
Net expenses	86,638	50,999	170,056	100,905
Net investment income before taxes	77,700	70,053	155,795	126,116
Excise tax expense	—	—	—	15
Net investment income after taxes	77,700	70,053	155,795	126,101
Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	(834)	(685)	(5,841)	(3,773)
Foreign currency and other transactions	35	(15)	30	(14)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(6,470)	3,553	(29,790)	4,369
Non-controlled/affiliated investments	(9)	—	174	—
Translation of assets and liabilities in foreign currencies	144	9	204	(37)
Net realized and unrealized gain (loss)	(7,134)	$2,862	(35,223)	$545
Net increase (decrease) in members' capital resulting from operations	$70,566	$72,915	$120,572	$126,646
Net investment income (loss) per unit (basic and diluted)	$0.41	$0.45	$0.85	$0.87
Earnings (loss) per unit (basic and diluted)	$0.38	$0.47	$0.66	$0.87
Weighted average units outstanding:	187,815,378	154,605,526	183,838,053	145,102,751
The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund LLC
Consolidated Statements of Changes in Members’ Capital (Unaudited)
(In thousands, except unit and per unit amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Members' Capital at beginning of period:	$3,408,329	$2,693,613	$3,271,186	$2,304,430
Increase (decrease) in members’ capital resulting from operations:
Net investment income (loss)	77,700	70,053	155,795	126,101
Net realized gain (loss)	(799)	(700)	(5,811)	(3,787)
Net change in unrealized appreciation (depreciation)	(6,335)	3,562	(29,412)	4,332
Net increase (decrease) in members’ capital resulting from operations	70,566	72,915	120,572	126,646
Distributions to Unitholders from:
Distributable earnings	(79,929)	(70,075)	(156,963)	(131,686)
Capital transactions:
Issuance of Units	141,872	323,305	329,334	715,896
Reinvestment of distributions	46,351	39,176	88,350	72,355
Repurchased Units	(107,041)	(52,219)	(172,331)	(80,926)
Net increase in members' capital resulting from capital transactions	81,182	310,262	245,353	707,325
Total increase (decrease) in members' capital	71,819	313,102	208,962	702,285
Members' capital at end of period	$3,480,148	$3,006,715	$3,480,148	$3,006,715
Distributions per unit	$0.42	$0.45	$0.85	$0.91

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund LLC
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Six Months Ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities:
Net increase (decrease) in members' capital resulting from operations	$120,572	$126,646
Adjustments to reconcile net increase (decrease) in members' capital resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	29,616	(4,369)
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(204)	37
Net unrealized (appreciation) depreciation on interest rate swap attributed to unsecured notes	1,212	722
Net realized (gain) loss on investments	5,841	3,773
Net realized (gain) loss on foreign currency and other transactions	(30)	14
Investments in unaffiliated money market fund, net	11,752	—
Net accretion of discount and amortization of premium on investments	(12,055)	(8,047)
Payment-in-kind interest and dividend capitalized	(12,493)	(8,471)
Amortization of deferred financing costs	3,888	1,742
Amortization of debt issuance costs and original issuance discount on unsecured notes	2,301	1,272
Purchases of investments and change in payable for investments purchased	(1,089,073)	(1,355,705)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	547,587	328,432
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	14,093	(11,921)
(Increase) decrease in interest and dividend receivable from non-controlled/affiliated investments	(202)	—
(Increase) decrease in prepaid expenses and other assets	6	(1,746)
(Decrease) increase in payable to affiliates	(533)	(2,735)
(Decrease) increase in management fees payable	(78)	2,516
(Decrease) increase in incentive fees payable	(455)	(1,290)
(Decrease) increase in interest payable	4,432	2,049
(Decrease) increase in accrued expenses and other liabilities	(2,062)	3,124
Net cash provided by (used in) operating activities	(375,885)	(923,957)

Cash flows from financing activities:
Borrowings on debt	$709,344	$749,051
Repayments on debt	(473,000)	(388,500)
Deferred financing costs paid	(160)	(149)
Debt issuance costs paid	(50)	(170)
Distributions paid	(61,835)	(53,501)
Proceeds from issuance of Units	277,606	569,776
Subscriptions received in advance	28,573	47,418
Repurchases of Units	(121,082)	(56,304)
Net cash provided by (used in) financing activities	359,396	867,621

Net increase (decrease) in cash, cash equivalents and restricted cash	(16,489)	(56,336)

North Haven Private Income Fund LLC
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

Effect of foreign exchange rate changes on cash	234	(51)
Cash, cash equivalents and restricted cash, at beginning of period	159,788	222,244
Cash, cash equivalents and restricted cash, at end of period	$143,533	$165,857

Supplemental information and non-cash activities:
Excise tax paid	$—	$114
Interest expense paid	$108,583	$47,894
Distribution reinvestment paid	$88,350	$72,356
Accrued but unpaid distributions	$32,956	$24,284
Accrued but unpaid deferred financing costs	$83	$—
Accrued but unpaid repurchases of Units	$107,041	$52,219
Non-cash purchases of investments	$(26,184)	$(22,136)
Non-cash sales of investments	$26,184	$22,136

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2025
(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Debt Investments - non-controlled/non-affiliated
Aerospace & Defense
Jonathan Acquisition Company	(6) (10)	First Lien Debt	S +	5.00%	9.40%	12/22/2026	13,309	$13,268	$13,309	0.38%
Jonathan Acquisition Company	(6) (10) (19)	First Lien Debt	S +	5.00%	9.40%	12/22/2025	961	959	961	0.03
Mantech International CP	(6) (7) (8) (11)	First Lien Debt	S +	5.00%	9.28%	9/14/2029	33,168	32,868	33,168	0.95
Mantech International CP	(6) (11) (19)	First Lien Debt	S +	5.00%	9.28%	9/14/2029	—	—	—	—
Mantech International CP	(6) (11) (19)	First Lien Debt	S +	5.00%	9.28%	9/14/2028	—	(34)	—	—
PCX Holding Corp.	(6) (7) (10)	First Lien Debt	S +	6.25%	10.70%	4/22/2027	7,615	7,235	7,252	0.21
PCX Holding Corp.	(6) (7) (10)	First Lien Debt	S +	6.25%	10.70%	4/22/2027	7,671	7,288	7,304	0.21
PCX Holding Corp.	(6) (10)	First Lien Debt	S +	6.25%	10.70%	4/22/2027	793	756	755	0.02
Two Six Labs, LLC	(6) (7) (11)	First Lien Debt	S +	5.25%	9.87%	8/20/2027	24,666	24,417	24,666	0.71
Two Six Labs, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.87%	8/20/2027	1,800	1,756	1,800	0.05
Two Six Labs, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.87%	8/20/2027	439	430	439	0.01
								88,943	89,654	2.58
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(6) (7) (9) (11)	First Lien Debt	S +	4.75%	9.19%	6/11/2027	55,751	55,278	55,751	1.60
RoadOne IntermodaLogistics	(6) (10)	First Lien Debt	S +	6.25%	10.49%	12/29/2028	1,262	1,239	1,226	0.04
RoadOne IntermodaLogistics	(6) (10)	First Lien Debt	S +	6.25%	10.49%	12/29/2028	116	113	112	—
RoadOne IntermodaLogistics	(6) (10) (19)	First Lien Debt	S +	6.25%	10.49%	12/29/2028	228	224	221	0.01
								56,854	57,310	1.65
Automobile Components
Continental Battery Company	(6) (7) (8) (14)	First Lien Debt	S +	7.00% PIK	11.29%	7/20/2028	12,945	11,731	4,249	0.12
LTI Holdings, Inc.		First Lien Debt	S +	4.25%	8.58%	7/29/2029	4,967	4,963	4,963	0.14
Randy's Holdings, Inc.	(6) (7) (8) (10)	First Lien Debt	S +	5.00%	9.29%	11/1/2029	13,472	13,249	13,472	0.39
Randy's Holdings, Inc.	(6) (10) (19)	First Lien Debt	S +	5.00%	9.29%	11/1/2029	2,825	2,755	2,825	0.08
Randy's Holdings, Inc.	(6) (10) (19)	First Lien Debt	S +	5.00%	9.29%	11/1/2029	1,132	1,104	1,132	0.03
Sonny's Enterprises, LLC	(6) (7) (8) (10)	First Lien Debt	S +	5.50%	9.95%	8/5/2028	52,488	52,006	49,665	1.43
Sonny's Enterprises, LLC	(6) (10)	First Lien Debt	S +	5.50%	9.95%	8/5/2028	5,988	5,904	5,665	0.16
Sonny's Enterprises, LLC	(6) (10) (19)	First Lien Debt	S +	5.50%	9.95%	8/5/2027	2,821	2,756	2,522	0.07
Spectrum Automotive Holdings Corp.	(6) (7) (11)	First Lien Debt	S +	5.25%	9.58%	6/29/2028	9,878	9,812	9,878	0.28
Spectrum Automotive Holdings Corp.	(6) (11) (19)	First Lien Debt	S +	5.25%	9.58%	6/29/2028	3,208	3,162	3,188	0.09
Spectrum Automotive Holdings Corp.	(6) (11) (19)	First Lien Debt	S +	5.25%	9.58%	6/29/2027	—	(2)	—	—
								107,440	97,559	2.80
Automobiles
COP Collisionright Parent, LLC	(6) (7) (9) (10)	First Lien Debt	S +	4.75%	9.03%	1/29/2030	32,563	32,047	32,399	0.93

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2025
(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
COP Collisionright Parent, LLC	(6) (10) (19)	First Lien Debt	S +	4.75%	9.03%	1/29/2030	16,588	$16,262	$16,462	0.47%
COP Collisionright Parent, LLC	(6) (10) (19)	First Lien Debt	S +	4.75%	9.03%	1/29/2030	—	(79)	(26)	—
Drivecentric Holdings, LLC	(6) (7) (11)	First Lien Debt	S +	4.50%	8.82%	8/15/2031	30,441	30,165	30,441	0.87
Drivecentric Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	4.50%	8.82%	8/15/2031	—	(36)	—	—
LeadVenture, Inc.	(6) (7) (11)	First Lien Debt	S +	5.25%	9.57%	6/23/2032	9,407	9,266	9,266	0.27
LeadVenture, Inc.	(6) (11) (19)	First Lien Debt	S +	5.25%	9.57%	6/23/2032	591	573	573	0.02
LeadVenture, Inc.	(6) (11) (19)	First Lien Debt	S +	5.25%	9.57%	6/23/2032	—	(13)	(13)	—
MajorDrive Holdings IV, LLC	(12)	First Lien Debt	S +	4.00%	8.56%	6/1/2028	2,954	2,957	2,892	0.08
Turbo Buyer, Inc.	(6) (7) (10)	First Lien Debt	S +	6.00%	10.45%	6/2/2026	15,895	15,514	15,362	0.44
Turbo Buyer, Inc.	(6) (10)	First Lien Debt	S +	6.00%	10.45%	6/2/2026	2,432	2,393	2,351	0.07
Vehlo Purchaser, LLC	(6) (7) (11)	First Lien Debt	S +	5.00%	9.32%	5/24/2028	8,471	8,408	8,471	0.24
Vehlo Purchaser, LLC	(6) (11) (19)	First Lien Debt	S +	5.00%	9.32%	5/24/2028	41,625	41,169	41,605	1.20
Vehlo Purchaser, LLC	(6) (11) (19)	First Lien Debt	S +	5.00%	9.32%	5/24/2028	—	(3)	—	—
								158,623	159,783	4.59
Beverages
Vamos Bidco, Inc.	(6) (7) (12)	First Lien Debt	S +	4.75%	9.05%	1/30/2032	11,609	11,498	11,580	0.33
Vamos Bidco, Inc.	(6) (12) (19)	First Lien Debt	S +	4.75%	9.05%	1/30/2032	—	(23)	(12)	—
Vamos Bidco, Inc.	(6) (12) (19)	First Lien Debt	S +	4.75%	9.05%	1/30/2032	—	(13)	(4)	—
								11,462	11,564	0.33
Biotechnology
GraphPad Software, LLC	(6)	First Lien Debt	S +	4.75%	9.04%	6/30/2031	37,369	37,202	37,369	1.07
GraphPad Software, LLC	(6) (19)	First Lien Debt	S +	4.75%	9.04%	6/30/2031	1,109	1,061	1,109	0.03
GraphPad Software, LLC	(6) (19)	First Lien Debt	S +	4.75%	9.04%	6/30/2031	—	(18)	—	—
								38,245	38,478	1.11
Building Products
LHS Borrower, LLC		First Lien Debt	S +	4.75%	9.18%	2/16/2029	3,405	3,343	3,109	0.09
LSF12 Crown US Commercial Bidco, LLC		First Lien Debt	S +	4.25%	8.57%	12/2/2031	3,000	3,014	3,013	0.09
Project Potter Buyer, LLC	(6) (8) (10)	First Lien Debt	S +	5.50%	9.80%	4/23/2027	11,347	11,341	11,341	0.33
Project Potter Buyer, LLC	(6) (10) (19)	First Lien Debt	S +	5.50%	9.80%	4/23/2027	—	—	—	—
								17,698	17,463	0.50
Capital Markets
Orion Advisor Solutions, Inc.		First Lien Debt	S +	3.75%	8.03%	9/24/2030	3,980	4,009	3,999	0.11
Chemicals
Olympus Water US Holding Corporation	(12)	First Lien Debt	S +	3.00%	7.30%	6/20/2031	4,682	4,693	4,622	0.13
Tank Holding Corp.	(9) (11)	First Lien Debt	S +	6.00%	10.43%	3/31/2028	53,094	52,360	50,229	1.44
Tank Holding Corp.	(11)	First Lien Debt	S +	6.00%	10.43%	3/31/2028	5,981	5,845	5,648	0.16
Tank Holding Corp.	(11) (19)	First Lien Debt	S +	6.00%	10.43%	3/31/2028	—	(17)	(99)	—

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2025
(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)		Cost(5)	Fair Value	Percentage of Net Assets
V Global Holdings, LLC	(6) (7) (8) (11)	First Lien Debt	S +	5.75%	10.20%	12/22/2027	15,834		$15,617	$14,834	0.43%
V Global Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	5.75%	10.20%	12/22/2027	1,769		1,750	1,628	0.05
									80,248	76,862	2.21
Commercial Services & Supplies
365 Retail Markets, LLC	(6) (7) (10)	First Lien Debt	S +	4.50%	8.80%	12/26/2028	7,218		7,218	7,218	0.21
365 Retail Markets, LLC	(6) (7) (10)	First Lien Debt	S +	4.50%	8.80%	12/26/2028	2,316		2,316	2,316	0.07
Allied Universal Holdco, LLC	(12)	First Lien Debt	S +	3.75%	8.18%	5/12/2028	7,451		7,446	7,484	0.22
Atlas US Finco, Inc.	(6) (7) (8) (10) (15)	First Lien Debt	S +	5.00%	9.29%	12/10/2029	65,249		64,463	65,106	1.87
Atlas US Finco, Inc.	(6) (10) (15) (19)	First Lien Debt	S +	5.00%	9.29%	12/11/2028	—		(37)	(37)	—
Belfor Holdings, Inc.	(12)	First Lien Debt	S +	3.00%	7.33%	11/1/2030	1,903		1,918	1,903	0.05
BPG Holdings IV Corp.	(6) (7) (9) (11)	First Lien Debt	S +	6.00%	10.30%	7/29/2029	25,809		24,316	23,372	0.67
Consor Intermediate II, LLC	(6) (11)	First Lien Debt	S +	4.50%	8.80%	5/12/2031	6,822		6,767	6,814	0.20
Consor Intermediate II, LLC	(6) (11) (19)	First Lien Debt	S +	4.50%	8.80%	5/12/2031	—		(18)	(5)	—
Consor Intermediate II, LLC	(6) (11) (19)	First Lien Debt	S +	4.50%	8.80%	5/12/2031	1,130		1,118	1,129	0.03
CRCI Longhorn Holdings, Inc.	(6) (7) (11)	First Lien Debt	S +	5.00%	9.33%	8/27/2031	8,779		8,699	8,779	0.25
CRCI Longhorn Holdings, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.33%	8/27/2031	—		(10)	—	—
CRCI Longhorn Holdings, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.33%	8/27/2031	—		(13)	—	—
Energy Labs Holdings Corp.	(6) (7) (9) (10)	First Lien Debt	S +	5.00%	9.43%	4/7/2028	7,923		7,858	7,784	0.22
Energy Labs Holdings Corp.	(6) (10) (19)	First Lien Debt	S +	5.00%	9.43%	4/7/2028	1,374		1,350	1,316	0.04
Energy Labs Holdings Corp.	(6) (10) (19)	First Lien Debt	S +	5.00%	9.43%	4/7/2028	192		176	158	—
EnergySolutions, LLC		First Lien Debt	S +	3.25%	7.58%	9/20/2030	4,972		4,996	5,003	0.14
Firebird Acquisition Corp, Inc.	(6) (11)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	9.37%	2/2/2032	5,990		5,962	5,931	0.17
Firebird Acquisition Corp, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	9.37%	2/2/2032	206		197	171	—
Firebird Acquisition Corp, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	9.37%	2/2/2032	—		(5)	(11)	—
FLS Holding, Inc.	(6) (7) (8) (10) (15)	First Lien Debt	S +	5.25%	9.68%	12/15/2028	23,653		22,637	20,980	0.60
FLS Holding, Inc.	(6) (7) (10) (15)	First Lien Debt	S +	5.25%	9.68%	12/15/2028	5,546		5,308	4,919	0.14
FLS Holding, Inc.	(6) (10) (15) (19)	First Lien Debt	S +	5.25%	9.68%	12/17/2027	1,820		1,736	1,563	0.04
Foundever Worldwide Corporation	(12)	First Lien Debt	S +	3.75%	8.19%	8/28/2028	4,825		4,835	2,612	0.08
Helios Service Partners, LLC	(6) (10)	First Lien Debt	S +	5.00%	9.56%	3/19/2027	11,418		11,272	11,358	0.33
Helios Service Partners, LLC	(6) (10) (19)	First Lien Debt	S +	5.00%	9.56%	3/19/2027	23,800		23,421	23,631	0.68
Helios Service Partners, LLC	(6) (10) (19)	First Lien Debt	S +	5.00%	9.56%	3/19/2027	486		441	465	0.01
Hercules Borrower, LLC	(6) (11)	First Lien Debt	S +	5.25%	9.65%	12/15/2026	32,965		32,747	32,965	0.95
Hercules Borrower, LLC	(6) (11)	First Lien Debt	C+	5.25%	9.65%	12/15/2026	C$	3,000	2,086	2,199	0.06
HSI Halo Acquisition, Inc.	(6) (8) (11)	First Lien Debt	S +	5.00%	9.28%	6/30/2031	18,927		18,758	18,927	0.54

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2025
(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)		Cost(5)	Fair Value	Percentage of Net Assets
HSI Halo Acquisition, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.28%	6/30/2031	784		$765	$784	0.02%
HSI Halo Acquisition, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.28%	6/28/2030	—		(25)	—	—
Iris Buyer, LLC	(6) (7) (10)	First Lien Debt	S +	5.25%	9.53%	10/2/2030	19,876		19,492	19,826	0.57
Iris Buyer, LLC	(6) (10)	First Lien Debt	S +	5.25%	9.53%	10/2/2030	1,874		1,841	1,869	0.05
Iris Buyer, LLC	(6) (10) (19)	First Lien Debt	S +	5.25%	9.53%	10/2/2029	865		816	858	0.02
Procure Acquireco, Inc. (Procure Analytics)	(6) (7) (11)	First Lien Debt	S +	4.75%	9.05%	12/20/2028	15,317		15,317	15,317	0.44
Procure Acquireco, Inc. (Procure Analytics)	(6) (11) (19)	First Lien Debt	S +	4.75%	9.05%	12/20/2028	931		926	931	0.03
Procure Acquireco, Inc. (Procure Analytics)	(6) (11) (19)	First Lien Debt	S +	4.75%	9.05%	12/20/2028	—		—	—	—
Pye-Barker Fire & Safety, LLC	(6) (11)	First Lien Debt	S +	4.50%	8.80%	5/26/2031	18,135		18,135	18,135	0.52
Pye-Barker Fire & Safety, LLC	(6) (11) (19)	First Lien Debt	S +	4.50%	8.80%	5/26/2031	3,204		3,158	3,204	0.09
Pye-Barker Fire & Safety, LLC	(6) (11) (19)	First Lien Debt	S +	4.50%	8.80%	5/24/2030	314		293	314	0.01
Railpros Parent, LLC	(6) (7) (11)	First Lien Debt	S +	4.50%	8.83%	5/24/2032	24,632		24,388	24,388	0.70
Railpros Parent, LLC	(6) (11) (19)	First Lien Debt	S +	4.50%	8.83%	5/24/2032	—		(37)	(37)	—
Railpros Parent, LLC	(6) (11) (19)	First Lien Debt	S +	4.50%	8.83%	5/24/2032	—		(37)	(37)	—
Routeware, Inc.	(6) (7) (10)	First Lien Debt	S +	5.25%	9.56%	9/18/2031	4,773		4,729	4,750	0.14
Routeware, Inc.	(6) (10) (19)	First Lien Debt	S +	5.25%	9.56%	9/18/2031	136		126	126	—
Routeware, Inc.	(6) (10) (19)	First Lien Debt	S +	5.25%	9.56%	9/18/2031	102		98	100	—
Sherlock Buyer Corp.	(6) (7) (8) (10)	First Lien Debt	S +	5.75%	10.15%	12/8/2028	24,971		24,892	24,559	0.71
Sherlock Buyer Corp.	(6) (10) (19)	First Lien Debt	S +	5.75%	10.15%	12/8/2027	—		(7)	(49)	—
Surewerx Purchaser III, Inc.	(6) (7) (8) (11) (15)	First Lien Debt	S +	5.25%	9.55%	12/28/2029	4,243		4,198	4,223	0.12
Surewerx Purchaser III, Inc.	(6) (11) (15)	First Lien Debt	C +	5.25%	7.93%	12/28/2029	C$	2,604	1,880	1,899	0.05
Surewerx Purchaser III, Inc.	(6) (11) (15) (19)	First Lien Debt	S +	5.25%	9.55%	12/28/2029	169		162	166	—
Surewerx Purchaser III, Inc.	(6) (11) (15) (19)	First Lien Debt	S +	5.25%	9.55%	12/28/2028	383		369	378	0.01
Sweep Midco, LLC	(6) (7) (18)	Second Lien Debt				3/12/2034	1,086		542	674	0.02
Sweep Midco, LLC	(6) (7) (18)	Second Lien Debt				3/12/2036	3,156		—	—	—
Sweep Purchaser, LLC	(6) (7) (10)	First Lien Debt	S +	5.75% PIK	10.17%	6/30/2027	4,171		4,171	4,171	0.12
Sweep Purchaser, LLC	(6) (7) (10)	First Lien Debt	S +	5.75%	10.17%	6/30/2027	2,040		2,040	2,040	0.06
Sweep Purchaser, LLC	(6) (10) (19)	First Lien Debt	S +	5.75%	10.17%	6/30/2027	94		94	94	—
Tamarack Intermediate, LLC	(6) (7) (11)	First Lien Debt	S +	5.75%	10.22%	3/13/2028	22,625		22,367	22,625	0.65
Tamarack Intermediate, LLC	(6) (11)	First Lien Debt	S +	5.75%	10.22%	3/13/2028	2,219		2,183	2,219	0.06
Tamarack Intermediate, LLC	(6) (11) (19)	First Lien Debt	S +	5.75%	10.22%	3/13/2028	429		393	429	0.01
Tempo Acquisition, LLC		First Lien Debt	S +	1.75%	6.08%	8/31/2028	3,967		3,978	3,948	0.11
Transit Technologies, LLC	(6) (9) (11)	First Lien Debt	S +	4.75%	8.88%	8/20/2031	12,091		11,981	12,091	0.35
Transit Technologies, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	8.88%	8/20/2031	1,349		1,324	1,349	0.04
Transit Technologies, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	8.88%	8/20/2030	—		(22)	—	—
TruGreen Limited Partnership		First Lien Debt	S +	4.00%	8.43%	11/2/2027	4,823		4,801	4,567	0.13
Vensure Employer Services, Inc.	(6) (7) (12)	First Lien Debt	S +	4.75%	9.06%	9/29/2031	29,396		29,142	29,396	0.84

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2025
(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Vensure Employer Services, Inc.	(6) (12) (19)	First Lien Debt	S +	4.75%	9.06%	9/29/2031	—	$(30)	$—	—%
VRC Companies, LLC	(6) (7) (10)	First Lien Debt	S +	5.50%	9.60%	6/29/2027	50,102	49,914	50,102	1.44
VRC Companies, LLC	(6) (10)	First Lien Debt	S +	5.50%	9.60%	6/29/2027	47,355	46,939	47,355	1.36
VRC Companies, LLC	(6) (10) (19)	First Lien Debt	S +	5.50%	9.60%	6/29/2027	—	—	—	—
								569,254	566,814	16.29
Construction & Engineering
Arcoro Holdings Corp.	(6) (10)	First Lien Debt	S +	5.50%	9.80%	3/28/2030	56,817	55,866	54,895	1.58
Arcoro Holdings Corp.	(6) (10) (19)	First Lien Debt	S +	5.50%	9.80%	3/28/2030	—	(136)	(291)	(0.01)
Artera Services, LLC		First Lien Debt	S +	4.50%	8.80%	2/15/2031	1,985	1,969	1,655	0.05
Centuri Group, Inc.	(12)	First Lien Debt	S +	2.50%	6.94%	8/27/2028	1,897	1,896	1,896	0.05
Crown Subsea Communications Holding, Inc.		First Lien Debt	S +	4.00%	8.33%	1/30/2031	3,980	4,014	4,001	0.11
KPSKY Acquisition, Inc.	(6) (7) (8) (11)	First Lien Debt	S +	5.50%	9.81%	10/19/2028	20,642	19,874	18,863	0.54
KPSKY Acquisition, Inc.	(6) (7) (11)	First Lien Debt	S +	5.50%	9.81%	10/19/2028	16,451	16,123	15,033	0.43
LJ Avalon Holdings, LLC	(6) (10)	First Lien Debt	S +	4.75%	9.07%	2/1/2030	2,929	2,865	2,929	0.08
LJ Avalon Holdings, LLC	(6) (10) (19)	First Lien Debt	S +	4.75%	9.07%	2/1/2030	2,066	2,027	2,066	0.06
LJ Avalon Holdings, LLC	(6) (10) (19)	First Lien Debt	S +	4.75%	9.07%	2/1/2029	—	(9)	—	—
Superman Holdings, LLC	(6) (7) (11)	First Lien Debt	S +	4.50%	8.80%	8/29/2031	25,267	25,152	25,267	0.73
Superman Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	4.50%	8.80%	8/29/2031	5,285	5,243	5,285	0.15
Superman Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	4.50%	8.80%	8/29/2031	—	(16)	—	—
								134,868	131,599	3.78
Consumer Staples Distribution & Retail
PDI TA Holdings, Inc.	(6) (7) (11)	First Lien Debt	S +	5.50%	9.78%	2/3/2031	41,466	41,134	41,423	1.19
PDI TA Holdings, Inc.	(6) (11)	First Lien Debt	S +	5.50%	9.78%	2/3/2031	3,789	3,741	3,786	0.11
PDI TA Holdings, Inc.	(6) (11) (19)	First Lien Debt	S +	5.50%	9.78%	2/3/2031	1,502	1,472	1,498	0.04
								46,347	46,707	1.34
Containers & Packaging
Berlin Packaging, LLC		First Lien Debt	S +	3.50%	7.82%	6/7/2031	5,950	5,955	5,969	0.17
BP Purchaser, LLC	(6) (7) (8) (11)	First Lien Debt	S +	5.50%	10.08%	12/11/2028	34,201	32,911	30,069	0.86
Clydesdale Acquisition Holdings, Inc.		First Lien Debt	S +	3.18%	7.50%	4/13/2029	7,303	7,306	7,285	0.21
FORTIS Solutions Group, LLC	(6) (7) (11)	First Lien Debt	S +	5.50%	9.90%	10/13/2028	21,852	21,771	21,852	0.63
FORTIS Solutions Group, LLC	(6) (11)	First Lien Debt	S +	5.50%	9.90%	10/13/2028	2,849	2,832	2,849	0.08
FORTIS Solutions Group, LLC	(6) (11) (19)	First Lien Debt	S +	5.50%	9.90%	10/15/2027	450	445	450	0.01
Proampac PG Borrower, LLC		First Lien Debt	S +	4.00%	8.29%	9/15/2028	2,950	2,962	2,957	0.08
								74,182	71,431	2.05
Distributors
48Forty Solutions, LLC	(6) (7) (9) (14)	First Lien Debt	S +	6.00%	10.48%	11/30/2029	47,478	46,129	26,113	0.75
48Forty Solutions, LLC	(6) (14) (19)	First Lien Debt	S +	6.00%	10.48%	11/30/2029	5,684	5,482	2,481	0.07

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2025
(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
ABB Concise Optical Group, LLC	(6) (8) (11)	First Lien Debt	S +	7.50%	11.95%	2/23/2028	17,008	$16,785	$15,860	0.46%
Bradyplus Holdings, LLC	(6) (7) (8) (9) (10)	First Lien Debt	S +	5.00%	9.28%	10/31/2029	44,185	43,516	44,185	1.27
Bradyplus Holdings, LLC	(6) (10) (19)	First Lien Debt	S +	5.00%	9.28%	10/31/2029	429	408	429	0.01
PT Intermediate Holdings III, LLC	(6) (7) (8) (11)	First Lien Debt	S +	5.00% (incl. 1.75% PIK)	9.30%	4/9/2030	60,586	60,011	60,586	1.74
PT Intermediate Holdings III, LLC	(6) (11) (19)	First Lien Debt	S +	5.00% (incl. 1.75%PIK)	9.30%	4/9/2030	—	(5)	—	—
								172,326	149,654	4.30
Diversified Consumer Services
Any Hour, LLC	(6) (12)	First Lien Debt	S +	5.25%	9.55%	5/23/2030	11,743	11,592	11,528	0.33
Any Hour, LLC	(6) (12) (19)	First Lien Debt	S +	5.25%	9.55%	5/23/2030	333	309	269	0.01
Any Hour, LLC	(6) (12) (19)	First Lien Debt	S +	5.25%	9.55%	5/23/2030	935	914	903	0.03
Any Hour, LLC	(6)	Other Debt		13.00% PIK	13.00%	5/23/2031	3,397	3,345	3,295	0.09
Apex Service Partners, LLC	(6) (7) (8) (9) (10)	First Lien Debt	S +	5.00%	9.33%	10/24/2030	71,742	70,818	71,742	2.06
Apex Service Partners, LLC	(6) (10)	First Lien Debt	S +	5.00%	9.33%	10/24/2030	17,080	16,820	17,080	0.49
Apex Service Partners, LLC	(6) (10) (19)	First Lien Debt	S +	5.00%	9.33%	10/24/2029	—	(66)	—	—
Ascend Learning, LLC	(12)	First Lien Debt	S +	3.00%	7.33%	12/11/2028	7,338	7,308	7,333	0.21
Assembly Intermediate, LLC	(6) (7) (10)	First Lien Debt	S +	5.25%	9.55%	10/19/2027	8,056	7,773	8,056	0.23
Assembly Intermediate, LLC	(6) (10)	First Lien Debt	S +	5.25%	9.55%	10/19/2027	1,778	1,714	1,778	0.05
Assembly Intermediate, LLC	(6) (10) (19)	First Lien Debt	S +	5.25%	9.55%	10/19/2027	—	(30)	—	—
DA Blocker Corp.	(6) (9) (11) (15)	First Lien Debt	S +	4.75%	9.05%	2/10/2032	7,759	7,685	7,740	0.22
DA Blocker Corp.	(6) (11) (15) (19)	First Lien Debt	S +	4.75%	9.05%	2/10/2032	—	(11)	(6)	—
DA Blocker Corp.	(6) (11) (15) (19)	First Lien Debt	S +	4.75%	9.05%	2/10/2032	242	235	240	0.01
Eclipse Buyer, Inc.	(6) (7) (12)	First Lien Debt	S +	4.75%	9.06%	9/8/2031	8,362	8,286	8,362	0.24
Eclipse Buyer, Inc.	(6) (12) (19)	First Lien Debt	S +	4.75%	9.06%	9/8/2031	—	(6)	—	—
Eclipse Buyer, Inc.	(6) (12) (19)	First Lien Debt	S +	4.75%	9.06%	9/8/2031	—	(6)	—	—
Essential Services Holding Corporation	(6) (8) (11)	First Lien Debt	S +	5.00%	9.28%	6/17/2031	18,624	18,458	18,624	0.54
Essential Services Holding Corporation	(6) (11) (19)	First Lien Debt	S +	5.00%	9.28%	6/17/2031	—	(22)	—	—
Essential Services Holding Corporation	(6) (11) (19)	First Lien Debt	S +	5.00%	9.28%	6/17/2030	387	360	387	0.01
EVDR Purchaser, Inc.	(6) (11)	First Lien Debt	S +	5.50%	9.83%	2/14/2031	41,289	40,590	41,289	1.19
EVDR Purchaser, Inc.	(6) (11) (19)	First Lien Debt	S +	5.50%	9.83%	2/14/2031	—	(95)	—	—
EVDR Purchaser, Inc.	(6) (11) (19)	First Lien Debt	S +	5.50%	9.83%	2/14/2031	—	(114)	—	—
Express Wash Acquisition Company, LLC	(6) (7) (10)	First Lien Debt	S +	6.25%	10.46%	4/10/2031	5,695	5,527	5,638	0.16
Express Wash Acquisition Company, LLC	(6) (10) (19)	First Lien Debt	S +	6.25%	10.46%	4/10/2031	—	(11)	(3)	—
FPG Intermediate Holdco, LLC	(6) (13) (14)	First Lien Debt	S +	6.75% (incl. 5.75% PIK)	11.04%	3/5/2027	7,740	7,641	2,506	0.07

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2025
(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
FPG Intermediate Holdco, LLC	(6) (13) (14)	First Lien Debt	S +	6.75% (incl. 5.75% PIK)	11.04%	3/5/2027	304	$304	$304	0.01%
Heartland Home Services	(6) (11)	First Lien Debt	S +	5.75%	10.15%	12/15/2026	22,991	22,839	22,150	0.64
KUEHG Corp.	(12)	First Lien Debt	S +	3.25%	7.55%	6/12/2030	7,324	7,352	7,324	0.21
Lightspeed Solution, LLC	(6) (7) (11)	First Lien Debt	S +	6.50% (incl. 2.17% PIK)	10.83%	3/1/2028	23,202	23,014	23,202	0.67
Lightspeed Solution, LLC	(6) (11)	First Lien Debt	S +	6.50% (incl. 2.17% PIK)	10.83%	3/1/2028	1,377	1,365	1,377	0.04
Project Accelerate Parent, LLC	(6) (11)	First Lien Debt	S +	5.25%	9.57%	2/24/2031	33,351	33,065	33,351	0.96
Project Accelerate Parent, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.57%	2/24/2031	—	(39)	—	—
Spring Education Group, Inc.		First Lien Debt	S +	4.00%	8.30%	10/4/2030	3,940	3,952	3,952	0.11
Vertex Service Partners, LLC	(6) (7) (9) (11)	First Lien Debt	S +	6.00%	10.30%	11/8/2030	9,777	9,577	9,777	0.28
Vertex Service Partners, LLC	(6) (11) (19)	First Lien Debt	S +	6.00%	10.30%	11/8/2030	19,089	18,694	19,089	0.55
Vertex Service Partners, LLC	(6) (11) (19)	First Lien Debt	S +	6.00%	10.30%	11/8/2030	2,059	2,010	2,059	0.06
Wand NewCo 3, Inc.		First Lien Debt	S +	2.50%	6.83%	1/30/2031	7,260	7,265	7,223	0.21
								338,412	336,569	9.67
Electric Utilities
Kohler Energy Co, LLC		First Lien Debt	S +	3.75%	8.05%	5/1/2031	4,591	4,629	4,590	0.13
Electrical Equipment
Accel International Holdings, Inc.	(6) (7) (12)	First Lien Debt	S +	4.50%	8.78%	4/26/2032	24,507	24,387	24,386	0.70
Accel International Holdings, Inc.	(6) (12) (19)	First Lien Debt	S +	4.50%	8.78%	4/26/2032	—	(21)	(21)	—
Spark Buyer, LLC	(6) (7) (11)	First Lien Debt	S +	5.25%	9.57%	10/15/2031	5,286	5,212	5,154	0.15
Spark Buyer, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.57%	10/15/2031	—	(14)	(53)	—
Spark Buyer, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.57%	10/15/2031	106	92	80	—
								29,656	29,546	0.85
Electronic Equipment, Instruments & Components
Abracon Group Holdings, LLC	(6) (7) (8) (11)	First Lien Debt	S +	6.60% (incl. 4.60% PIK)	10.91%	7/6/2028	28,734	28,077	21,838	0.63
Abracon Group Holdings, LLC	(6) (11)	First Lien Debt	S +	6.60% (incl. 4.60% PIK)	10.91%	7/6/2028	1,922	1,881	1,461	0.04
Chamberlain Group, Inc.		First Lien Debt	S +	3.25%	7.68%	11/3/2028	6,824	6,818	6,831	0.20
DG Investment Intermediate Holdings 2, Inc.		First Lien Debt	S +	3.50%	7.94%	3/31/2028	4,347	4,349	4,342	0.12
Dwyer Instruments, Inc.	(6) (7) (9) (11)	First Lien Debt	S +	4.75%	9.05%	7/20/2029	54,195	53,550	53,923	1.55
Dwyer Instruments, Inc.	(6) (11) (19)	First Lien Debt	S +	4.75%	9.05%	7/20/2029	23,637	23,284	23,509	0.68
Dwyer Instruments, Inc.	(6) (11) (19)	First Lien Debt	S +	4.75%	9.05%	7/20/2029	757	704	730	0.02
Infinite Bidco, LLC	(6) (9) (12)	First Lien Debt	S +	6.25%	10.57%	3/2/2028	9,115	9,036	9,115	0.26
Infinite Bidco, LLC	(7) (12)	Second Lien Debt	S +	7.00%	11.54%	3/2/2029	16,800	14,866	14,480	0.42

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2025
(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Magneto Components Buyco, LLC	(6) (7) (8) (9) (11)	First Lien Debt	S +	6.00% (incl. 2.58% PIK)	10.30%	12/5/2030	48,598	$47,881	$48,297	1.39%
Magneto Components Buyco, LLC	(6) (11) (19)	First Lien Debt	S +	6.00% (incl. 2.58% PIK)	10.30%	12/5/2029	—	(107)	(49)	—
NDT Global Holding, Inc.	(6) (7) (12) (15)	First Lien Debt	S +	4.50%	8.83%	6/4/2032	32,400	32,079	32,078	0.92
NDT Global Holding, Inc.	(6) (12) (15) (19)	First Lien Debt	S +	4.50%	8.83%	6/4/2032	—	(71)	(71)	—
NDT Global Holding, Inc.	(6) (12) (15) (19)	First Lien Debt	S +	4.50%	8.83%	6/4/2032	—	(71)	(71)	—
NSI Holdings, Inc.	(6) (8) (11)	First Lien Debt	S +	4.75%	9.05%	11/17/2031	22,728	22,516	22,555	0.65
NSI Holdings, Inc.	(6) (11) (19)	First Lien Debt	S +	4.75%	9.05%	11/17/2031	—	(15)	(31)	—
NSI Holdings, Inc.	(6) (19)	First Lien Debt	P +	3.75%	11.25%	11/17/2031	326	289	295	0.01
								245,066	239,232	6.87
Entertainment
Renaissance Holding Corp.	(12)	First Lien Debt	S +	4.00%	8.28%	4/5/2030	2,948	2,945	2,670	0.08

Financial Services
Applitools, Inc.	(6) (7) (11) (15)	First Lien Debt	S +	6.25% PIK	10.55%	5/25/2029	15,654	15,510	15,497	0.45
Applitools, Inc.	(6) (11) (15) (19)	First Lien Debt	S +	6.25%	10.55%	5/25/2028	—	(15)	(16)	—
Boost Newco Borrower, LLC		First Lien Debt	S +	2.00%	6.30%	1/31/2031	7,463	7,486	7,478	0.21
Cerity Partners, LLC	(6) (7) (8) (11)	First Lien Debt	S +	5.25%	9.58%	7/30/2029	3,507	3,471	3,507	0.10
Cerity Partners, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.58%	7/30/2029	9,348	9,220	9,348	0.27
Cerity Partners, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.58%	7/28/2028	353	348	353	0.01
Cliffwater, LLC	(6) (9) (11)	First Lien Debt	S +	5.00%	9.28%	4/22/2032	21,411	21,201	21,201	0.61
Cliffwater, LLC	(6) (11) (19)	First Lien Debt	S +	5.00%	9.28%	4/22/2032	—	(20)	(20)	—
GC Waves Holdings, Inc.	(6) (7) (11)	First Lien Debt	S +	4.75%	9.18%	10/4/2030	27,429	26,925	27,429	0.79
GC Waves Holdings, Inc.	(6) (11) (19)	First Lien Debt	S +	4.75%	9.18%	10/4/2030	11,206	10,717	11,206	0.32
GC Waves Holdings, Inc.	(6) (11) (19)	First Lien Debt	S +	4.75%	9.18%	10/4/2030	—	(26)	—	—
MAI Capital Management Intermediate, LLC	(6) (7) (11)	First Lien Debt	S +	4.75%	9.05%	8/29/2031	4,632	4,590	4,632	0.13
MAI Capital Management Intermediate, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.05%	8/29/2031	1,083	1,054	1,072	0.03
MAI Capital Management Intermediate, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.05%	8/29/2031	262	251	262	0.01
PMA Parent Holdings, LLC	(6) (7) (11)	First Lien Debt	S +	5.50%	9.80%	1/31/2031	3,401	3,355	3,376	0.10
PMA Parent Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	5.50%	9.80%	1/31/2031	—	(3)	(2)	—
RFS Opco, LLC	(6) (12)	First Lien Debt	S +	4.75%	9.05%	4/4/2031	16,873	16,929	16,873	0.48
RFS Opco, LLC	(6) (12) (19)	First Lien Debt	S +	3.50%	7.81%	4/4/2029	9,187	8,991	9,187	0.26
SitusAMC Holdings Corporation	(6) (7) (8) (11)	First Lien Debt	S +	5.50%	9.80%	5/14/2031	19,209	19,150	19,209	0.55
Smarsh, Inc.	(6) (7) (11)	First Lien Debt	S +	4.75%	9.05%	2/16/2029	11,250	11,178	11,250	0.32
Smarsh, Inc.	(6) (11) (19)	First Lien Debt	S +	4.75%	9.05%	2/16/2029	—	(4)	—	—
Smarsh, Inc.	(6) (11) (19)	First Lien Debt	S +	4.75%	9.05%	2/16/2029	686	675	686	0.02
Trintech, Inc.	(6) (7) (8) (10)	First Lien Debt	S +	5.50%	9.83%	7/25/2029	69,582	68,505	69,234	1.99

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2025
(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Trintech, Inc.	(6) (10) (19)	First Lien Debt	S +	5.50%	9.83%	7/25/2029	1,735	$1,648	$1,704	0.05%
								231,136	233,466	6.71

Food Products
Familia Intermediate Holdings I Corp. (Teasdale Latin Foods)	(6) (14)	Other Debt		16.25% PIK		6/18/2028	500	328	28	—
Teasdale Foods, Inc. (Teasdale Latin Foods)	(6) (7) (10)	First Lien Debt	S +	7.25% (incl. 3.40% PIK)	12.08%	12/20/2027	3,621	3,548	3,211	0.09
								3,876	3,239	0.09
Ground Transportation
PODS, LLC	(11)	First Lien Debt	S +	3.00%	7.54%	3/31/2028	4,825	4,828	4,627	0.13
SV Newco 2, Inc.	(6) (11) (15)	First Lien Debt	S +	4.75%	9.05%	6/2/2031	35,017	34,553	35,017	1.01
SV Newco 2, Inc.	(6) (11) (15) (19)	First Lien Debt	S +	4.75%	9.05%	6/2/2031	8,645	8,443	8,645	0.25
SV Newco 2, Inc.	(6) (11) (15) (19)	First Lien Debt	S +	4.75%	9.05%	6/2/2031	—	(168)	—	—
								47,656	48,289	1.39
Health Care Equipment & Supplies
Journey Personal Care Corp.	(11)	First Lien Debt	S +	3.75%	8.05%	3/1/2028	4,939	4,892	4,933	0.14
Medline Borrower, LP	(12)	First Lien Debt	S +	2.25%	6.58%	10/23/2028	6,651	6,653	6,654	0.19
PerkinElmer U.S., LLC	(6) (7) (9) (10)	First Lien Debt	S +	4.75%	9.08%	3/13/2029	27,241	26,701	27,241	0.78
Tidi Legacy Products, Inc.	(6) (7) (9) (10)	First Lien Debt	S +	4.50%	8.83%	12/19/2029	11,084	10,912	11,084	0.32
Tidi Legacy Products, Inc.	(6) (10) (19)	First Lien Debt	S +	4.50%	8.83%	12/19/2029	—	(22)	—	—
Tidi Legacy Products, Inc.	(6) (10) (19)	First Lien Debt	S +	4.50%	8.83%	12/19/2029	—	(31)	—	—
YI, LLC	(6) (7) (9) (10)	First Lien Debt	S +	5.75%	10.06%	12/3/2029	17,620	17,344	17,549	0.50
YI, LLC	(6) (10) (19)	First Lien Debt	S +	5.75%	10.06%	12/3/2029	—	(41)	(11)	—
								66,408	67,450	1.94

Health Care Providers & Services
Advarra Holdings, Inc.	(6) (9) (11)	First Lien Debt	S +	4.50%	8.83%	9/15/2031	12,850	12,632	12,850	0.37
Advarra Holdings, Inc.	(6) (11) (19)	First Lien Debt	S +	4.50%	8.83%	9/15/2031	—	(3)	—	—
CHG Healthcare Services, Inc.	(12)	First Lien Debt	S +	3.00%	7.33%	9/29/2028	4,826	4,836	4,840	0.14
CNT Holdings I Corp.	(11)	First Lien Debt	S +	2.50%	6.78%	11/8/2032	6,833	6,842	6,847	0.20
DCA Investment Holdings, LLC	(6) (7) (8) (11)	First Lien Debt	S +	6.50%	10.73%	4/3/2028	49,570	49,104	46,702	1.34
DCA Investment Holdings, LLC	(6) (7) (11)	First Lien Debt	S +	6.50%	10.73%	4/3/2028	3,808	3,766	3,587	0.10
Electron BidCo, Inc.	(12)	First Lien Debt	S +	2.75%	7.08%	11/1/2028	6,843	6,848	6,858	0.20
Ensemble RCM, LLC		First Lien Debt	S +	3.00%	7.28%	8/1/2029	4,595	4,603	4,611	0.13
Gateway US Holdings, Inc.	(6) (7) (8) (11) (15)	First Lien Debt	S +	4.75%	9.05%	9/22/2028	11,899	11,847	11,899	0.34
Gateway US Holdings, Inc.	(6) (11) (15) (19)	First Lien Debt	S +	4.75%	9.05%	9/22/2028	3,430	3,404	3,430	0.10
Gateway US Holdings, Inc.	(6) (11) (15) (19)	First Lien Debt	S +	4.75%	9.05%	9/22/2028	—	(2)	—	—

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2025
(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Heartland Veterinary Partners, LLC	(6) (7) (8) (10)	First Lien Debt	S +	4.75%	9.11%	6/10/2028	6,296	$6,287	$6,296	0.18%
Heartland Veterinary Partners, LLC	(6) (7)	Second Lien Debt		14.50% (incl. 7.00% PIK)	14.50%	9/10/2028	786	781	786	0.02
Heartland Veterinary Partners, LLC	(6) (7) (10)	First Lien Debt	S +	4.75%	9.11%	6/10/2028	14,255	14,238	14,255	0.41
Heartland Veterinary Partners, LLC	(6)	Second Lien Debt		14.50% (incl. 7.00% PIK)	14.50%	9/10/2028	306	304	306	0.01
Heartland Veterinary Partners, LLC	(6) (10) (19)	First Lien Debt	S +	4.75%	9.11%	12/10/2026	—	(2)	—	—
iCIMS, Inc.	(6) (11)	First Lien Debt	S +	5.75%	10.03%	8/18/2028	16,989	16,864	16,989	0.49
iCIMS, Inc.	(6) (11) (19)	First Lien Debt	S +	5.75%	10.03%	8/18/2028	92	89	92	—
Imagine 360, LLC	(6) (8) (11)	First Lien Debt	S +	5.00%	9.30%	10/2/2028	13,265	13,155	13,233	0.38
Imagine 360, LLC	(6) (11) (19)	First Lien Debt	S +	5.00%	9.30%	10/2/2028	—	(8)	(5)	—
Imagine 360, LLC	(6) (11) (19)	First Lien Debt	S +	5.00%	9.30%	10/2/2028	—	(9)	(3)	—
Intelerad Medical Systems Incorporated	(6) (10) (15)	First Lien Debt	S +	6.50%	10.93%	8/21/2026	9,372	9,262	9,185	0.26
Intelerad Medical Systems Incorporated	(6) (10) (15)	First Lien Debt	S +	6.50%	10.93%	8/21/2026	650	645	637	0.02
Invictus Buyer, LLC	(6) (11)	First Lien Debt	S +	4.50%	8.80%	6/3/2031	6,029	5,976	6,029	0.17
Invictus Buyer, LLC	(6) (11) (19)	First Lien Debt	S +	4.50%	8.80%	6/3/2031	—	(11)	—	—
Invictus Buyer, LLC	(6) (11) (19)	First Lien Debt	S +	4.50%	8.80%	6/3/2031	—	(8)	—	—
LSCS Holdings, Inc.		First Lien Debt	S +	4.50%	8.80%	3/4/2032	3,491	3,496	3,417	0.10
MED ParentCo, LP		First Lien Debt	S +	3.25%	7.58%	4/15/2031	2,985	2,999	2,994	0.09
Medical Solutions Holdings, Inc.	(12)	First Lien Debt	S +	3.50%	7.88%	11/1/2028	5,326	5,323	2,761	0.08
Midwest Physician Administrative Services, LLC	(11)	First Lien Debt	S +	3.25%	7.81%	3/12/2028	3,859	3,855	3,582	0.10
National Mentor Holdings, Inc.	(11)	First Lien Debt	S +	3.75%	8.17%	3/2/2028	2,706	2,694	2,610	0.07
Pacific Dental Services, LLC		First Lien Debt	S +	2.75%	7.07%	3/15/2031	2,963	2,972	2,963	0.09
Pareto Health Intermediate Holdings, Inc.	(6) (9) (10)	First Lien Debt	S +	4.75%	9.05%	6/3/2030	76,310	75,142	76,310	2.19
Pareto Health Intermediate Holdings, Inc.	(6) (10) (19)	First Lien Debt	S +	4.75%	9.05%	6/1/2029	—	(139)	—	—
PPV Intermediate Holdings, LLC	(6) (9) (11)	First Lien Debt	S +	5.75%	10.08%	8/31/2029	27,569	26,800	27,569	0.79
PPV Intermediate Holdings, LLC	(6) (11)	First Lien Debt	S +	6.00%	10.33%	8/31/2029	26,357	26,185	26,357	0.76
Promptcare Infusion Buyer, Inc.	(6) (7) (10)	First Lien Debt	S +	6.00%	10.39%	9/1/2027	3,790	3,776	3,674	0.11
Promptcare Infusion Buyer, Inc.	(6) (10)	First Lien Debt	S +	6.00%	10.39%	9/1/2027	590	588	572	0.02
Raven Acquisition Holdings, LLC	(15)	First Lien Debt	S +	3.25%	7.58%	11/19/2031	4,655	4,633	4,649	0.13
Raven Acquisition Holdings, LLC	(6) (15) (19)	First Lien Debt	S +	3.25%	7.58%	11/19/2031	—	(2)	—	—
Stepping Stones Healthcare Services, LLC	(6) (7) (11)	First Lien Debt	S +	5.00%	9.30%	1/2/2029	8,466	8,429	8,453	0.24
Stepping Stones Healthcare Services, LLC	(6) (11) (19)	First Lien Debt	S +	5.00%	9.30%	1/2/2029	2,583	2,557	2,576	0.07
Stepping Stones Healthcare Services, LLC	(6) (11) (19)	First Lien Debt	S +	5.00%	9.30%	12/30/2026	—	(3)	(2)	—
Suveto Buyer, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.08%	9/9/2027	5,220	5,111	5,202	0.15
Suveto Buyer, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.08%	9/9/2027	—	(11)	(2)	—
Tivity Health, Inc.	(6) (8) (11)	First Lien Debt	S +	5.00%	9.33%	6/28/2029	17,906	17,778	17,906	0.51
TTF Holdings, LLC		First Lien Debt	S +	3.75%	8.00%	7/18/2031	1,964	1,980	1,944	0.06

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2025
(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Vardiman Black Holdings, LLC	(6) (7) (8) (12)	First Lien Debt	S +	7.00% (incl. 2.00% PIK)	11.42%	3/18/2027	15,887	$15,887	$14,655	0.42%
Vardiman Black Holdings, LLC	(6) (12) (13) (19)	First Lien Debt	S +	7.00% (incl. 2.00% PIK)	11.42%	3/18/2027	1,804	1,773	1,659	0.05
								383,263	379,273	10.90
Health Care Technology
Athenahealth, Inc.	(12)	First Lien Debt	S +	2.75%	7.08%	2/15/2029	7,323	7,304	7,311	0.21
Hyland Software, Inc.	(6) (7) (8) (11)	First Lien Debt	S +	5.00%	9.33%	9/19/2030	76,872	76,030	76,872	2.21
Hyland Software, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.33%	9/19/2029	—	(35)	—	—
Imprivata, Inc.		First Lien Debt	S +	3.00%	7.32%	12/1/2027	6,404	6,403	6,423	0.18
Lightspeed Buyer, Inc.	(6) (7) (10)	First Lien Debt	S +	4.75%	9.05%	2/3/2027	10,047	10,026	10,047	0.29
Lightspeed Buyer, Inc.	(6) (10)	First Lien Debt	S +	4.75%	9.05%	2/3/2027	653	648	653	0.02
Lightspeed Buyer, Inc.	(6) (10) (19)	First Lien Debt	S +	4.75%	9.05%	2/3/2027	—	(2)	—	—
MedAssets Software Intermediate Holdings, Inc.	(12)	First Lien Debt	S +	4.00%	8.38%	12/15/2028	6,128	6,128	5,715	0.16
Press Ganey Holdings, Inc.		First Lien Debt	S +	3.25%	7.58%	4/30/2031	2,985	2,981	2,989	0.09
Project Ruby Ultimate Parent Corp.		First Lien Debt	S +	3.00%	7.44%	3/10/2028	5,321	5,320	5,325	0.15
Symplr Software, Inc.	(11)	First Lien Debt	S +	4.50%	8.88%	12/22/2027	4,824	4,830	4,388	0.13
								119,633	119,723	3.44

Household Durables
ACProducts, Inc.	(12)	First Lien Debt	S +	4.25%	8.81%	5/17/2028	4,824	4,815	3,630	0.10
Madison Safety & Flow, LLC		First Lien Debt	S +	2.75%	7.08%	9/26/2031	4,975	4,987	4,981	0.14
								9,802	8,611	0.25
Independent Power and Renewable Electricity Producers
Lightning Power, LLC		First Lien Debt	S +	2.25%	6.55%	8/18/2031	6,965	6,973	6,973	0.20

Industrial Conglomerates
Aptean, Inc.	(6) (7) (9) (11)	First Lien Debt	S +	4.75%	9.07%	1/30/2031	77,069	76,449	77,067	2.21
Aptean, Inc.	(6) (11) (19)	First Lien Debt	S +	4.75%	9.07%	1/30/2031	8	5	8	—
Aptean, Inc.	(6) (11) (19)	First Lien Debt	S +	4.75%	9.07%	1/30/2031	—	(47)	—	—
Excelitas Technologies Corp.	(6) (7) (9) (11)	First Lien Debt	S +	5.25%	9.58%	8/13/2029	30,707	30,300	30,553	0.88
Excelitas Technologies Corp.	(6) (11)	First Lien Debt	E +	5.25%	7.18%	8/13/2029	€5,589	5,708	6,527	0.19
Excelitas Technologies Corp.	(6) (11) (19)	First Lien Debt	S +	5.25%	9.58%	8/13/2029	—	(70)	(120)	—
Excelitas Technologies Corp.	(6) (11) (19)	First Lien Debt	S +	5.25%	9.58%	8/14/2028	—	(32)	(15)	—
Raptor Merger Sub Debt, LLC	(6) (7) (8) (11)	First Lien Debt	S +	5.50%	9.80%	4/1/2029	45,349	44,719	45,091	1.30
Raptor Merger Sub Debt, LLC	(6) (11) (19)	First Lien Debt	S +	5.50%	9.80%	4/1/2029	1,047	999	1,027	0.03
								158,031	160,138	4.60

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2025
(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Insurance Services
Acrisure, LLC		First Lien Debt	S +	3.00%	7.33%	11/6/2030	4,975	$4,963	$4,957	0.14%
Alliant Holdings Intermediate, LLC		First Lien Debt	S +	2.75%	7.07%	9/19/2031	7,121	7,130	7,122	0.20
Amerilife Holdings, LLC	(6) (7) (8) (11)	First Lien Debt	S +	4.75%	9.01%	8/31/2029	30,843	30,568	30,843	0.89
Amerilife Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.01%	8/31/2029	3,060	3,034	3,060	0.09
Amerilife Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.01%	8/31/2028	225	213	225	0.01
AssuredPartners, Inc.	(12)	First Lien Debt	S +	3.50%	7.83%	2/14/2031	7,432	7,449	7,450	0.21
Broadstreet Partners, Inc.		First Lien Debt	S +	3.00%	7.33%	6/13/2031	7,462	7,446	7,470	0.21
Fetch Insurance Services, LLC	(6)	Other Debt		12.75% (incl. 3.75% PIK)	12.75%	10/31/2027	3,162	3,114	3,131	0.09
Foundation Risk Partners Corp.	(6) (8) (11)	First Lien Debt	S +	4.75%	9.05%	10/29/2030	34,797	34,510	34,797	1.00
Foundation Risk Partners Corp.	(6) (11) (19)	First Lien Debt	S +	4.75%	9.05%	10/29/2030	18,464	18,258	18,464	0.53
Foundation Risk Partners Corp.	(6) (11) (19)	First Lien Debt	S +	4.75%	9.05%	10/29/2029	—	(18)	—	—
Galway Borrower, LLC	(6) (7) (8) (9) (11)	First Lien Debt	S +	4.50%	8.80%	9/29/2028	51,255	50,614	51,255	1.47
Galway Borrower, LLC	(6) (11) (19)	First Lien Debt	S +	4.50%	8.80%	9/29/2028	21,451	21,173	21,451	0.62
Galway Borrower, LLC	(6) (11) (19)	First Lien Debt	S +	4.50%	8.80%	9/29/2028	1,118	1,081	1,118	0.03
Higginbotham Insurance Agency, Inc.	(6) (7) (8) (10)	First Lien Debt	S +	4.50%	8.83%	11/24/2028	20,014	19,942	20,014	0.58
Higginbotham Insurance Agency, Inc.	(6) (10) (19)	First Lien Debt	S +	4.50%	8.83%	11/24/2028	11,682	11,547	11,682	0.34
High Street Buyer, Inc.	(6) (7) (11)	First Lien Debt	S +	5.25%	9.55%	4/14/2028	4,174	4,171	4,174	0.12
High Street Buyer, Inc.	(6) (7) (11)	First Lien Debt	S +	5.25%	9.55%	4/14/2028	57,654	57,025	57,654	1.66
High Street Buyer, Inc.	(6) (11) (19)	First Lien Debt	S +	5.25%	9.55%	4/16/2027	—	—	—	—
HUB International Limited	(11)	First Lien Debt	S +	2.50%	6.77%	6/20/2030	4,225	4,230	4,237	0.12
Inszone Mid, LLC	(6) (7) (9) (10)	First Lien Debt	S +	5.25%	9.55%	11/30/2029	13,768	13,551	13,768	0.40
Inszone Mid, LLC	(6) (10) (19)	First Lien Debt	S +	5.25%	9.55%	11/30/2029	21,186	20,811	21,186	0.61
Inszone Mid, LLC	(6) (10) (19)	First Lien Debt	S +	5.25%	9.55%	11/30/2029	—	(47)	—	—
Integrity Marketing Acquisition, LLC	(6) (7) (8) (9) (11)	First Lien Debt	S +	5.00%	9.33%	8/25/2028	111,747	111,747	111,747	3.21
Integrity Marketing Acquisition, LLC	(6) (11) (19)	First Lien Debt	S +	5.00%	9.33%	8/25/2028	—	—	—	—
Long Term Care Group, Inc.	(6) (7) (8) (11) (13)	First Lien Debt	S +	6.00%	10.53%	9/8/2027	14,719	14,378	13,100	0.38
Patriot Growth Insurance Services, LLC	(6) (7) (8) (11)	First Lien Debt	S +	5.00%	9.45%	10/16/2028	19,421	19,291	19,421	0.56
Patriot Growth Insurance Services, LLC	(6) (11)	First Lien Debt	S +	5.00%	9.45%	10/14/2028	24,634	24,362	24,634	0.71
Patriot Growth Insurance Services, LLC	(6) (11) (19)	First Lien Debt	S +	5.00%	9.45%	10/16/2028	—	(4)	—	—
RSC Acquisition, Inc.	(6) (7) (11)	First Lien Debt	S +	4.75%	9.04%	11/1/2029	18,412	18,371	18,412	0.53
RSC Acquisition, Inc.	(6) (11)	First Lien Debt	S +	4.75%	9.04%	11/1/2029	54,019	53,715	54,019	1.55
Truist Insurance Holdings, LLC		First Lien Debt	S +	2.75%	7.05%	5/6/2031	5,000	4,985	4,999	0.14
USI, Inc.		First Lien Debt	S +	2.25%	6.55%	9/29/2030	2,955	2,963	2,945	0.08
USI, Inc.		First Lien Debt	S +	2.25%	6.55%	11/21/2029	1,970	1,974	1,966	0.06

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2025
(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
World Insurance Associates, LLC	(6) (7) (8) (9) (10)	First Lien Debt	S +	5.00%	9.30%	4/3/2030	100,547	$99,284	$100,547	2.89%
World Insurance Associates, LLC	(6) (10) (19)	First Lien Debt	S +	5.00%	9.30%	4/3/2030	—	(14)	—	—
								671,817	675,848	19.42
Interactive Media & Services
Arches Buyer, Inc.	(12)	First Lien Debt	S +	3.25%	7.68%	12/6/2027	2,412	2,407	2,379	0.07
FMG Suite Holdings, LLC	(6) (7) (10)	First Lien Debt	S +	5.00%	9.45%	10/30/2026	8,043	7,992	8,043	0.23
FMG Suite Holdings, LLC	(6) (7) (10)	First Lien Debt	S +	5.00%	9.45%	10/30/2026	1,933	1,920	1,933	0.06
FMG Suite Holdings, LLC	(6) (10) (19)	First Lien Debt	S +	5.00%	9.45%	10/30/2026	—	(7)	—	—
Spectrio, LLC	(6) (7) (10)	First Lien Debt	S +	6.00% (incl. 2.50% PIK)	10.33%	12/9/2026	11,534	11,175	10,016	0.29
Spectrio, LLC	(6) (7) (10)	First Lien Debt	S +	6.00% (incl. 2.50% PIK)	10.33%	12/9/2026	4,622	4,478	4,013	0.12
Spectrio, LLC	(6) (10) (19)	First Lien Debt	S +	6.00% (incl. 2.50% PIK)	10.33%	12/9/2026	1,271	1,230	1,091	0.03
Triple Lift, Inc.	(6) (8) (11)	First Lien Debt	S +	5.75%	10.22%	5/5/2028	16,115	15,434	15,396	0.44
Triple Lift, Inc.	(6) (11) (19)	First Lien Debt	S +	5.75%	10.22%	5/5/2028	—	(88)	(76)	—
								44,541	42,795	1.23
IT Services
Apollo Acquisition, Inc.	(6) (9) (11)	First Lien Debt	S +	5.00%	9.33%	12/30/2031	19,864	19,674	19,774	0.57
Apollo Acquisition, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.33%	12/30/2031	5,934	5,826	5,861	0.17
Apollo Acquisition, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.33%	12/30/2030	—	(37)	(18)	—
Asurion, LLC		First Lien Debt	S +	4.25%	8.58%	9/19/2030	7,306	7,293	7,116	0.20
Atlas Purchaser, Inc.	(6) (7)	First Lien Debt	S +	7.50% (incl. 5.50% PIK)	12.04%	5/5/2028	1,099	932	959	0.03
Atlas Purchaser, Inc.	(6) (7)	First Lien Debt	S +	7.50% (incl. 6.50% PIK)	12.04%	5/5/2028	2,536	1,733	533	0.02
Catalis Intermediate, Inc.	(6) (7) (8) (11)	First Lien Debt	S +	5.50%	9.95%	8/4/2027	23,258	22,805	22,940	0.66
Catalis Intermediate, Inc.	(6) (7) (11)	First Lien Debt	S +	5.50%	9.95%	8/4/2027	5,233	5,135	5,161	0.15
Catalis Intermediate, Inc.	(6) (11) (19)	First Lien Debt	S +	5.50%	9.95%	8/4/2027	907	860	871	0.03
Endure Digital, Inc.	(10)	First Lien Debt	S +	3.50%	7.93%	2/10/2028	5,366	5,317	3,810	0.11
Gainwell Acquisition Corp.	(11)	First Lien Debt	S +	4.00%	8.40%	10/1/2027	6,753	6,766	6,494	0.19
GI DI Cornfield Acquisition, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.93%	3/9/2028	31,687	31,333	31,465	0.90
GI DI Cornfield Acquisition, LLC	(6) (19)	First Lien Debt	S +	4.50%	8.93%	3/9/2028	—	(87)	(114)	—
Idera, Inc.	(6) (7) (11)	Second Lien Debt	S +	6.75%	11.18%	3/2/2029	356	356	356	0.01
Redwood Services Group, LLC	(6) (11)	First Lien Debt	S +	5.25%	9.55%	6/15/2029	50,279	49,685	50,027	1.44
Redwood Services Group, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.55%	6/15/2029	38,567	38,059	38,328	1.10
Ridge Trail US Bidco, Inc.	(6) (7) (10) (15)	First Lien Debt	S +	4.50%	8.80%	9/30/2031	48,735	48,063	48,735	1.40
Ridge Trail US Bidco, Inc.	(6) (10) (15) (19)	First Lien Debt	S +	4.50%	8.80%	9/30/2031	—	(113)	—	—
Ridge Trail US Bidco, Inc.	(6) (10) (15) (19)	First Lien Debt	S +	4.50%	8.80%	3/31/2031	1,520	1,445	1,520	0.04
Sedgwick Claims Management Services, Inc.		First Lien Debt	S +	3.00%	7.33%	7/31/2031	7,410	7,433	7,433	0.21

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2025
(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Syntax Systems, Ltd.	(6) (7) (11) (15)	First Lien Debt	S +	5.00%	9.43%	10/27/2028	18,506	$18,436	$18,506	0.53	~~%~~
Thrive Buyer, Inc. (Thrive Networks)	(6) (7) (11)	First Lien Debt	S +	4.75%	9.05%	2/2/2032	43,971	43,550	43,861	1.26
Thrive Buyer, Inc. (Thrive Networks)	(6) (11) (19)	First Lien Debt	S +	4.75%	9.05%	2/2/2032	4,053	3,960	4,015	0.12
Thrive Buyer, Inc. (Thrive Networks)	(6) (11) (19)	First Lien Debt	S +	4.75%	9.05%	2/2/2032	459	405	445	0.01
UpStack, Inc.	(6) (7) (11)	First Lien Debt	S +	5.00%	9.33%	8/25/2031	5,525	5,475	5,484	0.16
UpStack, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.33%	8/25/2031	425	414	409	0.01
UpStack, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.33%	8/25/2031	191	184	185	0.01
Victors Purchaser, LLC	(6) (9) (12)	First Lien Debt	S +	4.75%	9.05%	8/15/2031	11,223	11,122	11,223	0.32
Victors Purchaser, LLC	(6) (12) (19)	First Lien Debt	S +	4.75%	9.05%	8/15/2031	580	566	580	0.02
Victors Purchaser, LLC	(6) (12) (19)	First Lien Debt	S +	4.75%	9.05%	8/15/2031	—	(11)	—	—
Virtusa Corporation		First Lien Debt	S +	3.25%	7.58%	2/15/2029	4,975	4,987	4,972	0.14
								341,566	340,931	9.80
Leisure Products
Recess Holdings, Inc.	(10)	First Lien Debt	S +	3.75%	8.03%	2/20/2030	6,455	6,499	6,469	0.19
Life Sciences Tools & Services
Model N, Inc.	(6) (8) (11)	First Lien Debt	S +	4.75%	9.05%	6/27/2031	19,748	19,571	19,748	0.57
Model N, Inc.	(6) (11) (19)	First Lien Debt	S +	4.75%	9.05%	6/27/2031	—	(23)	—	—
Model N, Inc.	(6) (11) (19)	First Lien Debt	S +	4.75%	9.05%	6/27/2031	—	(25)	—	—
Parexel International Corporation	(12)	First Lien Debt	S +	2.50%	6.83%	11/15/2028	6,511	6,520	6,511	0.19
WCG Intermediate Corp.	(10)	First Lien Debt	S +	3.00%	7.33%	2/25/2032	3,000	2,989	2,963	0.09
								29,032	29,222	0.84
Machinery
AI Aqua Merger Sub, Inc.	(12)	First Lien Debt	S +	3.00%	7.32%	7/31/2028	7,374	7,379	7,359	0.21
Answer Acquisition, LLC	(6) (7) (10)	First Lien Debt	S +	6.00%	10.45%	12/30/2026	38,735	38,472	37,919	1.09
Answer Acquisition, LLC	(6) (10) (19)	First Lien Debt	S +	6.00%	10.45%	12/30/2026	1,167	1,150	1,093	0.03
Chase Intermediate, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.04%	10/30/2028	19,735	19,441	19,714	0.57
Chase Intermediate, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.04%	10/30/2028	109	96	109	—
Conair Holdings, LLC	(12)	First Lien Debt	S +	3.75%	8.19%	5/17/2028	3,860	3,862	2,805	0.08
CPM Holdings, Inc.	(12)	First Lien Debt	S +	4.50%	8.82%	9/28/2028	4,975	4,894	4,853	0.14
Engineered Machinery Holdings, Inc.	(11)	First Lien Debt	S +	3.50%	8.06%	5/19/2028	6,361	6,357	6,397	0.18
Filtration Group Corporation	(12)	First Lien Debt	S +	3.00%	7.33%	10/21/2028	7,331	7,346	7,356	0.21
Icebox Holdco III, Inc.	(12)	First Lien Debt	S +	3.50%	8.06%	12/22/2028	5,403	5,424	5,415	0.16
Madison IAQ, LLC	(12)	First Lien Debt	S +	2.50%	6.76%	6/21/2028	4,837	4,833	4,838	0.14
MHE Intermediate Holdings, LLC	(6) (7) (10)	First Lien Debt	S +	6.50%	10.93%	7/21/2027	7,791	7,772	7,791	0.22
MHE Intermediate Holdings, LLC	(6) (7) (10)	First Lien Debt	S +	6.50%	10.93%	7/21/2027	6,396	6,352	6,396	0.18
MHE Intermediate Holdings, LLC	(6) (10) (19)	First Lien Debt	S +	6.50%	10.93%	7/21/2027	429	429	429	0.01
Pro Mach Group, Inc.	(10)	First Lien Debt	S +	2.75%	7.08%	8/31/2028	7,219	7,251	7,232	0.21

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2025
(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Roper Industrial Products Investment Company, LLC	(12)	First Lien Debt	S +	2.75%	7.05%	11/22/2029	3,950	$3,967	$3,939	0.11%
TK Elevator US Newco, Inc.	(12)	First Lien Debt	S +	3.00%	7.24%	4/30/2030	7,310	7,333	7,326	0.21
								132,358	130,971	3.76
Media
Aragorn Parent Corporation		First Lien Debt	S +	4.25%	8.58%	12/15/2028	5,784	5,775	5,812	0.17
MJH Healthcare Holdings, LLC		First Lien Debt	S +	3.25%	7.58%	1/29/2029	4,471	4,479	4,482	0.13
								10,254	10,294	0.30
Multi-Utilities
AWP Group Holdings, Inc.	(6) (7) (8) (10)	First Lien Debt	S +	4.75%	9.08%	12/23/2030	48,362	47,258	48,362	1.39
AWP Group Holdings, Inc.	(6) (10) (19)	First Lien Debt	S +	4.75%	9.08%	12/23/2030	5,588	5,484	5,588	0.16
AWP Group Holdings, Inc.	(6) (10) (19)	First Lien Debt	S +	4.75%	9.08%	12/23/2030	1,964	1,916	1,964	0.06
Vessco Midco Holdings, LLC	(6) (8) (11)	First Lien Debt	S +	4.75%	9.05%	7/24/2031	33,937	33,634	33,937	0.98
Vessco Midco Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.05%	7/24/2031	4,412	4,350	4,412	0.13
Vessco Midco Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.05%	7/24/2031	—	(33)	—	—
								92,609	94,263	2.71
Pharmaceuticals
Caerus US 1, Inc.	(6) (7) (9) (11) (15)	First Lien Debt	S +	5.00%	9.30%	5/25/2029	40,603	40,016	40,458	1.16
Caerus US 1, Inc.	(6) (11) (15)	First Lien Debt	S +	5.00%	9.30%	5/25/2029	5,942	5,850	5,921	0.17
Caerus US 1, Inc.	(6) (11) (15) (19)	First Lien Debt	S +	5.00%	9.30%	5/25/2029	847	790	831	0.02
Real Chemistry Intermediate III, Inc.	(6) (9) (12)	First Lien Debt	S +	4.50%	8.83%	4/12/2032	19,125	19,032	19,032	0.55
Real Chemistry Intermediate III, Inc.	(6) (12) (19)	First Lien Debt	S +	4.50%	8.83%	4/12/2032	—	(21)	(21)	—
Real Chemistry Intermediate III, Inc.	(6) (12) (19)	First Lien Debt	S +	4.50%	8.83%	4/12/2032	—	(21)	(21)	—
								65,646	66,200	1.90
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(6) (7)	First Lien Debt	S +	6.00%	10.29%	3/10/2027	1,395	1,354	1,395	0.04
Abacus Data Holdings, Inc. (AbacusNext)	(6) (19)	First Lien Debt	S +	6.00%	10.29%	3/10/2027	—	(17)	—	—
Accordion Partners, LLC	(6) (11)	First Lien Debt	S +	5.25%	9.55%	11/17/2031	53,084	52,589	52,872	1.52
Accordion Partners, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.55%	11/17/2031	1,419	1,379	1,384	0.04
Accordion Partners, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.55%	11/17/2031	—	(54)	(24)	—
Ascend Partner Services, LLC	(6) (11)	First Lien Debt	S +	4.50%	8.75%	8/11/2031	1,300	1,288	1,300	0.04
Ascend Partner Services, LLC	(6) (11) (19)	First Lien Debt	S +	4.50%	8.75%	8/11/2031	1,599	1,582	1,599	0.05
Ascend Partner Services, LLC	(6) (11) (19)	First Lien Debt	S +	4.50%	8.75%	8/11/2031	—	(4)	—	—
Bridgepointe Technologies, LLC	(6) (10)	First Lien Debt	S +	5.00%	9.30%	12/31/2027	18,574	18,253	18,430	0.53
Bridgepointe Technologies, LLC	(6) (10) (19)	First Lien Debt	S +	5.00%	9.30%	12/31/2027	25,295	24,847	25,090	0.72
Bullhorn, Inc.	(6) (7) (10)	First Lien Debt	S +	5.00%	9.33%	10/1/2029	3,429	3,408	3,429	0.10
Bullhorn, Inc.	(6) (10)	First Lien Debt	S +	5.00%	9.33%	10/1/2029	3,944	3,926	3,944	0.11

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2025
(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Bullhorn, Inc.	(6) (10) (19)	First Lien Debt	S +	5.00%	9.33%	10/1/2029	—	$(1)	$—	—%
Carr, Riggs and Ingram Capital, LLC	(6) (7) (12)	First Lien Debt	S +	4.75%	9.05%	11/18/2031	14,626	14,489	14,589	0.42
Carr, Riggs and Ingram Capital, LLC	(6) (12) (19)	First Lien Debt	S +	4.75%	9.05%	11/18/2031	1,573	1,537	1,554	0.04
Carr, Riggs and Ingram Capital, LLC	(6) (12) (19)	First Lien Debt	S +	4.75%	9.05%	11/18/2031	—	(31)	(8)	—
ComPsych Investment Corp.	(6) (8) (11)	First Lien Debt	S +	4.75%	9.02%	7/22/2031	15,389	15,320	15,389	0.44
ComPsych Investment Corp.	(6) (11) (19)	First Lien Debt	S +	4.75%	9.02%	7/22/2031	—	(10)	—	—
CoreLogic, Inc.	(12)	First Lien Debt	S +	3.50%	7.94%	6/2/2028	4,961	4,951	4,904	0.14
Crisis Prevention Institute, Inc.	(12)	First Lien Debt	S +	4.00%	8.30%	4/9/2031	17,910	17,832	17,888	0.51
Deerfield Dakota Holding, LLC	(10)	First Lien Debt	S +	3.75%	8.05%	4/9/2027	4,822	4,832	4,678	0.13
EAB Global, Inc.		First Lien Debt	S +	3.00%	7.33%	8/16/2030	3,940	3,938	3,861	0.11
Employbridge Holding Company		First Lien Debt	S +	4.75%	9.31%	1/19/2030	2,280	1,304	551	0.02
GPS Merger Sub, LLC	(6) (8) (10)	First Lien Debt	S +	5.25%	9.58%	10/2/2029	15,868	15,660	15,868	0.46
GPS Merger Sub, LLC	(6) (10) (19)	First Lien Debt	S +	5.25%	9.58%	10/2/2029	—	(24)	—	—
GPS Merger Sub, LLC	(6) (10) (19)	First Lien Debt	S +	5.25%	9.58%	10/2/2029	—	(35)	—	—
IG Investment Holdings, LLC	(6) (8) (11)	First Lien Debt	S +	5.00%	9.28%	9/22/2028	33,096	32,814	32,931	0.95
IG Investment Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	5.00%	9.28%	9/22/2028	—	(31)	(19)	—
KENG Acquisition, Inc.	(6) (7) (8) (10)	First Lien Debt	S +	5.00%	9.28%	8/1/2029	10,980	10,778	10,870	0.31
KENG Acquisition, Inc.	(6) (10) (19)	First Lien Debt	S +	5.00%	9.28%	8/1/2029	5,218	5,079	5,115	0.15
KENG Acquisition, Inc.	(6) (10) (19)	First Lien Debt	S +	5.00%	9.28%	8/1/2029	—	(51)	(30)	—
Mermaid Bidco, Inc.		First Lien Debt	S +	3.25%	7.51%	7/3/2031	3,980	3,994	3,980	0.11
IQN Holding Corp.	(6) (8) (11)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	10.08%	5/2/2029	11,962	11,887	11,962	0.34
IQN Holding Corp.	(6) (11)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	10.08%	7/16/2031	4,975	4,981	4,981	0.14
IQN Holding Corp.	(6) (11) (19)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	10.08%	5/2/2029	3,896	3,852	3,852	0.11
IQN Holding Corp.	(6) (11) (19)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	10.08%	5/2/2028	706	701	706	0.02
Teneo Holdings, LLC		First Lien Debt	S +	4.75%	9.08%	3/13/2031	2,985	3,007	3,011	0.09
Tidal Waste & Recycling Holdings, LLC		First Lien Debt	S +	3.00%	7.30%	10/24/2031	1,995	2,002	2,004	0.06
UHY Advisors, Inc.	(6) (9) (11)	First Lien Debt	S +	4.75%	9.08%	11/21/2031	7,708	7,636	7,708	0.22
UHY Advisors, Inc.	(6) (11) (19)	First Lien Debt	S +	4.75%	9.08%	11/21/2031	—	(35)	—	—
UHY Advisors, Inc.	(6) (11) (19)	First Lien Debt	S +	4.75%	9.08%	11/21/2031	—	(19)	—	—
Verdantas, LLC	(6) (11)	First Lien Debt	S +	5.25%	9.55%	5/6/2031	32,925	32,492	32,843	0.94
Verdantas, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.55%	5/6/2031	1,597	1,551	1,585	0.05
Verdantas, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.55%	5/6/2030	1,698	1,655	1,690	0.05
								310,606	311,882	8.96
Real Estate Management & Development
Associations, Inc.	(6) (10)	First Lien Debt	S +	6.50%	11.02%	7/3/2028	10,838	10,830	10,838	0.31

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2025
(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Associations, Inc.	(6) (10) (19)	First Lien Debt	S +	6.50%	11.02%	7/3/2028	278	$277	$278	0.01%
Associations, Inc.	(6) (10) (19)	First Lien Debt	S +	6.50%	11.02%	7/3/2028	595	595	595	0.02
Inhabitiq, Inc.	(6) (7) (11)	First Lien Debt	S +	4.50%	8.83%	1/12/2032	17,224	17,142	17,175	0.49
Inhabitiq, Inc.	(6) (11) (19)	First Lien Debt	S +	4.50%	8.83%	1/12/2032	—	(11)	(13)	—
Inhabitiq, Inc.	(6) (11) (19)	First Lien Debt	S +	4.50%	8.83%	1/12/2032	—	(14)	(8)	—
MRI Software, LLC	(6) (7) (10)	First Lien Debt	S +	4.75%	9.05%	2/10/2027	68,422	68,284	68,114	1.96
MRI Software, LLC	(6) (10) (19)	First Lien Debt	S +	4.75%	9.05%	2/10/2027	6,082	6,023	6,048	0.17
MRI Software, LLC	(6) (10) (19)	First Lien Debt	S +	4.75%	9.05%	2/10/2027	304	285	280	0.01
Pritchard Industries, LLC	(6) (7) (11)	First Lien Debt	S +	5.75%	10.20%	10/13/2027	10,666	10,547	10,469	0.30
Pritchard Industries, LLC	(6) (11)	First Lien Debt	S +	5.75%	10.20%	10/13/2027	2,550	2,522	2,503	0.07
Zarya Intermediate, LLC	(6) (10) (15)	First Lien Debt	S +	6.50%	10.83%	7/1/2027	38,673	38,643	38,673	1.11
Zarya Intermediate, LLC	(6) (10) (15) (19)	First Lien Debt	S +	6.50%	10.83%	7/1/2027	—	—	—	—
								155,123	154,952	4.45
Software
Alert Media, Inc.	(6) (10)	First Lien Debt	S +	6.25% (incl. 5.25% PIK)	10.99%	4/12/2027	32,382	31,960	32,382	0.93
Alert Media, Inc.	(6) (10) (19)	First Lien Debt	S +	6.25% (incl. 5.25% PIK)	10.99%	4/12/2027	—	(35)	—	—
Anaplan, Inc.	(6) (7) (9) (11)	First Lien Debt	S +	4.50%	8.82%	6/21/2029	80,370	79,561	80,370	2.31
Appfire Technologies, LLC	(6) (7) (10)	First Lien Debt	S +	5.00%	9.30%	3/9/2028	13,400	13,363	13,400	0.39
Appfire Technologies, LLC	(6) (10) (19)	First Lien Debt	S +	5.00%	9.30%	3/9/2028	—	(18)	—	—
Appfire Technologies, LLC	(6) (10) (19)	First Lien Debt	S +	5.00%	9.30%	3/9/2028	—	(4)	—	—
Applied Systems, Inc.		First Lien Debt	S +	2.50%	6.80%	2/24/2031	3,960	3,977	3,975	0.11
Apryse Software Corp.	(6) (7) (8) (12)	First Lien Debt	S +	4.75%	9.05%	6/28/2032	47,559	47,083	47,083	1.35
Apryse Software Corp.	(6) (12) (19)	First Lien Debt	S +	4.75%	9.05%	6/28/2032	—	(39)	(39)	—
Artifact Bidco, Inc.	(6)	First Lien Debt	S +	4.25%	8.55%	7/28/2031	21,837	21,641	21,837	0.63
Artifact Bidco, Inc.	(6) (19)	First Lien Debt	S +	4.25%	8.55%	7/28/2031	—	(23)	—	—
Artifact Bidco, Inc.	(6) (19)	First Lien Debt	S +	4.25%	8.55%	7/26/2030	—	(32)	—	—
Astra Acquisition Corp.	(14)	First Lien Debt	S +	5.25%	9.55%	2/25/2028	844	759	206	0.01
Astra Acquisition Corp.	(14)	First Lien Debt	S +	5.25%	9.55%	10/25/2028	1,185	676	8	—
AuditBoard, Inc.	(6) (8) (10)	First Lien Debt	S +	4.75%	9.05%	7/14/2031	34,200	33,894	34,200	0.98
AuditBoard, Inc.	(6) (10) (19)	First Lien Debt	S +	4.75%	9.05%	7/14/2031	—	(70)	—	—
AuditBoard, Inc.	(6) (10) (19)	First Lien Debt	S +	4.75%	9.05%	7/14/2031	—	(56)	—	—
Banyan Software Holdings, LLC	(6) (7) (10)	First Lien Debt	S +	5.50%	9.83%	1/2/2031	30,359	30,075	30,055	0.86
Banyan Software Holdings, LLC	(6) (10) (19)	First Lien Debt	S +	5.50%	9.83%	1/2/2031	9,850	9,700	9,660	0.28
Banyan Software Holdings, LLC	(6) (10) (19)	First Lien Debt	S +	5.50%	9.83%	1/2/2031	478	448	446	0.01
Bottomline Technologies, Inc.	(6) (8) (11)	First Lien Debt	S +	4.50%	8.80%	5/14/2029	23,643	23,337	23,643	0.68
Bottomline Technologies, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.30%	5/15/2028	—	(17)	—	—

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2025
(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Central Parent, Inc.		First Lien Debt	S +	3.25%	7.55%	7/6/2029	3,970	$3,974	$3,305	0.09%
CLEO Communications Holding, LLC	(6) (7) (10)	First Lien Debt	S +	5.50%	9.93%	6/9/2027	16,097	16,008	16,097	0.46
CLEO Communications Holding, LLC	(6) (10) (19)	First Lien Debt	S +	5.50%	9.93%	6/9/2027	—	(28)	—	—
Cloud Software Group, Inc.	(12)	First Lien Debt	S +	3.50%	7.80%	3/29/2029	7,412	7,400	7,418	0.21
Cloudera, Inc.	(12)	First Lien Debt	S +	3.75%	8.18%	10/8/2028	7,398	7,355	7,087	0.20
Clover Holdings 2, LLC		First Lien Debt	S +	4.00%	8.31%	12/9/2031	6,000	5,996	6,002	0.17
Clover Holdings SPV III, LLC		First Lien Debt			15.00%	12/9/2027	303	298	299	0.01
Coupa Holdings, LLC	(6) (7) (9) (11)	First Lien Debt	S +	5.25%	9.53%	2/27/2030	20,817	20,433	20,817	0.60
Coupa Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.53%	2/27/2030	—	(7)	—	—
Coupa Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.53%	2/27/2029	—	(9)	—	—
Cyara AcquisitionCo, LLC	(6) (10)	First Lien Debt	S +	6.25% (incl. 2.25% PIK)	10.55%	6/28/2029	63,071	61,924	63,071	1.81
Cyara AcquisitionCo, LLC	(6) (10) (19)	First Lien Debt	S +	6.25% (incl. 2.25% PIK)	10.55%	6/28/2029	—	(69)	—	—
Diligent Corporation	(6) (11)	First Lien Debt	S +	5.00%	9.33%	8/2/2030	73,157	72,687	73,011	2.10
Diligent Corporation	(6) (11) (19)	First Lien Debt	S +	5.00%	9.33%	8/2/2030	—	(65)	(21)	—
Diligent Corporation	(6) (11) (19)	First Lien Debt	S +	5.00%	9.33%	8/2/2030	535	492	521	0.01
Dragon Buyer, Inc.		First Lien Debt	S +	3.00%	7.30%	9/30/2031	4,975	4,977	4,981	0.14
E-Discovery AcquireCo, LLC	(6) (7) (10)	First Lien Debt	S +	5.75%	10.08%	8/29/2029	36,747	36,106	36,747	1.06
E-Discovery AcquireCo, LLC	(6) (10) (19)	First Lien Debt	S +	5.75%	10.08%	8/29/2029	1,452	1,389	1,452	0.04
ECI Macola Max Holding, LLC	(11)	First Lien Debt	S +	3.25%	7.55%	5/9/2030	4,825	4,830	4,847	0.14
Ellucian Holdings, Inc.	(12)	First Lien Debt	S +	3.00%	7.33%	10/9/2029	3,805	3,803	3,812	0.11
Emburse, Inc.	(6) (9) (11)	First Lien Debt	S +	4.25%	8.55%	5/28/2032	22,105	22,051	22,051	0.63
Emburse, Inc.	(6) (11) (19)	First Lien Debt	S +	4.25%	8.55%	5/28/2032	—	(5)	(5)	—
Emburse, Inc.	(6) (11) (19)	First Lien Debt	S +	4.25%	8.55%	5/28/2032	—	(10)	(10)	—
Epicor Software Corporation	(11)	First Lien Debt	S +	2.75%	7.08%	5/30/2031	5,149	5,153	5,159	0.15
Espresso Bidco, Inc.	(6) (7) (10)	First Lien Debt	S +	5.25% (incl. 3.13% PIK)	10.05%	3/25/2032	27,011	26,621	26,606	0.76
Espresso Bidco, Inc.	(6) (10) (19)	First Lien Debt	S +	5.25% (incl. 3.13% PIK)	10.05%	3/25/2032	—	(54)	(111)	—
Espresso Bidco, Inc.	(6) (10) (19)	First Lien Debt	S +	5.25% (incl. 3.13% PIK)	10.05%	3/25/2032	—	(48)	(49)	—
Everbridge Holdings, LLC	(6) (8) (11)	First Lien Debt	S +	5.00%	9.29%	7/2/2031	60,509	60,239	60,509	1.74
Everbridge Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	5.00%	9.29%	7/2/2031	7,121	7,066	7,121	0.20
Everbridge Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	5.00%	9.29%	7/2/2031	—	(31)	—	—
Formstack Acquisition, Co.	(6) (10)	First Lien Debt	S +	5.50%	9.80%	3/28/2030	57,999	57,283	56,398	1.62
Formstack Acquisition, Co.	(6) (10) (19)	First Lien Debt	S +	5.50%	9.80%	3/28/2030	5,744	5,568	5,103	0.15
Formstack Acquisition, Co.	(6) (10) (19)	First Lien Debt	S +	5.50%	9.80%	3/28/2030	1,870	1,734	1,547	0.04
Fullsteam Operations, LLC	(6) (7) (10)	First Lien Debt	S +	8.25%	12.73%	11/27/2029	19,976	19,501	19,976	0.57

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2025
(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Fullsteam Operations, LLC	(6) (10) (19)	First Lien Debt	S +	8.25%	12.73%	11/27/2029	25,669	$25,126	$25,669	0.74%
Fullsteam Operations, LLC	(6) (10) (19)	First Lien Debt	S +	8.25%	12.73%	11/27/2029	559	535	559	0.02
GoTo Group, Inc.		First Lien Debt	S +	4.75%	9.16%	4/28/2028	4,773	4,176	3,022	0.09
Granicus, Inc.	(6) (7) (9) (11)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.03%	1/17/2031	63,120	62,625	63,120	1.81
Granicus, Inc.	(6) (11) (19)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.03%	1/17/2031	12,955	12,876	12,955	0.37
Granicus, Inc.	(6) (19)	First Lien Debt	P +	4.25%	11.75%	1/17/2031	1,228	1,160	1,228	0.04
GS AcquisitionCo, Inc.	(6) (7) (10)	First Lien Debt	S +	5.25%	9.55%	5/25/2028	62,228	62,062	62,228	1.79
GS AcquisitionCo, Inc.	(6) (10) (19)	First Lien Debt	S +	5.25%	9.55%	5/25/2028	1,448	1,439	1,448	0.04
GS AcquisitionCo, Inc.	(6) (10) (19)	First Lien Debt	S +	5.25%	9.55%	5/25/2028	394	377	394	0.01
Hootsuite, Inc.	(6) (15)	First Lien Debt	S +	5.50%	9.82%	5/22/2030	18,711	18,471	18,664	0.54
Hootsuite, Inc.	(6) (15) (19)	First Lien Debt	S +	5.50%	9.82%	5/22/2030	—	(26)	(5)	—
Icefall Parent, Inc.	(6) (7) (10)	First Lien Debt	S +	5.75%	10.03%	1/25/2030	25,949	25,525	25,949	0.75
Icefall Parent, Inc.	(6) (10) (19)	First Lien Debt	S +	5.75%	10.03%	1/25/2030	—	(38)	—	—
Ivanti Software, Inc.	(11)	First Lien Debt	S +	4.75%	9.06%	6/1/2029	2,419	2,420	2,006	0.06
LegitScript, LLC	(6) (7) (8) (11)	First Lien Debt	S +	5.75%	10.08%	6/24/2029	36,795	36,372	36,795	1.06
LegitScript, LLC	(6) (11)	First Lien Debt	S +	5.75%	10.08%	6/24/2029	973	962	973	0.03
LegitScript, LLC	(6) (11) (19)	First Lien Debt	S +	5.75%	10.08%	6/24/2028	1,875	1,823	1,875	0.05
LogRhythm, Inc.	(6) (10)	First Lien Debt	S +	7.50%	11.83%	7/2/2029	6,818	6,645	6,682	0.19
LogRhythm, Inc.	(6) (10) (19)	First Lien Debt	S +	7.50%	11.84%	7/2/2029	—	(16)	(14)	—
Magenta Buyer, LLC		First Lien Debt	S +	5.00%	9.54%	7/27/2028	4,825	4,815	1,447	0.04
McAfee, LLC	(12)	First Lien Debt	S +	3.00%	7.32%	3/1/2029	7,437	7,423	7,213	0.21
Montana Buyer, Inc.	(6) (7) (8) (11)	First Lien Debt	S +	4.75%	9.08%	7/22/2029	32,040	31,691	32,040	0.92
Montana Buyer, Inc.	(6) (19)	First Lien Debt	P +	4.75%	12.25%	7/22/2028	—	(31)	—	—
Nasuni Corporation	(6) (7) (11)	First Lien Debt	S +	5.00%	9.31%	9/10/2030	21,552	21,262	21,552	0.62
Nasuni Corporation	(6) (11) (19)	First Lien Debt	S +	5.00%	9.31%	9/10/2030	—	(58)	—	—
Netwrix Corporation And Concept Searching, Inc.	(6) (7) (8) (9) (11)	First Lien Debt	S +	4.75%	9.08%	6/11/2029	25,176	25,026	25,050	0.72
Netwrix Corporation And Concept Searching, Inc.	(6) (11) (19)	First Lien Debt	S +	4.75%	9.08%	6/11/2029	—	(9)	(8)	—
Oak Purchaser, Inc.	(6) (7) (11)	First Lien Debt	S +	5.50%	9.72%	4/28/2028	11,724	11,636	11,724	0.34
Oak Purchaser, Inc.	(6) (11)	First Lien Debt	S +	5.50%	9.72%	4/28/2028	6,791	6,749	6,791	0.20
Oak Purchaser, Inc.	(6) (11) (19)	First Lien Debt	S +	5.50%	9.72%	4/28/2028	248	242	248	0.01
OceanKey (U.S.) II Corp.		First Lien Debt	S +	3.50%	7.93%	12/15/2028	6,904	6,914	6,915	0.20
Onit, Inc.	(6) (7) (11)	First Lien Debt	S +	4.75%	9.03%	1/27/2032	31,481	31,181	31,261	0.90
Onit, Inc.	(6) (11) (19)	First Lien Debt	S +	4.75%	9.03%	1/27/2032	—	(65)	(97)	—
Onit, Inc.	(6) (11) (19)	First Lien Debt	S +	4.75%	9.03%	1/27/2032	—	(44)	(32)	—
Optimizely North America, Inc.	(6) (11) (15)	First Lien Debt	S +	5.00%	9.33%	10/30/2031	18,056	17,888	18,010	0.52

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2025
(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Optimizely North America, Inc.	(6) (11) (15)	First Lien Debt	E +	5.25%	7.23%	10/30/2031	€6,646	$7,153	$7,782	0.22%
Optimizely North America, Inc.	(6) (11) (15)	First Lien Debt	SA +	5.50%	9.72%	10/30/2031	£2,215	2,855	3,028	0.09
Optimizely North America, Inc.	(6) (11) (15) (19)	First Lien Debt	S +	5.00%	9.33%	10/30/2031	—	(24)	(7)	—
Polaris Newco, LLC	(12)	First Lien Debt	S +	3.75%	8.29%	6/2/2028	5,819	5,825	5,665	0.16
Pound Bidco, Inc.	(6) (7) (10) (15)	First Lien Debt	S +	6.00%	10.83%	2/1/2027	3,743	3,742	3,728	0.11
Pound Bidco, Inc.	(6) (10) (15) (19)	First Lien Debt	S +	6.00%	10.83%	2/1/2027	157	157	155	—
Pound Bidco, Inc.	(6) (15) (19)	First Lien Debt	P +	5.00%	12.50%	2/1/2027	63	62	61	—
Project Leopard Holdings, Inc.	(7) (8) (12) (15)	First Lien Debt	S +	5.25%	9.63%	7/20/2029	22,737	21,656	20,549	0.59
Proofpoint, Inc.	(12)	First Lien Debt	S +	3.00%	7.33%	8/31/2028	7,006	7,001	7,007	0.20
Quartz Acquireco, LLC		First Lien Debt	S +	2.25%	6.55%	6/28/2030	4,925	4,935	4,937	0.14
Quest Software US Holdings, Inc.		First Lien Debt	S +	4.25%	8.73%	2/1/2029	3,579	3,002	2,984	0.09
Red Planet Borrower, LLC		First Lien Debt	S +	3.75%	8.18%	10/2/2028	4,825	4,833	4,764	0.14
Revalize, Inc.	(6) (7) (10)	First Lien Debt	S +	5.75%	10.20%	4/15/2027	14,253	13,844	13,534	0.39
Revalize, Inc.	(6) (10) (19)	First Lien Debt	S +	5.75%	10.20%	4/15/2027	624	619	585	0.02
Riskonnect Parent, LLC	(6) (7) (11)	First Lien Debt	S +	5.00%	9.21%	12/7/2028	30,445	30,016	30,445	0.87
Riskonnect Parent, LLC	(6) (11) (19)	First Lien Debt	S +	5.00%	9.21%	12/7/2028	23,429	23,039	23,429	0.67
Riskonnect Parent, LLC	(6) (11) (19)	First Lien Debt	S +	5.00%	9.21%	12/7/2028	409	348	409	0.01
Runway Bidco, LLC	(6) (7) (12)	First Lien Debt	S +	5.00%	9.30%	12/17/2031	18,009	17,839	17,964	0.52
Runway Bidco, LLC	(6) (12) (19)	First Lien Debt	S +	5.00%	9.30%	12/17/2031	—	(21)	(11)	—
Runway Bidco, LLC	(6) (12) (19)	First Lien Debt	S +	5.00%	9.30%	12/17/2031	—	(21)	(6)	—
Saturn Borrower, Inc.	(6) (9) (10)	First Lien Debt	S +	6.00%	10.30%	11/10/2028	17,634	17,395	17,462	0.50
Saturn Borrower, Inc.	(6) (10) (19)	First Lien Debt	S +	6.00%	10.30%	11/10/2028	—	(43)	(63)	—
Saturn Borrower, Inc.	(6) (10) (19)	First Lien Debt	S +	6.00%	10.30%	11/10/2028	309	270	280	0.01
Securonix, Inc.	(6) (7) (8) (11)	First Lien Debt	S +	7.75% (incl. 3.75% PIK)	12.04%	4/5/2029	30,586	29,934	26,470	0.76
Securonix, Inc.	(6) (11) (19)	First Lien Debt	S +	7.75% (incl. 3.75% PIK)	12.04%	4/5/2029	122	14	(605)	(0.02)
Trunk Acquisition, Inc.	(6) (7) (10)	First Lien Debt	S +	6.00%	10.45%	2/19/2030	13,173	13,101	13,173	0.38
Trunk Acquisition, Inc.	(6) (10) (19)	First Lien Debt	S +	6.00%	10.45%	2/19/2030	1,860	1,844	1,860	0.05
Trunk Acquisition, Inc.	(6) (10) (19)	First Lien Debt	S +	6.00%	10.45%	2/19/2030	—	(3)	—	—
UKG, Inc.		First Lien Debt	S +	3.00%	7.31%	2/10/2031	7,437	7,449	7,464	0.21
Veritas US, Inc.	(10)	First Lien Debt	S +	12.50% (incl. 4.50% PIK)	16.80%	12/9/2029	859	857	859	0.02
Vision Solutions, Inc.		First Lien Debt	S +	4.00%	8.54%	4/24/2028	6,317	6,273	5,977	0.17
								1,399,827	1,396,508	40.13
Specialty Retail
Les Schwab Tire Centers		First Lien Debt	S +	2.50%	6.83%	4/23/2031	6,830	6,835	6,817	0.20

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2025
(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Textiles, Apparel & Luxury Goods
Gloves Buyer, Inc.	(17)	First Lien Debt	S +	4.00%	8.32%	1/17/2032	7,000	$6,815	$6,851	0.20%
Varsity Brands, Inc.		First Lien Debt	S +	3.50%	7.83%	8/26/2031	5,985	5,990	5,980	0.17
								12,805	12,831	0.37
Trading Companies & Distributors
Spin Holdco, Inc.	(11)	First Lien Debt	S +	4.00%	8.58%	3/4/2028	4,824	4,830	4,221	0.12
White Cap Buyer, LLC		First Lien Debt	S +	3.25%	7.58%	10/19/2029	2,432	2,433	2,414	0.07
								7,263	6,635	0.19
Transportation Infrastructure
Brown Group Holding, LLC	(12)	First Lien Debt	S +	2.50%	6.78%	7/1/2031	4,947	4,952	4,952	0.14
KKR Apple Bidco, LLC		First Lien Debt	S +	2.50%	6.83%	9/23/2031	7,313	7,292	7,294	0.21
								12,244	12,246	0.35
Wireless Telecommunication Services
CCI Buyer, Inc.	(7) (11)	First Lien Debt	S +	5.00%	9.30%	5/13/2032	37,793	37,421	37,421	1.08
CCI Buyer, Inc.	(11) (19)	First Lien Debt	S +	5.00%	9.30%	5/13/2032	—	(22)	(22)	—
Mobile Communications America, Inc.	(6) (7) (8) (10)	First Lien Debt	S +	5.00%	9.29%	10/16/2029	13,446	13,293	13,446	0.39
Mobile Communications America, Inc.	(6) (10) (19)	First Lien Debt	S +	5.00%	9.29%	10/16/2029	3,168	3,109	3,147	0.09
Mobile Communications America, Inc.	(6) (10) (19)	First Lien Debt	S +	5.00%	9.29%	10/16/2029	195	172	195	0.01
								53,973	54,187	1.56
Total Debt Investments - non-controlled/non-affiliated								$6,560,983	$6,511,697	187.11%
Debt Investments - non-controlled/affiliated
Professional Services
KWOR Acquisition, Inc.	(6) (10) (20)	Other Debt	S +	8.00% PIK	12.30%	2/28/2030	4,604	4,604	4,604	0.13
KWOR Acquisition, Inc.	(6) (10) (20)	Second Lien Debt	S +	6.25% (incl. 5.25% PIK)	10.58%	2/28/2030	13,579	13,579	13,579	0.39
KWOR Acquisition, Inc.	(6) (10) (19) (20)	First Lien Debt	S +	6.25% (incl. 5.25% PIK)	10.58%	2/28/2030	75	5	75	—
KWOR Acquisition, Inc.	(6) (10) (19) (20)	First Lien Debt	S +	6.25% (incl. 5.25% PIK)	10.58%	2/28/2030	111	8	111	—
								18,196	18,369	0.53
Total Debt Investments - non-controlled/affiliated								$18,196	$18,369	0.53%
Total Debt Investments								$6,579,179	$6,530,066	187.64%

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2025
(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Equity Investments - non-controlled/non-affiliated
Aerospace & Defense
PCX Holding Corp.	(6) (16) (18)	Common Equity		04/22/2021	1,154	$92	$104	—%

Automobile Components
Shelby Co-invest, LP (Spectrum Automotive)	(6) (16) (18)	Common Equity		06/29/2021	1,500	228	318	0.01
Wheel Pros, LLC	(16) (18)	Common Equity		12/02/2024	10,032	1,655	1,655	0.05
						1,883	1,973	0.06
Commercial Services & Supplies
Firebird Acquisition Corp, Inc.	(6) (16) (18)	Common Equity		02/03/2025	250,000	238	240	0.01
Procure Acquiom Financial, LLC (Procure Analytics)	(6) (16) (18)	Common Equity		12/20/2021	500,000	625	870	0.02
Surewerx Topco, LP	(6) (15) (16) (18)	Common Equity		12/28/2022	384	413	448	0.01
						1,276	1,558	0.04
Containers & Packaging
BP Purchaser, LLC	(6) (16) (18)	Common Equity		12/10/2021	1,383,156	878	—	—
BP Purchaser, LLC Rights	(6) (16) (18)	Common Equity		03/12/2024	1,666,989	75	—	—
FORTIS Solutions Group, LLC	(6) (16)	Preferred Equity	12.25%	06/24/2022	4,000,000	5,405	3,911	0.11
						6,358	3,911	0.11
Distributors
48Forty Solutions, LLC	(6) (7) (9) (16) (18)	Common Equity		11/01/2024	7,205	—	—	—
Diversified Consumer Services
Eclipse Topco, Inc.	(6) (16)	Preferred Equity	12.50% PIK	09/05/2024	310	3,058	3,083	0.09
LUV Car Wash	(6) (16) (18)	Common Equity		12/06/2022	1,383	1,330	876	0.03
						4,388	3,959	0.11
Electrical Equipment
Sparkstone Electrical Group	(6) (16) (18)	Common Equity		10/15/2024	1,500	150	105	—
Health Care Providers & Services
SDB Holdco, LLC	(6) (16) (18)	Common Equity		03/29/2024	14,561,479	—	—	—
Suveto Buyer, LLC	(6) (15) (16) (18)	Common Equity		11/19/2021	3,398	306	334	0.01
Vardiman Black Holdings, LLC	(6) (16)	Preferred Equity	6.00% PIK	03/29/2024	7,065,190	4,798	124	—
						5,104	458	0.01

Insurance Services
Amerilife Holdings, LLC	(6) (16) (18)	Common Equity		09/01/2022	9,880	273	669	0.02
Frisbee Holdings, LP (Fetch)	(6) (16) (18)	Common Equity		10/31/2022	33,276	424	814	0.02

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2025
(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Integrity Marketing Acquisition, LLC	(6) (16)	Preferred Equity		10.50%	12/21/2021	750,000	$1,068	$1,028	0.03%
							1,765	2,511	0.07

Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(6) (16) (18)	Common Equity			07/12/2021	5,196	317	231	0.01
Verdantas, LLC	(6) (16) (18)	Common Equity			05/03/2024	8,848	9	12	—
Verdantas, LLC	(6) (16)	Preferred Equity		10.00%	05/03/2024	875,952	984	1,173	0.03
							1,310	1,416	0.04
Real Estate Management & Development
Pritchard Industries, LLC	(6) (16) (18)	Common Equity			10/13/2021	332,248	352	296	0.01
Software
Cohesity Global, Inc.	(16)	Preferred Equity			12/09/2024	18,617	382	382	0.01
Fullsteam Operations, LLC	(6) (16) (18)	Common Equity			11/27/2023	45,080	1,520	3,765	0.11
Knockout Intermediate Holdings I, Inc.	(6) (16)	Preferred Equity		11.75%	06/25/2022	6,294	8,485	9,065	0.26
Revalize, Inc.	(6) (16)	Preferred Equity	S +	10.00%	12/29/2022	2,951	4,376	4,248	0.12
Reveal Data Solutions	(6) (16) (18)	Common Equity			08/29/2023	861,539	1,122	1,215	0.03
RSK Holdings, Inc. (Riskonnect)	(6) (16)	Preferred Equity	S +	10.50%	07/07/2022	10,679,200	15,031	15,805	0.45
							30,916	34,480	0.99
Total Equity Investments - non-controlled/non-affiliated							$53,594	$50,771	1.46%
Equity Investments - non-controlled/affiliated
Professional Services
KWOR Intermediate I, Inc.	(6) (16) (18) (20)	Common Equity			02/28/2025	2,785	1,069	1,069	0.03
KWOR Intermediate I, Inc.	(6) (16) (20)	Preferred Equity	S +	8.00% PIK	02/28/2025	2,978,848	2,979	2,979	0.09
							4,048	4,048	0.12
Total Equity Investments - non-controlled/affiliated							4,048	4,048	0.12
Total Equity Investments							57,642	54,819	1.58
Total Portfolio Investments							$6,636,821	$6,584,885	189.21%

Cash and Cash Equivalents and Short Term Investments
J.P. Morgan US Government Money Market Fund - Institutional Shares	4.18%	$46,464	$46,464	1.34%
Cash		143,533	143,533	4.12
Total Cash and Cash Equivalents and Short Term Investments		$189,997	$189,997	5.46%
Total Portfolio Investments, Cash and Cash Equivalents and Short Term Investments		$6,826,818	$6,774,882	194.67%

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2025
(In thousands, except share amounts)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments (including preferred equity investments) are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of June 30, 2025, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2025, the Company is an “affiliated person” of one of its portfolio companies, as indicated below.

(2)	Unless otherwise indicated, the Company's investments are pledged as collateral supporting the amounts outstanding under the ING Facility (as defined below). See Note 6 “Debt”.
(3)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either CORRA (“C”) or EURIBOR (“E”) or SOFR (“S”) or SONIA (“SA”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2025. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2025. As of June 30, 2025, the reference rates for our variable rate loans were the C at 2.75%, 1-month E at 1.93%, 1-month S at 4.32%, 3-month S at 4.29%, 6-month S at 4.15%, SA at 4.22% and the P at 7.50%.

(4)	Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$” or "USD”) unless otherwise noted, Euro (“€”), Great British Pound (“GBP”), or Canadian dollar (“CAD”).
(5)	The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(6)	These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Company’s Valuation Designee (the “Valuation Designee”), under the supervision of the Company’s Board of Directors (the “Board of Directors” or “Board”) (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(7)	Assets or a portion thereof are pledged as collateral for the JPM (as defined below). See Note 6 “Debt”.
(8)	Assets or a portion thereof are pledged as collateral for the Wells Funding Facility (as defined below). See Note 6 “Debt”.
(9)	Assets or a portion thereof are pledged as collateral for the CBNA Funding Facility (as defined below). See Note 6 “Debt”.
(10)	Loan includes interest rate floor of 1.00%.
(11)	Loan includes interest rate floor of 0.75%
(12)	Loan includes interest rate floor of 0.50%
(13)	The investment includes an exit fee that is receivable upon certain conditions being met. See Note 2 “Significant Accounting Policies”.
(14)	Investment was on non-accrual status as of June 30, 2025.
(15)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2025, non-qualifying assets represented 6.64% of total assets as calculated in accordance with regulatory requirements.

(16)
Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities”. As of June 30, 2025, the aggregate fair value of these securities is $54,819 or 1.58% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(17)	Position or portion thereof unsettled as of June 30, 2025.
(18)	Non-income producing security.
(19)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date started. See below for more information on the Company’s unfunded commitments as of June 30, 2025

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2025
(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
48Forty Solutions, LLC	Revolver	11/30/2029	$1,434	$(645)
AWP Group Holdings, Inc.	Delayed Draw Term Loan	08/23/2026	2,158	—
AWP Group Holdings, Inc.	Revolver	12/23/2030	3,273	—
Abacus Data Holdings, Inc. (AbacusNext)	Revolver	03/10/2027	600	—
Accel International Holdings, Inc.	Revolver	04/26/2032	4,216	(21)
Accordion Partners, LLC	Delayed Draw Term Loan	11/15/2026	7,450	(30)
Accordion Partners, LLC	Revolver	11/17/2031	5,913	(24)
Advarra Holdings, Inc.	Delayed Draw Term Loan	09/14/2026	1,191	—
Alert Media, Inc.	Revolver	04/12/2027	3,870	—
Amerilife Holdings, LLC	Delayed Draw Term Loan	06/17/2026	576	—
Amerilife Holdings, LLC	Delayed Draw Term Loan	02/28/2027	5,395	—
Amerilife Holdings, LLC	Revolver	08/31/2028	2,473	—
Answer Acquisition, LLC	Revolver	12/30/2026	2,334	(49)
Any Hour, LLC	Delayed Draw Term Loan	05/23/2026	3,127	(57)
Any Hour, LLC	Revolver	05/23/2030	797	(15)
Apex Service Partners, LLC	Revolver	10/24/2029	5,686	—
Apollo Acquisition, Inc.	Delayed Draw Term Loan	06/04/2027	10,476	(47)
Apollo Acquisition, Inc.	Revolver	12/30/2030	3,927	(18)
Appfire Technologies, LLC	Delayed Draw Term Loan	12/31/2025	1,610	—
Appfire Technologies, LLC	Delayed Draw Term Loan	06/28/2026	1,465	—
Appfire Technologies, LLC	Revolver	03/09/2028	623	—
Applitools, Inc.	Revolver	05/25/2028	1,600	(16)
Apryse Software Corp.	Revolver	06/26/2032	3,941	(39)
Aptean, Inc.	Delayed Draw Term Loan	02/14/2027	841	—
Aptean, Inc.	Revolver	01/30/2031	6,026	—
Arcoro Holdings Corp.	Revolver	03/28/2030	8,609	(291)
Artifact Bidco, Inc.	Delayed Draw Term Loan	05/22/2027	5,345	—
Artifact Bidco, Inc.	Revolver	07/26/2030	3,818	—
Ascend Partner Services, LLC	Delayed Draw Term Loan	08/09/2026	646	—
Ascend Partner Services, LLC	Revolver	08/11/2031	449	—
Assembly Intermediate, LLC	Revolver	10/19/2027	889	—
Associations, Inc.	Delayed Draw Term Loan	07/03/2028	567	—
Associations, Inc.	Revolver	07/03/2028	83	—
Atlas US Finco, Inc.	Revolver	12/11/2029	4,395	(37)
AuditBoard, Inc.	Delayed Draw Term Loan	07/12/2026	16,286	—

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2025
(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
AuditBoard, Inc.	Revolver	07/14/2031	$6,514	$—
Banyan Software Holdings, LLC	Delayed Draw Term Loan	01/02/2027	6,435	(64)
Banyan Software Holdings, LLC	Delayed Draw Term Loan	04/15/2027	5,652	(27)
Banyan Software Holdings, LLC	Revolver	01/02/2031	2,783	(28)
Bottomline Technologies, Inc.	Revolver	05/15/2028	1,733	—
Bradyplus Holdings, LLC	Delayed Draw Term Loan	10/31/2025	876	—
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	06/03/2026	1,017	(8)
Bullhorn, Inc.	Delayed Draw Term Loan	05/11/2026	770	—
Bullhorn, Inc.	Revolver	10/01/2029	399	—
CCI Buyer, Inc.	Revolver	05/13/2032	2,207	(22)
CLEO Communications Holding, LLC	Revolver	06/09/2027	5,358	—
COP Collisionright Parent, LLC	Delayed Draw Term Loan	01/29/2026	2,252	(11)
COP Collisionright Parent, LLC	Delayed Draw Term Loan	04/04/2027	6,693	(32)
COP Collisionright Parent, LLC	Revolver	01/29/2030	5,298	(26)
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	08/27/2026	2,206	—
CRCI Longhorn Holdings, Inc.	Revolver	08/27/2031	1,471	—
Caerus US 1, Inc.	Revolver	05/25/2029	3,525	(13)
Carr, Riggs and Ingram Capital, LLC	Delayed Draw Term Loan	11/18/2026	5,861	(15)
Carr, Riggs and Ingram Capital, LLC	Revolver	11/18/2031	3,400	(9)
Catalis Intermediate, Inc.	Revolver	08/04/2027	1,727	(24)
Cerity Partners, LLC	Delayed Draw Term Loan	06/07/2026	1,771	—
Cerity Partners, LLC	Delayed Draw Term Loan	01/21/2027	3,480	—
Cerity Partners, LLC	Revolver	07/28/2028	353	—
Chase Intermediate, LLC	Delayed Draw Term Loan	04/10/2027	4,160	(19)
Chase Intermediate, LLC	Revolver	10/30/2028	869	—
Cliffwater, LLC	Revolver	04/22/2032	2,036	(20)
ComPsych Investment Corp.	Delayed Draw Term Loan	07/23/2027	4,667	—
Consor Intermediate II, LLC	Delayed Draw Term Loan	05/10/2026	4,259	(5)
Consor Intermediate II, LLC	Revolver	05/12/2031	283	—
Coupa Holdings, LLC	Delayed Draw Term Loan	06/03/2027	851	—
Coupa Holdings, LLC	Revolver	02/27/2029	651	—
Cyara AcquisitionCo, LLC	Revolver	06/28/2029	3,832	—
DA Blocker Corp.	Delayed Draw Term Loan	02/10/2027	2,425	(6)
DA Blocker Corp.	Revolver	02/10/2032	566	(1)
Diligent Corporation	Delayed Draw Term Loan	04/30/2026	10,706	(21)
Diligent Corporation	Revolver	08/02/2030	6,602	(13)
Drivecentric Holdings, LLC	Revolver	08/15/2031	4,059	—
Dwyer Instruments, Inc.	Delayed Draw Term Loan	11/20/2026	2,020	(10)
Dwyer Instruments, Inc.	Revolver	07/20/2029	4,721	(24)

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2025
(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
E-Discovery AcquireCo, LLC	Revolver	08/29/2029	$2,903	$—
EVDR Purchaser, Inc.	Delayed Draw Term Loan	08/14/2025	11,946	—
EVDR Purchaser, Inc.	Revolver	02/14/2031	7,168	—
Eclipse Buyer, Inc.	Delayed Draw Term Loan	09/06/2026	1,417	—
Eclipse Buyer, Inc.	Revolver	09/08/2031	719	—
Emburse, Inc.	Delayed Draw Term Loan	05/28/2027	3,947	(5)
Emburse, Inc.	Revolver	05/28/2032	3,947	(10)
Energy Labs Holdings Corp.	Delayed Draw Term Loan	05/24/2026	1,981	(35)
Energy Labs Holdings Corp.	Revolver	04/07/2028	1,726	(30)
Espresso Bidco, Inc.	Delayed Draw Term Loan	03/25/2027	7,418	(111)
Espresso Bidco, Inc.	Revolver	03/25/2032	3,297	(49)
Essential Services Holding Corporation	Delayed Draw Term Loan	06/17/2026	5,154	—
Essential Services Holding Corporation	Revolver	06/17/2030	2,835	—
Everbridge Holdings, LLC	Delayed Draw Term Loan	07/02/2026	11,101	—
Everbridge Holdings, LLC	Revolver	07/02/2031	7,303	—
Excelitas Technologies Corp.	Delayed Draw Term Loan	05/01/2026	12,000	(120)
Excelitas Technologies Corp.	Revolver	08/14/2028	3,095	(15)
Express Wash Acquisition Company, LLC	Revolver	04/10/2031	335	(3)
FLS Holding, Inc.	Revolver	12/17/2027	455	(51)
FMG Suite Holdings, LLC	Revolver	10/30/2026	994	—
FORTIS Solutions Group, LLC	Revolver	10/15/2027	1,349	—
Firebird Acquisition Corp, Inc.	Delayed Draw Term Loan	01/31/2027	3,294	(33)
Firebird Acquisition Corp, Inc.	Revolver	02/02/2032	1,050	(11)
Formstack Acquisition, Co.	Delayed Draw Term Loan	03/30/2026	17,485	(483)
Formstack Acquisition, Co.	Revolver	03/28/2030	9,818	(271)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	02/26/2027	1,300	—
Foundation Risk Partners Corp.	Revolver	10/29/2029	4,283	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	08/25/2025	7,149	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	05/01/2026	10,125	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	06/30/2026	763	—
Fullsteam Operations, LLC	Revolver	11/27/2029	559	—
GC Waves Holdings, Inc.	Delayed Draw Term Loan	10/04/2026	8,918	—
GC Waves Holdings, Inc.	Revolver	10/04/2030	1,723	—
GI DI Cornfield Acquisition, LLC	Delayed Draw Term Loan	05/31/2026	16,333	(114)
GPS Merger Sub, LLC	Delayed Draw Term Loan	10/02/2026	3,668	—
GPS Merger Sub, LLC	Revolver	10/02/2029	2,934	—
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	03/26/2026	2,438	—
GS AcquisitionCo, Inc.	Revolver	05/25/2028	4,924	—
Galway Borrower, LLC	Delayed Draw Term Loan	02/06/2026	3,612	—

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2025
(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Galway Borrower, LLC	Revolver	09/29/2028	$2,445	$—
Gateway US Holdings, Inc.	Delayed Draw Term Loan	11/13/2026	1,225	—
Gateway US Holdings, Inc.	Revolver	09/22/2028	484	—
Granicus, Inc.	Delayed Draw Term Loan	01/17/2026	1,383	—
Granicus, Inc.	Revolver	01/17/2031	7,543	—
GraphPad Software, LLC	Delayed Draw Term Loan	06/28/2026	10,055	—
GraphPad Software, LLC	Revolver	06/30/2031	4,190	—
HSI Halo Acquisition, Inc.	Delayed Draw Term Loan	06/28/2026	3,759	—
HSI Halo Acquisition, Inc.	Revolver	06/28/2030	3,031	—
Heartland Veterinary Partners, LLC	Revolver	12/10/2026	1,298	—
Helios Service Partners, LLC	Delayed Draw Term Loan	07/24/2025	6,224	(33)
Helios Service Partners, LLC	Delayed Draw Term Loan	04/29/2026	2,286	(12)
Helios Service Partners, LLC	Revolver	03/19/2027	3,567	(19)
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	03/27/2026	11,236	—
High Street Buyer, Inc.	Delayed Draw Term Loan	03/11/2026	8,262	—
High Street Buyer, Inc.	Revolver	04/16/2027	915	—
Hootsuite, Inc.	Revolver	05/22/2030	2,100	(5)
Hyland Software, Inc.	Revolver	09/19/2029	3,699	—
IG Investment Holdings, LLC	Revolver	09/22/2028	3,736	(19)
Icefall Parent, Inc.	Revolver	01/25/2030	2,471	—
Imagine 360, LLC	Delayed Draw Term Loan	09/20/2026	1,884	(5)
Imagine 360, LLC	Revolver	10/02/2028	1,166	(3)
Inhabitiq, Inc.	Delayed Draw Term Loan	01/11/2027	4,784	(14)
Inhabitiq, Inc.	Revolver	01/12/2032	2,990	(8)
Inszone Mid, LLC	Delayed Draw Term Loan	07/24/2026	9,160	—
Inszone Mid, LLC	Revolver	11/30/2029	3,308	—
Integrity Marketing Acquisition, LLC	Revolver	08/25/2028	1,097	—
Invictus Buyer, LLC	Delayed Draw Term Loan	06/03/2026	2,531	—
Invictus Buyer, LLC	Revolver	06/03/2031	938	—
Iris Buyer, LLC	Revolver	10/02/2029	2,018	(5)
Jonathan Acquisition Company	Revolver	12/22/2025	961	—
KENG Acquisition, Inc.	Delayed Draw Term Loan	07/17/2026	3,173	(32)
KENG Acquisition, Inc.	Delayed Draw Term Loan	07/17/2026	1,912	(19)
KENG Acquisition, Inc.	Revolver	08/01/2029	3,040	(30)
LJ Avalon Holdings, LLC	Delayed Draw Term Loan	10/01/2025	1,020	—
LJ Avalon Holdings, LLC	Revolver	02/01/2029	486	—
LeadVenture, Inc.	Delayed Draw Term Loan	06/23/2027	1,200	(12)
LeadVenture, Inc.	Revolver	06/23/2032	896	(13)
LegitScript, LLC	Revolver	06/24/2028	3,984	—

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2025
(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Lightspeed Buyer, Inc.	Revolver	02/03/2027	$279	$—
LogRhythm, Inc.	Revolver	07/02/2029	682	(14)
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	08/29/2026	1,653	—
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	06/11/2027	2,215	(11)
MAI Capital Management Intermediate, LLC	Revolver	08/29/2031	954	—
MHE Intermediate Holdings, LLC	Revolver	07/21/2027	643	—
MRI Software, LLC	Delayed Draw Term Loan	09/04/2026	1,413	(6)
MRI Software, LLC	Revolver	02/10/2027	5,176	(23)
Magneto Components Buyco, LLC	Revolver	12/05/2029	7,930	(49)
Mantech International CP	Delayed Draw Term Loan	12/14/2025	1,560	—
Mantech International CP	Revolver	09/14/2028	4,800	—
Mobile Communications America, Inc.	Delayed Draw Term Loan	06/23/2027	3,970	(21)
Mobile Communications America, Inc.	Revolver	10/16/2029	2,007	—
Model N, Inc.	Delayed Draw Term Loan	06/26/2026	5,429	—
Model N, Inc.	Revolver	06/27/2031	2,896	—
Montana Buyer, Inc.	Revolver	07/22/2028	3,710	—
NDT Global Holding, Inc.	Delayed Draw Term Loan	06/04/2027	14,400	(71)
NDT Global Holding, Inc.	Revolver	06/04/2032	7,200	(71)
NSI Holdings, Inc.	Delayed Draw Term Loan	11/15/2026	4,079	(31)
NSI Holdings, Inc.	Revolver	11/17/2031	3,753	(29)
Nasuni Corporation	Revolver	09/10/2030	4,490	—
Netwrix Corporation And Concept Searching, Inc.	Revolver	06/11/2029	1,579	(8)
Oak Purchaser, Inc.	Revolver	04/28/2028	992	—
Onit, Inc.	Delayed Draw Term Loan	01/27/2027	13,889	(97)
Onit, Inc.	Revolver	01/27/2032	4,630	(32)
Optimizely North America, Inc.	Revolver	10/30/2031	2,665	(7)
PDI TA Holdings, Inc.	Revolver	02/03/2031	2,253	(2)
PMA Parent Holdings, LLC	Revolver	01/31/2031	240	(2)
PT Intermediate Holdings III, LLC	Delayed Draw Term Loan	04/08/2026	4,240	—
Pareto Health Intermediate Holdings, Inc.	Revolver	06/01/2029	10,788	—
Patriot Growth Insurance Services, LLC	Revolver	10/16/2028	468	—
Pound Bidco, Inc.	Delayed Draw Term Loan	04/24/2027	217	(1)
Pound Bidco, Inc.	Revolver	02/01/2027	325	(1)
Procure Acquireco, Inc. (Procure Analytics)	Delayed Draw Term Loan	10/31/2026	831	—
Procure Acquireco, Inc. (Procure Analytics)	Revolver	12/20/2028	952	—
Project Accelerate Parent, LLC	Revolver	02/24/2031	4,813	—
Project Boost Purchaser, LLC	Delayed Draw Term Loan	08/19/2025	1,247	—
Project Boost Purchaser, LLC	Revolver	05/02/2028	257	—
Project Potter Buyer, LLC	Revolver	04/23/2026	885	—

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2025
(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Pye-Barker Fire & Safety, LLC	Delayed Draw Term Loan	05/24/2026	$4,051	$—
Pye-Barker Fire & Safety, LLC	Revolver	05/24/2030	2,197	—
RFS Opco, LLC	Revolver	04/04/2029	16,813	—
Railpros Parent, LLC	Delayed Draw Term Loan	05/24/2027	7,579	(37)
Railpros Parent, LLC	Revolver	05/24/2032	3,789	(37)
Randy's Holdings, Inc.	Delayed Draw Term Loan	11/01/2025	1,764	—
Randy's Holdings, Inc.	Revolver	11/01/2029	710	—
Raptor Merger Sub Debt, LLC	Revolver	04/01/2029	2,442	(14)
Raven Acquisition Holdings, LLC	Delayed Draw Term Loan	11/19/2026	333	—
Real Chemistry Intermediate III, Inc.	Delayed Draw Term Loan	10/11/2027	8,500	(21)
Real Chemistry Intermediate III, Inc.	Revolver	04/12/2032	4,250	(21)
Redwood Services Group, LLC	Delayed Draw Term Loan	02/05/2026	588	(3)
Redwood Services Group, LLC	Delayed Draw Term Loan	01/03/2027	8,831	(44)
Revalize, Inc.	Revolver	04/15/2027	156	(8)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	03/30/2027	16,890	—
Ridge Trail US Bidco, Inc.	Revolver	03/31/2031	4,110	—
Riskonnect Parent, LLC	Delayed Draw Term Loan	03/01/2026	5,249	—
Riskonnect Parent, LLC	Revolver	12/07/2028	4,054	—
RoadOne IntermodaLogistics	Revolver	12/29/2028	27	(1)
Routeware, Inc.	Delayed Draw Term Loan	09/18/2026	2,080	(10)
Routeware, Inc.	Revolver	09/18/2031	409	(2)
Runway Bidco, LLC	Delayed Draw Term Loan	12/17/2026	4,486	(11)
Runway Bidco, LLC	Revolver	12/17/2031	2,243	(6)
SV Newco 2, Inc.	Delayed Draw Term Loan	05/31/2026	13,385	—
SV Newco 2, Inc.	Revolver	06/02/2031	13,231	—
Saturn Borrower, Inc.	Delayed Draw Term Loan	01/24/2027	6,428	(63)
Saturn Borrower, Inc.	Revolver	11/10/2028	2,584	(25)
Securonix, Inc.	Revolver	04/05/2029	5,281	(710)
Sherlock Buyer Corp.	Revolver	12/08/2027	2,978	(49)
Smarsh, Inc.	Delayed Draw Term Loan	01/31/2027	2,142	—
Smarsh, Inc.	Revolver	02/16/2029	921	—
Sonny's Enterprises, LLC	Revolver	08/05/2027	2,742	(147)
Spark Buyer, LLC	Delayed Draw Term Loan	10/15/2026	2,125	(53)
Spark Buyer, LLC	Revolver	10/15/2031	956	(24)
Spectrio, LLC	Revolver	12/09/2026	99	(13)
Spectrum Automotive Holdings Corp.	Delayed Draw Term Loan	03/24/2026	34	—
Spectrum Automotive Holdings Corp.	Delayed Draw Term Loan	04/28/2027	4,287	(20)
Spectrum Automotive Holdings Corp.	Revolver	06/29/2027	378	—
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	04/25/2026	1,813	(3)

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2025
(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	$1,250	$(2)
Superman Holdings, LLC	Delayed Draw Term Loan	08/28/2026	2,988	—
Superman Holdings, LLC	Revolver	08/29/2031	3,675	—
Surewerx Purchaser III, Inc.	Delayed Draw Term Loan	12/28/2025	451	(2)
Surewerx Purchaser III, Inc.	Revolver	12/28/2028	617	(3)
Suveto Buyer, LLC	Delayed Draw Term Loan	11/15/2026	680	(2)
Suveto Buyer, LLC	Revolver	09/09/2027	556	(2)
Sweep Purchaser, LLC	Revolver	06/30/2027	375	—
Tamarack Intermediate, LLC	Revolver	03/12/2029	2,946	—
Tank Holding Corp.	Revolver	03/31/2028	1,867	(99)
Thrive Buyer, Inc. (Thrive Networks)	Delayed Draw Term Loan	01/31/2027	11,241	(28)
Thrive Buyer, Inc. (Thrive Networks)	Revolver	02/02/2032	5,276	(13)
Tidi Legacy Products, Inc.	Delayed Draw Term Loan	12/21/2026	2,961	—
Tidi Legacy Products, Inc.	Revolver	12/19/2029	2,132	—
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2026	2,962	—
Transit Technologies, LLC	Revolver	08/20/2030	2,591	—
Trintech, Inc.	Revolver	07/25/2029	4,336	(22)
Triple Lift, Inc.	Revolver	05/05/2028	1,714	(76)
Trunk Acquisition, Inc.	Delayed Draw Term Loan	12/20/2026	326	—
Trunk Acquisition, Inc.	Revolver	02/19/2030	1,071	—
Two Six Labs, LLC	Delayed Draw Term Loan	10/09/2025	5,000	—
Two Six Labs, LLC	Revolver	08/20/2027	476	—
UHY Advisors, Inc.	Delayed Draw Term Loan	11/22/2026	7,727	—
UHY Advisors, Inc.	Revolver	11/21/2031	2,045	—
UpStack, Inc.	Delayed Draw Term Loan	08/23/2026	1,700	(13)
UpStack, Inc.	Revolver	08/25/2031	659	(5)
V Global Holdings, LLC	Revolver	12/22/2027	457	(29)
VRC Companies, LLC	Revolver	06/29/2027	959	—
Vamos Bidco, Inc.	Delayed Draw Term Loan	01/30/2027	4,837	(12)
Vamos Bidco, Inc.	Revolver	01/30/2032	1,451	(4)
Vardiman Black Holdings, LLC	Delayed Draw Term Loan	03/29/2026	66	(5)
Vehlo Purchaser, LLC	Delayed Draw Term Loan	10/05/2025	2,252	—
Vehlo Purchaser, LLC	Delayed Draw Term Loan	12/18/2026	4,000	(20)
Vehlo Purchaser, LLC	Revolver	05/24/2028	411	—
Vensure Employer Services, Inc.	Delayed Draw Term Loan	09/27/2026	2,963	—
Verdantas, LLC	Delayed Draw Term Loan	11/08/2026	3,129	(8)
Verdantas, LLC	Revolver	05/06/2030	1,840	(5)
Vertex Service Partners, LLC	Delayed Draw Term Loan	10/01/2026	1,010	—
Vertex Service Partners, LLC	Revolver	11/08/2030	508	—

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2025
(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	07/24/2026	$6,900	$—
Vessco Midco Holdings, LLC	Revolver	07/24/2031	3,771	—
Victors Purchaser, LLC	Delayed Draw Term Loan	08/15/2026	2,102	—
Victors Purchaser, LLC	Revolver	08/15/2031	1,535	—
World Insurance Associates, LLC	Revolver	04/03/2030	970	—
YI, LLC	Revolver	12/03/2029	2,795	(11)
Zarya Intermediate, LLC	Revolver	07/01/2027	3,789	—
iCIMS, Inc.	Revolver	08/18/2028	522	—
Total First Lien Debt Unfunded Commitments – non-controlled/non-affiliated			$969,834	$(5,416)
First Lien Debt — non-controlled/affiliated
KWOR Acquisition, Inc.	Delayed Draw Term Loan	02/28/2027	$3,019	$—
KWOR Acquisition, Inc.	Revolver	02/28/2030	2,214	—
Total First Lien Debt Unfunded Commitments — non-controlled/affiliated			$5,233	$—
Total Unfunded Commitments			$975,067	$(5,416)
The accompanying notes are an integral part of these unaudited consolidated financial statements

(20) As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns, either directly or indirectly, 5% or more of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the six months ended June 30, 2025 were as follows:

	Fair Value as of December 31, 2024	Gross Additions (b)	Gross Reductions (c)	Net Change in Unrealized Gains (Losses)	Net Realized Gain (Loss)	Fair Value as of June 30, 2025	Interest, Dividend and Other Income
KWOR Acquisition, Inc. (a)	$—	$22,243	$—	$174	$—	$22,417	$695
Total	$—	$22,243	$—	$174	$—	$22,417	$695

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

North Haven Private Income Fund LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2025
(In thousands, except share amounts)

Additional Information

					Interest Rate Swaps(a)(b)(c)
Counterparty	Hedged Instrument	Company Receives	Company Pays		Maturity Date	Notional Amount	Fair Value	Upfront Payments / Receipts	Change in Unrealized Appreciation(Depreciation)
SMBC Capital Markets, Inc.	Series A 2026 Notes	8.10%	S+	6.96%	03/16/2026	204,000	$(967)	$—	$120
SMBC Capital Markets, Inc.	Series A 2028 Notes	8.13%	S+	4.88%	03/16/2028	146,000	(193)	—	2,327
SMBC Capital Markets, Inc.	Series B 2026 Notes	8.84%	S+	6.12%	08/10/2026	107,000	(505)	—	322
SMBC Capital Markets, Inc.	Series B 2028 Notes	8.88%	S+	5.56%	08/10/2028	128,000	(74)	—	2,434
SMBC Capital Markets, Inc.	Series C 2027 Notes	8.92%	S+	4.49%	03/01/2027	136,500	1,659	—	916
SMBC Capital Markets, Inc.	Series C 2029 Notes	9.07%	S+	4.77%	03/01/2029	163,500	4,449	—	3,510
MUFG Bank, Ltd.	Series D 2027 Notes	6.84%	S+	3.46%	08/05/2027	100,000	142	—	1,002
MUFG Bank, Ltd.	Series D 2029 Notes	6.91%	S+	3.48%	08/05/2029	200,000	485	—	4,349
						1,185,000	$4,996	$—	$14,980

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
(c)The Company's interest rate swaps are cleared over-the-counter.

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

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Securonix, Inc.	(6) (7) (8) (11)	First Lien Debt	S +	7.00% (incl. 3.75% PIK)	12.34%	04/05/2028	30,014	$29,269	$27,358	0.84%
Securonix, Inc.	(6) (11) (19)	First Lien Debt	S +	7.00% (incl. 3.75% PIK)	12.34%	04/05/2028	122	(5)	(356)	(0.01)
Sophia, L.P.	(12)	First Lien Debt	S +	3.00%	7.36%	10/09/2029	4,339	4,337	4,364	0.13
Trunk Acquisition, Inc.	(6) (7) (8) (10)	First Lien Debt	S +	6.00%	10.48%	02/19/2030	11,086	11,026	11,028	0.34
Trunk Acquisition, Inc.	(6) (7) (10)	First Lien Debt	S +	6.00%	10.48%	02/19/2030	2,156	2,134	2,134	0.07
Trunk Acquisition, Inc.	(6) (10) (19)	First Lien Debt	S +	6.00%	10.48%	02/19/2030	—	(11)	(11)	—
Trunk Acquisition, Inc.	(6) (10) (19)	First Lien Debt	S +	6.00%	10.48%	02/19/2026	—	(4)	(6)	—
UKG, Inc.		First Lien Debt	S +	3.00%	7.33%	02/10/2031	4,975	4,986	5,007	0.15
Veritas US, Inc.		First Lien Debt	P +	11.50%	19.25%	12/09/2029	842	840	837	0.03
Vision Solutions, Inc.	(12)	First Lien Debt	S +	4.00%	8.85%	04/24/2028	4,850	4,849	4,767	0.15
								1,251,407	1,250,178	38.22
Specialty Retail
Les Schwab Tire Centers	(12)	First Lien Debt	S +	3.00%	7.36%	04/23/2031	6,847	6,853	6,875	0.21
Textiles, Apparel & Luxury Goods
Varsity Brands, Inc.	(14)	First Lien Debt	S +	3.75%	8.27%	08/26/2031	3,000	3,011	3,001	0.09
Trading Companies & Distributors
Spin Holdco, Inc.	(11)	First Lien Debt	S +	4.00%	8.71%	03/04/2028	4,849	4,856	4,072	0.12
White Cap Buyer, LLC		First Lien Debt	S +	3.25%	7.61%	10/19/2029	2,444	2,446	2,446	0.07
								7,302	6,518	0.20
Transportation Infrastructure
Brown Group Holding, LLC	(12)	First Lien Debt	S +	2.50%	7.00%	07/01/2031	4,975	4,981	4,986	0.15
KKR Apple Bidco, LLC	(12)	First Lien Debt	S +	2.75%	7.22%	09/22/2028	4,850	4,846	4,872	0.15
								9,827	9,858	0.30
Wireless Telecommunication Services
CCI Buyer, Inc.	(11)	First Lien Debt	S +	4.00%	8.33%	12/17/2027	4,889	4,852	4,887	0.15
Mobile Communications America, Inc.	(6) (7) (8) (10)	First Lien Debt	S +	5.25%	9.78%	10/16/2029	13,514	13,346	13,514	0.41
Mobile Communications America, Inc.	(6) (10) (19)	First Lien Debt	S +	5.25%	9.78%	10/16/2029	840	808	840	0.03
Mobile Communications America, Inc.	(6) (10) (19)	First Lien Debt	S +	5.25%	9.78%	10/16/2029	550	525	550	0.02
								19,531	19,791	0.61
Total Debt Investments								$6,045,815	$6,020,987	184.06%

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Equity Investments
Aerospace & Defense
PCX Holding Corp.	(6) (16) (18)	Common Equity		07/15/2024	1,154	92	79	—
Automobile Components
Shelby Co-invest, LP (Spectrum Automotive)	(6) (16) (18)	Common Equity		07/15/2024	1,500	228	258	0.01

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Wheel Pros, LLC	(16) (18)	Common Equity		12/02/2024	10,032	$1,655	$1,655	0.05%
						1,883	1,913	0.06
Commercial Services & Supplies
Encore Holdings, LLC	(6) (16) (18)	Common Equity		07/15/2024	602	194	221	0.01
Procure Acquiom Financial, LLC (Procure Analytics)	(6) (16) (18)	Common Equity		07/15/2024	500,000	625	735	0.02
Surewerx Topco, LP	(6) (15) (16) (18)	Common Equity		12/28/2022	384	413	512	0.02
						1,232	1,468	0.04
Containers & Packaging
BP Purchaser, LLC	(6) (16) (18)	Common Equity		07/15/2024	1,383,156	878	659	0.02
BP Purchaser, LLC Rights	(6) (16) (18)	Common Equity		07/15/2024	1,666,989	76	83	—
FORTIS Solutions Group, LLC	(6) (16)	Preferred Equity	12.25%	06/24/2022	4,000,000	5,064	3,920	0.12
						6,018	4,662	0.14
Distributors
48Forty Solutions, LLC	(6) (7) (9) (16) (18)	Common Equity		11/01/2024	7,205	—	—	—
Diversified Consumer Services
Eclipse Topco, Inc.	(6) (16)	Preferred Equity	12.50% PIK	09/05/2024	310	3,048	3,036	0.09
LUV Car Wash	(6) (16) (18)	Common Equity		12/06/2022	1,383	1,331	933	0.03
						4,379	3,969	0.12
Electrical Equipment
Sparkstone Electrical Group	(6) (16) (18)	Common Equity		10/15/2024	1,500	150	150	—
Health Care Providers & Services
SDB Holdco, LLC	(6) (16) (18)	Common Equity		03/29/2024	14,561,479	—	—	—
Suveto Buyer, LLC	(6) (15) (16) (18)	Common Equity		07/15/2024	3,398	306	330	0.01
Vardiman Black Holdings, LLC	(6) (16)	Preferred Equity	6.00% PIK	03/29/2024	7,065,190	4,798	2,462	0.08
						5,104	2,792	0.09
Insurance Services
Amerilife Holdings, LLC	(6) (16) (18)	Common Equity		09/01/2022	9,880	273	590	0.02
Frisbee Holdings, LP (Fetch)	(6) (16) (18)	Common Equity		10/31/2022	33,276	424	535	0.02
Integrity Marketing Acquisition, LLC	(6) (16)	Preferred Equity	10.50%	07/15/2024	750,000	1,013	998	0.03
						1,710	2,123	0.06
IT Services
CSC Thrive Holdings, LP (Thrive Networks)	(6) (16) (18)	Common Equity		07/15/2024	54,103	282	361	0.01
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(6) (16) (18)	Common Equity		07/15/2024	21,459	332	286	0.01
Verdantas, LLC	(6) (16) (18)	Common Equity		05/03/2024	8,848	9	11	—
Verdantas, LLC	(6) (16)	Preferred Equity	10.00%	05/03/2024	875,952	936	1,060	0.03
						1,277	1,357	0.04

North Haven Private Income Fund LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Real Estate Management & Development
Pritchard Industries, LLC	(6) (16) (18)	Common Equity			10/13/2021	332,248	$352	$312	0.01%
Software
Cohesity Global, Inc.	(16)	Preferred Equity			12/09/2024	18,617	382	382	0.01
Fullsteam Operations, LLC	(6) (16) (18)	Common Equity			11/27/2023	45,080	1,520	3,630	0.11
Knockout Intermediate Holdings I, Inc.	(6) (16)	Preferred Equity		11.75%	06/25/2022	9,990	13,135	13,549	0.41
Reorganized Mobileum Grandparent, LLC	(6) (16) (18)	Common Equity			09/12/2024	234,896	—	—	—
Revalize, Inc.	(6) (16)	Preferred Equity	S +	10.00%	12/14/2021	2,951	4,076	4,281	0.13
Reveal Data Solutions	(6) (16) (18)	Common Equity			08/29/2023	861,539	1,122	1,413	0.04
RSK Holdings, Inc. (Riskonnect)	(6) (16)	Preferred Equity	S +	10.50%	07/07/2022	10,679,200	15,031	15,591	0.48
							35,266	38,846	1.19
Total Equity Investments							$57,745	$58,032	1.77%
Total Portfolio Investments							$6,103,560	$6,079,019	185.84%

Investments non - controlled/non - affiliated
Cash and Cash Equivalents
J.P. Morgan US Government Money Market Fund	$58,216	$58,216	1.78%
Cash	159,788	159,788	4.88
Total Cash and Cash Equivalents	$218,004	$218,004	6.66%
Total Portfolio Investments, Cash and Cash Equivalents	$6,321,564	$6,297,023	192.50%

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
(3)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either CORRA (“C”) or EURIBOR (“E”), or SOFR (“S”) or SONIA (“SA”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2024. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2024. As of December 31, 2024, the reference rates for our variable rate loans were the C at 3.32%, 1-month E at 2.85%, 1-month S at 4.33%, 3-month S at 4.31%, 6-month S at 4.25%,SA at 4.70% and the P at 7.50%.

(4)	Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$” or "USD”) unless otherwise noted, Euro (“€”), Great British Pound (“GBP”), or Canadian dollar (“CAD”).
(5)	The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(6)	These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Company’s Valuation Designee (the “Valuation Designee”), under the supervision of the Company’s Board of Directors (the “Board of Directors” or “Board”) (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(7)	Assets or a portion thereof are pledged as collateral for the JPM (as defined below). See Note 6 “Debt”.
(8)	Assets or a portion thereof are pledged as collateral for the Wells Funding Facility (as defined below). See Note 6 “Debt”.
(9)	Assets or a portion thereof are pledged as collateral for the CBNA Funding Facility (as defined below). See Note 6 “Debt”.
(10)	Loan includes interest rate floor of 1.00%.
(11)	Loan includes interest rate floor of 0.75%
(12)	Loan includes interest rate floor of 0.50%
(13)	The investment includes an exit fee that is receivable upon certain conditions being met. See Note 2 “Significant Accounting Policies”.
(14)	Position or portion thereof unsettled as of December 31, 2024.
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
June 30, 2025
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
Certain prior period information has been reclassified to conform to the current period presentation. The reclassification has no effect on the Company’s consolidated financial position, or the consolidated results of operations as previously reported.
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
The Company has formed wholly owned subsidiaries for the purpose of holding certain investments in portfolio companies made by the Company. As of June 30, 2025, the Company’s wholly owned subsidiaries were formed as Delaware limited liability companies and included: PIF CA SPV LLC (“CA SPV”), NHPIF Equity Holdings SPV LLC (“Equity Holdings”), PIF Financing SPV LLC (“Financing SPV”), PIF Financing II SPV LLC (“Financing II SPV”), Broadway Funding Holdings LLC (“Broadway Holdings”), SLIC Financing SPV LLC (“SLIC Financing SPV”), SLIC CA SPV LLC (“SLIC CA”), SLIC Equity Holdings LLC (“SLIC Equity Holdings”), NHPIF SPV LLC (“NHPIF SPV”) and NHPIF SPV 2 LLC ( “NHPIF SPV 2” and, collectively with CA SPV, Equity Holdings, Financing SPV, Financing II SPV, Broadway Holdings, SLIC Financing SPV, SLIC CA, SLIC Equity Holdings and NHPIF SPV the “subsidiaries”), The Company consolidates its wholly owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary’s formation.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less, and restricted cash pledged as collateral. Cash and cash equivalents are carried at cost, which approximates fair value. The Company deposits its cash and cash equivalents with financial institutions and, at times, may exceed the Federal Deposit Insurance Corporation insured limit.
Money Market Funds
Investments in money market funds are valued at NAV per share and are included in Investments in unaffiliated money market fund in the Consolidated Statement of Financial Condition.
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
As of both June 30, 2025 and December 31, 2024, the Company had certain investments in five portfolio companies that were on non-accrual status. The amortized cost of investments on non-accrual status as of June 30, 2025 and December 31, 2024 was $73,050 and $29,237, respectively.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three and six months ended June 30, 2025 the Company accrued $— and $— of U.S. federal excise tax, respectively. For the three and six months ended June 30, 2024 the Company accrued $— and $15 of U.S. federal excise tax, respectively.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense.
Segment Reporting
The Company operates through a single operating and reporting segment with an investment objective to generate current income and, to a lesser extent, capital appreciation, primarily from directly originated senior secured term loans. The Company’s chief operating decision maker (the “CODM”) includes the Chief Executive Officer, President, Chief Financial Officer, and Chief Operating Officer. The CODM uses the net increase (decrease) in net assets resulting from operations to assess the performance and makes operating decisions of the Company. The evaluation of this metric is used in determining the Company’s distribution policy, portfolio construction and deployment, and strategic initiatives. Segment assets are reflected on the accompanying Consolidated Statements of Financial Condition as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.
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
(3)RELATED PARTY TRANSACTIONS
Investment Advisory Agreement
On November 4, 2021, the Company entered into an investment advisory agreement with our Adviser (the “Investment Advisory Agreement”). The Investment Advisory Agreement had an initial term of two years and continues thereafter from year to year if approved annually by the Board of Directors or the Company’s unitholders, including, in each case, a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”). The renewal of the Investment Advisory Agreement was most recently approved in August 2025.
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
For the three and six months ended June 30, 2025, base management fees were $7,259, and $13,794, net of waiver, respectively. For the three and six months ended June 30, 2024, base management fees were $9,045 and $16,942, net of waiver, respectively. As of June 30, 2025 and December 31, 2024, $7,259 and $7,337, respectively, was payable to the Investment Adviser relating to base management fees.
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
For the three and six months ended June 30, 2025, income-based incentive fees were $7,947, and $15,558, net of waiver, respectively. For the three and six months ended June 30, 2024, income based fees were $6,543 and $15,354, net of waiver, respectively. As of June 30, 2025 and December 31, 2024, $7,947 and $8,399, respectively, was payable to the Investment Adviser relating to income-based incentive fees.
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
For the three and six months ended June 30, 2025, and 2024, there were no capital gains incentive fees accrued to the Investment Adviser.
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
Administration Agreement
MS Private Credit Administrative Services LLC (the “Administrator”) is the administrator of the Company pursuant to the administration agreement between the Company and the Administrator dated November 4, 2021 (the “Administration Agreement”). The Administrator is an indirect, wholly owned subsidiary of Morgan Stanley. Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements from the Company for its costs and expenses and the Company’s allocable portion of overhead costs incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the cost of its Chief Financial Officer and Chief Compliance Officer. Reimbursement under the Administration Agreement occurs quarterly in arrears. The Administration Agreement had an initial term of two years and continues thereafter from year to year if approved annually by the Board of Directors, which most recently re-approved in August 2025.
For the three and six months ended June 30, 2025, the Company incurred $50 and $54, respectively, of expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations. For the three and six months ended June 30, 2024, the Company incurred $20 and $52, respectively, of expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations. Amounts unpaid and included in the payable to affiliates on the Consolidated Statements of Financial Condition as of June 30, 2025 and December 31, 2024 were $50 and $88, respectively.
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
For the three and six months ended June 30, 2025, the Company incurred $7,384, and $14,547 expenses, respectively, under the MSDI Agreement, which were recorded in servicing fees on the Consolidated Statements of Operations. For the three and six months ended June 30, 2024, the Company incurred $6,151 and $11,521 expenses, respectively, under the MSDI Agreement, which were recorded in servicing fees on the Consolidated Statements of Operations.Amounts unpaid and included in the accrued expenses and other liabilities on the Consolidated Statements of Financial Condition as of June 30, 2025 and December 31, 2024 were $5,643 and $5,211, respectively.
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

For the three and six months ended June 30, 2025, the Company did not incur any organization costs, offering costs or expense support. For the three and six months ended June 30, 2025, the Investment Adviser recaptured $0 of previously waived amounts from the Company. As of June 30, 2025, the Company had reimbursed the Investment Adviser all organization and offering costs incurred and there were no organization and offering costs payable on the Consolidated Statements of Financial Condition.
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
MS Credit Partners Holdings, Inc. Investment
MS Credit Partners Holdings, Inc. (“MS Credit Partners Holdings”), a wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, has entered into subscription agreements and has made an aggregate capital contribution of $25,000, in exchange for 1,256,051 Units. MS Credit Partners Holdings has no further capital, liquidity or other financial obligation to the Company beyond this equity investment.
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
The composition of the Company’s investment portfolio was as follows:

	June 30, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$6,537,360	$6,488,827	98.5%	$6,022,749	$5,997,696	98.6%
Second Lien Debt	30,428	30,181	0.5	16,613	16,771	0.3
Other Debt Investments	11,391	11,058	0.2	6,453	6,520	0.1
Equity	57,642	54,819	0.8	57,745	58,032	1.0
Total	$6,636,821	$6,584,885	100.0%	$6,103,560	$6,079,019	100.0%

The industry composition of investments at fair value was as follows:

	June 30, 2025	December 31, 2024 (1)
Aerospace & Defense	1.4%	1.5%
Air Freight & Logistics	0.9	0.9
Automobile Components	1.5	1.6
Automobiles	2.4	2.1
Beverages	0.2	—
Biotechnology	0.6	0.6
Building Products	0.3	0.3

Capital Markets	0.1	—
Chemicals	1.2	1.3
Commercial Services & Supplies	8.6	8.5
Construction & Engineering	2.0	2.0
Consumer Staples Distribution & Retail	0.7	0.7
Containers & Packaging	1.1	1.1
Distributors	2.3	2.8
Diversified Consumer Services	5.2	5.7
Electric Utilities	0.1	0.1
Electrical Equipment	0.5	0.1
Electronic Equipment, Instruments & Components	3.6	3.4
Entertainment (2)	—	0.1
Financial Services	3.5	3.1
Food Products (2)	—	0.1
Ground Transportation	0.7	0.6
Health Care Equipment & Supplies	1.0	1.2
Health Care Providers & Services	5.8	6.5
Health Care Technology	1.8	2.0
Household Durables	0.1	0.1
Independent Power and Renewable Electricity Producers	0.1	—
Industrial Conglomerates	2.4	2.5
Insurance Services	10.3	11.0
Interactive Media & Services	0.7	0.7
IT Services	5.2	5.0
Leisure Products	0.1	0.1
Life Sciences Tools & Services	0.4	0.7
Machinery	2.0	1.7
Media	0.2	0.1
Multi-Utilities	1.4	1.5
Pharmaceuticals	1.0	0.7
Professional Services	5.1	5.6
Real Estate Management & Development	2.4	2.2
Software	21.7	21.0
Specialty Retail	0.1	0.1
Textiles, Apparel & Luxury Goods	0.2	0.1
Trading Companies & Distributors	0.1	0.1
Transportation Infrastructure	0.2	0.2
Wireless Telecommunication Services	0.8	0.3
Total	100.0%	100.0%

(1) The Company reclassified certain industry groupings of its portfolio companies presented in the consolidated financial statements as of December 31, 2024 to align with the recently updated GICS, where applicable. These reclassifications had no impact on the prior period’s Consolidated Statement of Financial Condition.
(2) Rounds to 0.
The geographic composition of investments at cost and fair value was as follows:

	June 30, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Australia	$64,426	$65,069	1.0%	$35,737	$36,465	0.6%
Canada	115,848	117,036	1.8	118,951	119,346	2.0
United Kingdom	46,656	47,210	0.7	46,293	45,550	0.7
United States	6,409,891	6,355,570	96.5	5,902,579	5,877,658	96.7
Total	$6,636,821	$6,584,885	100.0%	$6,103,560	$6,079,019	100.0%
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
Pursuant to the framework set forth above, the Company values securities traded in active markets on the measurement date by multiplying the exchange closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. The Company may also obtain quotes with respect to certain investments from pricing services, brokers or dealers’ quotes, or counterparty marks in order to value liquid assets that are not traded in active markets. Pricing services aggregate, evaluate and report pricing from a variety of sources including observed trades of identical or similar securities, broker or dealer quotes, model-based valuations and internal fundamental analysis and research. When doing so, the Company determines whether the quote obtained is sufficient according to U.S. GAAP to determine the fair value of the security. If determined adequate, the Company uses the quote obtained.
The valuation of investments which are illiquid or for which the pricing source, agent, service, and/or broker (as applicable) does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Valuation Designee or the Board, does not represent fair value, will each be valued as determined in good faith by the Valuation Designee, based on, among other things, the input of the Valuation Firms (as defined below). As part of the valuation process, the Valuation Designee takes into account relevant factors and appropriate techniques in determining the fair value of the Company’s investments, with the assistance of the independent valuation firms (“Valuation Firms”). The valuation techniques may vary by investment but include comparable public market valuations, comparable precedent transaction valuations and the discounted cash flow analyses. Non-controlled debt investments are generally fair valued using the discounted cash flow technique. Expected cash flows are projected based on contractual terms and discounted back to the measurement date based on a discount rate. Discount rate is determined based upon an assessment of current and expected yields for similar investments and risk profiles. Non-controlled equity investments are generally fair valued using a market approach and/or an income approach. The market approach typically utilizes market value multiples of comparable publicly traded companies. The income approach typically utilizes a discounted cash flow analysis of the portfolio company. The Valuation Designee, under the supervision of the Board of Directors undertakes a multi-step valuation process each quarter, as described below:

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
The Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.
The following tables present the fair value hierarchy of the investments as of:

	June 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$660,826	$5,828,001	$6,488,827	$—	$555,530	$5,442,166	$5,997,696
Second Lien Debt	—	14,480	15,701	30,181	—	14,659	2,112	16,771
Other Debt Investments	—	—	11,058	11,058	—	—	6,520	6,520
Equity	—	2,037	52,782	54,819	—	2,037	55,995	58,032
Total Investments	$—	$677,343	$5,907,542	$6,584,885	$—	$572,226	$5,506,793	$6,079,019
Cash and cash equivalents	$143,533	$—	$—	$143,533	$159,788	$—	$—	$159,788
Unaffiliated money market	$46,464	$—	$—	$46,464	$58,216	$—	$—	$58,216

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended June 30, 2025:

	First Lien Debt	Second Lien Debt	Other Debt	Equity	Total Investments
Fair value, beginning of period	$5,546,968	$15,367	$10,828	$53,815	$5,626,978
Purchases of investments (1)	498,261	2	—	—	498,263
Proceeds from principal repayments and sales of investments (2)	(219,684)	—	—	—	(219,684)
Accretion of discount/amortization of premium	5,258	—	26	—	5,284
Payment-in-kind	4,386	193	274	746	5,599
Net change in unrealized appreciation (depreciation)	(7,236)	139	(70)	(1,779)	(8,946)
Net realized gains (losses)	48	—	—	—	48
Transfers into/out of Level 3 (3)	—	—	—	—	—
Fair value, end of period	$5,828,001	$15,701	$11,058	$52,782	$5,907,542

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2025	$(7,094)	$139	$(70)	$(1,779)	$(8,804)
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
The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the six months ended June 30, 2025:

	First Lien Debt	Second Lien Debt	Other Debt	Equity	Total Investments
Fair value, beginning of period	$5,442,166	$2,112	$6,520	$55,995	$5,506,793
Purchases of investments (1)	900,215	13,407	4,468	4,286	922,376
Proceeds from principal repayments and sales of investments (2)	(515,857)	—	—	(8,473)	(524,330)
Accretion of discount/amortization of premium	11,358	1	63	—	11,422
Payment-in-kind	10,865	211	406	966	12,448
Net change in unrealized appreciation (depreciation)	(15,885)	(30)	(399)	(3,111)	(19,425)
Net realized gains (losses)	(6,930)	—	—	3,119	(3,811)
Transfers into/out of Level 3 (3)	2,069	—	—	—	2,069
Fair value, end of period	$5,828,001	$15,701	$11,058	$52,782	$5,907,542

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2025	$(14,079)	$(30)	$(66)	$(3,005)	$(17,180)
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
The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended June 30, 2024:

	First Lien Debt	Second Lien Debt	Other Securities	Equity	Total Investments
Fair value, beginning of period	$3,232,737	$755	$2,508	$36,907	$3,272,907
Purchases of investments	629,396	—	2,885	885	633,166
Proceeds from principal repayments and sales of investments	(165,795)	—	—	—	(165,795)
Accretion of discount/amortization of premium	4,141	—	4	—	4,145
Payment-in-kind	3,112	9	63	2,009	5,193
Net change in unrealized appreciation (depreciation)	8,111	7	(4)	255	8,369
Net realized gains (losses)	(4)	—	—	—	(4)
Transfers into/out of Level 3	—	—	—	—	—
Fair value, end of period	$3,711,698	$771	$5,456	$40,056	$3,757,981

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2024	$6,492	$7	$(4)	$255	$6,750

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the six months ended June 30, 2024:

	First Lien Debt	Second Lien Debt	Other Securities	Equity	Total Investments
Fair value, beginning of period	$2,710,858	$21,708	$2,484	$33,352	$2,768,402
Purchases of investments (1)	1,240,870	264	2,885	4,260	1,248,279
Proceeds from principal repayments and sales of investments (1)	(252,550)	(16,500)	—	—	(269,050)
Accretion of discount/amortization of premium	7,228	392	7	—	7,627
Payment-in-kind	5,326	9	87	3,049	8,471
Net change in unrealized appreciation (depreciation)	10,962	(5,102)	(7)	(605)	5,248
Net realized gains (losses)	(1,861)	—	—	—	(1,861)
Transfers into/out of Level 3 (2)	(9,135)	—	—	—	(9,135)
Fair value, end of period	$3,711,698	$771	$5,456	$40,056	$3,757,981

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2024	$9,322	$(5,725)	$(7)	$(605)	$2,985
(1) Includes transactions relating to restructurings.
(2) Transfer of portfolio investments within the three-level hierarchy is recorded during the period of such reclassification occurrence at the fair value as of the beginning of the respective period. Generally, reclassifications are primarily due to increase/decrease of price transparency.
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of June 30, 2025 and December 31, 2024 , respectively. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	June 30, 2025
	Fair Value	Valuation Technique (2)	Significant Unobservable Input	Range (1)		Weighted Average (3)
				Low	High
Investments in first lien debt	$5,817,261	Yield Analysis	Discount Rate	7.09%	27.46%	9.72%
	10,740	Market Approach	EBITDA Multiple	8.25x	10.00x	9.77x
Investments in second lien debt	2,120	Yield Analysis	Discount Rate	10.34%	15.29%	13.42%
	13,581	Market Approach	EBITDA Multiple			8.25x
Other debt	6,426	Yield Analysis	Discount Rate	14.45%	15.20%	14.81%
	4,632	Market Approach	EBITDA Multiple	8.25x	9.00x	8.25x
Preferred equity	28,074	Income Approach	Discount Rate	11.84%	16.26%	13.88%
	13,341	Market Approach	EBITDA Multiple	8.25x	14.75x	11.84x
Common equity	4,980	Market Approach	Revenue Multiple	12.70x	22.25x	15.03x
	6,387	Market Approach	EBITDA Multiple	1.50x	19.00x	11.45x
Total Investments	$5,907,542

(1) For an asset category that contains a single investment, the range is not included.
(2) During the six months ended June 30, 2025, two preferred equity positions with a combined fair value of $10.2 million transitioned from an income approach to a market approach valuation technique, two debt investments with a combined fair value of $10.6 million transitioned from a yield analysis to market approach valuation technique, and one debt investment with a fair value of $1.5 million transitioned from market approach to yield analysis valuation technique.
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

Financial instruments disclosed but not carried at fair value

The Company’s debt is presented at carrying value on the Consolidated Statements of Financial Condition. The fair value of the Company’s credit facilities and unsecured notes are estimated in accordance with the Company’s valuation policy. The carrying value and fair value of the Company’s debt were as follows:

		June 30, 2025		December 31, 2024
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
ING Facility	3	$333,605	$333,605	$313,352	$313,352
Wells Funding Facility	3	381,250	381,250	381,250	381,250
CBNA Funding Facility	3	150,000	150,000	93,750	93,750
JPM Funding Facility	3	776,073	776,073	614,073	614,073
Series A 2026 Notes(1)(6)	3	203,477	203,328	203,112	202,899
Series A 2028 Notes(1)(6)	3	145,143	145,995	144,986	143,487
Series B 2026 Notes(2)(6)	3	106,540	106,619	106,345	106,170
Series B 2028 Notes(2)(6)	3	127,085	128,103	126,945	125,503
Series C 2027 Notes(3)(6)	3	135,735	138,054	135,515	137,188
Series C 2029 Notes(3)(6)	3	162,254	167,535	162,094	164,336
Series D 2027 Notes(4)(6)	3	99,197	100,282	99,007	99,146
Series D 2029 Notes(4)(6)	3	198,117	200,872	197,890	196,159
2030 Notes(5)	3	294,200	294,200	293,686	293,686
Total		$3,112,676	$3,125,916	$2,872,005	$2,870,999
(1) The carrying value of the Company’s Series A 2026 Notes and Series A 2028 Notes (each as defined below) were presented net of unamortized debt issuance costs of $523 and $857, respectively, as of June 30, 2025 and $888 and $1,014, respectively, as of December 31, 2024.
(2) The carrying value of the Company’s Series B 2026 Notes and Series B 2028 Notes (each as defined below) were presented net of unamortized debt issuance costs of $460 and $915, respectively, as of June 30, 2025 and $655 and $1,055, respectively, as of December 31, 2024.
(3) The carrying value of the Company’s Series C 2027 Notes and Series C 2029 Notes (each as defined below) were presented net of unamortized debt issuance costs of $765 and $1,246, respectively, as of June 30, 2025 and $985 and $1,406, respectively, as of December 31, 2024.
(4) The carrying value of the Company’s Series D 2027 Notes and Series D 2029 Notes (each as defined below) were presented net of unamortized debt issuance costs of $803 and $1,883, respectively, as of June 30, 2025 and $993 and $2,110, respectively, as of December 31, 2024.
(5) The carrying value of the Company’s 2030 Notes (each as defined below) were presented net of unamortized debt issuance cost of $3,460, respectively, as of June 30, 2025 and $3,721, as of December 31, 2024.
(6) Inclusive of change in fair market value of effective hedge.
The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.

(6)DEBT

The Company’s outstanding debt obligations were as follows:

	June 30, 2025			December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
ING Facility(1)	$1,350,000	$333,605	$1,015,782	$1,350,000	$313,352	$1,036,036
Wells Funding Facility	900,000	381,250	518,750	900,000	381,250	518,750
CBNA Funding Facility	375,000	150,000	225,000	375,000	93,750	281,250
JPM Funding Facility	1,200,000	776,073	423,927	1,200,000	614,073	585,927
Series A 2026 Notes(2)	204,000	204,000	—	204,000	204,000	—
Series A 2028 Notes(2)	146,000	146,000	—	146,000	146,000	—
Series B 2026 Notes(3)	107,000	107,000	—	107,000	107,000	—
Series B 2028 Notes(3)	128,000	128,000	—	128,000	128,000	—
Series C 2027 Notes(4)	136,500	136,500	—	136,500	136,500	—
Series C 2029 Notes(4)	163,500	163,500	—	163,500	163,500	—
Series D 2027 Notes(5)	100,000	100,000	—	100,000	100,000	—
Series D 2029 Notes(5)	200,000	200,000	—	200,000	200,000	—
2030 Notes(6)	300,000	300,000	—	300,000	300,000	—
Total	$5,310,000	$3,125,928	$2,183,459	$5,310,000	$2,887,425	$2,421,963
(1) As of June 30, 2025 and December 31, 2024, letters of credit of $613 and $613, were outstanding, which reduced the unused availability under the ING Facility by the same amount. Under the ING Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of June 30, 2025 and December 31, 2024, the Company had borrowings denominated in Euros (EUR) of 12,216 and 12,216. As of June 30, 2025 and December 31, 2024, the Company had borrowings denominated in Canadian dollars (CAD) of 5,800 and 2,800. As of June 30, 2025 and December 31, 2024, the Company had borrowings denominated in British Pound (GBP) of 2,200 and 2,200.
(2) The carrying value of the Company’s Series A 2026 Notes and Series A 2028 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $523 and $857, respectively, as of June 30, 2025 and $888 and $1,014, respectively, as of December 31, 2024.
(3) The carrying value of the Company’s Series B 2026 Notes and Series B 2028 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $460 and $915, respectively, as of June 30, 2025 and $655 and $1,055, respectively, as of December 31, 2024.
(4) The carrying value of the Company’s Series C 2027 Notes and Series C 2029 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $765 and $1,246, respectively, as of June 30, 2025 and $985 and $1,406, respectively, as of December 31, 2024.
(5) The carrying value of the Company’s Series D 2027 Notes and Series D 2029 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $803 and $1,883, respectively, as of June 30, 2025 and $993 and $2,110, respectively, as of December 31, 2024.
(6) The carrying value of the Company’s 2030 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $3,460, as of June 30, 2025 and $3,721, as of December 31, 2024.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Combined weighted average interest rate (1)	7.17%	8.68%	7.21%	8.75%
Combined weighted average effective interest rate(2)	7.58%	9.21%	7.63%	9.33%
Combined weighted average debt outstanding	$3,009,543	$1,123,508	$2,977,479	$1,021,287
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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Borrowings under the ING Facility bear interest at a per annum rate equal to, (x) for loans for which the Company elects the base rate option, the “alternate base rate” (which is the highest of (a) the prime rate as publicly announced by The Wall Street Journal, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions, as published by the Federal Reserve Bank of New York plus (ii) 0.5%, and (c) one month SOFR plus 1% per annum) plus 0.875%, and (y) for loans for which the Company elects the SOFR option, the applicable SOFR rate for the related interest period for such borrowing plus 1.875% per annum. The Company pays an unused fee of 0.375% per annum on the daily unused amount of the revolver commitments. As of June 30, 2025, the Company was in compliance with all covenants and other requirements of the ING Facility.

The summary information of the ING Facility is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Borrowing interest expense	$3,906	$801	$7,435	$919
Facility unused commitment fees	1,046	835	2,100	1,707
Amortization of deferred financing costs	524	321	1,040	636
Total	$5,476	$1,957	$10,575	$3,262
Weighted average interest rate	6.21%	7.17%	6.23%	7.26%
Weighted average effective interest rate	7.05%	10.04%	7.10%	12.29%
Weighted average outstanding balance	$248,659	$44,234	$237,539	$25,026

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
The obligations of Financing SPV under the Wells Funding Facility are secured by all of the assets held by Financing SPV, including the Loans contributed or transferred by the Company to Financing SPV. The Wells Funding Facility is a revolving funding facility with a reinvestment period ending July 12, 2027 and a final maturity date of July 12, 2029. Subject to certain conditions, the reinvestment period and final maturity are both subject to a one-year extension. Advances under the Wells Funding Facility are available in US dollars, pound sterling, Euros or Canadian dollars, or Australian dollars, and subject to certain exceptions, the interest charged on the Wells Funding Facility is based on Daily Simple SOFR (Dollar), SONIA (GBP), EURIBOR (Euros), CORRA (Canadian dollars), BBSY (Australian dollars) or as applicable (or, if any such reference rate is not available, a benchmark replacement or a “base rate” (which is the greater of a prime rate and the federal funds rate plus 1.50%), as applicable), plus a margin equal to 2.25%. SONIA, EURIBOR, CORRA and BBSY are subject to a floor of zero. Under the Wells Agreements, the Company and Financing SPV, as applicable, have made representations and warranties regarding the Loans, as well as their businesses, and are required to comply with various covenants, servicing procedures, limitations on disposition of Loans, reporting requirements and other customary requirements for similar revolving funding facilities. The Loan and Servicing Agreement includes usual and customary events of default for revolving funding facilities of this nature, including allowing Wells, upon a default, to accelerate and foreclose on the Loans and to pursue the rights under the Loans directly with the obligors thereof. As of June 30, 2025, the Company was in compliance with all covenants and other requirements of the Wells Funding Facility.
The summary information of the Wells Funding Facility is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Borrowing interest expense	$6,332	$2,761	$12,612	$2,948
Facility unused commitment fees	1,379	1,762	2,743	4,002
Amortization of deferred financing costs	534	369	1,049	737
Total	$8,245	$4,892	$16,404	$7,687
Weighted average interest rate	6.57%	8.07%	6.58%	8.07%
Weighted average effective interest rate	7.12%	9.15%	7.13%	10.08%
Weighted average outstanding balance	$381,250	$135,352	$381,250	$72,279
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
The obligations of Financing II SPV under the CBNA Funding Facility are secured by all of the assets held by Financing II SPV, including the Loans contributed or transferred by the Company to Financing II SPV. The CBNA Funding Facility is a revolving funding facility with a reinvestment period ending July 10, 2027 and a final maturity date of July 10, 2029. Advances under the CBNA Funding Facility are available in US dollars, and subject to certain exceptions, the interest charged on the CBNA Funding Facility is based on Term SOFR (or, if such reference rate is not available, a benchmark replacement or a “base rate” (which is the greatest of the Daily SOFR Rate, a prime rate, and the federal funds rate plus 0.50%), as applicable), plus a margin equal to (i) 2.25% during the reinvestment period or (ii) 2.90% after the reinvestment period. Term SOFR is subject to a floor of zero. Under the CBNA Agreements, the Company and Financing II SPV, as applicable, have made representations and warranties regarding the Loans, as well as their businesses, and are required to comply with various covenants, servicing procedures, limitations on disposition of Loans, reporting requirements and other customary requirements for similar revolving funding facilities. The Loan and Security Agreement includes usual and customary events of default for revolving funding facilities of this nature, including allowing CBNA, upon a default, to accelerate and foreclose on the Loans and to pursue the rights under the Loans directly with the obligors thereof. As of June 30, 2025, the Company was in compliance with all covenants and other requirements of the CBNA Funding Facility.
The summary information of the CBNA Funding Facility is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Borrowing interest expense	$2,493	$1,217	$4,865	$1,611
Facility unused commitment fees	284	223	572	726
Amortization of deferred financing costs	276	185	546	370
Total	$3,053	$1,625	$5,983	$2,707
Weighted average interest rate	6.57%	8.17%	6.57%	8.17%
Weighted average effective interest rate	7.30%	9.42%	7.31%	10.05%
Weighted average outstanding balance	$150,000	$58,923	$147,203	$38,982
JPM Funding Facility
On July 15, 2024, following the consummation of the SLIC Acquisition, the Company became party to and assumed SLIC’s obligations under the Amended and Restated Loan and Security Agreement, initially dated as of November 24, 2021 (as amended, the “JPM Funding Facility”), among SLIC Financing SPV, the Company, as successor by merger to SLIC, as parent and servicer, U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary, JP Morgan Chase Bank, N.A., as administrative agent (“JPM”), the lenders party thereto, and the issuing banks party thereto. Pursuant to the JPM Facility Facility, JPM has agreed to extend credit to SLIC Financing SPV in an aggregate principal amount, as of June 30, 2025, of up to $1,200,000 at any one time outstanding, subject to the satisfaction of various conditions, including availability under the borrowing base, which is based on a combination of unfunded capital commitments and loan collateral.

The JPM Funding Facility is a revolving funding facility with a reinvestment period ending July 15, 2027 (or upon the occurrence of certain events as specified therein) and a final maturity date of July 13, 2029. Advances under the JPM Funding Facility are available in U.S. dollars and other permitted currencies. As of December 31, 2024, the interest charged on the JPM Funding Facility is based on SOFR (or, if SOFR is not available, a benchmark replacement or a “base rate” (which is the greater of a prime rate and the federal funds rate plus 0.50%), as applicable), Daily Simple RFR, EURIBOR, Adjusted Term CORRA, or the AUD Screen Rate, as applicable, plus a margin of 2.25%, as set forth in the JPM Funding Facility. As of June 30, 2025, the Company was in compliance with all covenants and other requirements of the JPM Funding Facility.
The summary information of the JPM Funding Facility is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Borrowing interest expense	$12,304	N/A	$23,911	N/A
Facility unused commitment fees	874	N/A	1,796	N/A
Amortization of deferred financing costs	630	N/A	1,253	N/A
Total	$13,808	N/A	$26,960	N/A
Weighted average interest rate	6.54%	N/A	6.55%	N/A
Weighted average effective interest rate	6.87%	N/A	6.89%	N/A
Weighted average outstanding balance	$744,633	N/A	$726,487	N/A
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
The Series A Notes were delivered and paid for on March 16, 2023, subject to certain customary closing conditions. The Series A 2026 Notes have a fixed interest rate of 8.10% per year and will mature on March 16, 2026 unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the March 2023 NPA. The Series A 2028 Notes have a fixed interest rate of 8.13% per year and will mature on March 16, 2028 unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the March 2023 NPA. Interest on the Series A Notes is due semiannually in March and September of each year. Subject to the terms of the March 2023 NPA, the Company may redeem the Series A 2026 Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if redeemed on or before December 16, 2025, a make-whole premium, and the Company may redeem the Series A 2028 Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if redeemed on or before December 16, 2027, a make-whole premium. The Company’s obligations under the March 2023 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. As of June 30, 2025, the Company was in compliance with all covenants and other requirements of the Series A Notes.
In connection with the Series A Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the Series A 2026 Notes, the Company receives a fixed interest rate of 8.10% per annum and pays a floating interest rate of SOFR + 6.96% per annum on $204,000 notional amount of the Series A 2026 Notes. Under the interest rate swap agreement related to the Series A 2028 Notes, the Company receives a fixed interest rate of 8.13% per annum and pays a floating interest rate of SOFR + 4.88% per annum on $146,000 notional amount of the Series A 2028 Notes. The interest rate swaps related to the Series A 2026 Notes and Series A 2028 Notes mature on March 16, 2026 and March 16, 2028, respectively. The interest expense related to the Series A Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company's Consolidated Statements of Operations. As of June 30, 2025, the interest rate swaps had a fair value of $(967) and $(193), respectively, related to the Series A 2026 Notes and Series A 2028 Notes. Based on the fair value measurement hierarchy, the swaps are classified as Level 3 investments. Depending on the nature of the balance at period end, the fair value of the interest rate swaps are either included as a component of “accrued expenses and other liabilities” or “prepaid expenses and other assets” on the Company's Consolidated Statements of Financial Condition. The change in fair value of the interest rate swaps is offset by the change in fair value of the Series A 2028 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. The Company designated the interest rate swap on the Series A 2028 Notes as the hedging instrument in a qualifying hedge accounting relationship.

The change in fair value of the interest rate swap on the Series A 2026 Notes is included as a component of interest expense on the Consolidated Statements of Operations. The interest rate swap on the Series A 2026 Notes does not qualify for hedge accounting treatment.

The summary information of the Series A 2026 Notes is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Borrowing interest expense	$4,388	$4,131	$8,856	$8,262
Amortization of debt issuance costs	184	184	366	368
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	—	4	(30)	15
Total	$4,572	$4,319	$9,192	$8,645
Stated interest rate	8.10%	8.10%	8.10%	8.10%
Weighted average effective interest rate	8.96%	8.46%	9.04%	8.46%
The summary information of the Series A 2028 Notes is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Borrowing interest expense	$3,141	$2,967	$6,346	$5,935
Amortization of debt issuance costs	79	79	157	159
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	15	6	10	19
Total	$3,235	$3,052	$6,513	$6,113
Stated interest rate	8.13%	8.13%	8.13%	8.13%
Weighted average effective interest rate	8.82%	8.35%	8.91%	8.35%
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
The Series B 2026 Notes have a fixed interest rate of 8.84% per year and the Series B 2028 Notes have a fixed interest rate of 8.88% per year, subject to a step up to the extent a Below Investment Grade Event (as defined in the August 2023 NPA) or a Secured Debt Ratio Event (as defined in the August 2023 NPA) occurs. The Series B 2026 Notes will mature on August 10, 2026 and the Series B 2028 Notes will mature on August 10, 2028, unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the August 2023 NPA. Interest on the Series B Notes is due semiannually in March and September of each year, beginning in March 2024. In addition, the Company is obligated to offer to repay the Series B Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the August 2023 NPA, the Company may redeem the Series B Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if the Series B 2026 Notes are redeemed on or before May 10, 2026 or the Series B 2028 Notes are redeemed on or before May 10, 2028, a make-whole premium. As of June 30, 2025, the Company was in compliance with all covenants and other requirements of the Series B Notes.
In connection with the Series B Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the Series B 2026 Notes, the Company receives a fixed interest rate of 8.84% per annum and pays a floating interest rate of SOFR + 6.12% per annum on $107,000 notional amount of the Series B 2026 Notes. Under the interest rate swap agreement related to the Series B 2028 Notes, the Company receives a fixed interest rate of 8.88% per annum and pays a floating interest rate of SOFR + 5.56% per annum on $128,000 notional amount of the Series B 2028 Notes. The interest rate swaps related to the Series B 2026 Notes and Series B 2028 Notes mature on August 10, 2026 and August 10, 2028, respectively. The interest expense related to the Series B Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company's Consolidated Statements of Operations. As of June 30, 2025, the interest rate swaps had a fair value of $(505) and $(74), respectively, related to the Series B 2026 Notes and Series B 2028 Notes. Based on the fair value measurement hierarchy, the swaps are classified as Level 3 investments. Depending on the nature of the balance at period end, the fair value of the interest rate swaps are either included as a component of “accrued expenses and other liabilities” or “prepaid expenses and other assets” on the Company's Consolidated Statements of Financial Condition. The change in fair value of the interest rate swaps is offset by the change in fair value of the Series B Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.
The summary information of the Series B 2026 Notes is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Borrowing interest expense	$2,491	$2,365	$5,016	$4,729
Amortization of debt issuance costs	103	101	203	202
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	1	3	(13)	9
Total	$2,595	$2,469	$5,206	$4,940
Stated interest rate	8.84%	8.84%	8.84%	8.84%
Weighted average effective interest rate	9.69%	9.22%	9.75%	9.22%
The summary information of the Series B 2028 Notes is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Borrowing interest expense	$2,993	$2,842	6,044	5,683
Amortization of debt issuance costs	73	72	145	145
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	17	7	14	20
Total	$3,083	$2,921	$6,203	$5,848
Stated interest rate	8.88%	8.88%	8.88%	8.88%
Weighted average effective interest rate	9.58%	9.10%	9.67%	9.10%
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
The Series C 2027 Notes have a fixed interest rate of 8.92% per year and the Series C 2029 Notes have a fixed interest rate of 9.07% per year, subject to a step up to the extent a Below Investment Grade Event (as defined in the December 2023 NPA) or a Secured Debt Ratio Event (as defined in the December 2023 NPA) occurs. The Series C 2027 Notes will mature on March 1, 2027 and the Series C 2029 Notes will mature on March 1, 2029, unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the December 2023 NPA. Interest on the Series C Notes is due semiannually in March and September of each year, beginning in March 2024. In addition, the Company is obligated to offer to repay the Series C Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the December 2023 NPA, the Company may redeem the Series C Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if the Series C 2027 Notes are redeemed on or before December 1, 2026 or the Series C 2029 Notes are redeemed on or before December 1, 2028, a make-whole premium. As of June 30, 2025, the Company was in compliance with all covenants and other requirements of the Series C Notes.
In connection with the Series C Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the Series C 2027 Notes, the Company receives a fixed interest rate of 8.92% per annum and pays a floating interest rate of SOFR + 4.49% per annum on $136,500 notional amount of the Series C 2027 Notes. Under the interest rate swap agreement related to the Series C 2029 Notes, the Company receives a fixed interest rate of 9.07% per annum and pays a floating interest rate of SOFR + 4.77% per annum on $163,500 notional amount of the Series C 2029 Notes. The interest rate swaps related to the Series C 2027 Notes and Series C 2029 Notes mature on March 1, 2027 and March 1, 2029, respectively. The interest expense related to the Series C Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company's Consolidated Statements of Operations. As of June 30, 2025, the interest rate swaps had a fair value of $1,659 and $4,449, respectively, related to the Series C 2027 Notes and Series C 2029 Notes. Based on the fair value measurement hierarchy, the swaps are classified as Level 3 investments. Depending on the nature of the balance at period end, the fair value of the interest rate swaps is either included as a component of “accrued expenses and other liabilities” or “prepaid expenses and other assets” on the Company's Consolidated Statements of Financial Condition. Depending on

the nature of the balance at period end, the fair value of the interest rate swaps is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company's Consolidated Statements of Financial Condition. The change in fair value of the interest rate swaps are offset by the change in fair value of the Series C Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.
The summary information of the Series C 2027 Notes is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Borrowing interest expense	$3,034	$3,389	$6,050	$6,757
Amortization of debt issuance costs	114	114	226	229
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	(15)	24	(51)	181
Total	$3,133	$3,527	$6,225	$7,167
Stated interest rate	8.92%	8.92%	8.92%	8.92%
Weighted average effective interest rate	9.22%	10.27%	9.20%	10.24%
The summary information of the Series C 2029 Notes is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Borrowing interest expense	$3,750	$4,174	$7,477	$8,324
Amortization of debt issuance costs	84	84	167	170
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	(106)	97	(311)	478
Total	$3,728	$4,355	$7,333	$8,972
Stated interest rate	9.07%	9.07%	9.07%	9.07%
Weighted average effective interest rate	9.38%	10.42%	9.35%	10.39%
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

The Series D 2027 Notes have a fixed interest rate of 6.84% per year and the Series D 2029 Notes have a fixed interest rate of 6.91% per year, subject to a step up to the extent a Below Investment Grade Event (as defined in the Note Purchase Agreement) or a Secured Debt Ratio Event (as defined in the Note Purchase Agreement) occurs. The Series D 2027 Notes will mature on August 5, 2027 and the Series D 2029 Notes will mature on August 5, 2029, unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the Note Purchase Agreement. Interest on the Series D Notes is due semiannually in March and September of each year, beginning in September 2024. In addition, the Company is obligated to offer to repay the Series D Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the Note Purchase Agreement, the Company may redeem the Series D Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if the Series D 2027 Notes are redeemed on or before May 5, 2027 or the Series D 2029 Notes are redeemed on or before May 5, 2029, a make-whole premium. As of June 30, 2025, the Company was in compliance with all covenants and other requirements of the Series D Notes.

In connection with the Series D 2027 Notes and Series D 2029 Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the Series D 2027 Notes, the Company receives a fixed interest rate of 6.84% per annum and pays a floating interest rate of SOFR + 3.46% per annum on $100,000 of the Series D 2027 Notes. Under the interest rate swap agreement related to the Series D 2029 Notes, the Company receives a fixed interest rate of 6.91% per annum and pays a floating interest rate of SOFR + 3.48% per annum on $200,000 of the Series D 2029 Notes. As of June 30, 2025, the interest rate swaps had a fair value of $142 and $485, respectively, related to the Series D 2027 Notes and Series D 2029 Notes. Based on the

fair value measurement hierarchy, the swaps are classified as Level 3 investments. Depending on the nature of the balance at period end, the fair value of the interest rate swaps is either included as a component of “accrued expenses and other liabilities” or “prepaid expenses and other assets” on the Company's Consolidated Statements of Financial Condition. The change in fair value of the interest rate swaps are offset by the change in fair value of the Series D Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.
The summary information of the Series D 2027 Notes is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Borrowing interest expense	$1,788	N/A	$3,543	N/A
Amortization of debt issuance costs	95	N/A	189	N/A
Net change in unrealized appreciation (depreciation) on effective interest rate swaps and hedged items	4	N/A	10	N/A
Total	$1,887	N/A	$3,742	N/A
Stated interest rate	6.84%		6.84%
Weighted average effective interest rate	7.54%	N/A	7.47%	N/A
The summary information of the Series D 2029 Notes is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Borrowing interest expense	$3,637	N/A	$7,197	N/A
Amortization of debt issuance costs	114	N/A	227	N/A
Net change in unrealized appreciation (depreciation) on effective interest rate swaps and hedged items	36	N/A	76	N/A
Total	$3,787	N/A	$7,500	N/A
Stated interest rate	6.91%		6.91%
Weighted average effective interest rate	7.50%	N/A	7.42%	N/A
The 2030 Notes
On October 1, 2024, the Company issued $300,000 in aggregate principal amount of 5.750% notes due 2030 (the “2030 Notes”), pursuant to a Base Indenture dated October 1, 2024 (the “Base Indenture”) between the Company and US Bank Trust Company, National Association (the “Trustee”), as supplemented by the First Supplemental Indenture dated October 1, 2024 (the “First Supplemental Indenture” and together with the Base Indenture, the “February 2030 Notes Indenture”). As of June 30, 2025, the Company was in compliance with all covenants and other requirements of the 2030 Notes.

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

The summary information of the 2030 Notes is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Borrowing interest expense	$4,313	N/A	$8,626	N/A
Amortization of debt issuance costs	186	N/A	367	N/A
Accretion of original issuance discount	127	N/A	253	N/A
Total	$4,626	N/A	$9,246	N/A
Stated interest rate	5.75%	N/A	5.75%	N/A
Weighted average effective interest rate	6.17%	N/A	6.16%	N/A
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
The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2025 and December 31, 2024, the Company had $975,067 and $1,035,399 of unfunded commitments to fund delayed draw and revolving senior secured loans, respectively.
(8)MEMBERS’ CAPITAL
The following table shows the components of distributable earnings as shown on the Consolidated Statements of Financial Condition:

	As of
	June 30, 2025	December 31, 2024
Total distributable earnings (loss), beginning of period	$(50,459)	$(26,988)
Net investment income	155,795	278,465
Net realized gain (loss)	(5,811)	(26,749)
Net unrealized appreciation (depreciation)	(29,412)	8,255
Distributions declared	(156,963)	(282,812)
Tax reclassification of unitholders' equity	—	(630)
Total distributable earnings (loss), end of period	$(86,850)	$(50,459)

The following table summarizes the total Units issued and proceeds received from the closings of the Company’s continuous private offering that occurred for the six months ended June 30, 2025 and 2024:

Unit Issuance Date	Units Issued	Proceeds Received
For the Six Months Ended June 30, 2025
January 01, 2025	2,728,267	$51,728
February 01, 2025	2,952,665	55,982
March 01, 2025	4,210,752	79,752
April 01, 2025	3,003,865	56,533
May 01, 2025	1,797,612	33,759
June 01, 2025	2,743,611	51,580
Total	17,436,772	$329,334
For the Six Months Ended June 30, 2024
January 01, 2024	7,646,273	$146,120
February 01, 2024	6,231,714	119,088
March 01, 2024	6,662,271	127,383
April 01, 2024	5,566,519	106,042
May 01, 2024	7,767,198	147,888
June 01, 2024	3,628,420	69,375
Total	37,502,395	$715,896
The following table summarizes the Company’s distributions declared and payable for the six months ended June 30, 2025 and 2024:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
For the Six Months Ended June 30, 2025
January 27, 2025	January 31, 2025	February 05, 2025	$0.1265	$22,270
February 27, 2025	February 28, 2025	March 05, 2025	0.1263	22,696
March 25, 2025	March 31, 2025	April 03, 2025	0.1263	23,317
January 27, 2025	March 31, 2025	April 03, 2025	0.0474	8,751	(1)
April 25, 2025	April 30, 2025	May 05, 2025	0.1261	23,346
May 27, 2025	May 31, 2025	June 04, 2025	0.1259	23,628
June 18, 2025	June 30, 2025	July 03, 2025	0.1254	23,971
June 18, 2025	June 30, 2025	July 03, 2025	0.0470	8,984	(1)
Total Distributions			$0.8509	$156,963
For the Six Months Ended June 30, 2024
January 29, 2024	January 31, 2024	February 05, 2024	$0.1513	$19,487
February 27, 2024	February 29, 2024	March 05, 2024	0.1512	20,505
March 26, 2024	March 31, 2024	April 04, 2024	0.1513	21,619
April 25, 2024	April 30, 2024	May 03, 2024	0.1508	22,258
May 28, 2024	May 31, 2024	June 05, 2024	0.1508	23,532
June 25, 2024	June 28, 2024	July 03, 2024	0.1514	24,285
Total Distributions			$0.9068	$131,686
(1) Represents a special distribution.
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
The following table summarizes the amounts received and units issued to unitholders who have participated in the DRIP during for the six months ended June 30, 2025 and 2024:

Payment Date	DRIP Units Issued	DRIP Units Value
For the Six Months Ended June 30, 2025
January 04, 2025	807,260	$15,306
February 05, 2025	697,198	13,219
March 05, 2025	711,427	13,474
April 03, 2025	717,209	13,498
April 03, 2025	269,166	5,066
May 05, 2025	735,715	13,817
June 05, 2025	743,135	13,970
Total	4,681,110	$88,350
For the Six Months Ended June 30, 2024
January 04, 2024	539,376	$10,307
February 05, 2024	583,174	11,144
March 05, 2024	613,350	11,728
April 04, 2024	649,347	12,370
May 03, 2024	681,693	12,979
June 05, 2024	723,162	13,827
Total	3,790,102	$72,355

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
The following table further summarizes the unit repurchases completed for the six months ended June 30, 2025 and 2024:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
For the Six Months Ended June 30, 2025
March 07, 2025	5.00%	$18.82	March 31, 2025	$65,290	3,469,202	2.01%	—
June 07, 2025	5.00%	$18.77	June 30, 2025	107,041	5,702,776	3.15%	—
Total				$172,331	9,171,978
For the Six Months Ended June 30, 2024
March 05, 2024	5.00%	$19.05	March 31, 2024	$28,707	1,506,944	1.25%	—
June 08, 2024	5.00%	$19.07	June 30, 2024	52,219	2,738,253	1.94%	—
Total				$80,926	4,245,197
(1)    Percentage is based on total units as of the close of the previous calendar quarter.
(2)    All repurchase requests were satisfied in full.

(9)EARNINGS (LOSS) PER UNIT
The following table sets forth the computation of basic and diluted earnings (loss) per Unit:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Numerator - net increase (decrease) in Members' Capital from operations	$70,566	$72,915	$120,572	$126,646
Denominator - weighted average Units outstanding	187,815,378	154,605,526	183,838,053	145,102,751
Basic and diluted earnings (loss) per Unit	$0.38	$0.47	$0.66	$0.87
(10)CONSOLIDATED FINANCIAL HIGHLIGHTS
The following are the financial highlights (dollar amounts in thousands, except per share amounts):

	For the Six Months Ended
	June 30, 2025	June 30, 2024
Per Unit Data:(1)
Net asset value, beginning of period	$18.96	$19.11
Net investment income (loss)	0.85	0.87
Net unrealized and realized gain (loss)(2)	(0.19)	—
Net increase (decrease) in net assets resulting from operations	0.66	0.87
Distributions declared	(0.85)	(0.91)
Total increase (decrease) in net assets	(0.19)	(0.04)
Net asset value, end of period	$18.77	$19.07
Units outstanding, end of period	185,456,368	157,660,747
Weighted average units outstanding	183,838,053	145,102,751
Total return based on net asset value(3)	3.55%	4.63%
Ratio/Supplemental Data:
Members' Capital, end of period	$3,480,148	$3,006,715
Ratio of expenses before waivers to average Members' Capital(4)	10.07%	7.01%
Ratio of net expenses to average Members’ Capital(4)	9.40%	6.82%
Ratio of net investment income to average Members’ Capital(4)	9.49%	9.66%
Asset coverage ratio(5)	211.00%	335.00%
Portfolio turnover rate	8.41%	8.71%
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
Effective July 25, 2025, the Company’s Board of Directors appointed Michael Occi, Jr. as Chief Executive Officer of the Company and a member of the Board of Directors to succeed Jeffrey Levin following his resignation from such positions. Mr. Levin’s resignation was not the result of any disagreement with the Company. In addition, The Company’s Board of Directors appointed Ashwin Krishnan as Chief Investment Officer of the Company and Orit Mizrachi and Jeffrey Day as Co-Presidents of the Company, each effective as of July 25, 2025.
July Issuances and Distribution Declarations
Pursuant to the Company’s continuous private offering, the Company issued approximately 1,522,289 Units for an aggregate offering price of $28,573 effective July 1, 2025.
On July 24, 2025, the Company declared a distribution in the amount of $0.1250 per unit and payable on or around August 5, 2025 to unitholders of record as of July 31, 2025.
August Issuances
Pursuant to the Company’s continuous private offering, the Company held a close relating to the sale of its Units for an aggregate offering price of $23,555 effective August 1, 2025.

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
Pursuant to the exemptive relief granted by the SEC to us and our Adviser on June 3, 2025 (the “Order”), we are able to enter into certain negotiated co-investment transactions alongside certain Regulated Funds (as defined in the Order) and other accounts advised by our Adviser and its affiliates, which may include proprietary accounts of Morgan Stanley, if applicable, in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. The Order contains certain conditions and requires the Board to maintain oversight of our participation in the co-investment program. The Order also requires a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors to make certain conclusions pursuant to Section 57(f) of the 1940 Act in connection with certain co-investment transactions, including co-investment transactions in which an affiliate of ours is an existing investor in the portfolio company, non-pro rata follow on investments and non-pro rata dispositions of investments.
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
PORTFOLIO AND INVESTMENT ACTIVITY
Our portfolio is presented below:

	June 30, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$6,537,360	$6,488,827	98.5%	$6,022,749	$5,997,696	98.6%
Second Lien Debt	30,428	30,181	0.5	16,613	16,771	0.3
Other Debt Investments	11,391	11,058	0.2	6,453	6,520	0.1
Equity	57,642	54,819	0.8	57,745	58,032	1.0
Total	$6,636,821	$6,584,885	100.0%	$6,103,560	$6,079,019	100.0%

Our debt portfolio displayed the following characteristics of each of our investments(1), (2) unless otherwise noted:

	As of
	June 30, 2025	December 31, 2024
Number of portfolio companies	323	304
Number of new investment commitments in portfolio companies	31	97
Number of investment commitments exited or fully repaid	12	35
Percentage of performing debt bearing a floating rate, at fair value	99.9%	99.9%
Percentage of performing debt bearing a fixed rate, at fair value	0.1%	0.1%
Weighted average yield on debt and income producing investments, at cost(3)	9.8%	10.2%
Weighted average yield on debt and income producing investments, at fair value(3)	9.8%	10.2%
Weighted average 12-month EBITDA(4)	$174.60	$175.57
Median 12-month EBITDA(4)	90.3	86.5
Weighted average net leverage through tranche(4)(5)	6.0x	6.0x
Weighted average interest coverage(6)	1.7x	1.5x
Weighted average loan to value(4)(7)	40.2%	39.9%
Percentage of our debt portfolio subject to business cycle volatility(4)	5.0%	5.6%
Average position size of our investments	$20.4	$20.0

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

Investment Activity
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and For the Three Months Ended
	June 30, 2025	June 30, 2024
New investments committed
Gross Principal Balance(1)	$483,855	$865,585
Less: Syndications	(22,547)	—
Net New Investments Committed	$461,308	$865,585
Investments, at cost
Investments, beginning of period	$6,356,728	$3,859,303
New investments purchased	498,225	763,291
Net accretion of discount on investments	5,630	4,367
Payment-in-kind	5,630	5,193
Net realized gain (loss) on investments	(834)	(685)
Investments sold or repaid	(228,558)	(205,954)
Investments, end of period	$6,636,821	$4,425,515
Principal amount of investments funded
First lien debt investments	$503,561	$643,106
Other debt investments	—	2,944
Equity(2)	—	885
Total	$503,561	$646,935
Amount of investments sold/fully repaid, at principal
First lien debt investments	$65,142	$174,011
Total	$65,142	$174,011
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
The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System is as follows:

	June 30, 2025		December 31, 2024
	Fair Value	% of Total	Fair Value	% of Total
Risk rating 1	$120,443	1.8%	$31,948	0.5%
Risk rating 2	6,362,206	96.6	5,906,377	97.1
Risk rating 3	65,300	1.0	119,130	2.0
Risk rating 4	36,936	0.6	21,564	0.4
Total	$6,584,885	100.0%	$6,079,019	100.0%

The table below presents the amortized cost of our performing and non-accrual investments as of the following periods:

	June 30, 2025		December 31, 2024
	Amortized Cost	% of Total	Amortized Cost	% of Total
Performing	$6,563,771	98.9%	$6,074,323	99.5%
Non-accrual	73,050	1.1	29,237	0.5
Total	$6,636,821	100.0%	$6,103,560	100.0%

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

CONSOLIDATED RESULTS OF OPERATIONS
The following table represents our operating results:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Total investment income	$164,338	$121,052	$325,851	$227,021
Less: Net expenses	86,638	50,999	170,056	100,905
Net investment income before taxes	77,700	70,053	155,795	126,116
Less: Excise tax expense	—	—	—	15
Net investment income after taxes	77,700	70,053	155,795	126,101
Net realized gain (loss)	(799)	(700)	(5,811)	(3,787)
Net change in unrealized appreciation (depreciation)	(6,335)	3,562	(29,412)	4,332
Net increase (decrease) in Members' Capital resulting from operations	$70,566	$72,915	$120,572	$126,646
Investment Income
Investment income was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Investment income:
Interest income	$155,787	$114,045	$306,569	$214,285
Payment-in-kind income	4,877	2,813	11,468	5,413
Dividend income	1,301	1,126	2,424	2,086
Other income	2,373	3,068	5,390	5,237
Total Investment Income	$164,338	$121,052	$325,851	$227,021
In the table above, total investment income increased from $121,052 and $227,021 for the three and six months ended June 30, 2024 to $164,338 and $325,851 for the three and six months ended June 30, 2025. The increase was primarily driven by our deployment of capital and the SLIC Acquisition. The size of our investment portfolio at cost increased from $4,299,952 as of June 30, 2024 to

$6,636,821 as of June 30, 2025. This was partially offset by a decrease in our weighted average yield at cost to 9.8% at June 30, 2025 from 11.4% at June 30, 2024, respectively, which was primarily driven by the reduction in base rates and repricing on our existing portfolio.
Expenses
Expenses were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Expenses:
Interest and other financing expenses	$61,229	$29,118	$121,084	$55,341
Management fees	10,939	9,045	21,474	16,942
Income based incentive fees	11,627	10,143	23,238	18,954
Professional fees	2,319	1,601	4,288	2,970
Directors' fees	128	101	258	207
Administrative service fees	50	20	54	52
Servicing fees	7,384	6,151	14,547	11,521
General and other expenses	322	20	473	118
Total expenses	$93,998	$56,199	$185,416	$106,105
Expense support	—	(1,600)	—	(1,600)
Management fees waiver	(3,680)	—	(7,680)	—
Income based incentive fees waiver	(3,680)	(3,600)	(7,680)	(3,600)
Net expenses	$86,638	$50,999	$170,056	$100,905
Excise tax expense	$—	$—	$—	$15
Interest and Other Financing Expenses
Interest and other financing expenses, including unused commitment fees, amortization of debt issuance costs, net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items and deferred financing costs, increased from $29,118 and $55,341 for the three and six months ended June 30, 2024 to $61,229 and $121,084 for the three and six months ended June 30, 2025. The increase was primarily driven by our increased borrowings. Our debt outstanding increased from $1,259,915 as of June 30, 2024 to $3,118,463 as of June 30, 2025.
Base Management Fee
The base management fees before waiver were $10,939 and $9,045 for the three months ended June 30, 2025 and 2024, respectively, and $21,474 and $16,942 for the six months ended June 30, 2025 and 2024, respectively. The increase was primarily due to an increase in capital contributions. For more information on base management fee, including terms thereof, for further details, see Note 3 “Related Party Transactions” to our consolidated financial statements included in this Report.
Incentive Fees
The income-based incentive fees before waiver were $11,627 and $10,143 for the three months ended June 30, 2025 and 2024, respectively, and $23,238 and $18,954 for the six months ended June 30, 2025 and 2024, respectively. The increase was primarily due to an increase in pre-incentive fee net investment income. For more information on incentive fee, including terms thereof, for further details, see Note 3 “Related Party Transactions” to our consolidated financial statements included in this Report.
Professional Fees, Administrative Service Fee, Servicing fees and Other Expenses
Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the management of the Company, which include costs of a financial printer utilized for certain preparation, printing and distribution services related to the offering materials. Professional fees were $2,319 and $1,601 for the three months ended June 30, 2025 and 2024, respectively, and $4,288 and $2,970, for the six months ended June 30, 2025 and 2024, respectively. The increase was primarily due to an increase in total assets.
Administrative service fees represent fees paid to the Administrator for our allocable portion of the cost of certain of our executive officers that perform duties for us. General and other expenses include insurance, filing, research, subscriptions and other costs. Organization and offering costs include expenses incurred in our initial formation and our offering of units.
Servicing fees include placement agency fees paid in connection with the Company’s private offering. Servicing fees were $7,384 and $6,151 for the three months ended June 30, 2025 and 2024, respectively, and $14,547 and $11,521 for the six months ended June 30, 2025 and 2024, respectively. The increase was primarily due to an increase in capital contributions. For more information on servicing fees, including terms thereof, see Note 3 “Related Party Transactions” to our consolidated financial statements included in this report.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Realized and unrealized gain (loss):
Net realized gain (loss):
Net realized gain (loss) on investments	$(834)	$(685)	$(5,841)	$(3,773)
Foreign currency and other transactions	35	(15)	30	(14)
Net realized gain (loss):	$(799)	$(700)	$(5,811)	$(3,787)
Net change in unrealized appreciation (depreciation):
Net change in unrealized appreciation (depreciation) on investments	(6,479)	3,553	(29,616)	4,369
Foreign currency translations and other transactions	144	9	204	(37)
Net change in unrealized appreciation (depreciation):	$(6,335)	$3,562	$(29,412)	$4,332
Net realized and unrealized gain (loss)	$(7,134)	$2,862	$(35,223)	$545
For the three and six months ended June 30, 2025, net realized losses was $799 and $5,811, respectively, which was primarily due to the sale/repayment on certain equity positions offset by the restructuring of three of our portfolio companies. For the three and six months ended June 30, 2024, net realized losses was $700 and $3,787, respectively, which was primarily due to the restructuring of four portfolio companies.
For the three and six months ended June 30, 2025, net change in unrealized depreciation on our investments of $6,335 and $29,412, respectively, was primarily the result of the changes in spreads in the secondary markets as well as financial performance in certain portfolio companies. For the three and six months ended June 30, 2024, net change in unrealized appreciation on our investments of $3,562 and $4,332, respectively, was primarily the result of the changes in spreads in the primary and secondary markets.
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
As of June 30, 2025, we had approximately $181.5 million of unrestricted cash and cash equivalents, and short term investments (including investments in money market funds), which taken together with our approximately $1,015.8 million, $518.8 million, $225.0 million and $423.9 million of availability under the ING Facility, Wells Funding Facility, CBNA Funding Facility and JPM Funding Facility (subject to borrowing base availability) (each as defined in Note 6. “Debt” in the notes to the accompanying consolidated financial statements), respectively, we expect to be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of June 30, 2025, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments of $975.1 million.

Unregistered Sales of Equity Securities
For the six months ended June 30, 2025 and 2024, total Units issued and proceeds received were as follows:

Unit Issuance Date	Units Issued	Proceeds Received
For the Six Months Ended June 30, 2025
January 01, 2025	2,728,267	$51,728
February 01, 2025	2,952,665	55,982
March 01, 2025	4,210,752	79,752
April 01, 2025	3,003,865	56,533
May 01, 2025	1,797,612	33,759
June 01, 2025	2,743,611	51,580
Total	17,436,772	$329,334
For the Six Months Ended June 30, 2024
January 01, 2024	7,646,273	$146,120
February 01, 2024	6,231,714	119,088
March 01, 2024	6,662,271	127,383
April 01, 2024	5,566,519	106,042
May 01, 2024	7,767,198	147,888
June 01, 2024	3,628,420	69,375
Total	37,502,395	$715,896

The following table summarizes the Company’s distributions declared and payable for the six months ended June 30, 2025 and 2024:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
For the Six Months Ended June 30, 2025
January 27, 2025	January 31, 2025	February 05, 2025	$0.1265	$22,270
February 27, 2025	February 28, 2025	March 05, 2025	0.1263	22,696
March 25, 2025	March 31, 2025	April 03, 2025	0.1263	23,317
January 27, 2025	March 31, 2025	April 03, 2025	0.0474	8,751	(1)
April 25, 2025	April 30, 2025	May 05, 2025	0.1261	23,346
May 27, 2025	May 31, 2025	June 04, 2025	0.1259	23,628
June 18, 2025	June 30, 2025	July 03, 2025	0.1254	23,971
June 18, 2025	June 30, 2025	July 03, 2025	0.0470	8,984	(1)
Total Distributions			$0.8509	$156,963
For the Six Months Ended June 30, 2024
January 29, 2024	January 31, 2024	February 05, 2024	$0.1513	$19,487
February 27, 2024	February 29, 2024	March 05, 2024	0.1512	20,505
March 26, 2024	March 31, 2024	April 04, 2024	0.1513	21,619
April 25, 2024	April 30, 2024	May 03, 2024	0.1508	22,258
May 28, 2024	May 31, 2024	June 05, 2024	0.1508	23,532
June 25, 2024	June 28, 2024	July 03, 2024	0.1514	24,285
Total Distributions			$0.9068	$131,686
(1) Represents a special distribution.
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
The following table summarizes the amounts received and Units issued to unitholders who have participated in the DRIP during for the six months ended June 30, 2025 and 2024:

Payment Date	DRIP Units Issued	DRIP Units Value
For the Six Months Ended June 30, 2025
January 04, 2025	807,260	$15,306
February 05, 2025	697,198	13,219
March 05, 2025	711,427	13,474
April 03, 2025	717,209	13,498
April 03, 2025	269,166	5,066
May 05, 2025	735,715	13,817
June 05, 2025	743,135	13,970
Total	4,681,110	88,350
For the Six Months Ended June 30, 2024
January 04, 2024	539,376	$10,307
February 05, 2024	583,174	11,144
March 05, 2024	613,350	11,728
April 04, 2024	649,347	12,370
May 03, 2024	681,693	12,979
June 05, 2024	723,162	13,827
Total	3,790,102	$72,355

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
The following table further summarizes the unit repurchases completed for the six months ended June 30, 2025 and 2024:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
For the Six Months Ended June 30, 2025
March 07, 2025	5.00%	$18.82	March 31, 2025	$65,290	3,469,202	2.01%	—
June 07, 2025	5.00%	$18.77	June 30, 2025	107,041	5,702,776	3.15%	—
Total				$172,331	9,171,978
For the Six Months Ended June 30, 2024
March 05, 2024	5.00%	$19.05	March 31, 2024	$28,707	1,506,944	1.25%	—
June 08, 2024	5.00%	$19.07	June 30, 2024	52,219	2,738,253	1.94%	—
Total				$80,926	4,245,197
(1)    Percentage is based on total units as of the close of the previous calendar quarter.
(2)    All repurchase requests were satisfied in full.
Debt
Our outstanding debt obligations were as follows:

	June 30, 2025			December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
ING Facility(1)	$1,350,000	$333,605	$1,015,782	$1,350,000	$313,352	$1,036,036
Wells Funding Facility	900,000	381,250	518,750	900,000	381,250	518,750
CBNA Funding Facility	375,000	150,000	225,000	375,000	93,750	281,250
JPM Funding Facility	1,200,000	776,073	423,927	1,200,000	614,073	585,927
Series A 2026 Notes(2)	204,000	204,000	—	204,000	204,000	—
Series A 2028 Notes(2)	146,000	146,000	—	146,000	146,000	—
Series B 2026 Notes(3)	107,000	107,000	—	107,000	107,000	—
Series B 2028 Notes(3)	128,000	128,000	—	128,000	128,000	—
Series C 2027 Notes(4)	136,500	136,500	—	136,500	136,500	—
Series C 2029 Notes(4)	163,500	163,500	—	163,500	163,500	—
Series D 2027 Notes(5)	100,000	100,000	—	100,000	100,000	—
Series D 2029 Notes(5)	200,000	200,000	—	200,000	200,000	—
2030 Notes(6)	300,000	300,000	—	300,000	300,000	—
Total	$5,310,000	$3,125,928	$2,183,459	$5,310,000	$2,887,425	$2,421,963
(1) As of June 30, 2025 and December 31, 2024, letters of credit of $613 and $613, were outstanding, which reduced the unused availability under the ING Facility by the same amount. Under the ING Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of June 30, 2025 and December 31, 2024, the Company had borrowings denominated in Euros (EUR) of 12,216 and 12,216. As of June 30, 2025 and December 31, 2024, the Company had borrowings denominated in Canadian dollars (CAD) of 5,800 and 2,800. As of June 30, 2025 and December 31, 2024, the Company had borrowings denominated in British Pound (GBP) of 2,200 and 2,200.
(2) The carrying value of the Company’s Series A 2026 Notes and Series A 2028 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $523 and $857, respectively, as of June 30, 2025 and $888 and $1,014, respectively, as of December 31, 2024.
(3) The carrying value of the Company’s Series B 2026 Notes and Series B 2028 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $460 and $915, respectively, as of June 30, 2025 and $655 and $1,055, respectively, as of December 31, 2024.
(4) The carrying value of the Company’s Series C 2027 Notes and Series C 2029 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $765 and $1,246, respectively, as of June 30, 2025 and $985 and $1,406, respectively, as of December 31, 2024.
(5) The carrying value of the Company’s Series D 2027 Notes and Series D 2029 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $803 and $1,883, respectively, as of June 30, 2025 and $993 and $2,110, respectively, as of December 31, 2024.
(6) The carrying value of the Company’s 2030 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $3,460, as of June 30, 2025 and $3,721 respectively, as of December 31, 2024.
For further details, see Note 6 “Debt” to our consolidated financial statements included in this Report.
RECENT DEVELOPMENTS
July Issuances and Distribution Declarations
Pursuant to our continuous private offering, we issued approximately 1,522,289 Units for an aggregate offering price of $28.6 million effective July 1, 2025.
On July 24, 2025, we declared a regular distribution in the amount of $0.1250 per unit and payable on or around August 5, 2025 to unitholders of record as of July 31, 2025.
August Issuances
Pursuant to our continuous private offering, we held a close relating to the sale of our Units for an aggregate offering price of $23.6 million effective August 1, 2025.
On July 24, 2025, our Board of Directors, or the Board, appointed Michael Occi, as a director and as our Chief Executive Officer, effective July 25, 2025, to fill the vacancy on the Board and to succeed Jeffrey Levin as our chief executive officer following Mr. Levin’s resignation.
In addition, on July 24, 2025, our Board appointed Ashwin Krishnan, age 49, as our Chief Investment Officer of the Company and appointed Orit Mizrachi and Jeffrey Day as Co-Presidents of us, all of which were effective on July 25, 2025.
Our Adviser’s investment committee, or the Investment Committee, is currently comprised of nine individuals: David N. Miller, Michael Occi, Ashwin Krishnan, Jeffrey Day, David Kulakofsky, Henry ‘Hank’ D’Alessandro, Toby Norris, Jon Spivak and Rebecca

Shaoul. Messrs. Occi, and Spivak and Ms. Shaoul were appointed members of the Investment Committee in July 2025, and biographical information for Mr. Spivak and Ms. Shaoul is as follows:
Jon Spivak is a Managing Director of Morgan Stanley and a member of the Morgan Stanley Private Credit team, where he serves on the Investment Committee and focuses on originating and underwriting investment opportunities. Mr. Spivak also serves as the Portfolio Manager on various investment vehicles. Mr. Spivak joined Morgan Stanley in 2017 and has over 16 years of relevant industry experience. Prior to joining Morgan Stanley, Mr. Spivak was a Vice President at Tree Line Capital Partners where he was responsible for the origination, execution, and portfolio management of direct lending investments across a wide range of industries. Mr. Spivak also worked at Enhanced Capital Partners, an affiliate of Tree Line, where he held a similar role and served as an Investment Manager of its Small Business Investment Company. Mr. Spivak began his career at Bank of America Merrill Lynch in the Structured Equity Finance group, investing the bank’s balance sheet in various parts of the capital structure. Mr. Spivak holds a B.A. from the University of Pennsylvania and an MBA from the University of Chicago Booth School of Business.
Rebecca Shaoul is a Managing Director of Morgan Stanley and member of the Morgan Stanley Private Credit team, where she serves on the Investment Committee and as Head of Portfolio Management for the Direct Lending strategy. Ms. Shaoul joined Morgan Stanley in 2020 and has over 15 years of relevant industry experience. Prior to joining Morgan Stanley, Ms. Shaoul was a Director at Madison Capital Funding where she oversaw the underwriting, execution and portfolio management efforts for the Healthcare vertical and previously held various underwriting and execution roles focused on generalist transactions. Prior to joining Madison Capital, Ms. Shaoul held various underwriting and portfolio management roles at Wintrust Financial Corporation. Ms. Shaoul earned a B.S. in Finance from the University of Maryland.

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
We consider the most significant accounting policies to be those related to our Investments, Revenue Recognition, Deferred Financing Costs and Debt Issuance Costs and Income Taxes. The valuation of investments is our most significant critical estimate. The most significant input is the discount rate used in yield analysis that is based on comparable market yields. Significant increases in the discount rates in isolation would result in a significantly lower fair value measurement. For a further discussion and disclosure of key inputs and considerations related to this estimate, refer to Note 5 “Fair Value Measurements” included in the notes to the consolidated financial statements in Part 1, Item 1 of this Report.
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
As of June 30, 2025, approximately 99.9% of our debt investments were at floating rates. Based on our Consolidated Statements of Financial Condition as of June 30, 2025, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of June 30, 2025) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense(1)	Income
Up 300 basis points	$194,950	$(84,778)	$110,172
Up 200 basis points	$129,967	$(56,519)	$73,448
Up 100 basis points	$64,983	$(28,259)	$36,724
Up 25 basis points	$16,246	$(7,065)	$9,181
Down 25 basis points	$(16,246)	$7,065	$(9,181)
Down 100 basis points	$(64,983)	$28,259	$(36,724)
Down 200 basis points	$(129,967)	$56,519	$(73,448)
Down 300 basis points	$(194,950)	$84,778	$(110,172)
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of June 30, 2025 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred for the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the risk factors previously disclosed under
Item 1A of our Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks disclosed in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
Refer to “Part I. Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 8. Members’ Capital” in this Report, the Annual Report on Form 10-K and our Current Reports on Form 8-K filed on April 29, 2025, May 27, 2025 and June 24, 2025, for the issuance of our Class S Units for the three months ended June 30, 2025. Such issuances were part of our continuous private offering and were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.
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
On May 8, 2025, we announced a quarterly tender offer that commenced on May 9, 2025 and ended at 12:01 a.m., Eastern Time, on June 7, 2025 (the “Offer”). Because there is no secondary trading market for our Units, our Board of Directors determined, after consideration of various matters, that the Offer was in the best interests of unitholders in order to provide liquidity for our unitholders. Approximately 5,702,776 of our Units were validly tendered and not withdrawn prior to the expiration of the Offer. The Units were repurchased at a price of $18.77 per Unit, which represents the net asset value per Unit as of June 30, 2025. The payment of the purchase price of the Units tendered was promptly made in cash issued to the unitholders whose tenders were accepted for purchase by us in accordance with the terms of the Offer.
The following table sets forth information regarding repurchases of Units during the three months ended June 30, 2025:

Offer Date	Tender Offer Expiration	Purchase Price per Share	Share Repurchased	Aggregate Dollar Amount of Shares Accepted for Repurchase (in thousands)
May 09, 2025	June 07, 2025	$18.77	5,702,776	107,041
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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

North Haven Private Income Fund LLC

Dated: August 11, 2025	By:	/s/ Michael Occi
Michael Occi Director and Chief Executive Officer (Principal Executive Officer)

Dated: August 11, 2025	By:	/s/ David Pessah
David Pessah Chief Financial Officer (Principal Financial Officer)