Form 10-Q
period 2025-09-30
North Haven Private Income Fund LLC
filed 2025-11-10
CIK 1851322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

______________________________________________________________________________________________________

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

The number of the registrant’s Class S Units outstanding at November 10, 2025 was 188,743,745.

North Haven Private Income Fund LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED September 30, 2025

North Haven Private Income Fund LLC

Consolidated Statements of Financial Condition

(In thousands, except unit and per unit amounts)

	As of
	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $6,692,010 and $6,103,560 at September 30, 2025 and December 31, 2024, respectively)	$6,635,937	$6,079,019
Non-controlled/affiliated investments, at fair value (amortized cost of $22,584 and $0)	21,786	—
Total investments, at fair value (cost of $6,714,594 and $6,103,560)	6,657,723	6,079,019
Cash and cash equivalents (restricted cash of $8,510 and $1,650)	149,756	159,788
Investments in unaffiliated money market fund (cost of $34,869 and $58,216)	34,869	58,216
Deferred financing costs	35,828	35,183
Interest and dividend receivable from non-controlled/non-affiliated investments	38,900	58,637
Interest receivable from non-controlled/affiliated investments	209	—
Receivable for investments sold/repaid	3,698	15,465
Other assets	14,401	2,196
Total assets	6,935,384	6,408,504

Liabilities
Debt (net of unamortized debt issuance costs of $13,240 and $12,828)	3,227,050	2,861,892
Payable for investments purchased	24	47,887
Payable to affiliates (Note 3)	100	583
Distributions payable	32,880	26,178
Management fees payable	6,863	7,337
Subscriptions received in advance (Note 13)	29,011	51,728
Payable for units repurchased (Note 8)	107,961	55,792
Income based incentive fee payable	7,625	8,399
Interest and financing costs payable	29,868	53,852
Accrued expenses and other liabilities	12,924	23,670
Total liabilities	3,454,306	3,137,318

Commitments and contingencies (Note 7)

Members' Capital
Units, par value $0.001 per unit (186,168,113 and 172,510,464 units issued and outstanding)	186	173
Paid-in capital in excess of par value	3,580,498	3,321,472
Distributable earnings (loss)	(99,606)	(50,459)
Total members' capital	$3,481,078	$3,271,186
Total liabilities and members' capital	$6,935,384	$6,408,504
Net asset value per unit	$18.70	$18.96

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund LLC

Consolidated Statements of Operations (Unaudited)

(In thousands, except unit and per unit amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$159,148	$155,496	$465,413	$369,781
Payment-in-kind income	4,054	3,259	15,145	8,672
Dividend income	1,305	1,396	3,729	3,482
Other income	2,048	4,065	7,424	9,302
From non-controlled/affiliated investments:
Interest income	189	—	493	—
Payment-in-kind income	330	—	707	—
Other income	11	—	25	—
Total investment income	167,085	164,216	492,936	391,237

Expenses:
Interest and other financing expenses	62,535	55,271	183,619	110,611
Management fees	11,063	9,677	32,537	26,620
Income based incentive fees	11,825	12,045	35,063	31,000
Professional fees	2,740	2,671	7,028	5,641
Directors' fees	129	103	387	310
Administrative service fees	50	57	104	109
Servicing fees	7,240	6,581	21,787	18,101
General and other expenses	168	77	641	195
Total expenses	95,750	86,482	281,166	192,587
Expense support (Note 3)	—	(1,100)	—	(2,700)
Recoupment of expense support (Note 3)	—	400	—	400
Management fees waiver (Note 3)	(4,200)	—	(11,880)	—
Income based incentive fees waiver (Note 3)	(4,200)	—	(11,880)	(3,600)
Net expenses	87,350	85,782	257,406	186,687
Net investment income before taxes	79,735	78,434	235,530	204,550
Excise tax expense	—	—	—	15
Net investment income after taxes	79,735	78,434	235,530	204,535
Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	(7,542)	(21,608)	(13,383)	(25,381)
Foreign currency and other transactions	16	3	46	(11)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(3,842)	5,005	(33,632)	9,374
Non-controlled/affiliated investments	(972)	—	(798)	—
Translation of assets and liabilities in foreign currencies	(22)	20	182	(17)
Net realized and unrealized gain (loss)	(12,362)	$(16,580)	(47,585)	$(16,035)
Net increase (decrease) in members' capital resulting from operations	$67,373	$61,854	$187,945	$188,500
Net investment income (loss) per unit (basic and diluted)	$0.42	$0.48	$1.27	$1.35
Earnings (loss) per unit (basic and diluted)	$0.35	$0.38	$1.01	$1.24
Weighted average units outstanding (basic and diluted)	189,822,018	163,841,380	185,854,627	151,422,460

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited)

(In thousands, except unit and per unit amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Members' Capital at beginning of period:	$3,480,148	$3,006,715	$3,271,186	$2,304,430
Increase (decrease) in members’ capital resulting from operations:
Net investment income (loss)	79,735	78,434	235,530	204,535
Net realized gain (loss)	(7,526)	(21,605)	(13,337)	(25,392)
Net change in unrealized appreciation (depreciation)	(4,836)	5,025	(34,248)	9,357
Net increase (decrease) in members’ capital resulting from operations	67,373	61,854	187,945	188,500
Distributions to Unitholders from:
Distributable earnings	(80,129)	(74,027)	(237,092)	(205,713)
Capital transactions:
Issuance of Units	74,417	140,437	403,751	856,333
Reinvestment of distributions	47,230	42,992	135,580	115,347
Repurchased Units	(107,961)	(37,636)	(280,292)	(118,562)
Net increase in members' capital resulting from capital transactions	13,686	145,793	259,039	853,118
Total increase (decrease) in members' capital	930	133,620	209,892	835,905
Members' capital at end of period	$3,481,078	$3,140,335	$3,481,078	$3,140,335
Distributions per unit	$0.42	$0.45	$1.27	$1.36

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund LLC

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities:
Net increase (decrease) in members' capital resulting from operations	$187,945	$188,500
Adjustments to reconcile net increase (decrease) in members' capital resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	34,430	(9,374)
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(182)	17
Net unrealized (appreciation) depreciation on interest rate swap attributed to unsecured notes	1,536	542
Net realized (gain) loss on investments	13,383	25,381
Net realized (gain) loss on foreign currency and other transactions	(46)	11
Investments in unaffiliated money market fund, net	23,347	—
Net accretion of discount and amortization of premium on investments	(18,580)	(15,269)
Payment-in-kind interest and dividend capitalized	(16,656)	(12,420)
Amortization of deferred financing costs	5,888	3,533
Amortization of debt issuance costs and original issuance discount on unsecured notes	3,524	2,044
Purchases of investments and change in payable for investments purchased	(1,504,184)	(2,203,258)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	878,776	811,357
Acquisition of SLIC, net of cash acquired (1)	—	(519,666)
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	19,738	(22,982)
(Increase) decrease in interest and dividend receivable from non-controlled/affiliated investments	(209)	—
(Increase) decrease in other assets	(7,443)	12,046
(Decrease) increase in payable to affiliates	(483)	(3,098)
(Decrease) increase in management fees payable	(474)	2,738
(Decrease) increase in incentive fees payable	(774)	4,212
(Decrease) increase in interest payable	(23,984)	2,576
(Decrease) increase in accrued expenses and other liabilities	(1,840)	(8,857)
Net cash provided by (used in) operating activities	(406,288)	(1,741,967)

Cash flows from financing activities:
Borrowings on debt	$1,543,237	$2,107,051
Repayments on debt	(1,195,000)	(887,500)
Deferred financing costs paid	(6,533)	(28,124)
Debt issuance costs paid	(3,549)	(3,598)
Distributions paid	(94,810)	(105,231)
Proceeds from issuance of Units	352,023	710,213
Subscriptions received in advance	29,011	45,146
Repurchases of Units	(228,123)	(108,521)
Net cash provided by (used in) financing activities	396,256	1,729,436
Net increase (decrease) in cash, cash equivalents and restricted cash	(10,032)	(12,531)
Effect of foreign exchange rate changes on cash	—	—
Cash, cash equivalents and restricted cash, at beginning of period	159,788	222,244
Cash, cash equivalents and restricted cash, at end of period	$149,756	$209,713

Supplemental information and non-cash activities:
Excise tax paid	$—	$114
Interest expense paid	$195,941	$99,086
Distribution reinvestment paid	$135,580	$115,347
Accrued but unpaid distributions	$32,880	$25,095
Accrued but unpaid deferred financing costs	$—	$—
Accrued but unpaid repurchases of Units	$107,961	$37,636
Non-cash purchases of investments	$(30,915)	$(26,872)
Non-cash sales of investments	$30,915	$26,872
Debt assumed in purchase of reorganization (1)	$—	$558,073

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

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Debt Investments - non-controlled/non-affiliated
Aerospace & Defense
Jonathan Acquisition Company	(6) (10)	First Lien Debt	S +	5.00%	9.10%	12/22/2026	13,274	$13,240	$13,274	0.38%
Jonathan Acquisition Company	(6) (10) (18)	First Lien Debt	S +	5.00%	9.10%	12/22/2025	961	960	961	0.03
Mantech International CP	(6) (7) (8) (11)	First Lien Debt	S +	5.00%	9.31%	09/14/2029	33,084	32,799	33,084	0.95
Mantech International CP	(6) (11) (18)	First Lien Debt	S +	5.00%	9.31%	09/14/2029	—	—	—	—
Mantech International CP	(6) (11) (18)	First Lien Debt	S +	5.00%	9.31%	09/14/2028	—	(31)	—	—
PCX Holding Corp.	(6) (7) (10)	First Lien Debt	S +	6.25%	10.40%	04/22/2027	7,596	7,264	7,334	0.21
PCX Holding Corp.	(6) (7) (10)	First Lien Debt	S +	6.25%	10.40%	04/22/2027	7,651	7,317	7,386	0.21
PCX Holding Corp.	(6) (10) (18)	First Lien Debt	S +	6.25%	10.40%	04/22/2027	1,496	1,464	1,429	0.04
Two Six Labs, LLC	(6) (7) (11)	First Lien Debt	S +	5.25%	9.58%	08/20/2027	24,603	24,382	24,603	0.71
Two Six Labs, LLC	(6) (11) (18)	First Lien Debt	S +	5.25%	9.58%	08/20/2027	1,797	1,759	1,797	0.05
Two Six Labs, LLC	(6) (11) (18)	First Lien Debt	S +	5.25%	9.58%	08/20/2027	439	431	439	0.01
								89,585	90,307	2.59
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(6) (9) (11)	First Lien Debt	S +	4.75%	8.92%	06/11/2027	55,607	55,192	55,607	1.60
RoadOne IntermodaLogistics	(6) (10)	First Lien Debt	S +	6.25%	10.56%	12/29/2028	1,259	1,237	1,214	0.03
RoadOne IntermodaLogistics	(6) (10)	First Lien Debt	S +	6.25%	10.56%	12/29/2028	115	114	111	0.00

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
RoadOne IntermodaLogistics	(6) (10) (18)	First Lien Debt	S +	6.25%	10.56%	12/29/2028	228	224	219	0.01
								56,767	57,151	1.64
Automobile Components
Continental Battery Company	(6) (7) (8) (13) (14)	First Lien Debt		7.00% PIK	11.29%	07/20/2028	12,945	11,731	3,984	0.11
LTI Holdings, Inc.		First Lien Debt	S +	3.75%	7.91%	07/29/2029	4,955	4,951	4,995	0.14
Randy's Holdings, Inc.	(6) (7) (8) (10)	First Lien Debt	S +	5.00%	9.17%	11/01/2029	13,437	13,226	13,303	0.38
Randy's Holdings, Inc.	(6) (10) (18)	First Lien Debt	S +	5.00%	9.17%	11/01/2029	3,248	3,176	3,202	0.09
Randy's Holdings, Inc.	(6) (10) (18)	First Lien Debt	S +	5.00%	9.17%	11/01/2029	1,132	1,106	1,114	0.03
Sonny's Enterprises, LLC	(6) (7) (8) (10)	First Lien Debt	S +	5.50%	9.89%	08/05/2028	52,352	51,905	49,978	1.44
Sonny's Enterprises, LLC	(6) (10)	First Lien Debt	S +	5.50%	9.89%	08/05/2028	5,972	5,896	5,702	0.16
Sonny's Enterprises, LLC	(6) (10) (18)	First Lien Debt	S +	5.50%	9.89%	08/05/2027	2,233	2,175	1,980	0.06
Spectrum Automotive Holdings Corp.	(6) (7) (11)	First Lien Debt	S +	5.25%	9.41%	06/29/2028	9,853	9,792	9,853	0.28
Spectrum Automotive Holdings Corp.	(6) (11) (18)	First Lien Debt	S +	5.25%	9.41%	06/29/2028	3,225	3,181	3,225	0.09
Spectrum Automotive Holdings Corp.	(6) (11) (18)	First Lien Debt	S +	5.25%	9.41%	06/29/2027	—	(2)	—	—
								107,137	97,336	2.80
Automobiles
COP Collisionright Parent, LLC	(6) (9) (10)	First Lien Debt	S +	4.75%	9.06%	01/29/2030	32,481	31,990	32,319	0.93
COP Collisionright Parent, LLC	(6) (10) (18)	First Lien Debt	S +	4.75%	9.06%	01/29/2030	17,190	16,873	17,063	0.49
COP Collisionright Parent, LLC	(6) (10) (18)	First Lien Debt	S +	4.75%	9.06%	01/29/2030	757	682	730	0.02

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Drivecentric Holdings, LLC	(6) (7) (11)	First Lien Debt	S +	4.50%	8.63%	08/15/2031	38,816	38,467	38,734	1.11
Drivecentric Holdings, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	8.63%	08/15/2031	—	(40)	(40)	0.00
Drivecentric Holdings, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	8.63%	08/15/2031	—	(34)	—	—
LeadVenture, Inc.	(6) (7) (11)	First Lien Debt	S +	5.25%	9.25%	06/23/2032	9,407	9,269	9,407	0.27
LeadVenture, Inc.	(6) (11) (18)	First Lien Debt	S +	5.25%	9.25%	06/23/2032	591	574	591	0.02
LeadVenture, Inc.	(6) (11) (18)	First Lien Debt	S +	5.25%	9.25%	06/23/2032	—	(13)	—	—
MajorDrive Holdings IV, LLC	(12)	First Lien Debt	S +	4.00%	8.26%	06/01/2028	2,946	2,949	2,868	0.08
Turbo Buyer, Inc.	(6) (7) (10)	First Lien Debt	S +	6.00%	10.15%	06/02/2026	15,854	15,575	15,769	0.45
Turbo Buyer, Inc.	(6) (10)	First Lien Debt	S +	6.00%	10.15%	06/02/2026	2,427	2,399	2,414	0.07
Vehlo Purchaser, LLC	(6) (7) (11)	First Lien Debt	S +	5.00%	9.16%	05/24/2028	8,471	8,413	8,471	0.24
Vehlo Purchaser, LLC	(6) (7) (11)	First Lien Debt	S +	5.00%	9.16%	05/24/2028	44,061	43,629	44,061	1.27
Vehlo Purchaser, LLC	(6) (11) (18)	First Lien Debt	S +	5.00%	9.16%	05/24/2028	—	(3)	—	—
								170,730	172,387	4.95
Beverages
Vamos Bidco, Inc.	(6) (7) (12)	First Lien Debt	S +	4.75%	8.75%	01/30/2032	11,580	11,472	11,551	0.33
Vamos Bidco, Inc.	(6) (12) (18)	First Lien Debt	S +	4.75%	8.75%	01/30/2032	—	(22)	(12)	0.00
Vamos Bidco, Inc.	(6) (12) (18)	First Lien Debt	S +	4.75%	8.75%	01/30/2032	484	471	480	0.01
								11,921	12,019	0.35
Building Products

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
LSF12 Crown US Commercial Bidco, LLC		First Lien Debt	S +	3.50%	7.66%	12/02/2031	2,993	3,006	2,994	0.09
Project Potter Buyer, LLC	(6) (8) (10)	First Lien Debt	S +	5.25%	9.25%	04/23/2027	11,318	11,313	11,318	0.33
Project Potter Buyer, LLC	(6) (10) (18)	First Lien Debt	S +	5.25%	9.25%	04/23/2027	—	—	—	—
								14,319	14,312	0.41
Capital Markets
Orion Advisor Solutions, Inc.		First Lien Debt	S +	3.25%	7.57%	09/24/2030	3,970	3,998	3,976	0.11
Chemicals
Olympus Water US Holding Corporation	(12)	First Lien Debt	S +	3.00%	7.00%	06/20/2031	4,670	4,681	4,620	0.13
Tank Holding Corp.	(8) (11)	First Lien Debt	S +	6.00%	10.04%	03/31/2028	52,959	52,285	49,961	1.44
Tank Holding Corp.	(11)	First Lien Debt	S +	6.00%	10.04%	03/31/2028	5,966	5,841	5,622	0.16
Tank Holding Corp.	(11) (18)	First Lien Debt	S +	6.00%	10.04%	03/31/2028	—	(16)	(105)	0.00
V Global Holdings, LLC	(6) (7) (8) (11)	First Lien Debt	S +	5.75%	10.14%	12/22/2027	15,793	15,597	14,671	0.42
V Global Holdings, LLC	(6) (11) (18)	First Lien Debt	S +	5.75%	10.14%	12/22/2027	1,804	1,787	1,646	0.05
								80,175	76,415	2.20
Commercial Services & Supplies
365 Retail Markets, LLC	(6) (7) (10)	First Lien Debt	S +	4.50%	8.79%	12/26/2028	7,199	7,199	7,199	0.21
365 Retail Markets, LLC	(6) (7) (10)	First Lien Debt	S +	4.50%	8.79%	12/26/2028	2,310	2,310	2,310	0.07
Atlas US Finco, Inc.	(6) (7) (10) (15)	First Lien Debt	S +	5.00%	9.33%	12/10/2029	28,893	28,757	28,893	0.83
Atlas US Finco, Inc.	(6) (7) (8) (10) (15)	First Lien Debt	S +	5.00%	9.33%	12/09/2029	36,191	35,581	36,191	1.04
Atlas US Finco, Inc.	(6) (10) (15) (18)	First Lien Debt	S +	5.00%	9.33%	12/09/2028	—	(35)	—	—

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Belfor Holdings, Inc.	(12)	First Lien Debt	S +	2.75%	6.91%	11/01/2030	1,860	1,874	1,865	0.05
BPG Holdings IV Corp.	(6) (7) (9) (11)	First Lien Debt	S +	7.00% (incl. 5.00% PIK)	11.00%	07/29/2029	26,404	24,994	22,750	0.65
Consor Intermediate II, LLC	(6) (11)	First Lien Debt	S +	4.50%	8.75%	05/12/2031	7,931	7,873	7,931	0.23
Consor Intermediate II, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	8.75%	05/12/2031	—	(19)	—	—
Consor Intermediate II, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	8.75%	05/12/2031	—	(11)	—	—
CRCI Longhorn Holdings, Inc.	(6) (7) (11)	First Lien Debt	S +	4.75%	8.91%	08/27/2031	8,757	8,680	8,757	0.25
CRCI Longhorn Holdings, Inc.	(6) (11) (18)	First Lien Debt	S +	4.75%	8.91%	08/27/2031	—	(9)	—	—
CRCI Longhorn Holdings, Inc.	(6) (11) (18)	First Lien Debt	S +	4.75%	8.91%	08/27/2031	—	(12)	—	—
Energy Labs Holdings Corp.	(6) (7) (10)	First Lien Debt	S +	5.00%	9.26%	04/07/2028	7,903	7,842	7,745	0.22
Energy Labs Holdings Corp.	(6) (10)	First Lien Debt	S +	5.00%	9.26%	04/07/2028	2,523	2,494	2,457	0.07
Energy Labs Holdings Corp.	(6) (10) (18)	First Lien Debt	S +	5.00%	9.26%	04/07/2028	256	241	217	0.01
EnergySolutions, LLC		First Lien Debt	S +	3.25%	7.41%	09/20/2030	4,957	4,981	4,984	0.14
Firebird Acquisition Corp, Inc.	(6) (11)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	9.31%	02/02/2032	6,018	5,990	6,018	0.17
Firebird Acquisition Corp, Inc.	(6) (11) (18)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	9.31%	02/02/2032	541	532	541	0.02
Firebird Acquisition Corp, Inc.	(6) (11) (18)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	9.31%	02/02/2032	—	(5)	—	—
FLS Holding, Inc.	(6) (7) (8) (10) (15)	First Lien Debt	S +	5.25%	9.51%	12/15/2028	23,592	22,642	20,174	0.58
FLS Holding, Inc.	(6) (7) (10) (15)	First Lien Debt	S +	5.25%	9.51%	12/15/2028	5,532	5,309	4,730	0.14
FLS Holding, Inc.	(6) (10) (15) (18)	First Lien Debt	S +	5.25%	9.51%	12/17/2027	2,247	2,171	1,917	0.06

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Foundever Worldwide Corporation	(12)	First Lien Debt	S +	3.75%	8.03%	08/28/2028	4,812	4,821	2,399	0.07
Helios Service Partners, LLC	(6) (10)	First Lien Debt	S +	5.00%	9.26%	03/19/2027	11,389	11,263	11,370	0.33
Helios Service Partners, LLC	(6) (10) (18)	First Lien Debt	S +	5.00%	9.26%	03/19/2027	28,603	28,218	28,549	0.82
Helios Service Partners, LLC	(6) (10) (18)	First Lien Debt	S +	5.00%	9.26%	03/19/2027	892	853	885	0.03
Hercules Borrower, LLC	(6) (11)	First Lien Debt	S +	4.75%	8.75%	12/15/2028	32,965	32,764	32,965	0.95
Hercules Borrower, LLC	(6) (11)	First Lien Debt	C +	4.75%	7.72%	12/15/2028	3,000	2,087	2,156	0.06
HSI Halo Acquisition, Inc.	(6) (8) (11)	First Lien Debt	S +	5.00%	9.00%	06/30/2031	18,879	18,716	18,804	0.54
HSI Halo Acquisition, Inc.	(6) (11) (18)	First Lien Debt	S +	5.00%	9.00%	06/30/2031	2,268	2,242	2,249	0.06
HSI Halo Acquisition, Inc.	(6) (11) (18)	First Lien Debt	S +	5.00%	9.00%	06/28/2030	—	(24)	(12)	0.00
Iris Buyer, LLC	(6) (7) (10)	First Lien Debt	S +	5.25%	9.56%	10/02/2030	19,825	19,457	19,776	0.57
Iris Buyer, LLC	(6) (10)	First Lien Debt	S +	5.25%	9.56%	10/02/2030	1,869	1,838	1,865	0.05
Iris Buyer, LLC	(6) (10) (18)	First Lien Debt	S +	5.25%	9.56%	10/02/2029	577	531	569	0.02
Procure Acquireco, Inc. (Procure Analytics)	(6) (7) (11)	First Lien Debt	S +	4.75%	8.75%	12/20/2028	15,278	15,278	15,278	0.44
Procure Acquireco, Inc. (Procure Analytics)	(6) (11) (18)	First Lien Debt	S +	4.75%	8.75%	12/20/2028	928	924	928	0.03
Procure Acquireco, Inc. (Procure Analytics)	(6) (11) (18)	First Lien Debt	S +	4.75%	8.75%	12/20/2028	—	—	—	—
Pye-Barker Fire & Safety, LLC	(6) (11)	First Lien Debt	S +	4.50%	8.50%	05/26/2031	18,135	18,135	18,090	0.52
Pye-Barker Fire & Safety, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	8.50%	05/26/2031	3,948	3,900	3,930	0.11
Pye-Barker Fire & Safety, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	8.50%	05/24/2030	314	294	308	0.01

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Railpros Parent, LLC	(6) (7) (11)	First Lien Debt	S +	4.50%	8.70%	05/24/2032	21,211	21,007	20,998	0.60
Railpros Parent, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	8.70%	05/24/2032	—	(31)	(65)	0.00
Railpros Parent, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	8.70%	05/24/2032	—	(31)	(33)	0.00
Routeware, Inc.	(6) (7) (10)	First Lien Debt	S +	5.25%	9.28%	09/18/2031	4,773	4,730	4,757	0.14
Routeware, Inc.	(6) (10) (18)	First Lien Debt	S +	5.25%	9.28%	09/18/2031	136	126	129	0.00
Routeware, Inc.	(6) (10) (18)	First Lien Debt	S +	5.25%	9.28%	09/18/2031	102	98	101	0.00
Sherlock Buyer Corp.	(6) (7) (8) (10)	First Lien Debt	S +	5.75%	9.85%	12/08/2028	24,907	24,833	24,347	0.70
Sherlock Buyer Corp.	(6) (10) (18)	First Lien Debt	S +	5.75%	9.85%	12/08/2027	—	(6)	(67)	0.00
Surewerx Purchaser III, Inc.	(6) (7) (8) (11) (15)	First Lien Debt	S +	5.25%	9.25%	12/28/2029	4,401	4,358	4,401	0.13
Surewerx Purchaser III, Inc.	(6) (11) (15)	First Lien Debt	C +	5.25%	7.70%	12/28/2029	C$2,598	1,876	1,867	0.05
Surewerx Purchaser III, Inc.	(6) (11) (15) (18)	First Lien Debt	S +	5.25%	9.25%	12/28/2029	—	(6)	—	—
Surewerx Purchaser III, Inc.	(6) (11) (15) (18)	First Lien Debt	S +	5.25%	9.25%	12/28/2028	273	260	273	0.01
Sweep Midco, LLC	(6) (7) (17)	Second Lien Debt				03/12/2034	1,086	542	679	0.02
Sweep Midco, LLC	(6) (7) (17)	Second Lien Debt				03/12/2036	3,156	—	—	—
Sweep Purchaser, LLC	(6) (7) (10)	First Lien Debt	S +	5.75% PIK	9.91%	06/30/2027	4,268	4,268	4,268	0.12
Sweep Purchaser, LLC	(6) (7) (10)	First Lien Debt	S +	5.75%	9.91%	06/30/2027	2,035	2,035	2,035	0.06
Sweep Purchaser, LLC	(6) (10) (18)	First Lien Debt	S +	5.75%	9.91%	06/30/2027	94	94	94	0.00
Tamarack Intermediate, LLC	(6) (7) (11)	First Lien Debt	S +	5.00%	9.15%	03/12/2029	25,607	25,325	25,543	0.73

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Tamarack Intermediate, LLC	(6) (11) (18)	First Lien Debt	S +	5.00%	9.15%	03/12/2029	3,231	3,172	3,204	0.09
Tamarack Intermediate, LLC	(6) (11) (18)	First Lien Debt	S +	5.00%	9.15%	03/12/2029	—	(40)	(11)	0.00
Tempo Acquisition, LLC		First Lien Debt	S +	1.75%	5.91%	08/31/2028	3,957	3,967	3,864	0.11
Transit Technologies, LLC	(6) (11)	First Lien Debt	S +	4.75%	8.82%	08/20/2031	15,254	15,117	15,223	0.44
Transit Technologies, LLC	(6) (11) (18)	First Lien Debt	S +	4.75%	8.82%	08/20/2031	1,346	1,317	1,342	0.04
Transit Technologies, LLC	(6) (11) (18)	First Lien Debt	S +	4.75%	8.82%	08/20/2030	—	(21)	—	—
Vensure Employer Services, Inc.	(6) (7) (12)	First Lien Debt	S +	4.75%	9.04%	09/29/2031	30,152	29,899	30,152	0.87
Vensure Employer Services, Inc.	(6) (12) (18)	First Lien Debt	S +	4.75%	9.04%	09/29/2031	—	(25)	—	—
VRC Companies, LLC	(6) (7) (10)	First Lien Debt	S +	5.50%	9.59%	06/29/2027	49,973	49,807	49,973	1.44
VRC Companies, LLC	(6) (10)	First Lien Debt	S +	5.50%	9.59%	06/29/2027	47,236	46,873	47,236	1.36
VRC Companies, LLC	(6) (10) (18)	First Lien Debt	S +	5.50%	9.59%	06/29/2027	—	—	—	—
								570,220	565,098	16.23
Construction & Engineering
Arcoro Holdings Corp.	(6) (10)	First Lien Debt	S +	5.50%	9.50%	03/28/2030	56,674	55,765	55,702	1.60
Arcoro Holdings Corp.	(6) (10) (18)	First Lien Debt	S +	5.50%	9.50%	03/28/2030	—	(129)	(148)	0.00
Artera Services, LLC		First Lien Debt	S +	4.50%	8.50%	02/15/2031	1,980	1,965	1,764	0.05
Crown Subsea Communications Holding, Inc.	(11)	First Lien Debt	S +	3.50%	7.66%	01/30/2031	3,980	4,012	4,001	0.11
KPSKY Acquisition, Inc.	(6) (7) (8) (11)	First Lien Debt	S +	5.50%	9.91%	10/19/2028	20,588	19,872	18,699	0.54
KPSKY Acquisition, Inc.	(6) (7) (11)	First Lien Debt	S +	5.50%	9.91%	10/19/2028	16,408	16,104	14,903	0.43

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
LJ Avalon Holdings, LLC	(6) (8) (10)	First Lien Debt	S +	4.75%	8.77%	02/01/2030	6,546	6,484	6,546	0.19
LJ Avalon Holdings, LLC	(6) (10) (18)	First Lien Debt	S +	4.75%	8.77%	02/01/2030	5,289	5,228	5,269	0.15
LJ Avalon Holdings, LLC	(6) (10) (18)	First Lien Debt	S +	4.75%	8.77%	02/01/2029	—	(11)	—	—
Superman Holdings, LLC	(6) (7) (11)	First Lien Debt	S +	4.50%	8.50%	08/29/2031	25,203	25,092	25,203	0.72
Superman Holdings, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	8.50%	08/29/2031	5,272	5,231	5,272	0.15
Superman Holdings, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	8.50%	08/29/2031	—	(15)	—	—
								139,598	137,211	3.94
Consumer Staples Distribution & Retail
PDI TA Holdings, Inc.	(6) (7) (11)	First Lien Debt	S +	5.50%	9.81%	02/03/2031	45,137	44,771	45,137	1.30
PDI TA Holdings, Inc.	(6) (11) (18)	First Lien Debt	S +	5.50%	9.81%	02/03/2031	1,502	1,474	1,502	0.04
								46,245	46,639	1.34
Containers & Packaging
Berlin Packaging, LLC		First Lien Debt	S +	3.25%	7.53%	06/07/2031	5,950	5,955	5,965	0.17
BP Purchaser, LLC	(6) (7) (8) (11)	First Lien Debt	S +	5.50%	9.80%	12/11/2028	34,117	32,910	28,890	0.83
Clydesdale Acquisition Holdings, Inc.		First Lien Debt	S +	3.18%	7.34%	04/13/2029	7,303	7,306	7,290	0.21
FORTIS Solutions Group, LLC	(6) (7) (11)	First Lien Debt	S +	5.50%	9.60%	10/13/2028	21,796	21,720	21,796	0.63
FORTIS Solutions Group, LLC	(6) (11)	First Lien Debt	S +	5.50%	9.60%	10/13/2028	2,842	2,826	2,842	0.08
FORTIS Solutions Group, LLC	(6) (11) (18)	First Lien Debt	S +	5.50%	9.60%	10/15/2027	450	445	450	0.01
Proampac PG Borrower, LLC		First Lien Debt	S +	4.00%	8.26%	09/15/2028	2,942	2,953	2,949	0.08
								74,115	70,182	2.02

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Distributors
48Forty Solutions, LLC	(6) (7) (14)	First Lien Debt	S +	6.00%	10.48%	11/30/2029	47,478	46,116	24,926	0.72
48Forty Solutions, LLC	(6) (14) (18)	First Lien Debt	S +	6.00%	10.48%	11/30/2029	5,684	5,401	2,303	0.07
ABB Concise Optical Group, LLC	(6) (8) (11)	First Lien Debt	S +	7.50%	11.65%	02/23/2028	17,008	16,803	16,242	0.47
Bradyplus Holdings, LLC	(6) (7) (8) (9) (10)	First Lien Debt	S +	5.00%	9.31%	10/31/2029	44,074	43,438	44,074	1.27
Bradyplus Holdings, LLC	(6) (10) (18)	First Lien Debt	S +	5.00%	9.31%	10/31/2029	428	408	428	0.01
PT Intermediate Holdings III, LLC	(6) (7) (8) (11)	First Lien Debt	S +	5.00% (incl. 1.75% PIK)	9.00%	04/09/2030	61,493	60,942	61,493	1.77
PT Intermediate Holdings III, LLC	(6) (11) (18)	First Lien Debt	S +	5.00% (incl. 1.75% PIK)	9.00%	04/09/2030	—	(5)	—	—
								173,103	149,466	4.29
Diversified Consumer Services
Any Hour, LLC	(6) (12)	First Lien Debt	S +	5.25%	9.25%	05/23/2030	11,713	11,569	11,538	0.33
Any Hour, LLC	(6) (12) (18)	First Lien Debt	S +	5.25%	9.25%	05/23/2030	332	310	280	0.01
Any Hour, LLC	(6) (12) (18)	First Lien Debt	S +	5.25%	9.25%	05/23/2030	1,039	1,019	1,013	0.03
Any Hour, LLC	(6)	Other Debt		13.00% PIK	13.00%	05/23/2031	3,510	3,459	3,401	0.10
Apex Service Partners, LLC	(6) (7) (8) (9) (10)	First Lien Debt	S +	5.00%	9.20%	10/24/2030	71,561	70,674	71,561	2.06
Apex Service Partners, LLC	(6) (10)	First Lien Debt	S +	5.00%	9.20%	10/24/2030	17,037	16,788	17,037	0.49
Apex Service Partners, LLC	(6) (10) (18)	First Lien Debt	S +	5.00%	9.20%	10/24/2029	—	(62)	—	—
Ascend Learning, LLC	(12)	First Lien Debt	S +	3.00%	7.16%	12/11/2028	7,319	7,292	7,309	0.21
Assembly Intermediate, LLC	(6) (7) (10)	First Lien Debt	S +	5.25%	9.25%	10/19/2027	8,056	7,801	8,056	0.23

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Assembly Intermediate, LLC	(6) (10)	First Lien Debt	S +	5.25%	9.25%	10/19/2027	1,778	1,720	1,778	0.05
Assembly Intermediate, LLC	(6) (10) (18)	First Lien Debt	S +	5.25%	9.25%	10/19/2027	—	(27)	—	—
DA Blocker Corp.	(6) (9) (11) (15)	First Lien Debt	S +	4.75%	8.75%	02/10/2032	7,759	7,687	7,740	0.22
DA Blocker Corp.	(6) (11) (15) (18)	First Lien Debt	S +	4.75%	8.75%	02/10/2032	—	(11)	(6)	0.00
DA Blocker Corp.	(6) (11) (15) (18)	First Lien Debt	S +	4.75%	8.75%	02/10/2032	—	(7)	(2)	0.00
Eclipse Buyer, Inc.	(6) (7) (12)	First Lien Debt	S +	4.50%	8.68%	09/08/2031	8,362	8,288	8,362	0.24
Eclipse Buyer, Inc.	(6) (12) (18)	First Lien Debt	S +	4.50%	8.68%	09/08/2031	—	(6)	—	—
Eclipse Buyer, Inc.	(6) (12) (18)	First Lien Debt	S +	4.50%	8.68%	09/08/2031	—	(6)	—	—
Essential Services Holding Corporation	(6) (8) (11)	First Lien Debt	S +	5.00%	9.32%	06/17/2031	18,624	18,464	18,539	0.53
Essential Services Holding Corporation	(6) (11) (18)	First Lien Debt	S +	5.00%	9.32%	06/17/2031	—	(21)	(24)	0.00
Essential Services Holding Corporation	(6) (11) (18)	First Lien Debt	S +	5.00%	9.32%	06/17/2030	644	619	630	0.02
EVDR Purchaser, Inc.	(6) (11)	First Lien Debt	S +	5.25%	9.41%	02/14/2031	41,185	40,511	41,185	1.18
EVDR Purchaser, Inc.	(6) (11) (18)	First Lien Debt	S +	5.25%	9.41%	02/14/2031	—	(91)	—	—
EVDR Purchaser, Inc.	(6) (11) (18)	First Lien Debt	S +	5.25%	9.41%	02/14/2031	—	(109)	—	—
Express Wash Acquisition Company, LLC	(6) (7) (10)	First Lien Debt	S +	6.25%	10.58%	04/10/2031	5,681	5,519	5,624	0.16
Express Wash Acquisition Company, LLC	(6) (10) (18)	First Lien Debt	S +	6.25%	10.58%	04/10/2031	—	(11)	(3)	0.00
FPG Intermediate Holdco, LLC	(6) (13)	First Lien Debt	S +	5.00% PIK	9.32%	07/02/2029	2,246	2,204	2,204	0.06
FPG Intermediate Holdco, LLC	(6) (10)	First Lien Debt	S +	5.00% PIK	9.32%	07/02/2029	665	665	665	0.02

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
GarageCo Intermediate II, LLC	(6) (8) (11)	First Lien Debt	S +	4.25%	8.25%	08/02/2032	3,434	3,401	3,401	0.10
GarageCo Intermediate II, LLC	(6) (11) (18)	First Lien Debt	S +	4.25%	8.25%	08/02/2032	—	(25)	(25)	0.00
GarageCo Intermediate II, LLC	(6) (11) (18)	First Lien Debt	S +	4.25%	8.25%	07/30/2032	—	(15)	(15)	0.00
Heartland Home Services	(6) (11)	First Lien Debt	S +	5.75%	9.85%	12/15/2026	22,931	22,804	22,234	0.64
Kodiak Buyer, LLC	(6) (9) (11)	First Lien Debt	S +	4.50%	8.50%	07/26/2032	9,206	9,116	9,116	0.26
Kodiak Buyer, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	8.50%	07/26/2032	—	(16)	(16)	0.00
Kodiak Buyer, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	8.50%	07/23/2032	—	(25)	(25)	0.00
KUEHG Corp.	(12)	First Lien Debt	S +	2.75%	6.75%	06/12/2030	7,306	7,332	7,298	0.21
LHS Borrower, LLC	(8) (11)	First Lien Debt	S +	5.25%	9.41%	09/04/2031	12,950	12,757	12,758	0.37
LHS Borrower, LLC	(11) (18)	First Lien Debt	S +	5.25%	9.41%	09/04/2031	—	(15)	(15)	0.00
Lightspeed Solution, LLC	(6) (7) (11)	First Lien Debt	S +	6.00%	10.17%	03/01/2028	23,202	23,030	23,040	0.66
Lightspeed Solution, LLC	(6) (11)	First Lien Debt	S +	6.00%	10.17%	03/01/2028	1,377	1,366	1,367	0.04
Project Accelerate Parent, LLC	(6) (11)	First Lien Debt	S +	5.25%	9.41%	02/24/2031	33,266	32,992	33,266	0.96
Project Accelerate Parent, LLC	(6) (11) (18)	First Lien Debt	S +	5.25%	9.41%	02/24/2031	—	(37)	—	—
Spring Education Group, Inc.		First Lien Debt	S +	3.25%	7.25%	10/04/2030	3,930	3,942	3,939	0.11
Vertex Service Partners, LLC	(6) (7) (9) (11)	First Lien Debt	S +	6.00%	10.00%	11/08/2030	9,752	9,560	9,557	0.27
Vertex Service Partners, LLC	(6) (11) (18)	First Lien Debt	S +	6.00%	10.00%	11/08/2030	19,041	18,660	18,640	0.54
Vertex Service Partners, LLC	(6) (11) (18)	First Lien Debt	S +	6.00%	10.00%	11/08/2030	2,059	2,012	2,007	0.06

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Wand NewCo 3, Inc.		First Lien Debt	S +	2.50%	6.66%	01/30/2031	7,172	7,177	7,144	0.21
								358,254	360,558	10.36
Electric Utilities
Kohler Energy Co, LLC		First Lien Debt	S +	3.75%	7.75%	05/01/2031	4,591	4,627	4,595	0.13
Electrical Equipment
Accel International Holdings, Inc.	(6) (7) (12)	First Lien Debt	S +	4.50%	8.81%	04/26/2032	24,507	24,390	24,507	0.70
Accel International Holdings, Inc.	(6) (12) (18)	First Lien Debt	S +	4.50%	8.81%	04/26/2032	—	(20)	—	—
Spark Buyer, LLC	(6) (7) (11)	First Lien Debt	S +	5.25%	9.44%	10/15/2031	5,273	5,202	5,088	0.15
Spark Buyer, LLC	(6) (11) (18)	First Lien Debt	S +	5.25%	9.44%	10/15/2031	—	(14)	(74)	0.00
Spark Buyer, LLC	(6) (11) (18)	First Lien Debt	S +	5.25%	9.44%	10/15/2031	361	348	324	0.01
								29,906	29,845	0.86
Electronic Equipment, Instruments & Components
Abracon Group Holdings, LLC	(6) (7) (8) (11)	First Lien Debt	S +	6.60% (incl. 4.60% PIK)	10.97%	07/06/2028	29,068	28,459	20,638	0.59
Abracon Group Holdings, LLC	(6) (11)	First Lien Debt	S +	6.60% (incl. 4.60% PIK)	10.97%	07/06/2028	1,944	1,907	1,380	0.04
Chamberlain Group, Inc.		First Lien Debt	S +	3.00%	7.16%	09/08/2032	6,807	6,802	6,808	0.20
Dwyer Instruments, Inc.	(6) (7) (9) (11)	First Lien Debt	S +	4.75%	8.75%	07/20/2029	54,057	53,447	53,787	1.55
Dwyer Instruments, Inc.	(6) (11) (18)	First Lien Debt	S +	4.75%	8.75%	07/20/2029	23,578	23,244	23,450	0.67
Dwyer Instruments, Inc.	(6) (11) (18)	First Lien Debt	S +	4.75%	8.75%	07/20/2029	442	392	414	0.01
Infinite Bidco, LLC	(6) (9) (12)	First Lien Debt	S +	6.25%	10.45%	03/02/2028	9,092	9,020	9,075	0.26

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Infinite Bidco, LLC	(7) (12)	Second Lien Debt	S +	7.00%	11.57%	03/02/2029	16,800	14,969	14,826	0.43
Magneto Components Buyco, LLC	(6) (7) (8) (9) (11)	First Lien Debt	S +	6.00%	10.00%	12/05/2030	48,493	47,806	48,493	1.39
Magneto Components Buyco, LLC	(6) (11) (18)	First Lien Debt	S +	6.00%	10.00%	12/05/2029	—	(101)	—	—
NDT Global Holding, Inc.	(6) (7) (12) (15)	First Lien Debt	S +	4.50%	8.65%	06/04/2032	32,400	32,087	32,076	0.92
NDT Global Holding, Inc.	(6) (12) (15) (18)	First Lien Debt	S +	4.50%	8.65%	06/04/2032	6,336	6,236	6,192	0.18
NDT Global Holding, Inc.	(6) (12) (15) (18)	First Lien Debt	S +	4.50%	8.65%	06/04/2032	—	(69)	(72)	0.00
NSI Holdings, Inc.	(6) (8) (11)	First Lien Debt	S +	4.75%	8.91%	11/17/2031	22,671	22,465	22,671	0.65
NSI Holdings, Inc.	(6) (11) (18)	First Lien Debt	S +	4.75%	8.91%	11/17/2031	—	(14)	—	—
NSI Holdings, Inc.	(6) (18)	First Lien Debt	P +	3.75%	11.00%	11/17/2031	109	73	109	0.00
								246,723	239,847	6.89
Financial Services
Applitools, Inc.	(6) (7) (11) (15)	First Lien Debt	S +	6.25% PIK	10.25%	05/25/2029	13,801	13,691	13,662	0.39
Applitools, Inc.	(6) (11) (15) (18)	First Lien Debt	S +	6.25%	10.25%	05/25/2028	—	(14)	(16)	0.00
BCTO Bluebill Midco, Inc.	(6) (7) (11)	First Lien Debt	S +	4.50%	8.81%	07/30/2032	21,333	21,124	21,124	0.61
BCTO Bluebill Midco, Inc.	(6) (11) (18)	First Lien Debt	S +	4.50%	8.81%	07/30/2032	—	(26)	(26)	0.00
Boost Newco Borrower, LLC		First Lien Debt	S +	2.00%	6.00%	01/31/2031	7,444	7,466	7,447	0.21
Cerity Partners, LLC	(6) (7) (8) (11)	First Lien Debt	S +	5.25%	9.45%	07/30/2029	3,498	3,464	3,489	0.10
Cerity Partners, LLC	(6) (11) (18)	First Lien Debt	S +	5.25%	9.45%	07/30/2029	11,341	11,221	11,305	0.32
Cerity Partners, LLC	(6) (11) (18)	First Lien Debt	S +	5.25%	9.45%	07/28/2028	88	84	87	0.00

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Cliffwater, LLC	(6) (9) (11)	First Lien Debt	S +	5.00%	9.31%	04/22/2032	21,357	21,153	21,143	0.61
Cliffwater, LLC	(6) (11) (18)	First Lien Debt	S +	5.00%	9.31%	04/22/2032	—	(19)	(20)	0.00
GC Waves Holdings, Inc.	(6) (7) (11)	First Lien Debt	S +	4.75%	9.01%	10/04/2030	27,360	26,877	27,360	0.79
GC Waves Holdings, Inc.	(6) (11) (18)	First Lien Debt	S +	4.75%	9.01%	10/04/2030	15,748	15,257	15,748	0.45
GC Waves Holdings, Inc.	(6) (11) (18)	First Lien Debt	S +	4.75%	9.01%	10/04/2030	—	(24)	—	—
MAI Capital Management Intermediate, LLC	(6) (7) (11)	First Lien Debt	S +	4.75%	8.75%	08/29/2031	4,632	4,591	4,586	0.13
MAI Capital Management Intermediate, LLC	(6) (11) (18)	First Lien Debt	S +	4.75%	8.75%	08/29/2031	1,434	1,405	1,385	0.04
MAI Capital Management Intermediate, LLC	(6) (11) (18)	First Lien Debt	S +	4.75%	8.75%	08/29/2031	219	209	207	0.01
PMA Parent Holdings, LLC	(6) (7) (8) (11)	First Lien Debt	S +	4.75%	8.75%	01/31/2031	4,913	4,853	4,876	0.14
PMA Parent Holdings, LLC	(6) (11) (18)	First Lien Debt	S +	4.75%	8.75%	01/31/2031	—	(5)	(3)	0.00
RFS Opco, LLC	(6) (12)	First Lien Debt	S +	4.75%	8.75%	04/04/2031	16,830	16,884	16,830	0.48
RFS Opco, LLC	(6) (12) (18)	First Lien Debt	S +	3.50%	7.66%	04/04/2029	17,507	17,324	17,507	0.50
SitusAMC Holdings Corporation	(6) (7) (8) (11)	First Lien Debt	S +	5.50%	9.50%	05/14/2031	19,209	19,152	19,209	0.55
Smarsh, Inc.	(6) (7) (11)	First Lien Debt	S +	4.75%	8.75%	02/16/2029	11,250	11,182	11,250	0.32
Smarsh, Inc.	(6) (11) (18)	First Lien Debt	S +	4.75%	8.75%	02/16/2029	—	(3)	—	—
Smarsh, Inc.	(6) (11) (18)	First Lien Debt	S +	4.75%	8.75%	02/16/2029	450	440	450	0.01
Trintech, Inc.	(6) (7) (8) (10)	First Lien Debt	S +	5.50%	9.66%	07/25/2029	69,405	68,386	69,058	1.98
Trintech, Inc.	(6) (10) (18)	First Lien Debt	S +	5.50%	9.66%	07/25/2029	1,735	1,653	1,704	0.05

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
								266,325	268,362	7.71
Food Products
Familia Intermediate Holdings I Corp. (Teasdale Latin Foods)	(6) (14)	Other Debt		16.25% PIK	16.25%	06/18/2028	500	340	—	—
Teasdale Foods, Inc. (Teasdale Latin Foods)	(6) (7) (10) (14)	First Lien Debt	S +	7.65% (incl. 3.40% PIK)	12.11%	12/20/2027	3,643	3,576	2,981	0.09
								3,916	2,981	0.09
Ground Transportation
PODS, LLC	(11)	First Lien Debt	S +	3.00%	7.28%	03/31/2028	4,812	4,815	4,705	0.14
SV Newco 2, Inc.	(6) (11) (15)	First Lien Debt	S +	4.75%	8.75%	06/02/2031	4,554	4,531	4,531	0.13
SV Newco 2, Inc.	(6) (11) (15)	First Lien Debt	S +	4.75%	8.75%	06/02/2031	34,929	34,481	34,832	1.00
SV Newco 2, Inc.	(6) (11) (15) (18)	First Lien Debt	S +	4.75%	8.75%	06/02/2031	21,974	21,647	21,878	0.63
SV Newco 2, Inc.	(6) (11) (15) (18)	First Lien Debt	S +	4.75%	8.75%	06/02/2031	—	(161)	(37)	0.00
								65,313	65,909	1.89
Health Care Equipment & Supplies
Journey Personal Care Corp.	(11)	First Lien Debt	S +	3.75%	7.91%	03/01/2028	4,927	4,884	4,877	0.14
Medline Borrower, LP	(12)	First Lien Debt	S +	2.00%	6.16%	10/23/2030	6,634	6,636	6,630	0.19
PerkinElmer U.S., LLC	(6) (7) (9) (10)	First Lien Debt	S +	4.75%	8.91%	03/13/2029	27,171	26,663	27,171	0.78
Tidi Legacy Products, Inc.	(6) (7) (9) (10)	First Lien Debt	S +	4.50%	8.66%	12/19/2029	11,056	10,892	11,056	0.32
Tidi Legacy Products, Inc.	(6) (10) (18)	First Lien Debt	S +	4.50%	8.66%	12/19/2029	—	(20)	—	—
Tidi Legacy Products, Inc.	(6) (10) (18)	First Lien Debt	S +	4.50%	8.66%	12/19/2029	—	(29)	—	—
YI, LLC	(6) (7) (9) (10)	First Lien Debt	S +	5.75%	9.90%	12/03/2029	17,575	17,313	17,575	0.50

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
YI, LLC	(6) (10) (18)	First Lien Debt	S +	5.75%	9.90%	12/03/2029	—	(38)	—	—
								66,301	67,309	1.93
Health Care Providers & Services
Advarra Holdings, Inc.	(6) (9) (10)	First Lien Debt	S +	4.50%	8.66%	09/15/2031	12,817	12,607	12,817	0.37
Advarra Holdings, Inc.	(6) (11) (18)	First Lien Debt	S +	4.50%	8.66%	09/15/2031	—	(3)	—	—
CNT Holdings I Corp.	(11)	First Lien Debt	S +	2.25%	6.56%	11/08/2032	6,816	6,825	6,810	0.20
DCA Investment Holdings, LLC	(6) (7) (8) (11)	First Lien Debt	S +	6.50%	10.44%	04/03/2028	49,439	49,011	46,502	1.34
DCA Investment Holdings, LLC	(6) (11)	First Lien Debt	S +	6.50%	10.44%	04/03/2028	3,797	3,760	3,572	0.10
Electron BidCo, Inc.	(12)	First Lien Debt	S +	2.75%	6.91%	11/01/2028	6,825	6,830	6,837	0.20
Ensemble RCM, LLC		First Lien Debt	S +	3.00%	7.31%	08/01/2029	4,583	4,591	4,593	0.13
Gateway US Holdings, Inc.	(6) (7) (8) (11) (15)	First Lien Debt	S +	4.75%	8.75%	09/22/2028	11,899	11,850	11,840	0.34
Gateway US Holdings, Inc.	(6) (11) (15) (18)	First Lien Debt	S +	4.75%	8.75%	09/22/2028	3,446	3,422	3,422	0.10
Gateway US Holdings, Inc.	(6) (11) (15) (18)	First Lien Debt	S +	4.75%	8.75%	09/22/2028	—	(2)	(2)	0.00
Heartland Veterinary Partners, LLC	(6) (7) (8) (10)	First Lien Debt	S +	4.75%	9.23%	06/12/2028	6,279	6,272	6,279	0.18
Heartland Veterinary Partners, LLC	(6) (7) (10)	Second Lien Debt		14.50% (incl. 7.00% PIK)	14.50%	09/10/2028	799	795	799	0.02
Heartland Veterinary Partners, LLC	(6) (7) (10)	First Lien Debt	S +	4.75%	9.23%	06/12/2028	14,219	14,202	14,219	0.41

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Heartland Veterinary Partners, LLC	(6) (10)	Second Lien Debt		14.50% (incl. 7.00% PIK)	14.50%	09/10/2028	311	309	311	0.01
Heartland Veterinary Partners, LLC	(6) (10) (18)	First Lien Debt	S +	4.75%	9.23%	06/12/2028	—	(1)	—	—
iCIMS, Inc.	(6) (11)	First Lien Debt	S +	5.75%	10.53%	08/18/2028	16,989	16,874	16,934	0.49
iCIMS, Inc.	(6) (11) (18)	First Lien Debt	S +	5.75%	10.53%	08/18/2028	172	170	167	0.00
Imagine 360, LLC	(6) (8) (11)	First Lien Debt	S +	4.75%	8.75%	10/02/2028	13,232	13,129	13,232	0.38
Imagine 360, LLC	(6) (11) (18)	First Lien Debt	S +	4.75%	8.75%	10/02/2028	—	(7)	—	—
Imagine 360, LLC	(6) (11) (18)	First Lien Debt	S +	4.75%	8.75%	10/02/2028	—	(9)	—	—
Intelerad Medical Systems Incorporated	(6) (10) (15)	First Lien Debt	S +	6.50%	10.96%	08/21/2026	9,348	9,261	9,185	0.26
Intelerad Medical Systems Incorporated	(6) (10) (15)	First Lien Debt	S +	6.50%	10.96%	08/21/2026	650	646	638	0.02
Invictus Buyer, LLC	(6) (11)	First Lien Debt	S +	4.50%	8.50%	06/03/2031	6,014	5,963	6,014	0.17
Invictus Buyer, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	8.50%	06/03/2031	—	(10)	—	—
Invictus Buyer, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	8.50%	06/03/2031	—	(8)	—	—
LSCS Holdings, Inc.		First Lien Debt	S +	4.50%	8.50%	03/04/2032	3,483	3,487	3,423	0.10
MED ParentCo, LP		First Lien Debt	S +	3.25%	7.41%	04/15/2031	2,985	2,999	2,989	0.09
Medical Solutions, LLC	(6)	First Lien Debt	S +	3.50%	7.91%	11/01/2028	5,312	5,310	3,958	0.11
Merative LP	(6) (8) (11)	First Lien Debt	S +	4.75%	8.75%	09/30/2032	29,441	29,294	29,294	0.84
Merative LP	(6) (11) (18)	First Lien Debt	S +	4.75%	8.75%	09/30/2032	—	(8)	(8)	0.00
Merative LP	(6) (11) (18)	First Lien Debt	S +	4.75%	8.75%	09/30/2032	—	(15)	(15)	0.00

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Midwest Physician Administrative Services, LLC	(11)	First Lien Debt	S +	3.00%	7.26%	03/12/2028	3,849	3,845	3,575	0.10
mPulse Mobile, Inc.	(6) (8) (11)	First Lien Debt	S +	4.75%	8.75%	08/26/2032	29,279	28,990	28,990	0.83
mPulse Mobile, Inc.	(6) (11) (18)	First Lien Debt	S +	4.75%	8.75%	08/26/2032	—	(14)	(14)	0.00
mPulse Mobile, Inc.	(6) (11) (18)	First Lien Debt	S +	4.75%	8.75%	08/26/2032	—	(41)	(41)	0.00
National Mentor Holdings, Inc.	(11)	First Lien Debt	S +	3.75%	7.98%	03/02/2028	2,699	2,688	2,684	0.08
Pacific Dental Services, LLC		First Lien Debt	S +	2.50%	6.64%	03/15/2031	2,955	2,964	2,951	0.08
Pareto Health Intermediate Holdings, Inc.	(6) (9) (10)	First Lien Debt	S +	4.75%	8.75%	06/03/2030	76,118	75,002	76,118	2.19
Pareto Health Intermediate Holdings, Inc.	(6) (10) (18)	First Lien Debt	S +	4.75%	8.75%	06/01/2029	—	(130)	—	—
PPV Intermediate Holdings, LLC	(6) (9) (11)	First Lien Debt	S +	6.00%	10.20%	08/31/2029	27,499	26,770	27,499	0.79
PPV Intermediate Holdings, LLC	(6) (11)	First Lien Debt	S +	6.00%	10.20%	08/31/2029	26,291	26,128	26,291	0.76
Promptcare Infusion Buyer, Inc.	(6) (7) (10)	First Lien Debt	S +	6.00%	10.39%	09/01/2027	3,780	3,767	3,750	0.11
Promptcare Infusion Buyer, Inc.	(6) (10)	First Lien Debt	S +	6.00%	10.39%	09/01/2027	589	587	584	0.02
Raven Acquisition Holdings, LLC	(15)	First Lien Debt	S +	3.00%	7.16%	11/19/2031	4,643	4,622	4,640	0.13
Raven Acquisition Holdings, LLC	(15) (18)	First Lien Debt	S +	3.25%	7.16%	11/19/2031	—	(1)	—	—
Stepping Stones Healthcare Services, LLC	(6) (7) (10)	First Lien Debt	S +	5.00%	9.00%	01/02/2029	8,444	8,409	8,444	0.24
Stepping Stones Healthcare Services, LLC	(6) (11) (18)	First Lien Debt	S +	5.00%	9.00%	01/02/2029	2,576	2,552	2,576	0.07
Stepping Stones Healthcare Services, LLC	(6) (11) (18)	First Lien Debt	S +	5.00%	9.00%	12/30/2026	—	(2)	—	—
Suveto Buyer, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	8.66%	09/09/2027	5,294	5,196	5,294	0.15

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Suveto Buyer, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	8.66%	09/09/2027	—	(10)	—	—
Tivity Health, Inc.	(6) (8) (11)	First Lien Debt	S +	5.00%	9.16%	06/28/2029	17,861	17,740	17,861	0.51
TTF Holdings, LLC		First Lien Debt	S +	3.75%	7.79%	07/18/2031	1,917	1,932	1,812	0.05
Vardiman Black Holdings, LLC	(6) (7) (8) (12)	First Lien Debt	S +	7.00% (incl. 2.00% PIK)	11.29%	03/18/2027	15,969	15,969	14,133	0.41
Vardiman Black Holdings, LLC	(6) (12) (13) (18)	First Lien Debt	S +	7.00% (incl. 2.00% PIK)	11.29%	03/18/2027	1,809	1,782	1,594	0.05
								436,289	432,551	12.43
Health Care Technology
Athenahealth, Inc.	(12)	First Lien Debt	S +	2.75%	6.91%	02/15/2029	7,304	7,287	7,286	0.21
Hyland Software, Inc.	(6) (7) (8) (11)	First Lien Debt	S +	5.00%	9.16%	09/19/2030	76,677	75,868	76,677	2.20
Hyland Software, Inc.	(6) (11) (18)	First Lien Debt	S +	5.00%	9.16%	09/19/2029	—	(33)	—	—
Lightspeed Buyer, Inc.	(6) (7) (10)	First Lien Debt	S +	4.75%	8.75%	02/03/2027	10,022	10,004	10,022	0.29
Lightspeed Buyer, Inc.	(6) (10)	First Lien Debt	S +	4.75%	8.75%	02/03/2027	651	647	651	0.02
Lightspeed Buyer, Inc.	(6) (10) (18)	First Lien Debt	S +	4.75%	8.75%	02/03/2027	—	(2)	—	—
MedAssets Software Intermediate Holdings, Inc.	(12)	First Lien Debt	S +	4.00%	8.13%	12/15/2028	6,121	6,121	5,555	0.16
Press Ganey Holdings, Inc.		First Lien Debt	S +	3.00%	7.16%	04/30/2031	2,977	2,974	2,968	0.09
Project Ruby Ultimate Parent Corp.		First Lien Debt	S +	2.75%	7.03%	03/10/2028	5,321	5,320	5,322	0.15
Symplr Software, Inc.	(11)	First Lien Debt	S +	4.50%	8.91%	12/22/2027	4,811	4,817	4,314	0.12
								113,003	112,795	3.24
Household Durables

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
ACProducts, Inc.	(12)	First Lien Debt	S +	4.25%	8.51%	05/17/2028	4,812	4,803	4,006	0.12
Madison Safety & Flow, LLC		First Lien Debt	S +	2.75%	6.91%	09/26/2031	4,144	4,153	4,146	0.12
								8,956	8,152	0.23
Independent Power and Renewable Electricity Producers
Lightning Power, LLC		First Lien Debt	S +	2.25%	6.25%	08/18/2031	6,947	6,955	6,938	0.20
Industrial Conglomerates
Aptean, Inc.	(6) (7) (9) (11)	First Lien Debt	S +	4.75%	8.89%	01/30/2031	77,015	76,418	77,015	2.21
Aptean, Inc.	(6) (11) (18)	First Lien Debt	S +	4.75%	8.89%	01/30/2031	—	(3)	—	—
Aptean, Inc.	(6) (18)	First Lien Debt	P +	3.75%	11.00%	01/30/2031	585	541	585	0.02
Excelitas Technologies Corp.	(6) (7) (9) (11)	First Lien Debt	S +	5.25%	9.41%	08/13/2029	30,707	30,321	30,553	0.88
Excelitas Technologies Corp.	(6) (11)	First Lien Debt	E +	5.25%	7.16%	08/13/2029	€5,574	5,697	6,517	0.19
Excelitas Technologies Corp.	(6) (11) (18)	First Lien Debt	S +	5.25%	9.41%	08/13/2029	—	(66)	(60)	0.00
Excelitas Technologies Corp.	(6) (11) (18)	First Lien Debt	S +	5.25%	9.41%	08/14/2028	—	(29)	(15)	0.00
Raptor Merger Sub Debt, LLC	(6) (7) (8) (11)	First Lien Debt	S +	5.50%	9.50%	04/01/2029	45,233	44,640	45,233	1.30
Raptor Merger Sub Debt, LLC	(6) (11) (18)	First Lien Debt	S +	5.50%	9.50%	04/01/2029	930	886	930	0.03
								158,405	160,758	4.62
Insurance Services
Acrisure, LLC		First Lien Debt	S +	3.00%	7.16%	11/06/2030	4,963	4,950	4,949	0.14
Alliant Holdings Intermediate, LLC		First Lien Debt	S +	2.50%	6.67%	09/19/2031	7,103	7,112	7,083	0.20

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Amerilife Holdings, LLC	(6) (7) (8) (11)	First Lien Debt	S +	5.00%	9.17%	08/31/2029	30,765	30,505	30,765	0.88
Amerilife Holdings, LLC	(6) (11) (18)	First Lien Debt	S +	5.00%	9.17%	08/31/2029	3,322	3,296	3,322	0.10
Amerilife Holdings, LLC	(6) (11) (18)	First Lien Debt	S +	5.00%	9.17%	08/31/2028	450	438	450	0.01
Broadstreet Partners, Inc.		First Lien Debt	S +	2.75%	6.91%	06/13/2031	7,446	7,430	7,451	0.21
Fetch Insurance Services, LLC	(6)	Other Debt		12.75% (incl. 3.75% PIK)	12.75%	10/31/2027	3,193	3,149	3,161	0.09
Foundation Risk Partners Corp.	(6) (8) (11)	First Lien Debt	S +	4.75%	8.75%	10/29/2030	34,707	34,432	34,707	1.00
Foundation Risk Partners Corp.	(6) (11) (18)	First Lien Debt	S +	4.75%	8.75%	10/29/2030	18,483	18,283	18,483	0.53
Foundation Risk Partners Corp.	(6) (11) (18)	First Lien Debt	S +	4.75%	8.75%	10/29/2029	—	(17)	—	—
Galway Borrower, LLC	(6) (7) (8) (9) (11)	First Lien Debt	S +	4.50%	8.50%	09/29/2028	51,111	50,515	51,111	1.47
Galway Borrower, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	8.50%	09/29/2028	21,396	21,138	21,396	0.61
Galway Borrower, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	8.50%	09/29/2028	752	718	752	0.02
Higginbotham Insurance Agency, Inc.	(6) (7) (8) (10)	First Lien Debt	S +	4.50%	8.67%	11/24/2028	19,964	19,896	19,964	0.57
Higginbotham Insurance Agency, Inc.	(6) (10) (18)	First Lien Debt	S +	4.50%	8.67%	11/24/2028	13,102	12,970	13,102	0.38
High Street Buyer, Inc.	(6) (7) (11)	First Lien Debt	S +	5.25%	9.25%	04/14/2028	4,163	4,160	4,163	0.12
High Street Buyer, Inc.	(6) (7) (11)	First Lien Debt	S +	5.25%	9.25%	04/14/2028	65,769	65,115	65,769	1.89
High Street Buyer, Inc.	(6) (11) (18)	First Lien Debt	S +	5.25%	9.25%	04/16/2027	—	—	—	—
HUB International Limited	(11)	First Lien Debt	S +	2.25%	6.58%	06/20/2030	4,213	4,217	4,218	0.12
Inszone Mid, LLC	(6) (7) (9) (10)	First Lien Debt	S +	5.25%	9.25%	11/30/2029	13,734	13,527	13,699	0.39

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Inszone Mid, LLC	(6) (10) (18)	First Lien Debt	S +	5.25%	9.25%	11/30/2029	24,135	23,764	24,059	0.69
Inszone Mid, LLC	(6) (10) (18)	First Lien Debt	S +	5.25%	9.25%	11/30/2029	—	(44)	(8)	0.00
Integrity Marketing Acquisition, LLC	(6) (7) (8) (9) (11)	First Lien Debt	S +	5.00%	9.20%	08/25/2028	111,465	111,465	111,465	3.20
Integrity Marketing Acquisition, LLC	(6) (11) (18)	First Lien Debt	S +	5.00%	9.20%	08/25/2028	—	—	—	—
Long Term Care Group, Inc.	(6) (7) (8) (11) (13)	First Lien Debt	S +	6.00%	10.59%	09/08/2027	14,685	14,380	13,253	0.38
Patriot Growth Insurance Services, LLC	(6) (7) (8) (11)	First Lien Debt	S +	5.00%	9.15%	10/16/2028	19,371	19,250	19,371	0.56
Patriot Growth Insurance Services, LLC	(6) (11)	First Lien Debt	S +	5.00%	9.15%	10/14/2028	24,571	24,318	24,571	0.71
Patriot Growth Insurance Services, LLC	(6) (11) (18)	First Lien Debt	S +	5.00%	9.15%	10/16/2028	—	(4)	—	—
Truist Insurance Holdings, LLC		First Lien Debt	S +	2.75%	6.75%	05/06/2031	5,000	4,985	4,992	0.14
USI, Inc.		First Lien Debt	S +	2.25%	6.25%	09/29/2030	2,948	2,955	2,943	0.08
USI, Inc.		First Lien Debt	S +	2.25%	6.25%	11/21/2029	1,965	1,969	1,962	0.06
World Insurance Associates, LLC	(6) (7) (8) (9) (10)	First Lien Debt	S +	5.00%	9.00%	04/03/2030	100,295	99,090	100,295	2.88
World Insurance Associates, LLC	(6) (10) (18)	First Lien Debt	S +	5.00%	9.00%	04/03/2030	—	(13)	—	—
								603,949	607,448	17.45
Interactive Media & Services
Arches Buyer, Inc.	(12)	First Lien Debt	S +	3.25%	7.51%	12/06/2027	2,405	2,401	2,406	0.07
FMG Suite Holdings, LLC	(6) (8)	First Lien Debt	S +	4.75%	8.91%	09/09/2032	18,011	17,832	17,832	0.51
FMG Suite Holdings, LLC	(6) (18)	First Lien Debt	S +	4.75%	8.91%	09/09/2032	—	(24)	(24)	0.00
FMG Suite Holdings, LLC	(6) (18)	First Lien Debt	S +	4.75%	8.91%	09/09/2032	—	(29)	(29)	0.00

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Spectrio, LLC	(6) (7) (10)	First Lien Debt	S +	6.00%	10.20%	12/09/2026	11,578	11,279	9,286	0.27
Spectrio, LLC	(6) (7) (10)	First Lien Debt	S +	6.00%	10.20%	12/09/2026	4,639	4,519	3,721	0.11
Spectrio, LLC	(6) (10) (18)	First Lien Debt	S +	6.00%	10.20%	12/09/2026	1,246	1,212	973	0.03
Triple Lift, Inc.	(6) (8) (11)	First Lien Debt	S +	5.75%	9.90%	05/05/2028	16,073	15,453	15,069	0.43
Triple Lift, Inc.	(6) (11) (18)	First Lien Debt	S +	5.75%	9.90%	05/05/2028	—	(80)	(107)	0.00
								52,563	49,127	1.41
IT Services
Apollo Acquisition, Inc.	(6) (9) (11)	First Lien Debt	S +	5.00%	9.16%	12/30/2031	19,799	19,616	19,799	0.57
Apollo Acquisition, Inc.	(6) (11) (18)	First Lien Debt	S +	5.00%	9.16%	12/30/2031	5,920	5,815	5,920	0.17
Apollo Acquisition, Inc.	(6) (11) (18)	First Lien Debt	S +	5.00%	9.16%	12/30/2030	—	(35)	—	—
Asurion, LLC		First Lien Debt	S +	4.25%	8.41%	09/19/2030	7,287	7,275	7,256	0.21
Atlas Purchaser, Inc.	(6) (7) (14)	First Lien Debt	S +	7.50% (incl. 6.50% PIK)	12.08%	05/05/2028	1,132	977	221	0.01
Atlas Purchaser, Inc.	(6) (7) (14)	First Lien Debt	S +	7.50% (incl. 5.50% PIK)	12.08%	05/05/2028	2,613	1,860	78	0.00
Catalis Intermediate, Inc.	(6) (7) (8) (11)	First Lien Debt	S +	5.50%	9.65%	08/04/2027	23,198	22,796	22,843	0.66
Catalis Intermediate, Inc.	(6) (7) (11)	First Lien Debt	S +	5.50%	9.65%	08/04/2027	5,220	5,133	5,140	0.15
Catalis Intermediate, Inc.	(6) (11) (18)	First Lien Debt	S +	5.50%	9.65%	08/04/2027	615	573	574	0.02
Endure Digital, Inc.	(10)	First Lien Debt	S +	3.50%	7.84%	02/10/2028	5,352	5,308	3,800	0.11
Gainwell Acquisition Corp.	(11)	First Lien Debt	S +	4.00%	8.10%	10/01/2027	6,735	6,747	6,619	0.19
GI DI Cornfield Acquisition, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.76%	03/09/2028	31,687	31,363	31,472	0.90

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
GI DI Cornfield Acquisition, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.76%	03/09/2028	16,333	16,254	16,223	0.47
Idera, Inc.	(6) (7) (11)	Second Lien Debt	S +	6.75%	11.20%	03/02/2029	355	355	355	0.01
Redwood Services Group, LLC	(6) (7) (9) (11)	First Lien Debt	S +	5.25%	9.26%	06/15/2029	50,151	49,590	49,900	1.43
Redwood Services Group, LLC	(6) (11) (18)	First Lien Debt	S +	5.25%	9.26%	06/15/2029	39,069	38,585	38,831	1.12
Ridge Trail US Bidco, Inc.	(6) (7) (11) (15)	First Lien Debt	S +	4.50%	8.37%	09/30/2031	48,613	47,963	48,613	1.40
Ridge Trail US Bidco, Inc.	(6) (10) (15) (18)	First Lien Debt	S +	4.50%	8.37%	09/30/2031	—	(109)	—	—
Ridge Trail US Bidco, Inc.	(6) (11) (15) (18)	First Lien Debt	S +	4.50%	8.37%	03/31/2031	1,520	1,449	1,520	0.04
Sedgwick Claims Management Services, Inc.		First Lien Debt	S +	2.50%	6.66%	07/31/2031	7,391	7,414	7,380	0.21
Syntax Systems, Ltd.	(6) (7) (11) (15)	First Lien Debt	S +	5.00%	9.27%	10/27/2028	18,453	18,389	18,269	0.52
Thrive Buyer, Inc. (Thrive Networks)	(6) (7) (11)	First Lien Debt	S +	4.75%	8.75%	02/02/2032	43,971	43,562	43,861	1.26
Thrive Buyer, Inc. (Thrive Networks)	(6) (11) (18)	First Lien Debt	S +	4.75%	8.75%	02/02/2032	6,500	6,399	6,462	0.19
Thrive Buyer, Inc. (Thrive Networks)	(6) (11) (18)	First Lien Debt	S +	4.75%	8.75%	02/02/2032	612	560	597	0.02
UpStack, Inc.	(6) (7) (11)	First Lien Debt	S +	5.00%	9.04%	08/25/2031	5,525	5,476	5,484	0.16
UpStack, Inc.	(6) (11) (18)	First Lien Debt	S +	5.00%	9.04%	08/25/2031	652	640	636	0.02
UpStack, Inc.	(6) (11) (18)	First Lien Debt	S +	5.00%	9.04%	08/25/2031	213	205	206	0.01
Victors Purchaser, LLC	(6) (9) (12)	First Lien Debt	S +	4.75%	8.75%	08/15/2031	11,195	11,097	11,195	0.32
Victors Purchaser, LLC	(6) (12) (18)	First Lien Debt	S +	4.75%	8.75%	08/15/2031	579	565	579	0.02
Victors Purchaser, LLC	(6) (12) (18)	First Lien Debt	S +	4.75%	8.75%	08/15/2031	—	(11)	—	—

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Virtusa Corporation		First Lien Debt	S +	3.25%	7.41%	02/15/2029	4,962	4,973	4,894	0.14
								360,784	358,727	10.31
Leisure Products
Recess Holdings, Inc.	(10)	First Lien Debt	S +	3.75%	8.07%	02/20/2030	6,439	6,481	6,457	0.19
Life Sciences Tools & Services
Model N, Inc.	(6) (8) (11)	First Lien Debt	S +	4.75%	8.75%	06/27/2031	19,698	19,527	19,698	0.57
Model N, Inc.	(6) (11) (18)	First Lien Debt	S +	4.75%	8.75%	06/27/2031	—	(22)	—	—
Model N, Inc.	(6) (11) (18)	First Lien Debt	S +	4.75%	8.75%	06/27/2031	—	(24)	—	—
Parexel International Corporation	(12)	First Lien Debt	S +	2.50%	6.66%	11/15/2028	6,495	6,503	6,498	0.19
								25,984	26,196	0.75
Machinery
AI Aqua Merger Sub, Inc.	(12)	First Lien Debt	S +	3.00%	7.28%	07/31/2028	7,356	7,360	7,369	0.21
Answer Acquisition, LLC	(6) (7) (10)	First Lien Debt	S +	6.00%	10.26%	12/30/2026	38,635	38,415	35,761	1.03
Answer Acquisition, LLC	(6) (10) (18)	First Lien Debt	S +	6.00%	10.26%	12/30/2026	1,633	1,619	1,373	0.04
Chase Intermediate, LLC	(6) (11) (18)	First Lien Debt	S +	4.75%	9.06%	10/30/2028	19,685	19,412	19,440	0.56
Chase Intermediate, LLC	(6) (11) (18)	First Lien Debt	S +	4.75%	9.06%	10/30/2028	272	260	261	0.01
Conair Holdings, LLC	(12)	First Lien Debt	S +	3.75%	8.03%	05/17/2028	3,850	3,852	2,401	0.07
CPM Holdings, Inc.	(12)	First Lien Debt	S +	4.50%	8.78%	09/28/2028	4,962	4,883	4,946	0.14
Engineered Machinery Holdings, Inc.	(11)	First Lien Debt	S +	3.50%	7.76%	05/19/2028	6,345	6,341	6,374	0.18
Filtration Group Corporation	(12)	First Lien Debt	S +	2.75%	6.91%	10/21/2028	7,331	7,346	7,358	0.21

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Icebox Holdco III, Inc.	(12)	First Lien Debt	S +	3.25%	7.25%	12/22/2031	5,389	5,409	5,417	0.16
Madison IAQ, LLC	(12)	First Lien Debt	S +	2.50%	6.70%	06/21/2028	4,824	4,821	4,825	0.14
MHE Intermediate Holdings, LLC	(6) (10)	First Lien Debt	S +	6.00%	10.53%	07/21/2027	7,791	7,774	7,791	0.22
MHE Intermediate Holdings, LLC	(6) (7) (10)	First Lien Debt	S +	6.00%	10.53%	07/21/2027	6,380	6,340	6,380	0.18
MHE Intermediate Holdings, LLC	(6) (10) (18)	First Lien Debt	S +	6.00%	10.53%	07/21/2027	429	429	429	0.01
Pro Mach Group, Inc.	(10)	First Lien Debt	S +	2.75%	6.91%	08/31/2028	7,201	7,231	7,211	0.21
Roper Industrial Products Investment Company, LLC	(12)	First Lien Debt	S +	2.75%	6.75%	11/22/2029	3,940	3,956	3,944	0.11
TK Elevator US Newco, Inc.	(12)	First Lien Debt	S +	3.00%	7.20%	04/30/2030	7,292	7,313	7,308	0.21
								132,761	128,588	3.69
Media
Aragorn Parent Corporation		First Lien Debt	S +	3.50%	7.66%	12/15/2028	5,784	5,776	5,810	0.17
								5,776	5,810	0.17
Multi-Utilities
AWP Group Holdings, Inc.	(6) (7) (8) (10)	First Lien Debt	S +	4.50%	8.66%	12/23/2030	48,240	47,179	48,240	1.39
AWP Group Holdings, Inc.	(6) (10) (18)	First Lien Debt	S +	4.50%	8.66%	12/23/2030	5,575	5,474	5,575	0.16
AWP Group Holdings, Inc.	(6) (10) (18)	First Lien Debt	S +	4.50%	8.66%	12/23/2030	2,226	2,180	2,226	0.06
Vessco Midco Holdings, LLC	(6) (8) (11)	First Lien Debt	S +	4.75%	8.93%	07/24/2031	33,937	33,643	33,937	0.97
Vessco Midco Holdings, LLC	(6) (11) (18)	First Lien Debt	S +	4.75%	8.93%	07/24/2031	6,146	6,072	6,146	0.18
Vessco Midco Holdings, LLC	(6) (11) (18)	First Lien Debt	S +	4.75%	8.93%	07/24/2031	—	(31)	—	—
								94,517	96,124	2.76

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Pharmaceuticals
Caerus US 1, Inc.	(6) (7) (9) (11) (15)	First Lien Debt	S +	5.00%	9.00%	05/25/2029	40,499	39,945	40,317	1.16
Caerus US 1, Inc.	(6) (11) (15)	First Lien Debt	S +	5.00%	9.00%	05/25/2029	5,927	5,840	5,900	0.17
Caerus US 1, Inc.	(6) (11) (15) (18)	First Lien Debt	S +	5.00%	9.00%	05/25/2029	2,050	1,997	2,030	0.06
Real Chemistry Intermediate III, Inc.	(6) (9) (12)	First Lien Debt	S +	4.50%	8.50%	04/12/2032	19,125	19,034	19,029	0.55
Real Chemistry Intermediate III, Inc.	(6) (12) (18)	First Lien Debt	S +	4.50%	8.50%	04/12/2032	3,273	3,245	3,230	0.09
Real Chemistry Intermediate III, Inc.	(6) (12) (18)	First Lien Debt	S +	4.50%	8.50%	04/12/2032	—	(20)	(21)	0.00
								70,041	70,485	2.02
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(6) (7)	First Lien Debt	S +	6.00%	10.29%	03/10/2027	1,395	1,360	1,395	0.04
Abacus Data Holdings, Inc. (AbacusNext)	(6) (18)	First Lien Debt	S +	6.00%	10.29%	03/10/2027	—	(14)	—	—
Accordion Partners, LLC	(6) (11)	First Lien Debt	S +	5.00%	9.00%	11/17/2031	52,951	52,471	52,951	1.52
Accordion Partners, LLC	(6) (11) (18)	First Lien Debt	S +	5.00%	9.00%	11/17/2031	1,417	1,378	1,417	0.04
Accordion Partners, LLC	(6) (11) (18)	First Lien Debt	S +	5.00%	9.00%	11/17/2031	—	(52)	—	—
Ascend Partner Services, LLC	(6) (11)	First Lien Debt	S +	4.50%	8.54%	08/11/2031	1,297	1,285	1,297	0.04
Ascend Partner Services, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	8.54%	08/11/2031	1,801	1,781	1,798	0.05
Ascend Partner Services, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	8.54%	08/11/2031	—	(4)	—	—
Bridgepointe Technologies, LLC	(6) (10)	First Lien Debt	S +	5.00%	9.00%	12/31/2027	18,526	18,236	18,479	0.53
Bridgepointe Technologies, LLC	(6) (10) (18)	First Lien Debt	S +	5.00%	9.00%	12/31/2027	26,971	26,534	26,881	0.77

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Bullhorn, Inc.	(6) (10)	First Lien Debt	S +	5.00%	9.16%	10/01/2029	3,429	3,409	3,429	0.10
Bullhorn, Inc.	(6) (10) (18)	First Lien Debt	S +	5.00%	9.16%	10/01/2029	4,371	4,353	4,371	0.13
Bullhorn, Inc.	(6) (10) (18)	First Lien Debt	S +	5.00%	9.16%	10/01/2029	53	52	53	0.00
Carr, Riggs and Ingram Capital, LLC	(6) (7) (12)	First Lien Debt	S +	4.25%	8.25%	11/18/2031	14,589	14,457	14,553	0.42
Carr, Riggs and Ingram Capital, LLC	(6) (12) (18)	First Lien Debt	S +	4.25%	8.25%	11/18/2031	1,569	1,535	1,550	0.04
Carr, Riggs and Ingram Capital, LLC	(6) (12) (18)	First Lien Debt	S +	4.25%	8.25%	11/18/2031	—	(30)	(8)	0.00
ComPsych Investment Corp.	(6) (8) (11)	First Lien Debt	S +	4.75%	9.08%	07/22/2031	15,351	15,284	15,351	0.44
ComPsych Investment Corp.	(6) (11) (18)	First Lien Debt	S +	4.75%	9.08%	07/22/2031	—	(10)	—	—
CoreLogic, Inc.	(12)	First Lien Debt	S +	3.50%	7.78%	06/02/2028	4,948	4,939	4,944	0.14
Crisis Prevention Institute, Inc.	(12)	First Lien Debt	S +	4.00%	8.00%	04/09/2031	17,865	17,790	17,731	0.51
Deerfield Dakota Holding, LLC	(11)	First Lien Debt	S +	5.75% (incl. 2.75% PIK)	9.81%	09/13/2032	45,725	45,270	45,271	1.30
Deerfield Dakota Holding, LLC	(11) (18)	First Lien Debt	S +	5.75% (incl. 2.75% PIK)	9.81%	09/13/2032	—	(43)	(43)	0.00
EAB Global, Inc.		First Lien Debt	S +	3.00%	7.16%	08/16/2030	3,930	3,929	3,823	0.11
Employbridge Holding Company		First Lien Debt	S +	4.75%	9.01%	01/19/2030	2,274	1,332	364	0.01
GPS Merger Sub, LLC	(6) (8) (10)	First Lien Debt	S +	5.25%	9.41%	10/02/2029	15,829	15,631	15,829	0.45
GPS Merger Sub, LLC	(6) (10) (18)	First Lien Debt	S +	5.25%	9.41%	10/02/2029	—	(22)	—	—
GPS Merger Sub, LLC	(6) (10) (18)	First Lien Debt	S +	5.25%	9.41%	10/02/2029	—	(33)	—	—
IG Investment Holdings, LLC	(6) (8) (11)	First Lien Debt	S +	5.00%	9.31%	09/22/2028	33,013	32,751	32,848	0.94

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
IG Investment Holdings, LLC	(6) (11) (18)	First Lien Debt	S +	5.00%	9.31%	09/22/2028	—	(29)	(19)	0.00
IQN Holding Corp.	(6) (8) (11)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.75%	05/02/2029	12,059	11,989	12,059	0.35
IQN Holding Corp.	(6) (11)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.75%	07/16/2031	4,963	4,969	4,947	0.14
IQN Holding Corp.	(6) (11)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.75%	05/02/2029	3,934	3,892	3,934	0.11
IQN Holding Corp.	(6) (11) (18)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.75%	05/02/2028	465	461	465	0.01
KENG Acquisition, Inc.	(6) (7) (8) (10)	First Lien Debt	S +	4.50%	8.81%	08/01/2029	10,952	10,761	10,842	0.31
KENG Acquisition, Inc.	(6) (10) (18)	First Lien Debt	S +	4.50%	8.81%	08/01/2029	5,204	5,074	5,102	0.15
KENG Acquisition, Inc.	(6) (10) (18)	First Lien Debt	S +	4.50%	8.81%	08/01/2029	—	(53)	(41)	0.00
Mermaid Bidco, Inc.		First Lien Debt	S +	3.25%	7.57%	07/03/2031	3,970	3,983	3,961	0.11
Tidal Waste & Recycling Holdings, LLC		First Lien Debt	S +	3.00%	7.00%	10/24/2031	1,990	1,997	2,000	0.06
UHY Advisors, Inc.	(6) (9) (11)	First Lien Debt	S +	4.75%	8.95%	11/21/2031	7,689	7,619	7,689	0.22
UHY Advisors, Inc.	(6) (11) (18)	First Lien Debt	S +	4.75%	8.95%	11/21/2031	486	450	486	0.01
UHY Advisors, Inc.	(6) (11) (18)	First Lien Debt	S +	4.75%	8.95%	11/21/2031	159	141	159	0.00
Verdantas, LLC	(6) (11)	First Lien Debt	S +	5.25%	9.25%	05/06/2031	32,842	32,424	32,799	0.94
Verdantas, LLC	(6) (11) (18)	First Lien Debt	S +	5.25%	9.25%	05/06/2031	1,825	1,779	1,820	0.05
Verdantas, LLC	(6) (11) (18)	First Lien Debt	S +	5.25%	9.25%	05/06/2030	1,698	1,658	1,694	0.05
								350,684	352,181	10.12
Real Estate Management & Development
Associations, Inc.	(6) (10)	First Lien Debt	S +	6.50%	11.08%	07/03/2028	10,811	10,803	10,811	0.31

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Associations, Inc.	(6) (10) (18)	First Lien Debt	S +	6.50%	11.08%	07/03/2028	320	319	320	0.01
Associations, Inc.	(6) (10) (18)	First Lien Debt	S +	6.50%	11.08%	07/03/2028	—	(1)	—	—
Inhabitiq, Inc.	(6) (7) (11)	First Lien Debt	S +	4.50%	8.66%	01/12/2032	17,181	17,102	17,181	0.49
Inhabitiq, Inc.	(6) (11) (18)	First Lien Debt	S +	4.50%	8.66%	01/12/2032	—	(11)	—	—
Inhabitiq, Inc.	(6) (11) (18)	First Lien Debt	S +	4.50%	8.66%	01/12/2032	—	(13)	—	—
MRI Software, LLC	(6) (10)	First Lien Debt	S +	4.75%	8.75%	02/10/2028	68,241	68,118	68,167	1.96
MRI Software, LLC	(6) (10)	First Lien Debt	S +	4.75%	8.75%	02/10/2028	7,480	7,423	7,471	0.21
MRI Software, LLC	(6) (10) (18)	First Lien Debt	S +	4.75%	8.75%	02/10/2028	548	531	542	0.02
Pritchard Industries, LLC	(6) (7) (11)	First Lien Debt	S +	5.75%	9.90%	10/13/2027	10,638	10,532	10,452	0.30
Pritchard Industries, LLC	(6) (11)	First Lien Debt	S +	5.75%	9.90%	10/13/2027	2,544	2,518	2,499	0.07
Zarya Intermediate, LLC	(6) (10) (15)	First Lien Debt	S +	6.50%	10.70%	07/01/2027	38,575	38,549	38,575	1.11
Zarya Intermediate, LLC	(6) (10) (15) (18)	First Lien Debt	S +	6.50%	10.70%	07/01/2027	—	—	—	—
								155,870	156,018	4.48
Software
Alert Media, Inc.	(6) (10)	First Lien Debt	S +	6.25% (incl. 5.25% PIK)	10.54%	04/12/2027	32,544	32,176	32,544	0.93
Alert Media, Inc.	(6) (10) (18)	First Lien Debt	S +	6.25% (incl. 5.25% PIK)	10.54%	04/12/2027	—	(30)	—	—
Anaplan, Inc.	(6) (7) (9) (11)	First Lien Debt	S +	4.50%	8.70%	06/21/2029	80,169	79,406	80,169	2.30
Appfire Technologies, LLC	(6) (10)	First Lien Debt	S +	5.00%	9.00%	03/09/2028	13,365	13,332	13,365	0.38
Appfire Technologies, LLC	(6) (10) (18)	First Lien Debt	S +	5.00%	9.00%	03/09/2028	187	168	187	0.01

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Appfire Technologies, LLC	(6) (10) (18)	First Lien Debt	S +	5.00%	9.00%	03/09/2028	134	130	134	0.00
Applied Systems, Inc.		First Lien Debt	S +	2.25%	6.25%	02/24/2031	3,950	3,967	3,951	0.11
Apryse Software Corp.	(6) (7) (8) (12)	First Lien Debt	S +	4.75%	8.75%	06/28/2032	47,559	47,096	47,262	1.36
Apryse Software Corp.	(6) (12) (18)	First Lien Debt	S +	4.75%	8.75%	06/28/2032	—	(38)	(25)	0.00
Artifact Bidco, Inc.	(6)	First Lien Debt	S +	4.25%	8.25%	07/28/2031	21,837	21,647	21,837	0.63
Artifact Bidco, Inc.	(6) (18)	First Lien Debt	S +	4.25%	8.25%	07/28/2031	—	(22)	—	—
Artifact Bidco, Inc.	(6) (18)	First Lien Debt	S +	4.25%	8.25%	07/26/2030	—	(30)	—	—
Astra Acquisition Corp.	(14)	First Lien Debt	S +	5.25%		02/25/2028	844	759	166	0.00
Astra Acquisition Corp.	(14)	First Lien Debt	S +	5.25%		10/25/2028	1,185	676	3	0.00
AuditBoard, Inc.	(6) (8) (10)	First Lien Debt	S +	4.50%	8.50%	07/14/2031	34,200	33,903	34,200	0.98
AuditBoard, Inc.	(6) (10) (18)	First Lien Debt	S +	4.50%	8.50%	07/14/2031	—	(67)	—	—
AuditBoard, Inc.	(6) (10) (18)	First Lien Debt	S +	4.50%	8.50%	07/14/2031	—	(54)	—	—
Banyan Software Holdings, LLC	(6) (7) (10)	First Lien Debt	S +	5.25%	9.41%	01/02/2031	30,283	30,009	29,980	0.86
Banyan Software Holdings, LLC	(6) (10) (18)	First Lien Debt	S +	5.25%	9.41%	01/02/2031	18,795	18,608	18,576	0.53
Banyan Software Holdings, LLC	(6) (10) (18)	First Lien Debt	S +	5.25%	9.41%	01/02/2031	—	(28)	(33)	0.00
Bottomline Technologies, Inc.	(6) (8) (11)	First Lien Debt	S +	4.50%	8.50%	05/14/2029	23,584	23,296	23,584	0.68
Bottomline Technologies, Inc.	(6) (11) (18)	First Lien Debt	S +	4.50%	8.50%	05/15/2028	—	(15)	—	—
Central Parent, Inc.		First Lien Debt	S +	3.25%	7.25%	07/06/2029	3,960	3,964	3,417	0.10

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
CLEO Communications Holding, LLC	(6) (7) (10)	First Lien Debt	S +	5.50%	9.76%	06/09/2027	16,056	15,978	16,056	0.46
CLEO Communications Holding, LLC	(6) (10) (18)	First Lien Debt	S +	5.50%	9.76%	06/09/2027	—	(25)	—	—
Cloudera, Inc.	(12)	First Lien Debt	S +	3.75%	8.01%	10/08/2028	7,379	7,339	7,247	0.21
Clover Holdings 2, LLC		First Lien Debt	S +	3.75%	7.94%	12/09/2031	5,985	5,981	5,983	0.17
Clover Holdings SPV III, LLC		First Lien Debt			15.00%	12/09/2027	303	298	309	0.01
Coupa Holdings, LLC	(6) (7) (9) (11)	First Lien Debt	S +	5.25%	9.56%	02/27/2030	20,764	20,398	20,764	0.60
Coupa Holdings, LLC	(6) (11) (18)	First Lien Debt	S +	5.25%	9.56%	02/27/2030	—	(6)	—	—
Coupa Holdings, LLC	(6) (11) (18)	First Lien Debt	S +	5.25%	9.56%	02/27/2029	—	(8)	—	—
Cyara AcquisitionCo, LLC	(6) (10)	First Lien Debt	S +	6.25% (incl. 2.25% PIK)	9.75%	06/28/2029	63,071	61,986	63,071	1.81
Cyara AcquisitionCo, LLC	(6) (10) (18)	First Lien Debt	S +	6.25% (incl. 2.25% PIK)	9.75%	06/28/2029	—	(65)	—	—
Diligent Corporation	(6) (11)	First Lien Debt	S +	5.00%	9.20%	08/02/2030	73,157	72,706	73,157	2.10
Diligent Corporation	(6) (11) (18)	First Lien Debt	S +	5.00%	9.20%	08/02/2030	—	(62)	—	—
Diligent Corporation	(6) (11) (18)	First Lien Debt	S +	5.00%	9.20%	08/02/2030	785	744	785	0.02
Dragon Buyer, Inc.		First Lien Debt	S +	2.75%	6.75%	09/30/2031	4,963	4,965	4,964	0.14
E-Discovery AcquireCo, LLC	(6) (10)	First Lien Debt	S +	6.00%	10.13%	08/29/2029	36,747	36,138	36,747	1.06
E-Discovery AcquireCo, LLC	(6) (10) (18)	First Lien Debt	S +	6.00%	10.13%	08/29/2029	2,322	2,263	2,322	0.07
ECI Macola Max Holding, LLC	(11)	First Lien Debt	S +	2.75%	6.75%	05/09/2030	4,813	4,818	4,809	0.14
Emburse, Inc.	(6) (9) (11)	First Lien Debt	S +	4.25%	8.25%	05/28/2032	22,105	22,052	22,050	0.63

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Emburse, Inc.	(6) (11) (18)	First Lien Debt	S +	4.25%	8.25%	05/28/2032	—	(5)	(10)	0.00
Emburse, Inc.	(6) (11) (18)	First Lien Debt	S +	4.25%	8.25%	05/28/2032	—	(9)	(10)	0.00
Epicor Software Corporation	(11)	First Lien Debt	S +	2.50%	6.66%	05/30/2031	5,136	5,139	5,140	0.15
Espresso Bidco, Inc.	(6) (7) (11)	First Lien Debt	S +	5.25% (incl. 3.13% PIK)	9.75%	03/25/2032	27,227	26,847	26,819	0.77
Espresso Bidco, Inc.	(6) (10) (18)	First Lien Debt	S +	5.25% (incl. 3.13% PIK)	9.75%	03/25/2032	—	(52)	(111)	0.00
Espresso Bidco, Inc.	(6) (10) (18)	First Lien Debt	S +	5.25% (incl. 3.13% PIK)	9.75%	03/25/2032	—	(46)	(49)	0.00
Everbridge Holdings, LLC	(6) (8) (11)	First Lien Debt	S +	5.00%	9.29%	07/02/2031	60,357	60,096	60,357	1.73
Everbridge Holdings, LLC	(6) (11) (18)	First Lien Debt	S +	5.00%	9.29%	07/02/2031	7,104	7,051	7,104	0.20
Everbridge Holdings, LLC	(6) (11) (18)	First Lien Debt	S +	5.00%	9.29%	07/02/2031	—	(30)	—	—
Formstack Acquisition, Co.	(6) (10)	First Lien Debt	S +	5.50%	9.50%	03/28/2030	52,696	52,074	52,565	1.51
Formstack Acquisition, Co.	(6) (10) (18)	First Lien Debt	S +	5.50%	9.50%	03/28/2030	5,196	5,041	5,144	0.15
Formstack Acquisition, Co.	(6) (10) (18)	First Lien Debt	S +	5.50%	9.50%	03/28/2030	1,703	1,585	1,676	0.05
Fullsteam Operations, LLC	(6) (8) (11)	First Lien Debt	S +	5.25%	9.48%	08/08/2031	38,077	37,703	37,703	1.08
Fullsteam Operations, LLC	(6) (11) (18)	First Lien Debt	S +	5.25%	9.48%	08/08/2031	—	(62)	(62)	0.00
Fullsteam Operations, LLC	(6) (11) (18)	First Lien Debt	S +	5.25%	9.48%	08/08/2031	—	(41)	(41)	0.00
Granicus, Inc.	(6) (7) (9) (11)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.06%	01/17/2031	63,328	62,853	63,328	1.82
Granicus, Inc.	(6) (11) (18)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.06%	01/17/2031	12,997	12,921	12,997	0.37
Granicus, Inc.	(6) (18)	First Lien Debt	P +	4.25%	11.75%	01/17/2031	—	(64)	—	—

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
GS AcquisitionCo, Inc.	(6) (7) (10)	First Lien Debt	S +	5.25%	9.25%	05/25/2028	62,064	61,911	62,064	1.78
GS AcquisitionCo, Inc.	(6) (10) (18)	First Lien Debt	S +	5.25%	9.25%	05/25/2028	1,445	1,436	1,445	0.04
GS AcquisitionCo, Inc.	(6) (10) (18)	First Lien Debt	S +	5.25%	9.25%	05/25/2028	1,773	1,757	1,773	0.05
Hootsuite, Inc.	(6) (15)	First Lien Debt	S +	5.50%	9.50%	05/22/2030	18,664	18,434	18,664	0.54
Hootsuite, Inc.	(6) (15) (18)	First Lien Debt	S +	5.50%	9.50%	05/22/2030	—	(24)	—	—
Icefall Parent, Inc.	(6) (7) (10)	First Lien Debt	S +	4.75%	8.81%	01/25/2030	25,133	24,741	25,133	0.72
Icefall Parent, Inc.	(6) (10) (18)	First Lien Debt	S +	4.75%	8.81%	01/25/2030	—	(36)	—	—
Imprivata, Inc.	(6)	First Lien Debt	S +	3.00%	7.00%	12/01/2027	6,388	6,387	6,410	0.18
LegitScript, LLC	(6) (7) (8) (11)	First Lien Debt	S +	5.75%	9.91%	06/24/2029	36,701	36,301	36,701	1.05
LegitScript, LLC	(6) (11)	First Lien Debt	S +	5.75%	9.91%	06/24/2029	970	960	970	0.03
LegitScript, LLC	(6) (11) (18)	First Lien Debt	S +	5.75%	9.91%	06/24/2028	2,109	2,062	2,109	0.06
LogRhythm, Inc.	(6) (10)	First Lien Debt	S +	7.50%	11.66%	07/02/2029	6,818	6,654	6,631	0.19
LogRhythm, Inc.	(6) (10) (18)	First Lien Debt	S +	7.50%	11.66%	07/02/2029	—	(15)	(19)	0.00
Magenta Buyer, LLC		First Lien Debt	S +	5.00%	9.57%	07/27/2028	4,825	4,815	1,447	0.04
McAfee, LLC	(12)	First Lien Debt	S +	3.00%	7.22%	03/01/2029	7,419	7,405	7,073	0.20
Montana Buyer, Inc.	(6) (7) (8) (11)	First Lien Debt	S +	4.75%	8.91%	07/22/2029	31,958	31,628	31,958	0.92
Montana Buyer, Inc.	(6) (18)	First Lien Debt	P +	4.75%	8.91%	07/22/2028	—	(28)	—	—
Nasuni Corporation	(6) (7) (11)	First Lien Debt	S +	5.00%	9.07%	09/10/2030	21,552	21,273	21,552	0.62

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Nasuni Corporation	(6) (11) (18)	First Lien Debt	S +	5.00%	9.07%	09/10/2030	—	(55)	—	—
Netwrix Corporation And Concept Searching, Inc.	(6) (7) (8) (9) (11)	First Lien Debt	S +	4.75%	8.95%	06/11/2029	25,112	24,970	24,986	0.72
Netwrix Corporation And Concept Searching, Inc.	(6) (11) (18)	First Lien Debt	S +	4.75%	8.95%	06/11/2029	—	(8)	(8)	0.00
Oak Purchaser, Inc.	(6) (7) (11)	First Lien Debt	S +	5.50%	9.37%	05/31/2028	12,502	12,412	12,494	0.36
Oak Purchaser, Inc.	(6) (11) (18)	First Lien Debt	S +	5.50%	9.37%	05/31/2028	6,791	6,724	6,763	0.19
Oak Purchaser, Inc.	(6) (18)	First Lien Debt	S +	5.50%	9.37%	05/31/2028	126	114	126	0.00
OceanKey (U.S.) II Corp.		First Lien Debt	S +	3.50%	7.76%	12/15/2028	6,886	6,896	6,896	0.20
Onit, Inc.	(6) (7) (11)	First Lien Debt	S +	4.75%	8.98%	01/27/2032	31,481	31,189	31,481	0.90
Onit, Inc.	(6) (11) (18)	First Lien Debt	S +	4.75%	8.98%	01/27/2032	—	(63)	—	—
Onit, Inc.	(6) (11) (18)	First Lien Debt	S +	4.75%	8.98%	01/27/2032	—	(42)	—	—
Optimizely North America, Inc.	(6) (11) (15)	First Lien Debt	S +	5.00%	9.16%	10/30/2031	18,010	17,848	17,740	0.51
Optimizely North America, Inc.	(6) (11) (15)	First Lien Debt	E +	5.25%	7.15%	10/30/2031	€6,630	7,138	7,673	0.22
Optimizely North America, Inc.	(6) (11) (15)	First Lien Debt	SA +	5.50%	9.47%	10/30/2031	£2,210	2,849	2,930	0.08
Optimizely North America, Inc.	(6) (11) (15) (18)	First Lien Debt	S +	5.00%	9.16%	10/30/2031	—	(23)	(40)	0.00
Polaris Newco, LLC	(12)	First Lien Debt	S +	4.00%	8.57%	06/02/2028	5,804	5,809	5,587	0.16
Pound Bidco, Inc.	(6) (7) (10) (15)	First Lien Debt	S +	6.00%	10.66%	02/01/2027	3,743	3,742	3,733	0.11
Pound Bidco, Inc.	(6) (10) (15) (18)	First Lien Debt	S +	6.00%	10.66%	02/01/2027	192	192	191	0.01
Pound Bidco, Inc.	(6) (10) (15) (18)	First Lien Debt	S +	6.00%	10.66%	02/01/2027	63	62	62	0.00

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Project Leopard Holdings, Inc.	(7) (8) (12) (15)	First Lien Debt	S +	5.25%	9.66%	07/20/2029	22,679	21,656	20,321	0.58
Proofpoint, Inc.	(12)	First Lien Debt	S +	3.00%	7.16%	08/31/2028	6,988	6,983	7,006	0.20
Quartz Acquireco, LLC		First Lien Debt	S +	2.25%	6.25%	06/28/2030	4,912	4,922	4,890	0.14
Quest Software US Holdings, Inc.		First Lien Debt	S +	4.25%	8.71%	02/01/2029	3,570	3,027	2,982	0.09
Revalize, Inc.	(6) (10)	First Lien Debt	S +	6.50% (incl. 1.75% PIK)	10.65%	04/16/2029	14,296	13,922	13,537	0.39
Revalize, Inc.	(6) (10) (18)	First Lien Debt	S +	6.50% (incl. 1.75% PIK)	10.65%	04/16/2029	508	503	466	0.01
Riskonnect Parent, LLC	(6) (7) (11)	First Lien Debt	S +	4.75%	8.62%	12/07/2028	30,367	29,966	30,367	0.87
Riskonnect Parent, LLC	(6) (11) (18)	First Lien Debt	S +	4.75%	8.62%	12/07/2028	23,371	23,006	23,371	0.67
Riskonnect Parent, LLC	(6) (11) (18)	First Lien Debt	S +	4.75%	8.62%	12/07/2028	409	352	409	0.01
Runway Bidco, LLC	(6) (7) (12)	First Lien Debt	S +	5.00%	9.00%	12/17/2031	17,964	17,800	17,919	0.51
Runway Bidco, LLC	(6) (12) (18)	First Lien Debt	S +	5.00%	9.00%	12/17/2031	—	(20)	(11)	0.00
Runway Bidco, LLC	(6) (12) (18)	First Lien Debt	S +	5.00%	9.00%	12/17/2031	—	(20)	(6)	0.00
Saturn Borrower, Inc.	(6) (9) (10)	First Lien Debt	S +	6.00%	10.00%	11/10/2028	17,590	17,367	17,468	0.50
Saturn Borrower, Inc.	(6) (10) (18)	First Lien Debt	S +	6.00%	10.00%	11/10/2028	—	(40)	(45)	0.00
Saturn Borrower, Inc.	(6) (10) (18)	First Lien Debt	S +	6.00%	10.00%	11/10/2028	694	659	674	0.02
Securonix, Inc.	(6) (7) (8) (11)	First Lien Debt	S +	7.00% (incl. 3.75% PIK)	12.04%	04/05/2029	30,876	30,259	27,028	0.78
Securonix, Inc.	(6) (11) (18)	First Lien Debt	S +	7.00% (incl. 3.75% PIK)	12.04%	04/05/2029	—	(101)	(673)	-0.02
Trunk Acquisition, Inc.	(6) (7) (10)	First Lien Debt	S +	6.00%	10.15%	02/19/2030	13,139	13,070	13,139	0.38

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Trunk Acquisition, Inc.	(6) (10) (18)	First Lien Debt	S +	6.00%	10.15%	02/19/2030	1,855	1,840	1,855	0.05
Trunk Acquisition, Inc.	(6) (10) (18)	First Lien Debt	S +	6.00%	10.15%	02/19/2030	—	(3)	—	—
UKG, Inc.		First Lien Debt	S +	2.50%	6.81%	02/10/2031	7,437	7,449	7,428	0.21
Veritas US, Inc.	(10)	First Lien Debt	S +	12.50% (incl. 4.50% PIK)	16.50%	12/09/2029	867	865	875	0.03
Vision Solutions, Inc.		First Lien Debt	S +	4.00%	8.57%	04/24/2028	6,300	6,260	6,064	0.17
								1,380,491	1,379,720	39.63
Specialty Retail
Les Schwab Tire Centers		First Lien Debt	S +	2.50%	6.70%	04/23/2031	6,813	6,818	6,791	0.20
Textiles, Apparel & Luxury Goods
Gloves Buyer, Inc.	(12)	First Lien Debt	S +	4.00%	8.16%	05/21/2032	7,000	6,819	6,783	0.19
Varsity Brands, Inc.		First Lien Debt	S +	3.00%	7.03%	08/26/2031	5,985	5,990	5,982	0.17
								12,809	12,765	0.37
Trading Companies & Distributors
Spin Holdco, Inc.	(11)	First Lien Debt	S +	4.00%	8.39%	03/04/2028	4,811	4,817	4,012	0.12
White Cap Buyer, LLC		First Lien Debt	S +	3.25%	7.42%	10/19/2029	2,425	2,427	2,425	0.07
								7,244	6,437	0.18
Transportation Infrastructure
Brown Group Holding, LLC	(12)	First Lien Debt	S +	2.75%	6.96%	07/01/2031	4,938	4,943	4,946	0.14
KKR Apple Bidco, LLC		First Lien Debt	S +	2.50%	6.66%	09/23/2031	7,295	7,274	7,292	0.21
								12,217	12,238	0.35
Wireless Telecommunication Services

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
CCI Buyer, Inc.	(6) (7) (11)	First Lien Debt	S +	5.00%	9.00%	05/13/2032	37,793	37,430	37,793	1.09
CCI Buyer, Inc.	(6) (11) (18)	First Lien Debt	S +	5.00%	9.00%	05/13/2032	—	(21)	—	—
Mobile Communications America, Inc.	(6) (7) (8) (10)	First Lien Debt	S +	4.75%	9.04%	10/16/2029	13,412	13,267	13,412	0.39
Mobile Communications America, Inc.	(6) (10) (18)	First Lien Debt	S +	4.75%	9.04%	10/16/2029	3,482	3,424	3,482	0.10
Mobile Communications America, Inc.	(6) (10) (18)	First Lien Debt	S +	4.75%	9.04%	10/16/2029	—	(22)	—	—
								54,078	54,687	1.57
Total Debt Investments - non-controlled/non-affiliated								$6,635,953	$6,582,898	189.11%
Debt Investments - non-controlled/affiliated
Professional Services
KWOR Acquisition, Inc.	(6) (10) (19)	Second Lien Debt	S +	6.25% (incl. 5.25% PIK)	10.45%	02/28/2030	13,763	13,763	$13,763	0.40
KWOR Acquisition, Inc.	(6) (10) (18) (19)	First Lien Debt	S +	6.25% (incl. 5.25% PIK)	10.45%	02/28/2030	75	9	75	0.00
KWOR Acquisition, Inc.	(6) (10) (18) (19)	First Lien Debt	S +	6.25% (incl. 5.25% PIK)	10.45%	02/28/2030	111	13	111	0.00
KWOR Acquisition, Inc.	(6) (10) (19)	Other Debt	S +	8.00% PIK	12.17%	02/28/2030	4,751	4,751	4,751	0.14
								18,536	18,700	0.54
Total Debt Investments - non-controlled/affiliated								18,536	18,700	0.54
Total Debt Investments								$6,654,489	$6,601,598	189.64%

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares (4)	Cost (5)	Fair	Percentage of Net Assets
Equity Investments - non-controlled/non-affiliated
Aerospace & Defense
PCX Holding Corp.	(6) (16) (17)	Common Equity		04/22/2021	1,154	$92	$141	0.00%
Automobile Components
Continental Battery Company	(6) (16) (17)	Common Equity		07/16/2025	15,517	—	—	—
Shelby Co-invest, LP (Spectrum Automotive)	(6) (16) (17)	Common Equity		06/29/2021	1,500	228	327	0.01
Wheel Pros, LLC	(16) (17)	Common Equity		12/02/2024	10,032	1,655	1,655	0.05
						1,883	1,982	0.06
Commercial Services & Supplies
Firebird Acquisition Corp, Inc.	(6) (16) (17)	Common Equity		02/03/2025	250,000	238	290	0.01
Procure Acquiom Financial, LLC (Procure Analytics)	(6) (16) (17)	Common Equity		12/20/2021	500,000	625	810	0.02
Surewerx Topco, LP	(6) (15) (16) (17)	Common Equity		12/28/2022	384	413	454	0.01
						1,276	1,554	0.04
Containers & Packaging
BP Purchaser, LLC	(6) (16) (17)	Common Equity		12/10/2021	1,383,156	878	—	—
BP Purchaser, LLC Rights	(6) (16) (17)	Common Equity		03/12/2024	1,666,989	76	—	—
FORTIS Solutions Group, LLC	(6) (16)	Preferred Equity	12.25%	06/24/2022	4,000,000	5,586	3,924	0.11
						6,540	3,924	0.11
Distributors
48Forty Solutions, LLC	(6) (7) (9) (16) (17)	Common Equity		11/01/2024	7,205	—	—	—

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares (4)	Cost (5)	Fair	Percentage of Net Assets
Diversified Consumer Services
Eclipse Topco, Inc.	(6) (16)	Preferred Equity	12.50% PIK	09/05/2024	310	3,079	3,083	0.09
FPG Parent, LLC	(6) (16) (17)	Common Equity		07/25/2025	5,945	—	—	—
LHS Borrower, LLC	(6) (16) (17)	Common Equity		09/04/2025	600,000	580	580	0.02
LUV Car Wash	(6) (16) (17)	Common Equity		12/06/2022	1,383	1,330	973	0.03
						4,989	4,636	0.13
Electrical Equipment
Sparkstone Electrical Group	(6) (16) (17)	Common Equity		10/15/2024	1,500	150	88	0.00
Financial Services
Applitools, Inc.	(6) (15) (16) (17)	Common Equity		07/18/2025	3,880,115	2,219	2,219	0.06
Health Care Providers & Services
SDB Holdco, LLC	(6) (16) (17)	Common Equity		03/29/2024	14,561,479	—	—	—
Suveto Buyer, LLC	(6) (15) (16) (17)	Common Equity		11/19/2021	3,398	306	371	0.01
Vardiman Black Holdings, LLC	(6) (16)	Preferred Equity	6.00% PIK	03/29/2024	7,065,190	4,798	—	—
						5,104	371	0.01
Insurance Services
Amerilife Holdings, LLC	(6) (16) (17)	Common Equity		09/01/2022	9,880	273	692	0.02
Frisbee Holdings, LP (Fetch)	(6) (16) (17)	Common Equity		10/31/2022	33,276	424	814	0.02
Integrity Marketing Acquisition, LLC	(6) (16)	Preferred Equity	10.50%	12/21/2021	750,000	1,097	1,026	0.03
						1,794	2,532	0.07

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Acquisition Date	Par Amount/ Shares (4)	Cost (5)	Fair	Percentage of Net Assets
Interactive Media & Services
FMG Suite Holdings, LLC	(6) (16) (17)	Common Equity			09/09/2025	500	—	—	—
FMG Suite Holdings, LLC	(6) (16)	Preferred Equity			09/09/2025	500	502	502	0.01
							502	502	0.01
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(6) (16) (17)	Common Equity			07/12/2021	5,196	317	255	0.01
Verdantas, LLC	(6) (16) (17)	Common Equity			05/03/2024	8,848	9	12	0.00
Verdantas, LLC	(6) (16)	Preferred Equity		10.00%	05/03/2024	875,952	1,009	1,165	0.03
							1,335	1,432	0.04
Real Estate Management & Development
Pritchard Industries, LLC	(6) (16) (17)	Common Equity			10/13/2021	332,248	352	268	0.01
Software
Cohesity Global, Inc.	(16)	Preferred Equity			12/09/2024	18,617	382	382	0.01
Fullsteam Operations, LLC	(6) (16) (17)	Common Equity			11/27/2023	45,080	1,520	3,766	0.11
Knockout Intermediate Holdings I, Inc.	(6) (16)	Preferred Equity		11.75%	06/25/2022	5,482	7,390	7,934	0.23
Revalize, Inc.	(6) (16)	Preferred Equity	S +	10.00%	12/14/2021	2,951	4,376	4,248	0.12
Reveal Data Solutions	(6) (16) (17)	Common Equity			08/29/2023	861,539	1,122	1,103	0.03
RSK Holdings, Inc. (Riskonnect)	(6) (16)	Preferred Equity	S +	10.50%	07/07/2022	10,679,200	15,031	15,957	0.46
							29,821	33,390	0.96

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Acquisition Date	Par Amount/ Shares (4)	Cost (5)	Fair	Percentage of Net Assets
Total Equity Investments - non-controlled/non-affiliated							$56,057	$53,039	1.52%
Equity Investments - non-controlled/affiliated
Professional Services
KWOR Intermediate I, Inc.	(6) (16) (17) (19)	Common Equity			02/28/2025	2,785	1,069	107	0.00
KWOR Intermediate I, Inc.	(6) (16) (19)	Preferred Equity	S +	8.00% PIK	02/28/2025	2,978,848	2,979	2,979	0.09
							4,048	3,086	0.09
Total Equity Investments - non-controlled/affiliated							$4,048	$3,086	0.09%
Total Equity Investments							$60,105	$56,125	1.61%
Total Portfolio Investments							$6,714,594	$6,657,723	191.25%

Cash and Cash Equivalents and Short Term Investments
J.P. Morgan US Government Money Market Fund - Institutional Shares	3.99%	34,869	34,869	0.00%
Cash		149,756	149,756	0.00%
Total Cash and Cash Equivalents and Short Term Investments		184,625	184,625	0.01%
Total Portfolio Investments, Cash and Cash Equivalents and Short Term Investments		$6,899,219	$6,842,348	196.56%
(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments (including preferred equity investments) are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of September 30, 2025, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2025, the Company is an “affiliated person” of one of its portfolio companies, as indicated below.
(2)
Unless otherwise indicated, the Company's investments are pledged as collateral supporting the amounts outstanding under the Truist Credit Facility as defined below). See Note 6 “Debt”.
(3)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either CORRA (“C”) or EURIBOR (“E”) or SOFR (“S”) or SONIA (“SA”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

effect as of September 30, 2025. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2025. As of September 30, 2025, the reference rates for our variable rate loans were the C at 2.56%, 1-month E at 1.93%, 1-month S at 4.13%, 3-month S at 3.98%, 6-month S at 3.85%, SA at 3.97% and the P at 7.25%.
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
(14)
Investment was on non-accrual status as of September 30, 2025.
(15)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2025, non-qualifying assets represented 6.90% of total assets as calculated in accordance with regulatory requirements.
(16)
Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities”. As of September 30, 2025, the aggregate fair value of these securities is $56,125 or 1.61% of the Company’s net assets. The initial acquisition dates have been included for such securities.
(17)
Non-income producing security.
(18)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date started. See below for more information on the Company’s unfunded commitments as of September 30, 2025

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
48Forty Solutions, LLC	Revolver	11/30/2029	$1,434	$(681)
AWP Group Holdings, Inc.	Delayed Draw Term Loan	08/23/2026	2,158	—
AWP Group Holdings, Inc.	Revolver	12/23/2030	3,011	—
Abacus Data Holdings, Inc. (AbacusNext)	Revolver	03/10/2027	600	—
Accel International Holdings, Inc.	Revolver	04/26/2032	4,216	—
Accordion Partners, LLC	Delayed Draw Term Loan	11/15/2026	7,450	—
Accordion Partners, LLC	Revolver	11/17/2031	5,913	—
Advarra Holdings, Inc.	Delayed Draw Term Loan	09/14/2026	1,191	—
Alert Media, Inc.	Revolver	04/12/2027	3,870	—
Amerilife Holdings, LLC	Delayed Draw Term Loan	06/17/2026	307	—
Amerilife Holdings, LLC	Delayed Draw Term Loan	02/28/2027	5,395	—
Amerilife Holdings, LLC	Revolver	08/31/2028	2,248	—
Answer Acquisition, LLC	Revolver	12/30/2026	1,867	(139)
Any Hour, LLC	Delayed Draw Term Loan	05/23/2026	3,127	(47)
Any Hour, LLC	Revolver	05/23/2030	693	(10)
Apex Service Partners, LLC	Revolver	10/24/2029	5,686	—
Apollo Acquisition, Inc.	Delayed Draw Term Loan	06/04/2027	10,476	—
Apollo Acquisition, Inc.	Revolver	12/30/2030	3,927	—
Appfire Technologies, LLC	Delayed Draw Term Loan	12/31/2025	1,423	—
Appfire Technologies, LLC	Delayed Draw Term Loan	06/28/2026	1,465	—
Appfire Technologies, LLC	Revolver	03/09/2028	490	—
Applitools, Inc.	Revolver	05/25/2028	1,600	(16)
Apryse Software Corp.	Revolver	06/28/2032	3,941	(25)
Aptean, Inc.	Delayed Draw Term Loan	02/14/2027	761	—
Aptean, Inc.	Revolver	01/30/2031	5,441	—
Arcoro Holdings Corp.	Revolver	03/28/2030	8,609	(148)
Artifact Bidco, Inc.	Delayed Draw Term Loan	05/22/2027	5,345	—

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Artifact Bidco, Inc.	Revolver	07/26/2030	3,818	—
Ascend Partner Services, LLC	Delayed Draw Term Loan	08/09/2026	535	—
Ascend Partner Services, LLC	Delayed Draw Term Loan	08/09/2027	404	(2)
Ascend Partner Services, LLC	Revolver	08/11/2031	449	—
Assembly Intermediate, LLC	Revolver	10/19/2027	889	—
Associations, Inc.	Delayed Draw Term Loan	07/03/2028	524	—
Associations, Inc.	Revolver	07/03/2028	678	—
Atlas US Finco, Inc.	Revolver	12/10/2029	4,395	—
AuditBoard, Inc.	Delayed Draw Term Loan	07/12/2026	16,286	—
AuditBoard, Inc.	Revolver	07/14/2031	6,514	—
BCTO Bluebill Midco, Inc.	Revolver	07/30/2032	2,667	(26)
Banyan Software Holdings, LLC	Delayed Draw Term Loan	04/15/2027	3,096	(31)
Banyan Software Holdings, LLC	Revolver	01/02/2031	3,261	(33)
Bottomline Technologies, Inc.	Revolver	05/15/2028	1,733	—
Bradyplus Holdings, LLC	Delayed Draw Term Loan	10/31/2025	876	—
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	07/03/2026	3,284	(17)
Bullhorn, Inc.	Delayed Draw Term Loan	05/11/2026	343	—
Bullhorn, Inc.	Revolver	10/01/2029	346	—
CCI Buyer, Inc.	Revolver	05/13/2032	2,207	—
CLEO Communications Holding, LLC	Revolver	06/09/2027	5,358	—
COP Collisionright Parent, LLC	Delayed Draw Term Loan	01/29/2026	1,609	(8)
COP Collisionright Parent, LLC	Delayed Draw Term Loan	04/04/2027	6,693	(33)
COP Collisionright Parent, LLC	Revolver	01/29/2030	4,541	(23)
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	08/27/2026	2,206	—
CRCI Longhorn Holdings, Inc.	Revolver	08/27/2031	1,471	—
Caerus US 1, Inc.	Revolver	05/25/2029	2,323	(10)
Carr, Riggs and Ingram Capital, LLC	Delayed Draw Term Loan	11/18/2026	5,861	(15)
Carr, Riggs and Ingram Capital, LLC	Revolver	11/18/2031	3,400	(9)

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Catalis Intermediate, Inc.	Revolver	08/04/2027	2,020	(31)
Cerity Partners, LLC	Delayed Draw Term Loan	01/21/2027	3,233	(8)
Cerity Partners, LLC	Revolver	07/28/2028	618	(2)
Chase Intermediate, LLC	Delayed Draw Term Loan	04/10/2027	4,160	(43)
Chase Intermediate, LLC	Revolver	10/30/2028	706	(7)
Cliffwater, LLC	Revolver	04/22/2032	2,036	(20)
ComPsych Investment Corp.	Delayed Draw Term Loan	07/23/2027	4,667	—
Consor Intermediate II, LLC	Delayed Draw Term Loan	05/10/2026	3,126	—
Consor Intermediate II, LLC	Revolver	05/12/2031	1,413	—
Coupa Holdings, LLC	Delayed Draw Term Loan	06/03/2027	851	—
Coupa Holdings, LLC	Revolver	02/27/2029	651	—
Cyara AcquisitionCo, LLC	Revolver	06/28/2029	3,832	—
DA Blocker Corp.	Delayed Draw Term Loan	02/10/2027	2,425	(6)
DA Blocker Corp.	Revolver	02/10/2032	808	(2)
Deerfield Dakota Holding, LLC	Revolver	09/13/2032	4,287	(43)
Diligent Corporation	Delayed Draw Term Loan	04/30/2026	10,706	—
Diligent Corporation	Revolver	08/02/2030	6,352	—
Drivecentric Holdings, LLC	Delayed Draw Term Loan	07/22/2027	8,375	(41)
Drivecentric Holdings, LLC	Revolver	08/15/2031	4,059	—
Dwyer Instruments, Inc.	Delayed Draw Term Loan	11/20/2026	2,020	(10)
Dwyer Instruments, Inc.	Revolver	07/20/2029	5,036	(25)
E-Discovery AcquireCo, LLC	Revolver	08/29/2029	2,032	—
EVDR Purchaser, Inc.	Delayed Draw Term Loan	08/14/2026	11,946	—
EVDR Purchaser, Inc.	Revolver	02/14/2031	7,168	—
Eclipse Buyer, Inc.	Delayed Draw Term Loan	09/06/2026	1,417	—
Eclipse Buyer, Inc.	Revolver	09/08/2031	719	—
Emburse, Inc.	Delayed Draw Term Loan	05/28/2027	3,947	(10)
Emburse, Inc.	Revolver	05/28/2032	3,947	(10)

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Energy Labs Holdings Corp.	Delayed Draw Term Loan	05/24/2026	825	(17)
Energy Labs Holdings Corp.	Revolver	04/07/2028	1,662	(33)
Espresso Bidco, Inc.	Delayed Draw Term Loan	03/25/2027	7,418	(111)
Espresso Bidco, Inc.	Revolver	03/25/2032	3,297	(49)
Essential Services Holding Corporation	Delayed Draw Term Loan	06/17/2026	5,154	(24)
Essential Services Holding Corporation	Revolver	06/17/2030	2,577	(12)
Everbridge Holdings, LLC	Delayed Draw Term Loan	07/02/2026	11,101	—
Everbridge Holdings, LLC	Revolver	07/02/2031	7,303	—
Excelitas Technologies Corp.	Delayed Draw Term Loan	05/01/2026	12,000	(60)
Excelitas Technologies Corp.	Revolver	08/14/2028	3,095	(15)
Express Wash Acquisition Company, LLC	Revolver	04/10/2031	335	(3)
FLS Holding, Inc.	Revolver	12/17/2027	28	(4)
FMG Suite Holdings, LLC	Delayed Draw Term Loan	09/09/2027	4,868	(24)
FMG Suite Holdings, LLC	Revolver	09/09/2032	2,921	(29)
FORTIS Solutions Group, LLC	Revolver	10/15/2027	1,349	—
FPG Intermediate Holdco, LLC	Delayed Draw Term Loan	07/26/2027	534	—
Firebird Acquisition Corp, Inc.	Delayed Draw Term Loan	01/31/2027	2,958	—
Firebird Acquisition Corp, Inc.	Revolver	02/02/2032	1,050	—
Formstack Acquisition, Co.	Delayed Draw Term Loan	03/30/2026	15,916	(40)
Formstack Acquisition, Co.	Revolver	03/28/2030	8,938	(22)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	02/26/2027	1,235	—
Foundation Risk Partners Corp.	Revolver	10/29/2029	4,283	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	08/09/2027	12,692	(62)
Fullsteam Operations, LLC	Revolver	08/08/2031	4,231	(41)
GC Waves Holdings, Inc.	Delayed Draw Term Loan	10/04/2026	4,336	—
GC Waves Holdings, Inc.	Revolver	10/04/2030	1,723	—
GPS Merger Sub, LLC	Delayed Draw Term Loan	10/02/2026	3,668	—
GPS Merger Sub, LLC	Revolver	10/02/2029	2,934	—

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	03/26/2026	2,438	—
GS AcquisitionCo, Inc.	Revolver	05/25/2028	3,545	—
Galway Borrower, LLC	Delayed Draw Term Loan	02/06/2026	3,612	—
Galway Borrower, LLC	Revolver	09/29/2028	2,811	—
GarageCo Intermediate II, LLC	Delayed Draw Term Loan	08/02/2027	5,051	(25)
GarageCo Intermediate II, LLC	Revolver	08/02/2032	1,515	(15)
Gateway US Holdings, Inc.	Delayed Draw Term Loan	11/13/2026	1,209	(6)
Gateway US Holdings, Inc.	Revolver	09/22/2028	484	(2)
Granicus, Inc.	Delayed Draw Term Loan	01/17/2026	1,383	—
Granicus, Inc.	Revolver	01/17/2031	8,771	—
HSI Halo Acquisition, Inc.	Delayed Draw Term Loan	06/28/2026	2,273	(9)
HSI Halo Acquisition, Inc.	Revolver	06/28/2030	3,031	(12)
Heartland Veterinary Partners, LLC	Revolver	06/12/2028	1,298	—
Helios Service Partners, LLC	Delayed Draw Term Loan	01/26/2026	1,348	(2)
Helios Service Partners, LLC	Delayed Draw Term Loan	04/29/2026	2,286	(4)
Helios Service Partners, LLC	Revolver	03/19/2027	3,161	(5)
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	03/27/2026	9,783	—
High Street Buyer, Inc.	Revolver	04/16/2027	915	—
Hootsuite, Inc.	Revolver	05/22/2030	2,100	—
Hyland Software, Inc.	Revolver	09/19/2029	3,699	—
IG Investment Holdings, LLC	Revolver	09/22/2028	3,736	(19)
IQN Holding Corp.	Revolver	05/02/2028	497	—
Icefall Parent, Inc.	Revolver	01/25/2030	2,471	—
Imagine 360, LLC	Delayed Draw Term Loan	09/20/2026	1,884	—
Imagine 360, LLC	Revolver	10/02/2028	1,166	—
Inhabitiq, Inc.	Delayed Draw Term Loan	01/11/2027	4,784	—
Inhabitiq, Inc.	Revolver	01/12/2032	2,990	—
Inszone Mid, LLC	Delayed Draw Term Loan	07/24/2026	6,112	(15)

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Inszone Mid, LLC	Revolver	11/30/2029	3,308	(8)
Integrity Marketing Acquisition, LLC	Revolver	08/25/2028	1,097	—
Invictus Buyer, LLC	Delayed Draw Term Loan	06/03/2026	2,531	—
Invictus Buyer, LLC	Revolver	06/03/2031	938	—
Iris Buyer, LLC	Revolver	10/02/2029	2,306	(6)
Jonathan Acquisition Company	Revolver	12/22/2026	961	—
KENG Acquisition, Inc.	Delayed Draw Term Loan	01/21/2027	5,085	(51)
KENG Acquisition, Inc.	Revolver	08/01/2029	4,053	(41)
Kodiak Buyer, LLC	Delayed Draw Term Loan	07/26/2027	3,219	(16)
Kodiak Buyer, LLC	Revolver	07/26/2032	2,575	(25)
LHS Borrower, LLC	Revolver	09/04/2031	987	(15)
LJ Avalon Holdings, LLC	Delayed Draw Term Loan	02/12/2027	2,885	(16)
LJ Avalon Holdings, LLC	Revolver	02/01/2029	1,752	—
LeadVenture, Inc.	Delayed Draw Term Loan	06/23/2027	1,200	—
LeadVenture, Inc.	Revolver	06/23/2032	896	—
LegitScript, LLC	Revolver	06/24/2028	3,750	—
Lightspeed Buyer, Inc.	Revolver	02/03/2027	279	—
LogRhythm, Inc.	Revolver	07/02/2029	682	(19)
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	08/29/2026	1,302	(13)
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	06/11/2027	2,215	(22)
MAI Capital Management Intermediate, LLC	Revolver	08/29/2031	998	(10)
MHE Intermediate Holdings, LLC	Revolver	07/21/2027	643	—
MRI Software, LLC	Revolver	02/10/2028	4,932	(5)
Magneto Components Buyco, LLC	Revolver	12/05/2029	7,930	—
Mantech International CP	Delayed Draw Term Loan	12/14/2025	1,560	—
Mantech International CP	Revolver	09/14/2028	4,800	—
Merative LP	Delayed Draw Term Loan	09/30/2027	3,365	(8)
Merative LP	Revolver	09/30/2032	2,944	(15)

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Mobile Communications America, Inc.	Delayed Draw Term Loan	06/23/2027	3,647	—
Mobile Communications America, Inc.	Revolver	10/16/2029	2,202	—
Model N, Inc.	Delayed Draw Term Loan	06/26/2026	5,429	—
Model N, Inc.	Revolver	06/27/2031	2,896	—
Montana Buyer, Inc.	Revolver	07/22/2028	3,710	—
NDT Global Holding, Inc.	Delayed Draw Term Loan	06/04/2027	8,064	(81)
NDT Global Holding, Inc.	Revolver	06/04/2032	7,200	(72)
NSI Holdings, Inc.	Delayed Draw Term Loan	11/15/2026	4,079	—
NSI Holdings, Inc.	Revolver	11/17/2031	3,970	—
Nasuni Corporation	Revolver	09/10/2030	4,490	—
Netwrix Corporation And Concept Searching, Inc.	Revolver	06/11/2029	1,579	(8)
Oak Purchaser, Inc.	Delayed Draw Term Loan	08/30/2027	5,704	(28)
Oak Purchaser, Inc.	Revolver	05/31/2028	1,763	—
Onit, Inc.	Delayed Draw Term Loan	01/27/2027	13,889	—
Onit, Inc.	Revolver	01/27/2032	4,630	—
Optimizely North America, Inc.	Revolver	10/30/2031	2,665	(40)
PCX Holding Corp.	Revolver	04/22/2027	443	(15)
PDI TA Holdings, Inc.	Revolver	02/03/2031	2,253	—
PMA Parent Holdings, LLC	Revolver	01/31/2031	398	(3)
PT Intermediate Holdings III, LLC	Delayed Draw Term Loan	04/08/2026	3,605	—
Pareto Health Intermediate Holdings, Inc.	Revolver	06/01/2029	10,788	—
Patriot Growth Insurance Services, LLC	Revolver	10/16/2028	468	—
Pound Bidco, Inc.	Delayed Draw Term Loan	04/24/2027	182	—
Pound Bidco, Inc.	Revolver	02/01/2027	325	(1)
Procure Acquireco, Inc. (Procure Analytics)	Delayed Draw Term Loan	10/31/2026	831	—
Procure Acquireco, Inc. (Procure Analytics)	Revolver	12/20/2028	952	—
Project Accelerate Parent, LLC	Revolver	02/24/2031	4,813	—
Project Potter Buyer, LLC	Revolver	04/23/2027	885	—

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Pye-Barker Fire & Safety, LLC	Delayed Draw Term Loan	05/24/2026	3,306	(8)
Pye-Barker Fire & Safety, LLC	Revolver	05/24/2030	2,197	(5)
RFS Opco, LLC	Revolver	04/04/2029	8,493	—
Railpros Parent, LLC	Delayed Draw Term Loan	05/24/2027	6,526	(65)
Railpros Parent, LLC	Revolver	05/24/2032	3,263	(33)
Randy's Holdings, Inc.	Delayed Draw Term Loan	11/01/2025	1,333	(13)
Randy's Holdings, Inc.	Revolver	11/01/2029	710	(7)
Raptor Merger Sub Debt, LLC	Revolver	04/01/2029	2,558	—
Raven Acquisition Holdings, LLC	Delayed Draw Term Loan	11/19/2026	333	—
Real Chemistry Intermediate III, Inc.	Delayed Draw Term Loan	10/11/2027	5,228	(26)
Real Chemistry Intermediate III, Inc.	Revolver	04/12/2032	4,250	(21)
Redwood Services Group, LLC	Delayed Draw Term Loan	01/03/2027	8,831	(44)
Revalize, Inc.	Revolver	04/16/2029	273	(14)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	03/30/2027	16,890	—
Ridge Trail US Bidco, Inc.	Revolver	03/31/2031	4,110	—
Riskonnect Parent, LLC	Delayed Draw Term Loan	03/01/2026	5,249	—
Riskonnect Parent, LLC	Revolver	12/07/2028	4,054	—
RoadOne IntermodaLogistics	Revolver	12/29/2028	27	(1)
Routeware, Inc.	Delayed Draw Term Loan	09/18/2026	2,080	(7)
Routeware, Inc.	Revolver	09/18/2031	409	(1)
Runway Bidco, LLC	Delayed Draw Term Loan	12/17/2026	4,486	(11)
Runway Bidco, LLC	Revolver	12/17/2031	2,243	(6)
SV Newco 2, Inc.	Delayed Draw Term Loan	03/22/2028	14,011	(35)
SV Newco 2, Inc.	Revolver	06/02/2031	13,231	(37)
Saturn Borrower, Inc.	Delayed Draw Term Loan	01/24/2027	6,429	(45)
Saturn Borrower, Inc.	Revolver	11/10/2028	2,199	(15)
Securonix, Inc.	Revolver	04/05/2029	5,403	(673)
Sherlock Buyer Corp.	Revolver	12/08/2027	2,978	(67)

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Smarsh, Inc.	Delayed Draw Term Loan	01/31/2027	2,142	—
Smarsh, Inc.	Revolver	02/16/2029	1,157	—
Sonny's Enterprises, LLC	Revolver	08/05/2027	3,331	(151)
Spark Buyer, LLC	Delayed Draw Term Loan	10/15/2026	2,125	(74)
Spark Buyer, LLC	Revolver	10/15/2031	701	(25)
Spectrio, LLC	Revolver	12/09/2026	132	(26)
Spectrum Automotive Holdings Corp.	Delayed Draw Term Loan	03/24/2026	9	—
Spectrum Automotive Holdings Corp.	Delayed Draw Term Loan	04/28/2027	4,287	—
Spectrum Automotive Holdings Corp.	Revolver	06/29/2027	378	—
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	04/25/2026	1,813	—
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	1,250	—
Superman Holdings, LLC	Delayed Draw Term Loan	08/28/2026	2,988	—
Superman Holdings, LLC	Revolver	08/29/2031	3,675	—
Surewerx Purchaser III, Inc.	Delayed Draw Term Loan	12/28/2025	451	—
Surewerx Purchaser III, Inc.	Revolver	12/28/2028	727	—
Suveto Buyer, LLC	Delayed Draw Term Loan	11/15/2026	593	—
Suveto Buyer, LLC	Revolver	09/09/2027	556	—
Sweep Purchaser, LLC	Revolver	06/30/2027	375	—
Tamarack Intermediate, LLC	Delayed Draw Term Loan	07/01/2027	2,440	(15)
Tamarack Intermediate, LLC	Revolver	03/12/2029	4,328	(11)
Tank Holding Corp.	Revolver	03/31/2028	1,867	(105)
Thrive Buyer, Inc. (Thrive Networks)	Delayed Draw Term Loan	01/31/2027	8,794	(22)
Thrive Buyer, Inc. (Thrive Networks)	Revolver	02/02/2032	5,124	(13)
Tidi Legacy Products, Inc.	Delayed Draw Term Loan	12/21/2026	2,961	—
Tidi Legacy Products, Inc.	Revolver	12/19/2029	2,132	—
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2026	2,962	—
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2027	709	(4)
Transit Technologies, LLC	Revolver	08/20/2030	2,591	—

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Trintech, Inc.	Revolver	07/25/2029	4,336	(22)
Triple Lift, Inc.	Revolver	05/05/2028	1,714	(107)
Trunk Acquisition, Inc.	Delayed Draw Term Loan	12/20/2026	326	—
Trunk Acquisition, Inc.	Revolver	02/19/2030	1,071	—
Two Six Labs, LLC	Delayed Draw Term Loan	10/09/2025	5,000	—
Two Six Labs, LLC	Revolver	08/20/2027	476	—
UHY Advisors, Inc.	Delayed Draw Term Loan	11/22/2026	7,241	—
UHY Advisors, Inc.	Revolver	11/21/2031	1,886	—
UpStack, Inc.	Delayed Draw Term Loan	08/23/2026	1,473	(11)
UpStack, Inc.	Revolver	08/25/2031	638	(5)
V Global Holdings, LLC	Revolver	12/22/2027	422	(30)
VRC Companies, LLC	Revolver	06/29/2027	959	—
Vamos Bidco, Inc.	Delayed Draw Term Loan	01/30/2027	4,837	(12)
Vamos Bidco, Inc.	Revolver	01/30/2032	967	(2)
Vardiman Black Holdings, LLC	Delayed Draw Term Loan	03/29/2026	66	(8)
Vehlo Purchaser, LLC	Delayed Draw Term Loan	10/05/2025	2,252	—
Vehlo Purchaser, LLC	Delayed Draw Term Loan	12/18/2026	1,564	—
Vehlo Purchaser, LLC	Revolver	05/24/2028	1,564	—
Vensure Employer Services, Inc.	Delayed Draw Term Loan	09/27/2026	2,130	—
Verdantas, LLC	Delayed Draw Term Loan	11/08/2026	2,896	(3)
Verdantas, LLC	Revolver	05/06/2030	1,840	(2)
Vertex Service Partners, LLC	Delayed Draw Term Loan	10/01/2026	1,010	(20)
Vertex Service Partners, LLC	Revolver	11/08/2030	508	(10)
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	07/24/2026	5,166	—
Vessco Midco Holdings, LLC	Revolver	07/24/2031	3,771	—
Victors Purchaser, LLC	Delayed Draw Term Loan	08/15/2026	2,102	—
Victors Purchaser, LLC	Revolver	08/15/2031	1,535	—
World Insurance Associates, LLC	Revolver	04/03/2030	970	—

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
YI, LLC	Revolver	12/03/2029	2,795	—
Zarya Intermediate, LLC	Revolver	07/01/2027	3,789	—
iCIMS, Inc.	Revolver	08/18/2028	442	(4)
mPulse Mobile, Inc.	Delayed Draw Term Loan	08/26/2027	2,788	(14)
mPulse Mobile, Inc.	Revolver	08/26/2032	4,183	(41)
Total First Lien Debt Unfunded Commitments – non-controlled/non-affiliated			$929,220	$(4,580)
First Lien Debt — non-controlled/affiliated
KWOR Acquisition, Inc.	Delayed Draw Term Loan	02/28/2027	3,019	—
KWOR Acquisition, Inc.	Revolver	02/28/2030	2,214	—
Total First Lien Debt Unfunded Commitments — non-controlled/affiliated			$5,233	$—
Total Unfunded Commitments			$934,453	$(4,580)
(20)
As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns, either directly or indirectly, 5% or more of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the nine months ended September 30, 2025 were as follows:

	Fair Value as of December 31, 2024	Gross Additions (b)	Gross Reductions (c)	Net Change in Unrealized Gains (Losses)	Net Realized Gain (Loss)	Fair Value as of September 30, 2025	Interest, Dividend and Other Income
KWOR Acquisition, Inc. (a)	$—	$22,584	$—	$(798)	$—	$21,786	$1,225
Total	$—	$22,584	$—	$(798)	$—	$21,786	$1,225

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

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Additional Information

Interest Rate Swaps(a)(b)(c)
Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Upfront Payments / Receipts	Change in Unrealized Appreciation (Depreciation)
SMBC Capital Markets, Inc.	Series A 2026 Notes	8.10%	S + 6.96%	03/16/2026	204,000	$(981)	$—	$105
SMBC Capital Markets, Inc.	Series A 2028 Notes	8.13%	S + 4.88%	03/16/2028	146,000	(349)	—	2,170
SMBC Capital Markets, Inc.	Series B 2026 Notes	8.84%	S + 6.12%	08/10/2026	107,000	(558)	—	269
SMBC Capital Markets, Inc.	Series B 2028 Notes	8.88%	S + 5.56%	08/10/2028	128,000	(198)	—	2,310
SMBC Capital Markets, Inc.	Series C 2027 Notes	8.92%	S + 4.49%	03/01/2027	136,500	1,581	—	839
SMBC Capital Markets, Inc.	Series C 2029 Notes	9.07%	S + 4.77%	03/01/2029	163,500	4,461	—	3,522
MUFG Bank, Ltd.	Series D 2027 Notes	6.84%	S + 3.46%	08/05/2027	100,000	34	—	894
MUFG Bank, Ltd.	Series D 2029 Notes	6.91%	S + 3.48%	08/05/2029	200,000	367	—	4,232
Royal Bank of Canada	2028 Notes	5.38%	S + 2.06%	09/22/2028	300,000	(671)		(671)
					1,485,000	$3,686	$—	$13,670

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
(c)
The Company's interest rate swaps are cleared over-the-counter.

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
Debt Investments
Aerospace & Defense
Jonathan Acquisition Company	(6) (10)	First Lien Debt	S +	5.00%	9.43%	12/22/2026	13,378	$13,325	$13,378	0.41%
Jonathan Acquisition Company	(6) (10) (19)	First Lien Debt	S +	5.00%	9.43%	12/22/2025	343	339	343	0.01
Mantech International CP	(6) (7) (8) (11)	First Lien Debt	S +	5.00%	9.59%	09/14/2029	33,491	33,159	33,491	1.02
Mantech International CP	(6) (11) (19)	First Lien Debt	S +	5.00%	9.59%	09/14/2029	—	(23)	—	—
Mantech International CP	(6) (11) (19)	First Lien Debt	S +	5.00%	9.59%	09/14/2028	—	(40)	—	—
PCX Holding Corp.	(6) (7) (10)	First Lien Debt	S +	6.25%	10.73%	04/22/2027	7,655	7,181	7,135	0.22
PCX Holding Corp.	(6) (7) (10)	First Lien Debt	S +	6.25%	10.73%	04/22/2027	7,709	7,233	7,185	0.22
PCX Holding Corp.	(6) (10)	First Lien Debt	S +	6.25%	10.73%	04/22/2027	793	745	739	0.02
Two Six Labs, LLC	(6) (7) (11)	First Lien Debt	S +	5.25%	9.90%	08/20/2027	24,792	24,491	24,725	0.76
Two Six Labs, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.59%	08/20/2027	1,804	1,752	1,786	0.05
Two Six Labs, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.59%	08/20/2027	—	(12)	(2)	0.00
								88,150	88,780	2.71
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(6) (7) (9) (11)	First Lien Debt	S +	5.75%	10.23%	06/11/2027	52,728	52,162	52,728	1.61
RoadOne IntermodaLogistics	(6) (10)	First Lien Debt	S +	6.25%	10.84%	12/29/2028	1,269	1,243	1,241	0.04
RoadOne IntermodaLogistics	(6) (10)	First Lien Debt	S +	6.25%	10.84%	12/29/2028	116	114	114	0.00
RoadOne IntermodaLogistics	(6) (10) (19)	First Lien Debt	S +	6.25%	10.84%	12/29/2028	58	53	52	0.00
								53,572	54,135	1.65
Automobile Components
Continental Battery Company	(6) (7) (8) (10) (13)	First Lien Debt	S +	7.00% (incl. 4.08% PIK)	11.48%	01/20/2027	12,945	11,732	9,142	0.28
LTI Holdings, Inc.		First Lien Debt	S +	4.75%	9.11%	07/19/2029	2,993	2,985	2,994	0.09
Randy's Holdings, Inc.	(6) (7) (8) (10)	First Lien Debt	S +	5.00%	9.45%	11/01/2029	13,541	13,304	13,541	0.41
Randy's Holdings, Inc.	(6) (10) (19)	First Lien Debt	S +	5.00%	9.45%	11/01/2029	1,266	1,216	1,266	0.04
Randy's Holdings, Inc.	(6) (10) (19)	First Lien Debt	S +	5.00%	9.45%	11/01/2029	626	597	626	0.02
Sonny's Enterprises, LLC	(6) (7) (8) (10)	First Lien Debt	S +	5.50%	10.17%	08/05/2028	52,760	52,210	51,067	1.56

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
Sonny's Enterprises, LLC	(6) (10) (19)	First Lien Debt	S +	5.50%	10.17%	08/05/2028	6,018	5,901	5,726	0.18
Sonny's Enterprises, LLC	(6) (10) (19)	First Lien Debt	S +	5.50%	10.17%	08/05/2027	1,391	1,310	1,212	0.04
Spectrum Automotive Holdings Corp.	(6) (7) (11)	First Lien Debt	S +	5.25%	9.58%	06/29/2028	9,930	9,854	9,874	0.30
Spectrum Automotive Holdings Corp.	(6) (11) (19)	First Lien Debt	S +	5.25%	9.58%	06/29/2028	2,820	2,792	2,802	0.09
Spectrum Automotive Holdings Corp.	(6) (11) (19)	First Lien Debt	S +	5.25%	9.58%	06/29/2027	—	(3)	(2)	0.00
Wheel Pros, LLC		First Lien Debt	S +	4.50%	11.38%	05/11/2028	—	—	—	—
								101,898	98,248	3.00
Automobiles
ARI Network Services, Inc.	(6) (7) (11)	First Lien Debt	S +	5.00%	9.36%	08/28/2026	23,947	23,820	23,840	0.73
ARI Network Services, Inc.	(6) (7) (11)	First Lien Debt	S +	5.00%	9.36%	08/28/2026	1,524	1,524	1,519	0.05
ARI Network Services, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.36%	08/28/2026	774	770	768	0.02
COP Collisionright Parent, LLC	(6) (7) (9) (10)	First Lien Debt	S +	5.50%	10.09%	01/29/2030	31,005	30,460	30,639	0.94
COP Collisionright Parent, LLC	(6) (10) (19)	First Lien Debt	S +	5.50%	10.09%	01/29/2030	9,083	8,840	8,870	0.27
COP Collisionright Parent, LLC	(6) (10) (19)	First Lien Debt	S +	5.50%	10.09%	01/29/2030	752	667	692	0.02
Drivecentric Holdings, LLC	(6) (7) (11)	First Lien Debt	S +	4.75%	9.27%	08/15/2031	30,441	30,148	30,417	0.93
Drivecentric Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.27%	08/15/2031	—	(38)	(3)	0.00
LeadVenture, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.36%	08/28/2026	976	959	965	0.03
MajorDrive Holdings IV, LLC	(12)	First Lien Debt	S +	4.00%	8.59%	06/01/2028	2,969	2,972	2,889	0.09
Turbo Buyer, Inc.	(6) (7) (10)	First Lien Debt	S +	6.00%	10.48%	12/02/2025	15,930	15,422	15,385	0.47
Turbo Buyer, Inc.	(6) (10)	First Lien Debt	S +	6.00%	10.48%	12/02/2025	2,437	2,382	2,354	0.07
Vehlo Purchaser, LLC	(6) (7) (11)	First Lien Debt	S +	5.25%	9.61%	05/24/2028	8,471	8,399	8,417	0.26
Vehlo Purchaser, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.61%	05/24/2028	2,056	1,824	1,779	0.05
Vehlo Purchaser, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.61%	05/24/2028	—	(3)	(3)	0.00
								128,146	128,528	3.93
Biotechnology
GraphPad Software, LLC	(6) (11)	First Lien Debt	S +	4.75%	9.08%	06/30/2031	37,557	37,379	37,557	1.15
GraphPad Software, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.08%	06/30/2031	1,114	1,063	1,114	0.03

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
GraphPad Software, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.08%	06/30/2031	—	(20)	—	—
								38,422	38,671	1.18
Building Products
LHS Borrower, LLC	(12)	First Lien Debt	S +	4.75%	9.21%	02/16/2029	3,423	3,353	3,259	0.10
LSF12 Crown US Commercial Bidco, LLC	(14)	First Lien Debt	S +	4.25%	8.63%	12/02/2031	3,000	3,015	2,987	0.09
Project Potter Buyer, LLC	(6) (8) (10)	First Lien Debt	S +	6.00%	10.33%	04/23/2027	10,272	10,272	10,272	0.31
Project Potter Buyer, LLC	(6) (10) (19)	First Lien Debt	S +	6.00%	10.33%	04/23/2026	—	—	—	—
								16,640	16,518	0.50
Chemicals
Olympus Water US Holding Corporation	(12)	First Lien Debt	S +	3.00%	7.34%	06/20/2031	4,706	4,718	4,716	0.14
Tank Holding Corp.	(9) (11)	First Lien Debt	S +	6.00%	10.42%	03/31/2028	53,367	52,514	52,634	1.61
Tank Holding Corp.	(6) (11) (19)	First Lien Debt	S +	6.00%	10.42%	03/31/2028	5,107	4,963	5,079	0.16
Tank Holding Corp.	(11) (19)	First Lien Debt	S +	5.75%	10.42%	03/31/2028	—	(20)	(37)	0.00
V Global Holdings, LLC	(6) (7) (8) (11)	First Lien Debt	S +	5.75%	10.42%	12/22/2027	15,916	15,660	15,128	0.46
V Global Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	5.75%	10.42%	12/22/2025	1,299	1,280	1,189	0.04
								79,115	78,709	2.41
Commercial Services & Supplies
365 Retail Markets, LLC	(6) (7) (10)	First Lien Debt	S +	4.75%	9.24%	12/26/2028	7,255	7,255	7,255	0.22
365 Retail Markets, LLC	(6) (7) (10)	First Lien Debt	S +	4.50%	9.24%	12/26/2028	2,328	2,328	2,328	0.07
Allied Universal Holdco, LLC	(12)	First Lien Debt	S +	3.75%	8.21%	05/12/2028	6,789	6,784	6,806	0.21
Atlas Us Finco, Inc.	(6) (7) (8) (10) (15)	First Lien Debt	S +	5.00%	9.63%	12/09/2029	36,465	35,762	36,465	1.11
Atlas Us Finco, Inc.	(6) (10) (15) (19)	First Lien Debt	S +	5.00%	9.63%	12/09/2028	—	(25)	—	—
Belfor Holdings, Inc.		First Lien Debt	S +	3.75%	8.11%	11/01/2030	1,995	2,012	2,015	0.06
BPG Holdings IV Corp.	(6) (7) (9) (11)	First Lien Debt	S +	6.00%	10.33%	07/29/2029	25,941	24,300	22,335	0.68
Consor Intermediate II, LLC	(6) (11)	First Lien Debt	S +	4.50%	8.83%	05/12/2031	5,813	5,759	5,780	0.18
Consor Intermediate II, LLC	(6) (11) (19)	First Lien Debt	S +	4.50%	8.83%	05/12/2031	—	(24)	(30)	0.00
Consor Intermediate II, LLC	(6) (11) (19)	First Lien Debt	S +	4.50%	8.83%	05/12/2031	—	(13)	(8)	0.00

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)		Cost (5)	Fair Value	Percentage of Net Assets
CRCI Longhorn Holdings, Inc.	(6) (7) (11)	First Lien Debt	S +	5.00%	9.36%	08/27/2031		8,824	8,738	8,824	0.27
CRCI Longhorn Holdings, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.36%	08/27/2031		—	(10)	—	—
CRCI Longhorn Holdings, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.36%	08/27/2031		662	648	662	0.02
Encore Holdings, LLC	(6) (7) (11)	First Lien Debt	S +	5.25%	9.58%	11/23/2028		9,061	9,011	9,028	0.28
Encore Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.58%	11/23/2028		18,904	18,774	18,811	0.58
Encore Holdings, LLC	(6) (19)	First Lien Debt	P +	4.00%	11.50%	11/23/2027		—	(14)	(10)	0.00
Energy Labs Holdings Corp.	(6) (7) (9) (10)	First Lien Debt	S +	5.00%	9.46%	04/07/2028		7,963	7,888	7,868	0.24
Energy Labs Holdings Corp.	(6) (10) (19)	First Lien Debt	S +	5.00%	9.46%	04/07/2028		1,382	1,353	1,348	0.04
Energy Labs Holdings Corp.	(6) (10) (19)	First Lien Debt	S +	5.00%	9.46%	04/07/2028		—	(19)	(23)	0.00
FLS Holding, Inc.	(6) (7) (8) (10) (15)	First Lien Debt	S +	5.25%	9.71%	12/15/2028		23,774	22,635	21,240	0.65
FLS Holding, Inc.	(6) (7) (10) (15)	First Lien Debt	S +	5.25%	9.71%	12/15/2028		5,574	5,307	4,980	0.15
FLS Holding, Inc.	(6) (10) (15) (19)	First Lien Debt	S +	5.25%	9.71%	12/17/2027		1,138	1,037	895	0.03
Ground Penetrating Radar Systems, LLC	(6) (7) (10)	First Lien Debt	S +	5.25%	9.77%	04/02/2031		14,030	13,835	14,030	0.43
Ground Penetrating Radar Systems, LLC	(6) (10) (19)	First Lien Debt	S +	5.25%	9.77%	04/02/2031		—	(36)	—	—
Ground Penetrating Radar Systems, LLC	(6) (19)	First Lien Debt	P +	4.25%	11.75%	04/02/2031		223	199	223	0.01
Helios Service Partners, LLC	(6) (10)	First Lien Debt	S +	5.00%	9.59%	03/19/2027		12,311	12,112	12,307	0.38
Helios Service Partners, LLC	(6) (10) (19)	First Lien Debt	S +	5.00%	9.59%	03/19/2027		20,148	19,732	20,072	0.61
Helios Service Partners, LLC	(6) (10) (19)	First Lien Debt	S +	5.00%	9.59%	03/19/2027		—	(59)	(1)	0.00
Hercules Borrower, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.68%	12/15/2026	C$	3,167	3,025	2,963	0.09
HSI Halo Acquisition, Inc.	(6) (8) (11)	First Lien Debt	S +	5.00%	9.59%	06/30/2031		19,022	18,842	19,022	0.58
HSI Halo Acquisition, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.59%	06/30/2031		788	767	788	0.02
HSI Halo Acquisition, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.59%	06/28/2030		—	(28)	—	—
Iris Buyer, LLC	(6) (7) (10) (15)	First Lien Debt	S +	6.25%	10.84%	10/02/2030		19,977	19,565	19,977	0.61
Iris Buyer, LLC	(6) (10) (19) (15)	First Lien Debt	S +	6.25%	10.84%	10/02/2030		1,884	1,834	1,884	0.06
Iris Buyer, LLC	(6) (10) (19) (15)	First Lien Debt	S +	6.25%	10.84%	10/02/2029		—	(54)	—	—
Orion Group Holdco, LLC	(6) (19)	First Lien Debt	S +	5.00%	9.59%	03/19/2027		—	(16)	(16)	0.00

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)		Cost (5)	Fair Value	Percentage of Net Assets
Procure Acquireco, Inc. (Procure Analytics)	(6) (7) (11)	First Lien Debt	S +	5.00%	9.49%	12/20/2028		15,397	15,397	15,397	0.47
Procure Acquireco, Inc. (Procure Analytics)	(6) (11) (19)	First Lien Debt	S +	4.75%	9.49%	12/20/2028		761	756	756	0.02
Procure Acquireco, Inc. (Procure Analytics)	(6) (11) (19)	First Lien Debt	S +	4.75%	9.49%	12/20/2028		—	—	—	—
Pye-Barker Fire & Safety, LLC	(6) (11)	First Lien Debt	S +	4.50%	8.83%	05/26/2031		18,135	18,135	18,135	0.55
Pye-Barker Fire & Safety, LLC	(6) (11) (19)	First Lien Debt	S +	4.50%	8.83%	05/26/2031		2,585	2,538	2,585	0.08
Pye-Barker Fire & Safety, LLC	(6) (11) (19)	First Lien Debt	S +	4.50%	8.83%	05/24/2030		314	291	314	0.01
Routeware, Inc.	(6) (7) (10)	First Lien Debt	S +	5.25%	9.60%	09/18/2031		4,773	4,726	4,773	0.15
Routeware, Inc.	(6) (10) (19)	First Lien Debt	S +	5.25%	9.60%	09/18/2031		—	(11)	—	—
Routeware, Inc.	(6) (10) (19)	First Lien Debt	S +	5.25%	9.60%	09/18/2031		—	(5)	—	—
Sherlock Buyer Corp.	(6) (7) (8) (10)	First Lien Debt	S +	5.75%	10.18%	12/08/2028		25,100	25,011	25,100	0.77
Sherlock Buyer Corp.	(6) (10) (19)	First Lien Debt	S +	5.75%	10.18%	12/08/2027		—	(8)	—	—
SITEL Worldwide Corporation	(12)	First Lien Debt	S +	3.75%	8.22%	08/28/2028		4,850	4,861	3,237	0.10
Surewerx Purchaser III, Inc.	(6) (7) (8) (11) (15)	First Lien Debt	S +	5.25%	9.58%	12/28/2029		4,039	3,992	4,039	0.12
Surewerx Purchaser III, Inc.	(6) (11) (15)	First Lien Debt	C +	5.25%	8.42%	12/28/2029	C$	2,617	1,888	1,820	0.06
Surewerx Purchaser III, Inc.	(6) (11) (15) (19)	First Lien Debt	S +	5.25%	9.58%	12/28/2029		—	(6)	—	—
Surewerx Purchaser III, Inc.	(6) (11) (15)	First Lien Debt	C +	5.25%	9.58%	12/28/2028	C$	710	678	695	0.02
Sweep Midco, LLC	(6) (7) (18)	Second Lien Debt				03/12/2034		1,086	543	703	0.02
Sweep Midco, LLC	(6) (7) (18)	Second Lien Debt				03/12/2036		3,156	—	—	—
Sweep Purchaser, LLC	(6) (7) (10)	First Lien Debt	S +	5.75% PIK	10.24%	06/30/2027		3,986	3,986	3,986	0.12
Sweep Purchaser, LLC	(6) (7) (10)	First Lien Debt	S +	5.75%	10.24%	06/30/2027		2,050	2,050	2,050	0.06
Sweep Purchaser, LLC	(6) (10) (19)	First Lien Debt	S +	5.75%	10.24%	06/30/2027		—	—	—	—
Tamarack Intermediate, LLC	(6) (7) (11)	First Lien Debt	S +	5.75%	10.30%	03/13/2028		22,742	22,442	22,742	0.70
Tamarack Intermediate, LLC	(6) (11)	First Lien Debt	S +	5.75%	10.30%	03/13/2028		2,231	2,188	2,231	0.07
Tamarack Intermediate, LLC	(6) (11) (19)	First Lien Debt	S +	5.75%	10.30%	03/13/2028		—	(42)	—	—
Tempo Acquisition, LLC	(12)	First Lien Debt	S +	2.25%	6.61%	08/31/2028		3,987	4,000	3,999	0.12

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
Transit Technologies, LLC	(6) (11)	First Lien Debt	S +	4.75%	9.51%	08/20/2031	12,091	11,975	12,091	0.37
Transit Technologies, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.51%	08/20/2031	—	(20)	—	—
Transit Technologies, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.51%	08/20/2030	—	(24)	—	—
TruGreen Limited Partnership	(11)	First Lien Debt	S +	4.00%	8.46%	11/02/2027	4,848	4,821	4,709	0.14
Vensure Employer Services, Inc.	(6) (7) (12)	First Lien Debt	S +	5.00%	9.33%	09/29/2031	25,909	25,660	25,909	0.79
Vensure Employer Services, Inc.	(6) (12) (19)	First Lien Debt	S +	5.00%	9.33%	09/29/2031	1,003	963	1,003	0.03
VRC Companies, LLC	(6) (7) (8) (10)	First Lien Debt	S +	5.75%	10.27%	06/29/2027	50,360	50,128	50,360	1.54
VRC Companies, LLC	(6) (10)	First Lien Debt	S +	5.75%	10.27%	06/29/2027	47,594	47,072	47,594	1.45
VRC Companies, LLC	(6) (10) (19)	First Lien Debt	S +	5.75%	10.27%	06/29/2027	—	—	—	—
								503,189	502,046	15.35
Construction & Engineering
Arcoro Holdings Corp.	(6) (10)	First Lien Debt	S +	5.50%	9.83%	03/28/2030	57,104	56,071	56,688	1.73
Arcoro Holdings Corp.	(6) (10) (19)	First Lien Debt	S +	5.50%	9.83%	03/28/2030	—	(150)	(63)	0.00
Artera Services, LLC	(14)	First Lien Debt	S +	4.50%	8.83%	02/15/2031	1,995	1,978	1,975	0.06
Centuri Group, Inc.	(12)	First Lien Debt	S +	2.50%	6.96%	08/27/2028	1,897	1,896	1,904	0.06
KPSKY Acquisition, Inc.	(6) (7) (8) (11)	First Lien Debt	S +	5.50%	10.19%	10/19/2028	20,749	19,883	18,348	0.56
KPSKY Acquisition, Inc.	(6) (7) (11)	First Lien Debt	S +	5.50%	10.19%	10/19/2028	16,535	16,165	14,622	0.45
LJ Avalon Holdings, LLC	(6) (10)	First Lien Debt	S +	5.00%	9.53%	02/01/2030	2,944	2,874	2,944	0.09
LJ Avalon Holdings, LLC	(6) (10) (19)	First Lien Debt	S +	5.00%	9.53%	02/01/2030	1,205	1,167	1,205	0.04
LJ Avalon Holdings, LLC	(6) (10) (19)	First Lien Debt	S +	5.00%	9.53%	02/01/2029	—	(10)	—	—
Superman Holdings, LLC	(6) (7) (11)	First Lien Debt	S +	4.50%	8.86%	08/29/2031	25,394	25,271	25,394	0.78
Superman Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	4.50%	8.86%	08/29/2031	—	(20)	—	—
Superman Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	4.50%	8.86%	08/29/2031	—	(17)	—	—
								125,108	123,017	3.76
Consumer Staples Distribution & Retail
PDI TA Holdings, Inc.	(6) (7) (11)	First Lien Debt	S +	5.50%	10.09%	02/03/2031	36,878	36,568	36,686	1.12
PDI TA Holdings, Inc.	(6) (11) (19)	First Lien Debt	S +	5.50%	10.09%	02/03/2031	4,793	4,715	4,749	0.15
PDI TA Holdings, Inc.	(6) (11) (19)	First Lien Debt	S +	5.50%	10.09%	02/03/2031	—	(32)	(20)	0.00

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
								41,251	41,415	1.27
Containers & Packaging
Berlin Packaging, LLC		First Lien Debt	S +	3.75%	8.05%	06/07/2031	3,980	3,980	4,000	0.12
BP Purchaser, LLC	(6) (7) (8) (11)	First Lien Debt	S +	5.50%	10.16%	12/11/2028	32,716	31,266	30,341	0.93
Clydesdale Acquisition Holdings, Inc.	(12)	First Lien Debt	S +	3.18%	7.53%	04/13/2029	3,303	3,306	3,306	0.10
FORTIS Solutions Group, LLC	(6) (7) (11)	First Lien Debt	S +	5.50%	9.93%	10/13/2028	20,986	20,899	20,986	0.64
FORTIS Solutions Group, LLC	(6) (11)	First Lien Debt	S +	5.50%	9.93%	10/13/2028	1,029	970	1,029	0.03
FORTIS Solutions Group, LLC	(6) (11) (19)	First Lien Debt	S +	5.50%	9.93%	10/15/2027	630	624	630	0.02
Proampac PG Borrower, LLC	(11)	First Lien Debt	S +	4.00%	8.60%	09/15/2028	2,965	2,979	2,971	0.09
								64,024	63,263	1.93
Distributors
48Forty Solutions, LLC	(6) (7) (9) (10)	First Lien Debt	S +	6.00% (incl. 4.00% PIK)	10.65%	11/30/2029	45,825	44,370	29,608	0.91
48Forty Solutions, LLC	(6) (10) (19)	First Lien Debt	S +	6.00% (incl. 4.00% PIK)	10.65%	11/30/2029	3,061	2,841	542	0.02
ABB Concise Optical Group, LLC	(6) (8) (11)	First Lien Debt	S +	7.50%	11.98%	02/23/2028	17,008	16,749	15,898	0.49
Avalara, Inc.	(6) (7) (9) (11)	First Lien Debt	S +	6.25%	10.58%	10/19/2028	22,421	22,158	22,421	0.69
Avalara, Inc.	(6) (19)	First Lien Debt	S +	6.25%	10.58%	10/19/2028	—	(24)	—	—
Bradyplus Holdings, LLC	(6) (7) (8) (9) (10)	First Lien Debt	S +	5.00%	9.52%	10/31/2029	44,408	43,673	44,408	1.36
Bradyplus Holdings, LLC	(6) (10) (19)	First Lien Debt	S +	5.00%	9.52%	10/31/2029	281	260	281	0.01
PT Intermediate Holdings III, LLC	(6) (7) (8) (11)	First Lien Debt	S +	5.00% (incl. 1.75% PIK)	9.33%	04/09/2030	60,057	59,432	60,057	1.84
PT Intermediate Holdings III, LLC	(6) (11) (19)	First Lien Debt	S +	5.00% (incl. 1.75% PIK)	9.33%	04/09/2030	—	(6)	—	—
								189,453	173,215	5.30
Diversified Consumer Services
Any Hour, LLC	(6)	First Lien Debt	S +	5.00%	9.33%	05/23/2030	11,802	11,639	11,677	0.36
Any Hour, LLC	(6) (19)	First Lien Debt	S +	5.00%	9.33%	05/23/2030	334	309	298	0.01
Any Hour, LLC	(6) (19)	First Lien Debt	S +	5.00%	9.33%	05/23/2030	831	808	813	0.02

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
Any Hour, LLC	(6)	Other Debt		13.00% PIK	13.00%	05/23/2031	3,186	3,130	3,152	0.10
Apex Service Partners, LLC	(6) (7) (8) (9) (10)	First Lien Debt	S +	5.00%	9.51%	10/24/2030	72,104	71,109	72,104	2.20
Apex Service Partners, LLC	(6) (10)	First Lien Debt	S +	5.00%	9.51%	10/24/2030	17,166	16,886	17,166	0.52
Apex Service Partners, LLC	(6) (10) (19)	First Lien Debt	S +	5.00%	9.51%	10/24/2029	3,866	3,793	3,866	0.12
Ascend Partner Services, LLC	(12)	First Lien Debt	S +	4.50%	7.96%	12/11/2028	4,856	4,850	4,877	0.15
Assembly Intermediate, LLC	(6) (7) (10)	First Lien Debt	S +	5.25%	9.58%	10/19/2027	8,889	8,518	8,889	0.27
Assembly Intermediate, LLC	(6) (10)	First Lien Debt	S +	5.25%	9.58%	10/19/2027	1,778	1,702	1,778	0.05
Assembly Intermediate, LLC	(6) (10) (19)	First Lien Debt	S +	5.25%	9.58%	10/19/2027	—	(36)	—	—
Eclipse Buyer, Inc.	(6) (7) (12)	First Lien Debt	S +	4.75%	9.26%	09/08/2031	8,362	8,281	8,362	0.26
Eclipse Buyer, Inc.	(6) (12) (19)	First Lien Debt	S +	4.75%	9.26%	09/08/2031	—	(7)	—	—
Eclipse Buyer, Inc.	(6) (12) (19)	First Lien Debt	S +	4.75%	9.26%	09/06/2031	—	(7)	—	—
Essential Services Holding Corporation	(6) (8) (11)	First Lien Debt	S +	5.00%	9.65%	06/17/2031	18,624	18,448	18,624	0.57
Essential Services Holding Corporation	(6) (11) (19)	First Lien Debt	S +	5.00%	9.65%	06/17/2031	—	(24)	—	—
Essential Services Holding Corporation	(6) (11) (19)	First Lien Debt	S +	5.00%	9.65%	06/17/2030	—	(29)	—	—
EVDR Purchaser, Inc.	(6) (11)	First Lien Debt	S +	5.50%	9.86%	02/14/2031	41,498	40,749	41,498	1.27
EVDR Purchaser, Inc.	(6) (11) (19)	First Lien Debt	S +	5.50%	9.86%	02/14/2031	—	(104)	—	—
EVDR Purchaser, Inc.	(6) (11) (19)	First Lien Debt	S +	5.50%	9.86%	02/14/2031	1,195	1,070	1,195	0.04
FPG Intermediate Holdco, LLC	(6) (10) (13)	First Lien Debt	S +	6.75% (incl. 5.75% PIK)	11.09%	03/05/2027	7,557	7,437	6,013	0.18
FPG Intermediate Holdco, LLC	(6) (10) (13) (19)	First Lien Debt	S +	6.75% (incl. 5.75% PIK)	11.09%	03/05/2027	184	184	184	0.01
Heartland Home Services	(6) (11)	First Lien Debt	S +	5.75%	10.18%	12/15/2026	23,109	22,910	21,905	0.67
KUEHG Corp.	(12)	First Lien Debt	S +	3.25%	7.84%	06/12/2030	1,861	1,869	1,878	0.06
Lightspeed Solution, LLC	(6) (7) (8) (11)	First Lien Debt	S +	6.50% (incl. 2.17% PIK)	10.86%	03/01/2028	20,499	20,318	20,499	0.63
Lightspeed Solution, LLC	(6) (11)	First Lien Debt	S +	6.50% (incl. 2.17% PIK)	10.86%	03/01/2028	1,352	1,339	1,352	0.04
LUV Car Wash Group, LLC	(6) (7) (8) (10)	First Lien Debt	S +	7.00%	11.74%	12/09/2026	9,971	9,934	9,971	0.30

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
Magnolia Wash Holdings	(6) (7) (10)	First Lien Debt	S +	6.50%	11.36%	07/14/2028	9,804	9,574	8,892	0.27
Magnolia Wash Holdings	(6) (10)	First Lien Debt	S +	6.50%	11.36%	07/14/2028	2,078	2,029	1,885	0.06
Magnolia Wash Holdings	(6) (10) (19)	First Lien Debt	S +	6.50%	11.36%	07/14/2028	262	252	218	0.01
Project Accelerate Parent, LLC	(6) (11)	First Lien Debt	S +	5.25%	9.61%	02/24/2031	33,519	33,214	33,519	1.02
Project Accelerate Parent, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.61%	02/24/2031	—	(42)	—	—
Spring Education Group, Inc.		First Lien Debt	S +	4.00%	8.33%	10/04/2030	3,960	3,973	3,980	0.12
Vertex Service Partners, LLC	(6) (7) (9) (11)	First Lien Debt	S +	5.75%	10.11%	11/08/2030	9,826	9,612	9,826	0.30
Vertex Service Partners, LLC	(6) (11) (19)	First Lien Debt	S +	5.75%	10.11%	11/08/2030	18,964	18,540	18,958	0.58
Vertex Service Partners, LLC	(6) (11) (19)	First Lien Debt	S +	5.75%	10.11%	11/08/2030	2,273	2,220	2,273	0.07
Wand NewCo 3, Inc.		First Lien Debt	S +	3.25%	7.61%	01/30/2031	5,867	5,881	5,885	0.18
								340,329	341,537	10.44
Electric Utilities
Kohler Energy Co, LLC		First Lien Debt	S +	3.75%	8.11%	05/01/2031	4,591	4,631	4,580	0.14
Electrical Equipment
Spark Buyer, LLC	(6) (7) (11)	First Lien Debt	S +	5.25%	9.77%	10/15/2031	5,313	5,235	5,235	0.16
Spark Buyer, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.77%	10/15/2031	—	(16)	(16)	0.00
Spark Buyer, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.77%	10/15/2031	—	(15)	(15)	0.00
								5,204	5,204	0.16
Electronic Equipment, Instruments & Components
Abracon Group Holdings, LLC	(6) (7) (8) (11)	First Lien Debt	S +	6.60% (incl. 4.60% PIK)	11.30%	07/06/2028	28,077	27,329	20,825	0.64
Abracon Group Holdings, LLC	(6) (11)	First Lien Debt	S +	6.60% (incl. 4.60% PIK)	11.30%	07/06/2028	1,858	1,810	1,378	0.04
Chamberlain Group, Inc.	(12)	First Lien Debt	S +	3.25%	7.71%	11/03/2028	5,860	5,852	5,887	0.18
DG Investment Intermediate Holdings 2, Inc.	(11)	First Lien Debt	S +	3.75%	8.22%	03/31/2028	4,369	4,371	4,404	0.13
Dwyer Instruments, Inc.	(6) (7) (9) (11)	First Lien Debt	S +	4.75%	9.15%	07/20/2029	54,471	53,758	54,318	1.66
Dwyer Instruments, Inc.	(6) (11) (19)	First Lien Debt	S +	4.75%	9.15%	07/20/2029	23,757	23,366	23,747	0.73
Dwyer Instruments, Inc.	(6) (11) (19)	First Lien Debt	S +	4.75%	9.15%	07/20/2029	—	(60)	—	—
Infinite Bidco, LLC	(6) (9) (12)	First Lien Debt	S +	6.25%	10.77%	03/02/2028	9,162	9,070	9,162	0.28

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
Infinite Bidco, LLC	(7) (12)	Second Lien Debt	S +	7.00%	11.85%	03/02/2029	12,800	11,168	11,264	0.34
Infinite Bidco, LLC	(6) (12)	Second Lien Debt	S +	7.00%	11.59%	03/02/2029	4,000	3,500	3,395	0.10
Magneto Components Buyco, LLC	(6) (7) (8) (9) (11)	First Lien Debt	S +	6.00% (incl. 1.50% PIK)	10.33%	12/05/2030	48,174	47,401	47,846	1.46
Magneto Components Buyco, LLC	(6) (11) (19)	First Lien Debt	S +	6.00% (incl. 1.50% PIK)	10.33%	12/05/2030	—	(74)	(65)	0.00
Magneto Components Buyco, LLC	(6) (11) (19)	First Lien Debt	S +	6.00% (incl. 1.50% PIK)	10.33%	12/05/2029	—	(119)	(54)	0.00
NSi Holdings, Inc.	(6) (8) (11)	First Lien Debt	S +	5.00%	9.36%	11/15/2031	22,842	22,617	22,617	0.69
NSi Holdings, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.36%	11/15/2031	—	(19)	(19)	0.00
NSi Holdings, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.36%	11/15/2031	—	(40)	(40)	0.00
								209,930	204,665	6.26
Entertainment
Renaissance Holding Corp.	(12)	First Lien Debt	S +	4.00%	8.36%	04/05/2030	2,960	2,961	2,951	0.09
Financial Services
Applitools, Inc.	(6) (7) (11) (15)	First Lien Debt	S +	6.25% PIK	10.58%	05/25/2029	14,855	14,696	14,727	0.45
Applitools, Inc.	(6) (11) (15) (19)	First Lien Debt	S +	6.25%	10.58%	05/25/2028	—	(18)	(14)	0.00
Boost Newco Borrower, LLC		First Lien Debt	S +	2.50%	6.83%	01/31/2031	7,481	7,507	7,511	0.23
Cerity Partners, LLC	(6) (7) (8) (11)	First Lien Debt	S +	5.25%	9.76%	07/30/2029	3,525	3,485	3,525	0.11
Cerity Partners, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.76%	07/30/2029	7,739	7,631	7,739	0.24
Cerity Partners, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.76%	07/30/2029	—	(6)	—	—
GC Waves Holdings, Inc.	(6) (11)	First Lien Debt	S +	4.75%	9.21%	10/04/2030	27,567	27,024	27,358	0.84
GC Waves Holdings, Inc.	(6) (11) (19)	First Lien Debt	S +	4.75%	9.21%	10/04/2030	2,418	1,932	2,265	0.07
GC Waves Holdings, Inc.	(6) (11) (19)	First Lien Debt	S +	4.75%	9.21%	10/04/2030	—	(28)	(13)	0.00
MAI Capital Management Intermediate, LLC	(6) (7) (11)	First Lien Debt	S +	4.75%	9.08%	08/29/2031	4,632	4,587	4,632	0.14
MAI Capital Management Intermediate, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.08%	08/29/2031	866	849	866	0.03
MAI Capital Management Intermediate, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.08%	08/29/2031	138	128	138	0.00

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
PMA Parent Holdings, LLC	(6) (7) (11)	First Lien Debt	S +	5.50%	9.83%	01/31/2031	3,410	3,360	3,360	0.10
PMA Parent Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	5.50%	9.83%	01/31/2031	—	(4)	(4)	0.00
RFS Opco, LLC	(6) (12)	First Lien Debt	S +	4.75%	9.08%	04/04/2031	16,958	16,801	16,891	0.52
RFS Opco, LLC	(6) (12) (19)	First Lien Debt	S +	3.50%	7.83%	04/04/2029	4,680	4,459	4,579	0.14
SitusAMC Holdings Corp.	(6) (11)	First Lien Debt	S +	5.50%	9.93%	12/22/2027	15,768	15,720	15,768	0.48
Smarsh, Inc.	(6) (7) (11)	First Lien Debt	S +	5.75%	10.08%	02/16/2029	8,571	8,514	8,571	0.26
Smarsh, Inc.	(6) (11) (19)	First Lien Debt	S +	5.75%	10.08%	02/16/2029	1,071	1,061	1,071	0.03
Smarsh, Inc.	(6) (11) (19)	First Lien Debt	S +	5.75%	10.08%	02/16/2029	214	211	214	0.01
Trintech, Inc.	(6) (7) (8) (10)	First Lien Debt	S +	5.50%	9.86%	07/25/2029	69,935	68,745	68,914	2.11
Trintech, Inc.	(6) (10) (19)	First Lien Debt	S +	5.50%	9.86%	07/25/2029	1,735	1,637	1,646	0.05
								188,291	189,744	5.80
Food Products
Familia Intermediate Holdings I Corp. (Teasdale Latin Foods)	(6) (17)	Other Debt		16.25% PIK	16.25%	06/18/2026	500	277	295	0.01
Teasdale Foods, Inc. (Teasdale Latin Foods)	(6) (7) (10)	First Lien Debt	S +	6.25%	10.99%	12/18/2025	3,604	3,482	3,501	0.11
								3,759	3,796	0.12
Ground Transportation
PODS, LLC	(11)	First Lien Debt	S +	3.00%	7.85%	03/31/2028	4,850	4,853	4,525	0.14
SV Newco 2, Inc.	(6) (11) (15)	First Lien Debt	S +	4.75%	9.26%	06/02/2031	35,194	34,698	34,916	1.07
SV Newco 2, Inc.	(6) (11) (15) (19)	First Lien Debt	S +	4.75%	9.26%	06/02/2031	—	(152)	(174)	(0.01)
SV Newco 2, Inc.	(6) (11) (15) (19)	First Lien Debt	S +	4.75%	9.26%	06/02/2031	—	(182)	(105)	0.00
								39,217	39,162	1.20
Health Care Equipment & Supplies
Journey Personal Care Corp.	(11)	First Lien Debt	S +	3.75%	8.11%	03/01/2028	4,964	4,909	4,959	0.15
Medline Borrower, LP	(12)	First Lien Debt	S +	2.25%	6.61%	10/23/2028	6,684	6,686	6,702	0.20
Performance Health & Wellness	(6) (7) (10)	First Lien Debt	S +	5.75%	10.21%	07/12/2027	4,028	4,028	4,028	0.12
PerkinElmer U.S., LLC	(6) (7) (9) (10)	First Lien Debt	S +	5.00%	9.34%	03/13/2029	27,379	26,777	27,185	0.83
Tidi Legacy Products, Inc.	(6) (7) (9) (10)	First Lien Debt	S +	5.25%	9.61%	12/19/2029	11,140	10,952	11,120	0.34

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
Tidi Legacy Products, Inc.	(6) (10) (19)	First Lien Debt	S +	5.25%	9.61%	12/19/2029	—	(24)	(5)	0.00
Tidi Legacy Products, Inc.	(6) (10) (19)	First Lien Debt	S +	5.25%	9.61%	12/19/2029	—	(35)	(4)	0.00
YI, LLC	(6) (7) (9) (10)	First Lien Debt	S +	5.75%	10.39%	12/03/2029	17,709	17,407	17,709	0.54
YI, LLC	(6) (10) (19)	First Lien Debt	S +	5.75%	10.39%	12/03/2029	—	(30)	—	—
YI, LLC	(6) (10) (19)	First Lien Debt	S +	5.75%	10.39%	12/03/2029	—	(45)	—	—
								70,625	71,694	2.19
Health Care Providers & Services
Advarra Holdings, Inc.	(6) (9) (11)	First Lien Debt	S +	4.50%	8.86%	09/15/2031	12,915	12,683	12,855	0.39
Advarra Holdings, Inc.	(6) (11) (19)	First Lien Debt	S +	4.50%	8.86%	09/15/2031	—	(3)	—	—
CHG Healthcare Services, Inc.	(12)	First Lien Debt	S +	3.00%	7.40%	09/29/2028	4,850	4,861	4,862	0.15
CNT Holdings I Corp.	(11)	First Lien Debt	S +	3.50%	8.09%	11/08/2027	4,850	4,860	4,876	0.15
DCA Investment Holdings, LLC	(6) (11)	First Lien Debt	S +	6.50%	10.77%	04/03/2028	49,833	49,294	49,449	1.51
DCA Investment Holdings, LLC	(6) (11)	First Lien Debt	S +	6.50%	10.77%	04/03/2028	3,827	3,779	3,797	0.12
Electron BidCo, Inc.	(12)	First Lien Debt	S +	2.75%	7.11%	11/01/2028	6,860	6,866	6,880	0.21
Ensemble RCM, LLC		First Lien Debt	S +	3.00%	7.59%	08/01/2029	4,618	4,627	4,647	0.14
Gateway US Holdings, Inc.	(6) (7) (8) (11) (15)	First Lien Debt	S +	4.75%	9.08%	09/22/2028	11,899	11,840	11,899	0.36
Gateway US Holdings, Inc.	(6) (11) (15) (19)	First Lien Debt	S +	4.75%	9.08%	09/22/2028	3,355	3,327	3,343	0.10
Gateway US Holdings, Inc.	(6) (11) (15) (19)	First Lien Debt	S +	4.75%	9.08%	09/22/2028	—	(3)	—	—
Heartland Veterinary Partners, LLC	(6) (7) (8) (10)	First Lien Debt	S +	4.75%	9.47%	12/10/2026	6,328	6,317	6,328	0.19
Heartland Veterinary Partners, LLC	(6) (7) (10)	Second Lien Debt		14.50% (incl. 7.00% PIK)	14.50%	12/10/2027	759	754	759	0.02
Heartland Veterinary Partners, LLC	(6) (7) (10)	First Lien Debt	S +	4.75%	9.47%	12/10/2026	14,329	14,305	14,329	0.44
Heartland Veterinary Partners, LLC	(6) (10)	Second Lien Debt		14.50% (incl. 7.00% PIK)	14.50%	12/10/2027	295	293	295	0.01
Heartland Veterinary Partners, LLC	(6) (10) (19)	First Lien Debt	S +	4.75%	9.47%	12/10/2026	—	(2)	—	—
iCIMS, Inc.	(6) (11)	First Lien Debt	S +	5.75%	10.38%	08/18/2028	16,989	16,848	16,989	0.52
iCIMS, Inc.	(6) (11) (19)	First Lien Debt	S +	5.75%	10.38%	08/18/2028	123	120	123	0.00
Imagine 360, LLC	(6) (8) (11)	First Lien Debt	S +	4.75%	9.10%	10/02/2028	13,332	13,207	13,332	0.41
Imagine 360, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.10%	10/02/2028	—	(9)	—	—

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
Imagine 360, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.10%	10/02/2028	—	(11)	—	—
Intelerad Medical Systems Incorporated	(6) (10) (15)	First Lien Debt	S +	6.50%	11.24%	08/21/2026	9,420	9,265	9,127	0.28
Intelerad Medical Systems Incorporated	(6) (10) (15)	First Lien Debt	S +	6.50%	11.24%	08/21/2026	650	643	630	0.02
Invictus Buyer, LLC	(6) (11)	First Lien Debt	S +	4.75%	9.08%	06/03/2031	6,060	6,003	6,042	0.18
Invictus Buyer, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.08%	06/03/2031	—	(12)	(7)	0.00
Invictus Buyer, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.08%	06/03/2031	—	(9)	(3)	0.00
Medical Solutions Holdings, Inc.	(12)	First Lien Debt	S +	3.50%	8.19%	11/01/2028	5,353	5,350	3,755	0.11
Midwest Physician Administrative Services, LLC	(11)	First Lien Debt	S +	3.00%	7.59%	03/12/2028	3,879	3,874	3,660	0.11
National Mentor Holdings, Inc.	(11)	First Lien Debt	S +	3.75%	8.20%	03/02/2028	2,720	2,706	2,691	0.08
Pacific Dental Services, LLC		First Lien Debt	S +	2.75%	7.13%	03/15/2031	2,978	2,988	2,995	0.09
Pareto Health Intermediate Holdings, Inc.	(6) (9) (10)	First Lien Debt	S +	5.00%	9.33%	06/01/2030	91,193	89,683	91,193	2.79
Pareto Health Intermediate Holdings, Inc.	(6) (10) (19)	First Lien Debt	S +	5.00%	9.33%	06/01/2029	—	(157)	—	—
PPV Intermediate Holdings, LLC	(6) (9) (11)	First Lien Debt	S +	5.75%	10.26%	08/31/2029	27,708	26,863	27,686	0.85
PPV Intermediate Holdings, LLC	(6) (11)	First Lien Debt	S +	6.00%	10.52%	08/31/2029	26,490	26,301	26,490	0.81
Promptcare Infusion Buyer, Inc.	(6) (7) (10)	First Lien Debt	S +	6.00%	10.44%	09/01/2027	3,810	3,792	3,760	0.11
Promptcare Infusion Buyer, Inc.	(6) (10)	First Lien Debt	S +	6.00%	10.44%	09/01/2027	593	591	586	0.02
Raven Acquisition Holdings, LLC	(14) (15)	First Lien Debt	S +	3.25%	7.61%	11/19/2031	4,667	4,644	4,674	0.14
Raven Acquisition Holdings, LLC	(14) (15) (19)	First Lien Debt	S +	3.25%	7.61%	11/19/2031	—	(2)	1	0.00
Stepping Stones Healthcare Services, LLC	(6) (7) (11)	First Lien Debt	S +	4.75%	9.08%	01/02/2029	8,509	8,468	8,509	0.26
Stepping Stones Healthcare Services, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.08%	01/02/2029	2,159	2,132	2,153	0.07
Stepping Stones Healthcare Services, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.08%	12/30/2026	—	(4)	—	—
Suveto	(6) (7) (11)	First Lien Debt	S +	4.75%	9.11%	09/09/2027	5,021	4,893	4,973	0.15
Suveto	(6) (19)	First Lien Debt	P +	3.75%	11.25%	09/09/2027	28	14	23	0.00
Suveto Buyer, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.11%	09/09/2027	186	182	182	0.01

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
Tivity Health, Inc.	(6) (8) (11)	First Lien Debt	S +	5.00%	9.36%	06/28/2029	17,997	17,856	17,997	0.55
TTF Holdings, LLC		First Lien Debt	S +	3.75%	8.11%	07/18/2031	2,000	2,017	1,980	0.06
Vardiman Black Holdings, LLC	(6) (7) (8) (12)	First Lien Debt	S +	7.00% (incl. 2.00% PIK)	11.65%	03/18/2027	15,377	15,377	15,377	0.47
Vardiman Black Holdings, LLC	(6) (12) (13) (19)	First Lien Debt	S +	7.00% (incl. 2.00% PIK)	11.65%	03/18/2027	1,601	1,561	1,601	0.05
								388,972	390,838	11.95
Health Care Technology
Athenahealth, Inc.	(12)	First Lien Debt	S +	3.25%	7.61%	02/15/2029	6,341	6,323	6,348	0.19
eResearchTechnology, Inc.	(10)	First Lien Debt	S +	4.00%	8.36%	02/04/2027	4,391	4,385	4,414	0.13
Hyland Software, Inc.	(6) (7) (8) (11)	First Lien Debt	S +	6.00%	10.36%	09/19/2030	77,262	76,354	77,262	2.36
Hyland Software, Inc.	(6) (11) (19)	First Lien Debt	S +	6.00%	10.36%	09/19/2029	—	(39)	—	—
Imprivata, Inc.	(12)	First Lien Debt	S +	3.50%	8.09%	12/01/2027	6,420	6,419	6,452	0.20
Lightspeed Buyer, Inc.	(6) (7) (10)	First Lien Debt	S +	4.75%	9.08%	02/03/2027	10,097	10,070	10,097	0.31
Lightspeed Buyer, Inc.	(6) (10) (19)	First Lien Debt	S +	4.75%	9.08%	02/03/2027	—	(10)	—	—
Lightspeed Buyer, Inc.	(6) (10) (19)	First Lien Debt	S +	4.75%	9.08%	02/03/2027	—	(3)	—	—
MedAssets Software Intermediate Holdings, Inc.	(12)	First Lien Debt	S +	4.00%	8.43%	12/17/2028	6,143	6,143	5,652	0.17
Project Ruby Ultimate Parent Corp.		First Lien Debt	S +	3.00%	7.47%	03/10/2028	5,348	5,347	5,367	0.16
Symplr Software, Inc.	(11)	First Lien Debt	S +	4.50%	9.19%	12/22/2027	4,849	4,856	4,429	0.14
								119,845	120,021	3.67
Household Durables
ACProducts, Inc.	(12)	First Lien Debt	S +	4.25%	8.84%	05/17/2028	4,849	4,838	3,907	0.12
Industrial Conglomerates
Aptean, Inc.	(6) (7) (9) (11)	First Lien Debt	S +	5.00%	9.59%	01/30/2031	70,478	69,870	70,380	2.15
Aptean, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.59%	01/30/2031	1,151	1,113	1,144	0.03
Aptean, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.59%	01/30/2031	—	(50)	(8)	0.00
Excelitas Technologies Corp.	(6) (9) (11)	First Lien Debt	S +	5.25%	9.61%	08/13/2029	30,707	30,261	30,387	0.93
Excelitas Technologies Corp.	(6) (11)	First Lien Debt	E +	5.25%	8.11%	08/13/2029	€5,617	5,728	5,756	0.18
Excelitas Technologies Corp.	(6) (11) (19)	First Lien Debt	S +	5.25%	9.61%	08/13/2029	—	(94)	(123)	0.00

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
Excelitas Technologies Corp.	(6) (11) (19)	First Lien Debt	S +	5.25%	9.61%	08/14/2028	—	(37)	(32)	0.00
Raptor Merger Sub Debt, LLC	(7) (8) (11)	First Lien Debt	S +	5.50%	9.83%	04/01/2029	45,581	44,880	45,430	1.39
Raptor Merger Sub Debt, LLC	(11) (19)	First Lien Debt	S +	5.50%	9.83%	04/01/2029	698	644	686	0.02
								152,315	153,620	4.70
Insurance Services
Alliant Holdings Intermediate, LLC	(12)	First Lien Debt	S +	2.75%	7.11%	09/19/2031	7,157	7,166	7,168	0.22
Amerilife Holdings, LLC	(6) (8) (11)	First Lien Debt	S +	5.00%	9.70%	08/31/2029	14,813	14,594	14,813	0.45
Amerilife Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	5.00%	9.70%	08/31/2029	1,770	1,757	1,770	0.05
AssuredPartners, Inc.	(12)	First Lien Debt	S +	3.50%	7.86%	02/14/2031	3,970	3,984	3,975	0.12
Fetch Insurance Services, LLC	(6)	Other Debt		12.75% (incl. 3.75% PIK)	12.75%	10/31/2027	3,104	3,046	3,073	0.09
Foundation Risk Partners Corp.	(6) (8) (11)	First Lien Debt	S +	5.25%	9.58%	10/29/2030	34,976	34,668	34,976	1.07
Foundation Risk Partners Corp.	(6) (11)	First Lien Debt	S +	5.25%	9.58%	10/29/2030	18,560	18,339	18,560	0.57
Foundation Risk Partners Corp.	(6) (11) (19)	First Lien Debt	S +	5.25%	9.58%	10/29/2029	—	(20)	—	—
Galway Borrower, LLC	(6) (7) (8) (9) (11)	First Lien Debt	S +	4.50%	8.83%	09/29/2028	51,526	50,797	51,526	1.58
Galway Borrower, LLC	(6) (11) (19)	First Lien Debt	S +	4.50%	8.83%	09/29/2028	20,936	20,625	20,936	0.64
Galway Borrower, LLC	(6) (11) (19)	First Lien Debt	S +	4.50%	8.83%	09/29/2028	298	256	298	0.01
Higginbotham Insurance Agency, Inc.	(6) (7) (8) (10)	First Lien Debt	S +	4.50%	8.86%	11/24/2028	20,115	20,034	20,029	0.61
Higginbotham Insurance Agency, Inc.	(6) (10) (19)	First Lien Debt	S +	4.50%	8.86%	11/24/2028	6,650	6,524	6,551	0.20
High Street Buyer, Inc.	(6) (7) (11)	First Lien Debt	S +	5.25%	9.58%	04/14/2028	4,195	4,192	4,195	0.13
High Street Buyer, Inc.	(6) (11) (19)	First Lien Debt	S +	5.25%	9.58%	04/14/2028	43,375	42,813	43,303	1.32
High Street Buyer, Inc.	(6) (11) (19)	First Lien Debt	S +	5.25%	9.58%	04/16/2027	—	(1)	—	—
HUB International Limited		First Lien Debt	S +	2.75%	7.37%	06/20/2030	4,963	4,968	4,987	0.15
Inszone Mid, LLC	(6) (7) (9) (10)	First Lien Debt	S +	5.25%	9.50%	11/302029	13,838	13,601	13,838	0.42
Inszone Mid, LLC	(6) (10) (19)	First Lien Debt	S +	5.25%	9.50%	11/30/2029	16,981	16,655	16,981	0.52
Inszone Mid, LLC	(6) (10) (19)	First Lien Debt	S +	5.25%	9.50%	11/30/2029	—	(45)	—	—
Inszone Mid, LLC	(6) (10) (19)	First Lien Debt	S +	5.25%	9.50%	11/30/2029	—	(52)	—	—

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
Integrity Marketing Acquisition, LLC	(6) (7) (8) (9) (11)	First Lien Debt	S +	5.00%	9.51%	08/25/2028	112,310	112,310	112,310	3.43
Integrity Marketing Acquisition, LLC	(6) (11) (19)	First Lien Debt	S +	5.00%	9.51%	08/25/2028	—	—	—	—
Long Term Care Group, Inc.	(6) (7) (8) (11) (13)	First Lien Debt	S +	6.00% (incl. 3.73% PIK)	10.33%	09/08/2027	14,648	14,241	12,555	0.38
Patriot Growth Insurance Services, LLC	(6) (8) (11)	First Lien Debt	S +	5.00%	9.48%	10/16/2028	6,437	6,360	6,437	0.20
Patriot Growth Insurance Services, LLC	(6) (11)	First Lien Debt	S +	5.00%	9.48%	10/14/2028	24,759	24,451	24,759	0.76
Patriot Growth Insurance Services, LLC	(6) (11) (19)	First Lien Debt	S +	5.00%	9.48%	10/16/2028	234	229	234	0.01
Peter C. Foy & Associates Insurance Services, LLC	(6) (7) (11)	First Lien Debt	S +	5.50%	9.83%	11/01/2028	22,930	22,744	22,930	0.70
Peter C. Foy & Associates Insurance Services, LLC	(6) (7) (11)	First Lien Debt	S +	5.50%	9.83%	11/01/2028	24,195	24,022	24,174	0.74
Peter C. Foy & Associates Insurance Services, LLC	(6) (11) (19)	First Lien Debt	S +	5.50%	9.83%	11/01/2027	—	(1)	—	—
RSC Acquisition, Inc.	(6) (10)	First Lien Debt	S +	4.75%	9.21%	11/01/2029	18,508	18,463	18,508	0.57
RSC Acquisition, Inc.	(6) (11)	First Lien Debt	S +	4.75%	9.21%	11/01/2029	54,296	53,963	54,296	1.66
USI, Inc.		First Lien Debt	S +	2.25%	6.58%	09/27/2030	2,970	2,978	2,962	0.09
USI, Inc.		First Lien Debt	S +	2.25%	6.58%	11/22/2029	1,980	1,984	1,975	0.06
World Insurance Associates, LLC	(6) (7) (8) (9) (10)	First Lien Debt	S +	6.75%	10.34%	04/03/2028	119,299	117,735	118,378	3.62
World Insurance Associates, LLC	(6) (10) (19)	First Lien Debt	S +	6.75%	10.34%	04/03/2028	—	(15)	(21)	0.00
								663,365	666,476	20.37
Interactive Media & Services
Arches Buyer, Inc.	(12)	First Lien Debt	S +	3.25%	7.71%	12/06/2027	2,424	2,419	2,364	0.07
FMG Suite Holdings, LLC	(6) (7) (10)	First Lien Debt	S +	5.50%	9.85%	10/30/2026	9,258	9,182	9,194	0.28
FMG Suite Holdings, LLC	(6) (7) (10)	First Lien Debt	S +	5.50%	9.85%	10/30/2026	1,938	1,920	1,923	0.06
FMG Suite Holdings, LLC	(6) (10) (19)	First Lien Debt	S +	5.50%	9.84%	10/30/2026	—	(9)	(7)	0.00
Spectrio, LLC	(6) (7) (10)	First Lien Debt	S +	6.00%	10.51%	12/09/2026	11,375	10,901	10,468	0.32
Spectrio, LLC	(6) (7) (10)	First Lien Debt	S +	6.00%	10.51%	12/09/2026	4,558	4,368	4,195	0.13

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
Spectrio, LLC	(6) (10)	First Lien Debt	S +	6.00%	10.51%	12/09/2026	1,345	1,291	1,238	0.04
Triple Lift, Inc.	(6) (8) (11)	First Lien Debt	S +	5.75%	10.25%	05/05/2028	16,199	15,424	15,505	0.47
Triple Lift, Inc.	(6) (11) (19)	First Lien Debt	S +	5.75%	10.25%	05/05/2028	—	(104)	(73)	0.00
								45,392	44,807	1.37
IT Services
Apollo Acquisition, Inc.	(6) (7)	First Lien Debt	S +	5.00%	9.33%	12/30/2031	16,797	16,629	16,629	0.51
Apollo Acquisition, Inc.	(6) (19)	First Lien Debt	S +	5.00%	9.33%	12/30/2031	—	(29)	(29)	0.00
Apollo Acquisition, Inc.	(6) (19)	First Lien Debt	S +	5.00%	9.33%	12/30/2030	—	(23)	(23)	0.00
Asurion, LLC		First Lien Debt	S +	4.25%	8.61%	09/19/2030	7,342	7,329	7,316	0.22
Atlas Purchaser, Inc.	(7) (11)	First Lien Debt	S +	7.50% (incl. 5.50% PIK)	11.33%	05/05/2028	2,490	1,596	1,484	0.05
Atlas Purchaser, Inc.	(7) (11)	First Lien Debt	S +	7.50% (incl. 6.50% PIK)	11.33%	05/05/2028	1,076	886	1,076	0.03
Catalis Intermediate, Inc.	(6) (7) (8) (11)	First Lien Debt	S +	5.50%	9.98%	08/04/2027	23,379	22,828	23,028	0.70
Catalis Intermediate, Inc.	(6) (7) (11)	First Lien Debt	S +	5.50%	9.98%	08/04/2027	5,260	5,141	5,181	0.16
Catalis Intermediate, Inc.	(6) (11) (19)	First Lien Debt	S +	5.50%	9.98%	08/04/2027	907	849	868	0.03
Donuts, Inc.	(6) (7) (10)	First Lien Debt	S +	5.00%	9.49%	12/29/2027	20,849	20,816	20,807	0.64
Endure Digital, Inc.	(10)	First Lien Debt	S +	3.50%	8.09%	02/10/2028	5,394	5,337	4,477	0.14
Gainwell Acquisition Corp.	(11)	First Lien Debt	S +	4.00%	8.43%	10/01/2027	6,788	6,804	6,560	0.20
GI DI Cornfield Acquisition, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.96%	03/09/2028	31,687	31,276	31,379	0.96
GI DI Cornfield Acquisition, LLC	(6) (19)	First Lien Debt	S +	4.50%	8.96%	03/09/2028	—	(103)	(158)	0.00
Idera, Inc.	(6) (7) (11)	Second Lien Debt	S +	6.75%	11.47%	03/02/2029	355	355	355	0.01
Redwood Services Group, LLC	(6) (7) (9) (11)	First Lien Debt	S +	6.25%	10.68%	06/15/2029	40,035	39,484	40,035	1.22
Redwood Services Group, LLC	(6) (11)	First Lien Debt	S +	6.25%	10.68%	06/15/2029	34,154	33,722	34,080	1.04
Ridge Trail US Bidco, Inc.	(6) (7) (10) (15)	First Lien Debt	S +	4.50%	8.83%	09/30/2031	48,980	48,265	48,848	1.49
Ridge Trail US Bidco, Inc.	(6) (10) (15) (19)	First Lien Debt	S +	4.50%	8.83%	09/30/2031	—	(122)	(46)	0.00
Ridge Trail US Bidco, Inc.	(6) (10) (15) (19)	First Lien Debt	S +	4.50%	8.83%	03/31/2031	1,520	1,439	1,505	0.05
Sedgwick Claims Management Services, Inc.		First Lien Debt	S +	3.00%	7.59%	07/31/2031	6,947	6,971	6,982	0.21
Syntax Systems, Ltd.	(6) (7) (11) (15)	First Lien Debt	S +	5.00%	9.46%	10/27/2028	18,610	18,532	18,569	0.57

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)		Cost (5)	Fair Value	Percentage of Net Assets
Thrive Buyer, Inc. (Thrive Networks)	(6) (10)	First Lien Debt	S +	6.00%	10.78%	01/22/2027		10,566	10,479	10,566	0.32
Thrive Buyer, Inc. (Thrive Networks)	(6) (7) (10)	First Lien Debt	S +	6.00%	10.78%	01/22/2027		6,315	6,268	6,315	0.19
Thrive Buyer, Inc. (Thrive Networks)	(6) (10) (19)	First Lien Debt	S +	6.00%	10.78%	01/22/2027		453	448	453	0.01
UpStack, Inc.	(6) (7) (11)	First Lien Debt	S +	5.00%	9.52%	08/25/2031		5,525	5,472	5,525	0.17
UpStack, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.52%	08/25/2031		—	(10)	—	—
UpStack, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.52%	08/25/2031		128	119	128	0.00
Victors Purchaser, LLC	(6) (12)	First Lien Debt	S +	4.75%	9.08%	08/15/2031		11,280	11,171	11,280	0.34
Victors Purchaser, LLC	(6) (12) (19)	First Lien Debt	S +	4.75%	9.08%	08/15/2031		—	(13)	—	—
Victors Purchaser, LLC	(6) (12) (19)	First Lien Debt	S +	4.75%	9.08%	08/15/2031	C$	322	217	224	0.01
									302,133	303,414	9.28
Leisure Products
Recess Holdings, Inc.	(14)	First Lien Debt	S +	4.50%	9.09%	02/20/2030		4,987	5,024	5,030	0.15
Life Sciences Tools & Services
Cambrex Corporation		First Lien Debt	S +	3.50%	7.96%	12/04/2026		2,416	2,418	2,412	0.07
Curia Global, Inc.	(11)	First Lien Debt	S +	3.75%	8.44%	08/30/2026		6,789	6,795	6,468	0.20
Model N, Inc.	(6) (8) (11)	First Lien Debt	S +	5.00%	9.33%	06/27/2031		19,847	19,659	19,847	0.61
Model N, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.33%	06/27/2031		—	(25)	—	—
Model N, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.33%	06/27/2031		—	(27)	—	—
Packaging Coordinators Midco, Inc.	(11)	First Lien Debt	S +	3.25%	7.84%	11/30/2027		6,824	6,836	6,848	0.21
Parexel International Corporation	(12)	First Lien Debt	S +	3.00%	7.36%	11/15/2028		6,544	6,553	6,582	0.20
									42,209	42,157	1.29
Machinery
AI Aqua Merger Sub, Inc.	(12)	First Lien Debt	S +	3.50%	8.05%	07/31/2028		6,693	6,700	6,693	0.20
Answer Acquisition, LLC	(6) (7) (10)	First Lien Debt	S +	6.00%	10.48%	12/30/2026		38,933	38,590	38,669	1.18
Answer Acquisition, LLC	(6) (10) (19)	First Lien Debt	S +	6.00%	10.48%	12/30/2026		—	(23)	(24)	0.00
Chase Intermediate, LLC	(6) (19)	First Lien Debt	S +	4.75%	9.08%	10/30/2028		7,936	7,753	7,907	0.24
Chase Intermediate, LLC	(6) (19)	First Lien Debt	S +	4.75%	9.08%	10/30/2028		—	(14)	—	—

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
Conair Holdings, LLC	(12)	First Lien Debt	S +	3.75%	8.22%	05/17/2028	3,880	3,882	3,475	0.11
Engineered Machinery Holdings, Inc.	(11)	First Lien Debt	S +	3.75%	8.34%	05/19/2028	5,394	5,383	5,425	0.17
Filtration Group Corporation	(12)	First Lien Debt	S +	3.50%	7.97%	10/21/2028	4,850	4,854	4,882	0.15
Icebox Holdco III, Inc.	(12)	First Lien Debt	S +	3.50%	8.09%	12/22/2028	3,431	3,439	3,452	0.11
Madison IAQ, LLC	(12)	First Lien Debt	S +	2.75%	7.89%	06/21/2028	4,849	4,846	4,862	0.15
MHE Intermediate Holdings, LLC	(6) (10)	First Lien Debt	S +	6.00%	10.92%	07/21/2027	7,791	7,767	7,791	0.24
MHE Intermediate Holdings, LLC	(6) (7) (10)	First Lien Debt	S +	6.00%	10.92%	07/21/2027	6,429	6,375	6,429	0.20
MHE Intermediate Holdings, LLC	(6) (10) (19)	First Lien Debt	S +	6.00%	10.92%	07/21/2027	214	214	214	0.01
Pro Mach Group, Inc.	(14)	First Lien Debt	S +	3.50%	7.86%	08/31/2028	5,000	5,030	5,037	0.15
Roper Industrial Products Investment Company, LLC	(12)	First Lien Debt	S +	2.75%	7.08%	11/22/2029	3,970	3,988	3,977	0.12
TK Elevator US Newco, Inc.	(12) (14)	First Lien Debt	S +	3.50%	8.59%	04/30/2030	6,852	6,875	6,898	0.21
								105,659	105,687	3.23
Media
Aragorn Parent Corporation		First Lien Debt	S +	4.00%	8.34%	12/15/2028	5,814	5,803	5,848	0.18
MJH Healthcare Holdings, LLC		First Lien Debt	S +	3.25%	7.71%	01/28/2029	2,494	2,503	2,505	0.08
								8,306	8,353	0.26
Multi-Utilities
AWP Group Holdings, Inc.	(6) (7) (8) (10)	First Lien Debt	S +	4.75%	9.11%	12/23/2030	48,606	47,420	48,606	1.49
AWP Group Holdings, Inc.	(6) (10) (19)	First Lien Debt	S +	4.75%	9.11%	12/23/2030	5,616	5,508	5,616	0.17
AWP Group Holdings, Inc.	(6) (10) (19)	First Lien Debt	S +	4.75%	9.11%	12/23/2030	262	210	262	0.01
Vessco Midco Holdings, LLC	(6) (8) (11)	First Lien Debt	S +	4.75%	9.11%	07/24/2031	33,937	33,615	33,937	1.04
Vessco Midco Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.11%	07/24/2031	2,979	2,912	2,979	0.09
Vessco Midco Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.11%	07/24/2031	—	(35)	—	—
								89,630	91,400	2.79
Pharmaceuticals
Caerus US 1, Inc.	(6) (9) (11) (15)	First Lien Debt	S +	5.00%	9.33%	05/25/2029	40,811	40,159	39,566	1.21
Caerus US 1, Inc.	(6) (11) (15)	First Lien Debt	S +	5.00%	9.33%	05/25/2029	5,972	5,870	5,790	0.18
Caerus US 1, Inc.	(6) (11) (15) (19)	First Lien Debt	S +	5.00%	9.33%	05/25/2029	328	264	194	0.01

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
								46,293	45,550	1.39
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(6) (7) (10)	First Lien Debt	S +	6.25%	11.17%	03/10/2027	3,913	3,768	3,913	0.12
Abacus Data Holdings, Inc. (AbacusNext)	(6) (10) (19)	First Lien Debt	S +	6.25%	11.17%	03/10/2027	—	(22)	—	—
Accordion Partners, LLC	(6) (11)	First Lien Debt	S +	5.25%	9.58%	11/17/2031	53,217	52,692	52,692	1.61
Accordion Partners, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.58%	11/17/2031	—	(43)	(44)	0.00
Accordion Partners, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.58%	11/17/2031	—	(58)	(58)	0.00
Ascend Partner Services, LLC	(6) (11)	First Lien Debt	S +	4.50%	8.86%	08/11/2031	1,306	1,294	1,306	0.04
Ascend Partner Services, LLC	(6) (11) (19)	First Lien Debt	S +	4.50%	8.86%	08/11/2031	—	(11)	—	—
Ascend Partner Services, LLC	(6) (11) (19)	First Lien Debt	S +	4.50%	8.86%	08/11/2031	269	265	269	0.01
Bridgepointe Technologies, LLC	(6) (10)	First Lien Debt	S +	5.00%	9.33%	12/31/2027	18,669	18,290	18,527	0.57
Bridgepointe Technologies, LLC	(6) (10) (19)	First Lien Debt	S +	5.00%	9.33%	12/31/2027	24,133	23,614	23,919	0.73
Bullhorn, Inc.	(6) (10)	First Lien Debt	S +	5.00%	9.36%	10/01/2029	3,429	3,406	3,429	0.10
Bullhorn, Inc.	(6) (10)	First Lien Debt	S +	5.00%	9.36%	10/01/2029	3,944	3,924	3,944	0.12
Bullhorn, Inc.	(6) (10) (19)	First Lien Debt	S +	5.00%	9.36%	10/01/2029	—	(2)	—	—
Carr, Riggs and Ingram Capital, LLC	(6) (7) (12)	First Lien Debt	S +	4.75%	9.24%	11/18/2031	14,663	14,518	14,518	0.44
Carr, Riggs and Ingram Capital, LLC	(6) (12) (19)	First Lien Debt	S +	4.75%	9.24%	11/18/2031	—	(37)	(37)	0.00
Carr, Riggs and Ingram Capital, LLC	(6) (12) (19)	First Lien Debt	S +	4.75%	9.24%	11/18/2031	425	392	392	0.01
Citrin Cooperman Advisors, LLC	(6) (11)	First Lien Debt	S +	5.00%	9.30%	10/01/2027	8,604	8,543	8,604	0.26
Citrin Cooperman Advisors, LLC	(6) (11) (19)	First Lien Debt	S +	5.00%	9.30%	10/01/2027	14,518	14,476	14,518	0.44
ComPsych Investment Corp.	(6) (8) (11)	First Lien Debt	S +	4.75%	9.38%	07/22/2031	16,302	16,224	16,302	0.50
ComPsych Investment Corp.	(6) (11) (19)	First Lien Debt	S +	4.75%	9.38%	07/22/2031	—	(11)	—	—
CoreLogic, Inc.	(12)	First Lien Debt	S +	3.50%	7.97%	06/02/2028	4,987	4,975	4,918	0.15
Crisis Prevention Institute, Inc.	(6) (12)	First Lien Debt	S +	4.00%	8.39%	04/09/2031	18,000	17,916	18,000	0.55
Deerfield Dakota Holding, LLC	(10)	First Lien Debt	S +	3.75%	8.08%	04/09/2027	4,848	4,860	4,733	0.14
EAB Global, Inc.		First Lien Debt	S +	3.25%	7.61%	08/16/2028	3,960	3,958	3,969	0.12
Employbridge Holding Company	(11)	First Lien Debt	S +	4.75%	9.62%	07/19/2028	2,425	2,425	1,574	0.05
GPS Merger Sub, LLC	(6) (8) (10)	First Lien Debt	S +	6.00%	10.36%	10/02/2029	15,949	15,720	15,920	0.49

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
GPS Merger Sub, LLC	(6) (10) (19)	First Lien Debt	S +	6.00%	10.36%	10/02/2029	—	(27)	—	—
GPS Merger Sub, LLC	(6) (10) (19)	First Lien Debt	S +	6.00%	10.36%	10/02/2029	—	(39)	—	—
IG Investment Holdings, LLC	(6) (8) (11)	First Lien Debt	S +	5.00%	9.57%	09/22/2028	33,262	32,942	32,942	1.01
IG Investment Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	5.00%	9.57%	09/22/2028	—	(36)	(36)	0.00
KENG Acquisition, Inc.	(6) (7) (8) (10)	First Lien Debt	S +	5.00%	9.36%	08/01/2029	11,035	10,813	10,981	0.34
KENG Acquisition, Inc.	(6) (10) (19)	First Lien Debt	S +	5.00%	9.36%	08/01/2029	3,758	3,623	3,708	0.11
KENG Acquisition, Inc.	(6) (10) (19)	First Lien Debt	S +	5.00%	9.36%	08/01/2029	—	(57)	(15)	0.00
KWOR Acquisition, Inc.	(6) (7) (8) (17)	First Lien Debt	P +	4.25%	11.75%	12/22/2028	23,644	23,319	17,362	0.53
KWOR Acquisition, Inc.	(6) (17)	First Lien Debt	P +	4.25%	11.75%	12/22/2028	4,624	4,554	3,396	0.10
KWOR Acquisition, Inc.	(6) (17)	First Lien Debt	P +	4.25%	11.75%	12/22/2027	1,098	1,087	806	0.02
Mermaid Bidco, Inc.	(14)	First Lien Debt	S +	3.25%	7.80%	07/03/2031	4,000	4,015	4,018	0.12
Project Boost Purchaser, LLC	(6) (8) (11)	First Lien Debt	S +	5.25%	9.76%	05/02/2029	12,023	11,940	12,023	0.37
Project Boost Purchaser, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.76%	05/02/2028	377	372	377	0.01
Tidal Waste & Recycling Holdings, LLC	(14)	First Lien Debt	S +	3.50%	7.83%	10/24/2031	2,000	2,007	2,011	0.06
UHY Advisors, Inc.	(6) (9) (11)	First Lien Debt	S +	4.75%	9.26%	11/21/2031	7,727	7,651	7,651	0.23
UHY Advisors, Inc.	(6) (11) (19)	First Lien Debt	S +	4.75%	9.26%	11/21/2031	—	(38)	(38)	0.00
UHY Advisors, Inc.	(6) (11) (19)	First Lien Debt	S +	4.75%	9.26%	11/21/2031	—	(20)	(20)	0.00
Verdantas, LLC	(6) (11)	First Lien Debt	S +	5.00%	9.45%	05/06/2031	33,091	32,628	32,757	1.00
Verdantas, LLC	(6) (11) (19)	First Lien Debt	S +	5.00%	9.45%	05/06/2031	1,398	1,350	1,359	0.04
Verdantas, LLC	(6) (11) (19)	First Lien Debt	S +	5.00%	9.45%	05/06/2030	—	(47)	(36)	0.00
								347,113	340,554	10.41
Real Estate Management & Development
Associations, Inc.	(6) (10)	First Lien Debt	S +	6.50%	11.32%	07/03/2028	10,893	10,884	10,893	0.33
Associations, Inc.	(6) (10) (19)	First Lien Debt	S +	6.50%	11.32%	07/03/2028	141	141	141	0.00
Associations, Inc.	(6) (10) (19)	First Lien Debt	S +	6.50%	11.32%	07/03/2028	339	338	339	0.01
MRI Software, LLC	(6) (10)	First Lien Debt	S +	4.75%	9.08%	02/10/2027	68,783	68,620	68,735	2.10
MRI Software, LLC	(6) (10) (19)	First Lien Debt	S +	4.75%	9.08%	02/10/2027	716	673	713	0.02
MRI Software, LLC	(6) (10) (19)	First Lien Debt	S +	4.75%	9.08%	02/10/2027	304	279	301	0.01

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
Pritchard Industries, LLC	(6) (7) (11)	First Lien Debt	S +	5.75%	10.29%	10/13/2027	10,721	10,579	10,593	0.32
Pritchard Industries, LLC	(6) (11)	First Lien Debt	S +	5.75%	10.29%	10/13/2027	2,563	2,529	2,533	0.08
Zarya Intermediate, LLC	(6) (10) (15)	First Lien Debt	S +	6.50%	11.01%	07/01/2027	38,869	38,832	38,830	1.19
Zarya Intermediate, LLC	(6) (10) (15) (19)	First Lien Debt	S +	6.50%	11.01%	07/01/2027	—	—	(4)	0.00
								132,875	133,074	4.07
Software
Alert Media, Inc.	(6) (10)	First Lien Debt	S +	6.75% (incl 5.75% PIK)	11.08%	04/12/2027	22,079	21,731	21,756	0.67
Alert Media, Inc.	(6) (10)	First Lien Debt	S +	6.75% (incl 5.75% PIK)	11.08%	04/12/2027	10,000	9,817	9,833	0.30
Alert Media, Inc.	(6) (10) (19)	First Lien Debt	S +	6.75% (incl 5.75% PIK)	11.08%	04/12/2027	—	(45)	(44)	0.00
Anaplan, Inc.	(6) (7) (9) (11)	First Lien Debt	S +	5.25%	9.58%	06/21/2029	80,774	79,876	80,475	2.46
Appfire Technologies, LLC	(6) (7) (10)	First Lien Debt	S +	5.00%	9.33%	03/09/2028	12,956	12,914	12,956	0.40
Appfire Technologies, LLC	(6) (10) (19)	First Lien Debt	S +	5.00%	9.33%	03/09/2028	—	(27)	—	—
Appfire Technologies, LLC	(6) (10) (19)	First Lien Debt	S +	5.00%	9.33%	03/09/2028	45	39	45	0.00
Apryse Software Corp.	(6) (7) (10) (15)	First Lien Debt	S +	5.00%	9.59%	07/15/2027	13,897	13,897	13,880	0.42
Applied Systems, Inc.		First Lien Debt	S +	3.00%	7.33%	02/24/2031	3,980	3,998	4,016	0.12
Artifact Bidco, Inc.	(6) (12)	First Lien Debt	S +	4.50%	8.83%	07/01/2031	21,837	21,629	21,837	0.67
Artifact Bidco, Inc.	(6) (12) (19)	First Lien Debt	S +	4.50%	8.83%	07/01/2031	—	(25)	—	—
Artifact Bidco, Inc.	(6) (12) (19)	First Lien Debt	S +	4.50%	8.83%	07/01/2030	—	(35)	—	—
Astra Acquisition Corp.	(12)	First Lien Debt	S +	5.25%	10.20%	02/25/2028	846	759	550	0.02
Astra Acquisition Corp.	(12)	First Lien Debt	S +	5.25%	10.20%	10/25/2028	1,186	656	59	0.00
AuditBoard, Inc.	(6) (8) (10)	First Lien Debt	S +	4.75%	9.08%	07/14/2031	34,200	33,875	34,200	1.05
AuditBoard, Inc.	(6) (10) (19)	First Lien Debt	S +	4.75%	9.08%	07/14/2031	—	(76)	—	—
AuditBoard, Inc.	(6) (10) (19)	First Lien Debt	S +	4.75%	9.08%	07/14/2031	—	(61)	—	—
Bottomline Technologies, Inc.	(6) (11)	First Lien Debt	S +	5.75%	10.32%	05/14/2029	23,763	23,424	23,763	0.73
Bottomline Technologies, Inc.	(6) (11) (19)	First Lien Debt	S +	5.75%	10.32%	05/15/2028	—	(19)	—	—
Central Parent, Inc.	(14)	First Lien Debt	S +	3.25%	7.58%	07/06/2029	3,990	3,995	3,931	0.12
CLEO Communications Holding, LLC	(6) (7) (10)	First Lien Debt	S +	5.50%	9.96%	06/09/2027	17,013	16,898	17,013	0.52

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
CLEO Communications Holding, LLC	(6) (10) (19)	First Lien Debt	S +	5.50%	9.96%	06/09/2027	—	(36)	—	—
Cloud Software Group, Inc.	(12)	First Lien Debt	S +	3.50%	7.83%	03/30/2029	4,442	4,424	4,452	0.14
Cloudera, Inc.	(12)	First Lien Debt	S +	3.75%	8.21%	10/08/2028	5,431	5,400	5,409	0.17
Clover Holdings 2, LLC	(14)	First Lien Debt	S +	4.00%	8.43%	12/09/2031	5,000	4,994	5,050	0.15
Clover Holdings SPV III, LLC		First Lien Debt			15.00%	12/18/2027	281	276	282	0.01
Coupa Holdings, LLC	(6) (9) (11)	First Lien Debt	S +	5.50%	10.09%	02/27/2030	20,922	20,504	20,828	0.64
Coupa Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	5.50%	10.09%	02/27/2030	—	(7)	(4)	0.00
Coupa Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	5.50%	10.09%	02/27/2029	—	(10)	(3)	0.00
Cyara AcquisitionCo, LLC	(6) (10)	First Lien Debt	S +	6.25% (incl. 2.25% PIK)	10.85%	06/28/2029	62,363	61,099	62,363	1.91
Cyara AcquisitionCo, LLC	(6) (10) (19)	First Lien Debt	S +	6.25% (incl. 2.25% PIK)	10.85%	06/28/2029	—	(78)	—	—
Diligent Corporation	(6) (11)	First Lien Debt	S +	5.00%	10.09%	08/02/2030	73,157	72,652	73,157	2.24
Diligent Corporation	(6) (11) (19)	First Lien Debt	S +	5.00%	10.09%	08/02/2030	—	(72)	—	—
Diligent Corporation	(6) (11) (19)	First Lien Debt	S +	5.00%	10.09%	08/02/2030	—	(48)	—	—
E-Discovery AcquireCo, LLC	(6) (10)	First Lien Debt	S +	6.25%	10.70%	08/29/2029	36,747	36,045	36,600	1.12
E-Discovery AcquireCo, LLC	(6) (10) (19)	First Lien Debt	S +	6.25%	10.70%	08/29/2029	—	(70)	(17)	0.00
ECI Macola Max Holding, LLC	(11)	First Lien Debt	S +	3.25%	7.58%	05/09/2030	4,850	4,855	4,891	0.15
Epicor Software Corporation	(11)	First Lien Debt	S +	2.75%	7.11%	05/30/2031	5,169	5,184	5,203	0.16
Everbridge Holdings, LLC	(6) (8) (11)	First Lien Debt	S +	5.00%	9.59%	07/02/2031	64,438	64,133	64,438	1.97
Everbridge Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	5.00%	9.59%	07/02/2031	7,157	7,098	7,157	0.22
Everbridge Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	5.00%	9.59%	07/02/2031	—	(34)	—	—
Formstack Acquisition Co	(6) (10)	First Lien Debt	S +	5.25%	9.58%	03/28/2030	58,218	57,441	57,852	1.77
Formstack Acquisition Co	(6) (10) (19)	First Lien Debt	S +	5.25%	9.58%	03/28/2030	5,817	5,623	5,671	0.17
Formstack Acquisition Co	(6) (10) (19)	First Lien Debt	S +	5.25%	9.58%	03/28/2030	1,169	1,018	1,095	0.03
Fullsteam Operations, LLC	(6) (7) (10)	First Lien Debt	S +	8.25%	12.91%	11/27/2029	19,976	19,462	19,976	0.61
Fullsteam Operations, LLC	(6) (10) (19)	First Lien Debt	S +	8.25%	12.91%	11/27/2029	12,137	11,645	12,137	0.37
Fullsteam Operations, LLC	(6) (10) (19)	First Lien Debt	S +	8.25%	12.91%	11/27/2029	—	(27)	—	—
GoTo Group, Inc.		First Lien Debt	S +	4.75%	9.30%	04/28/2028	4,797	4,118	3,357	0.10

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
Granicus, Inc.	(6) (7) (9) (11)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.34%	01/17/2031	62,718	62,185	62,718	1.92
Granicus, Inc.	(6) (11) (19)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.34%	01/17/2031	12,873	12,788	12,871	0.39
Granicus, Inc.	(6) (11) (19)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.34%	01/17/2031	—	(74)	—	—
GS AcquisitionCo, Inc.	(6) (7) (10)	First Lien Debt	S +	5.25%	9.58%	05/25/2028	62,556	62,364	62,556	1.91
GS AcquisitionCo, Inc.	(6) (11) (19)	First Lien Debt	S +	5.25%	9.58%	05/25/2028	863	854	863	0.03
GS AcquisitionCo, Inc.	(6) (10) (19)	First Lien Debt	S +	5.25%	9.58%	05/25/2028	—	(20)	—	—
Hootsuite, Inc.	(6) (15)	First Lien Debt	S +	5.50%	9.83%	05/22/2030	18,806	18,545	18,640	0.57
Hootsuite, Inc.	(6) (15) (19)	First Lien Debt	S +	5.50%	9.83%	05/22/2030	—	(28)	(18)	0.00
Icefall Parent, Inc.	(6) (7) (10)	First Lien Debt	S +	6.50%	10.86%	01/25/2030	25,949	25,490	25,541	0.78
Icefall Parent, Inc.	(6) (10) (19)	First Lien Debt	S +	6.50%	10.86%	01/25/2030	—	(42)	(39)	0.00
Ivanti Software, Inc.	(12)	First Lien Debt	S +	4.25%	9.12%	12/01/2027	2,431	2,433	1,665	0.05
Kaseya, Inc.	(6) (9) (11)	First Lien Debt	S +	5.50%	10.09%	06/25/2029	52,656	52,105	52,656	1.61
Kaseya, Inc.	(6) (11)	First Lien Debt	S +	5.50%	10.09%	06/25/2029	808	788	807	0.02
Kaseya, Inc.	(6) (11) (19)	First Lien Debt	S +	5.50%	10.09%	06/25/2029	795	765	795	0.02
LegitScript, LLC	(6) (7) (8) (11)	First Lien Debt	S +	5.75%	10.11%	06/24/2029	36,984	36,516	36,984	1.13
LegitScript, LLC	(6) (11)	First Lien Debt	S +	5.75%	10.11%	06/24/2029	978	966	978	0.03
LegitScript, LLC	(6) (11) (19)	First Lien Debt	S +	5.75%	10.11%	06/24/2028	1,875	1,815	1,875	0.06
LogRhythm, Inc.	(6) (10)	First Lien Debt	S +	7.50%	11.86%	07/02/2029	6,818	6,629	6,694	0.20
LogRhythm, Inc.	(6) (10) (19)	First Lien Debt	S +	7.50%	11.86%	07/02/2029	—	(18)	(12)	(0.00)
Magenta Buyer, LLC	(11)	First Lien Debt	S +	5.00%	9.85%	07/27/2028	4,875	4,863	1,462	0.04
McAfee, LLC		First Lien Debt	S +	3.00%	7.37%	03/01/2029	4,975	4,975	4,974	0.15
Mediaocean, LLC	(12) (14)	First Lien Debt	S +	3.50%	7.96%	12/15/2028	3,940	3,947	3,950	0.12
Montana Buyer, Inc.	(6) (7) (8) (11)	First Lien Debt	S +	5.00%	9.36%	07/22/2029	32,204	31,818	32,204	0.98
Montana Buyer, Inc.	(6) (19)	First Lien Debt	P +	4.00%	11.50%	07/22/2028	636	600	636	0.02
Nasuni Corporation	(6) (7) (11)	First Lien Debt	S +	5.75%	10.18%	09/10/2030	21,552	21,241	21,552	0.66
Nasuni Corporation	(6) (11) (19)	First Lien Debt	S +	5.75%	10.18%	09/10/2030	—	(64)	—	—
Netwrix Corporation And Concept Searching, Inc.	(6) (7) (8) (11)	First Lien Debt	S +	4.75%	9.26%	06/11/2029	25,305	25,139	25,143	0.77

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
Netwrix Corporation And Concept Searching, Inc.	(6) (11) (19)	First Lien Debt	S +	4.75%	9.26%	06/11/2029	—	(10)	(10)	0.00
Oak Purchaser, Inc.	(6) (7) (11)	First Lien Debt	S +	5.50%	9.83%	04/28/2028	11,724	11,622	11,623	0.36
Oak Purchaser, Inc.	(6) (11) (19)	First Lien Debt	S +	5.50%	9.83%	04/28/2028	6,791	6,711	6,699	0.20
Oak Purchaser, Inc.	(6) (11) (19)	First Lien Debt	S +	5.50%	9.83%	04/28/2028	—	(8)	(11)	0.00
Optimizely North America, Inc.	(6) (11) (15)	First Lien Debt	S +	5.00%	9.36%	10/30/2031	18,101	17,923	17,923	0.55
Optimizely North America, Inc.	(6) (11) (15)	First Lien Debt	E +	5.25%	8.11%	10/30/2031	€6,663	7,167	6,832	0.21
Optimizely North America, Inc.	(6) (11) (15)	First Lien Debt	SA +	5.50%	10.20%	10/30/2031	£2,221	2,861	2,754	0.08
Optimizely North America, Inc.	(6) (11) (15) (19)	First Lien Debt	S +	5.00%	9.36%	10/30/2031	—	(26)	(26)	0.00
PDFTron Systems, Inc.	(6) (10) (15) (19)	First Lien Debt	S +	5.00%	9.52%	07/15/2026	1,100	1,100	1,096	0.03
Polaris Newco, LLC	(12)	First Lien Debt	S +	4.00%	8.85%	06/02/2028	4,850	4,861	4,855	0.15
Pound Bidco, Inc.	(6) (7) (10) (15)	First Lien Debt	S +	6.00%	10.86%	02/01/2027	3,743	3,742	3,733	0.11
Pound Bidco, Inc.	(6) (10) (15) (19)	First Lien Debt	S +	6.00%	10.86%	02/01/2027	89	89	88	0.00
Pound Bidco, Inc.	(6) (10) (15) (19)	First Lien Debt	S +	6.00%	10.86%	02/01/2027	—	—	(1)	0.00
Project Leopard Holdings, Inc.	(7) (8) (12) (15)	First Lien Debt	S +	5.25%	9.94%	07/20/2029	22,854	21,662	20,397	0.62
Proofpoint, Inc.	(12)	First Lien Debt	S +	3.00%	7.36%	08/31/2028	7,041	7,035	7,070	0.22
Quartz Acquireco, LLC		First Lien Debt	S +	2.75%	7.08%	06/28/2030	4,950	4,961	4,981	0.15
Quest Software US Holdings, Inc.		First Lien Debt	P +	3.25%	10.75%	02/01/2029	3,910	3,892	2,476	0.08
Red Planet Borrower, LLC	(12)	First Lien Debt	S +	3.50%	7.96%	10/02/2028	4,850	4,859	4,762	0.15
Reorganized Mobileum Acquisition Co, LLC	(6) (10)	First Lien Debt	S +	6.00% (incl. 5.00% PIK)	10.45%	09/11/2029	4,796	4,796	4,796	0.15
Revalize, Inc.	(6) (10)	First Lien Debt	S +	5.75%	10.49%	04/15/2027	14,327	13,816	13,354	0.41
Revalize, Inc.	(6) (10) (19)	First Lien Debt	S +	5.75%	10.49%	04/15/2027	566	559	513	0.02
Riskonnect Parent, LLC	(6) (7) (9) (11)	First Lien Debt	S +	5.25%	9.55%	12/07/2028	30,600	30,116	30,367	0.93
Riskonnect Parent, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.55%	12/07/2028	23,549	23,108	23,329	0.71
Riskonnect Parent, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.55%	12/07/2028	—	(70)	(34)	0.00
Runway Bidco, LLC	(6) (7) (12)	First Lien Debt	S +	5.00%	9.33%	12/17/2031	18,054	17,875	17,875	0.55
Runway Bidco, LLC	(6) (12) (19)	First Lien Debt	S +	5.00%	9.33%	12/17/2031	—	(22)	(22)	0.00
Runway Bidco, LLC	(6) (12) (19)	First Lien Debt	S +	5.00%	9.33%	12/17/2031	—	(22)	(22)	0.00

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
Securonix, Inc.	(6) (7) (8) (11)	First Lien Debt	S +	7.00% (incl. 3.75% PIK)	12.34%	04/05/2028	30,014	29,269	27,358	0.84
Securonix, Inc.	(6) (11) (19)	First Lien Debt	S +	7.00% (incl. 3.75% PIK)	12.34%	04/05/2028	122	(5)	(356)	(0.01)
Sophia, L.P.	(12)	First Lien Debt	S +	3.00%	7.36%	10/09/2029	4,339	4,337	4,364	0.13
Trunk Acquisition, Inc.	(6) (7) (8) (10)	First Lien Debt	S +	6.00%	10.48%	02/19/2030	11,086	11,026	11,028	0.34
Trunk Acquisition, Inc.	(6) (7) (10)	First Lien Debt	S +	6.00%	10.48%	02/19/2030	2,156	2,134	2,134	0.07
Trunk Acquisition, Inc.	(6) (10) (19)	First Lien Debt	S +	6.00%	10.48%	02/19/2030	—	(11)	(11)	0.00
Trunk Acquisition, Inc.	(6) (10) (19)	First Lien Debt	S +	6.00%	10.48%	02/19/2026	—	(4)	(6)	0.00
UKG, Inc.		First Lien Debt	S +	3.00%	7.33%	02/10/2031	4,975	4,986	5,007	0.15
Veritas US, Inc.		First Lien Debt	P +	11.50%	19.25%	12/09/2029	842	840	837	0.03
Vision Solutions, Inc.	(12)	First Lien Debt	S +	4.00%	8.85%	04/24/2028	4,850	4,849	4,767	0.15
								1,251,407	1,250,178	38.22
Specialty Retail
Les Schwab Tire Centers	(12)	First Lien Debt	S +	3.00%	7.36%	04/23/2031	6,847	6,853	6,875	0.21
Textiles, Apparel & Luxury Goods
Varsity Brands, Inc.	(14)	First Lien Debt	S +	3.75%	8.27%	08/26/2031	3,000	3,011	3,001	0.09
Trading Companies & Distributors
Spin Holdco, Inc.	(11)	First Lien Debt	S +	4.00%	8.71%	03/04/2028	4,849	4,856	4,072	0.12
White Cap Buyer, LLC		First Lien Debt	S +	3.25%	7.61%	10/19/2029	2,444	2,446	2,446	0.07
								7,302	6,518	0.20
Transportation Infrastructure
Brown Group Holding, LLC	(12)	First Lien Debt	S +	2.50%	7.00%	07/01/2031	4,975	4,981	4,986	0.15
KKR Apple Bidco, LLC	(12)	First Lien Debt	S +	2.75%	7.22%	09/22/2028	4,850	4,846	4,872	0.15
								9,827	9,858	0.30
Wireless Telecommunication Services
CCI Buyer, Inc.	(11)	First Lien Debt	S +	4.00%	8.33%	12/17/2027	4,889	4,852	4,887	0.15
Mobile Communications America, Inc.	(6) (7) (8) (10)	First Lien Debt	S +	5.25%	9.78%	10/16/2029	13,514	13,346	13,514	0.41

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
Mobile Communications America, Inc.	(6) (10) (19)	First Lien Debt	S +	5.25%	9.78%	10/16/2029	840	808	840	0.03
Mobile Communications America, Inc.	(6) (10) (19)	First Lien Debt	S +	5.25%	9.78%	10/16/2029	550	525	550	0.02
								19,531	19,791	0.61
Total Debt Investments								$6,045,815	$6,020,987	184.06%

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares (4)	Cost (5)	Fair	Percentage of Net Assets
Equity Investments
Aerospace & Defense
PCX Holding Corp.	(6) (16) (18)	Common Equity		07/15/2024	1,154	$92	$79	0.00%
Automobile Components
Shelby Co-invest, LP (Spectrum Automotive)	(6) (16) (18)	Common Equity		07/15/2024	1,500	228	258	0.01
Wheel Pros, LLC	(16) (18)	Common Equity		12/02/2024	10,032	1,655	1,655	0.05
						1,883	1,913	0.06
Commercial Services & Supplies
Encore Holdings, LLC	(6) (16) (18)	Common Equity		07/15/2024	602	194	221	0.01
Procure Acquiom Financial, LLC (Procure Analytics)	(6) (16) (18)	Common Equity		07/15/2024	500,000	625	735	0.02
Surewerx Topco, LP	(6) (15) (16) (18)	Common Equity		12/28/2022	384	413	512	0.02
						1,232	1,468	0.04
Containers & Packaging
BP Purchaser, LLC	(6) (16) (18)	Common Equity		07/15/2024	1,383,156	878	659	0.02
BP Purchaser, LLC Rights	(6) (16) (18)	Common Equity		07/15/2024	1,666,989	76	83	0.00
FORTIS Solutions Group, LLC	(6) (16)	Preferred Equity	12.25%	06/24/2022	4,000,000	5,064	3,920	0.12
						6,018	4,662	0.14
Distributors
48Forty Solutions, LLC	(6) (7) (9) (16) (18)	Common Equity		11/01/2024	7,205	—	—	—
Diversified Consumer Services

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares (4)	Cost (5)	Fair	Percentage of Net Assets
Eclipse Topco, Inc.	(6) (16)	Preferred Equity	12.50% PIK	09/05/2024	310	3,048	3,036	0.09
LUV Car Wash	(6) (16) (18)	Common Equity		12/06/2022	1,383	1,331	933	0.03
						4,379	3,969	0.12
Electrical Equipment
Sparkstone Electrical Group	(6) (16) (18)	Common Equity		10/15/2024	1,500	150	150	0.00
Health Care Providers & Services
SDB Holdco, LLC	(6) (16) (18)	Common Equity		03/29/2024	14,561,479	—	—	—
Suveto Buyer, LLC	(6) (15) (16) (18)	Common Equity		07/15/2024	3,398	306	330	0.01
Vardiman Black Holdings, LLC	(6) (16)	Preferred Equity	6.00% PIK	03/29/2024	7,065,190	4,798	2,462	0.08
						5,104	2,792	0.09
Insurance Services
Amerilife Holdings, LLC	(6) (16) (18)	Common Equity		09/01/2022	9,880	273	590	0.02
Frisbee Holdings, LP (Fetch)	(6) (16) (18)	Common Equity		10/31/2022	33,276	424	535	0.02
Integrity Marketing Acquisition, LLC	(6) (16)	Preferred Equity	10.50%	07/15/2024	750,000	1,013	998	0.03
						1,710	2,123	0.06
IT Services
CSC Thrive Holdings, LP (Thrive Networks)	(6) (16) (18)	Common Equity		07/15/2024	54,103	282	361	0.01
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(6) (16) (18)	Common Equity		07/15/2024	21,459	332	286	0.01
Verdantas, LLC	(6) (16) (18)	Common Equity		05/03/2024	8,848	9	11	0.00

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Acquisition Date	Par Amount/ Shares (4)	Cost (5)	Fair	Percentage of Net Assets
Verdantas, LLC	(6) (16)	Preferred Equity	10.00%		05/03/2024	875,952	936	1,060	0.03
							1,277	1,357	0.04
Real Estate Management & Development
Pritchard Industries, LLC	(6) (16) (18)	Common Equity			10/13/2021	332,248	352	312	0.01
Software
Cohesity Global, Inc.	(16)	Preferred Equity			12/09/2024	18,617	382	382	0.01
Fullsteam Operations, LLC	(6) (16) (18)	Common Equity			11/27/2023	45,080	1,520	3,630	0.11
Knockout Intermediate Holdings I, Inc.	(6) (16)	Preferred Equity	11.75%		06/25/2022	9,990	13,135	13,549	0.41
Reorganized Mobileum Grandparent, LLC	(6) (16) (18)	Common Equity			09/12/2024	234,896	—	—	—
Revalize, Inc.	(6) (16)	Preferred Equity	S +	10.00%	12/14/2021	2,951	4,076	4,281	0.13
Reveal Data Solutions	(6) (16) (18)	Common Equity			08/29/2023	861,539	1,122	1,413	0.04
RSK Holdings, Inc. (Riskonnect)	(6) (16)	Preferred Equity	S +	10.50%	07/07/2022	10,679,200	15,031	15,591	0.48
							35,266	38,846	1.19
Total Equity Investments							$57,745	$58,032	1.77%
Total Portfolio Investments							$6,103,560	$6,079,019	185.84%

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share amounts)

Investments non - controlled/non - affiliated
Cash and Cash Equivalents
J.P. Morgan US Government Money Market Fund	$58,216	$58,216	1.78%
Cash	159,788	159,788	4.88
Total Cash and Cash Equivalents	$218,004	$218,004	6.66%
Total Portfolio Investments, Cash and Cash Equivalents	$6,321,564	$6,297,023	192.5%

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share amounts)

Interest Rate Swaps(a)(b)
Counterparty	Hedged Instrument	Company Receives	Company Pays		Maturity Date	Notional Amount	Fair Value	Upfront Payments / Receipts	Change in Unrealized Appreciation (Depreciation)
SMBC Capital Markets, Inc.	Series A 2026 Notes	8.10%	S +	4.34%	03/16/2026	$204,000	$(1,086)	$—	$(1,086)
SMBC Capital Markets, Inc.	Series A 2028 Notes	8.13%	S +	4.56%	03/16/2028	146,000	(2,520)	—	(2,520)
SMBC Capital Markets, Inc.	Series B 2026 Notes	8.84%	S +	5.13%	08/10/2026	107,000	(827)	—	(827)
SMBC Capital Markets, Inc.	Series B 2028 Notes	8.88%	S +	5.30%	08/10/2028	128,000	(2,508)	—	(2,508)
SMBC Capital Markets, Inc.	Series C 2027 Notes	8.92%	S +	4.49%	03/01/2027	136,500	742	—	(1,724)
SMBC Capital Markets, Inc.	Series C 2029 Notes	9.07%	S +	4.77%	03/01/2029	163,500	939	—	(4,145)
MUFG Bank, Ltd.	Series D 2027 Notes	6.84%	S +	3.10%	08/05/2027	100,000	(860)	—	(860)
MUFG Bank, Ltd.	Series D 2029 Notes	6.91%	S +	3.385%	08/05/2029	200,000	(3,864)	—	(3,864)
						$1,185,000	$(9,984)	$—	$(17,534)

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
(3)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either CORRA ("C") or EURIBOR ("E"), or SOFR ("S") or SONIA ("SA") or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P"), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2024. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2024. As of December 31, 2024, the reference rates for our variable rate loans were the C at 3.32%, 1-month E at 2.85%, 1-month S at 4.33%, 3-month S at 4.31%, 6-month S at 4.25%,SA at 4.70% and the P at 7.50%.
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

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Formstack Acquisition Co	Delayed Draw Term Loan	03/30/2026	17,485	(110)
Formstack Acquisition Co	Revolver	03/28/2030	10,519	(66)
Foundation Risk Partners Corp.	Revolver	10/29/2029	4,283	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	08/25/2025	16,967	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	02/23/2026	3,352	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	05/01/2026	10,125	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	06/30/2026	1,125	0
Fullsteam Operations, LLC	Revolver	11/27/2029	1,118	—
GC Waves Holdings, Inc.	Delayed Draw Term Loan	10/04/2026	17,742	(135)
GC Waves Holdings, Inc.	Revolver	10/04/2030	1,723	(13)
GI DI Cornfield Acquisition, LLC	Delayed Draw Term Loan	05/31/2026	16,333	(158)
GPS Merger Sub, LLC	Delayed Draw Term Loan	10/02/2026	3,668	—
GPS Merger Sub, LLC	Revolver	10/02/2029	2,934	—
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	03/26/2026	3,028	—
GS AcquisitionCo, Inc.	Revolver	05/25/2028	5,318	—
Galway Borrower, LLC	Delayed Draw Term Loan	02/06/2026	4,235	—
Galway Borrower, LLC	Revolver	09/29/2028	3,265	—
Gateway US Holdings, Inc.	Delayed Draw Term Loan	11/14/2026	1,300	(13)
Gateway US Holdings, Inc.	Revolver	09/22/2028	484	—
Granicus, Inc.	Delayed Draw Term Loan	01/17/2026	1,383	(2)
Granicus, Inc.	Revolver	01/17/2031	8,771	—
GraphPad Software, LLC	Delayed Draw Term Loan	06/28/2026	10,055	—
GraphPad Software, LLC	Revolver	06/30/2031	4,190	—
Ground Penetrating Radar Systems, LLC	Delayed Draw Term Loan	04/02/2027	5,302	—
Ground Penetrating Radar Systems, LLC	Revolver	04/02/2031	1,563	—
HSI Halo Acquisition, Inc.	Delayed Draw Term Loan	06/28/2026	3,759	—
HSI Halo Acquisition, Inc.	Revolver	06/28/2030	3,031	—
Heartland Veterinary Partners, LLC	Revolver	12/10/2026	1,298	—
Helios Service Partners, LLC	Delayed Draw Term Loan	02/10/2025	10,016	(70)

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Helios Service Partners, LLC	Revolver	03/19/2027	4,053	(1)
Hercules Borrower, LLC	Delayed Draw Term Loan	04/05/2026	29,963	(96)
Hercules Borrower, LLC	Delayed Draw Term Loan	04/17/2025	2,176	(670)
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	03/27/2026	16,321	(70)
High Street Buyer, Inc.	Delayed Draw Term Loan	02/04/2025	802	—
High Street Buyer, Inc.	Delayed Draw Term Loan	03/11/2026	21,972	(73)
High Street Buyer, Inc.	Revolver	04/16/2027	915	—
Hootsuite, Inc.	Revolver	05/22/2030	2,100	(18)
Hyland Software, Inc.	Revolver	09/19/2029	3,699	—
IG Investment Holdings, LLC	Revolver	09/22/2028	3,736	(36)
Icefall Parent, Inc.	Revolver	01/25/2030	2,471	(39)
Imagine 360, LLC	Delayed Draw Term Loan	09/20/2026	1,884	—
Imagine 360, LLC	Revolver	10/02/2028	1,166	—
Inszone Mid, LLC	Delayed Draw Term Loan	11/10/2025	3,386	—
Inszone Mid, LLC	Delayed Draw Term Loan	07/24/2026	10,025	—
Inszone Mid, LLC	Revolver	11/12/2029	3,308	—
Integrity Marketing Acquisition, LLC	Revolver	08/25/2028	1,097	—
Invictus Buyer, LLC	Delayed Draw Term Loan	06/03/2026	2,531	(7)
Invictus Buyer, LLC	Revolver	06/03/2031	938	(3)
Iris Buyer, LLC	Delayed Draw Term Loan	04/02/2025	980	—
Iris Buyer, LLC	Revolver	10/02/2029	2,883	—
Jonathan Acquisition Company	Revolver	12/22/2025	1,579	—
KENG Acquisition, Inc.	Delayed Draw Term Loan	08/01/2025	4,659	(23)
KENG Acquisition, Inc.	Delayed Draw Term Loan	07/17/2026	1,912	(9)
KENG Acquisition, Inc.	Revolver	08/01/2029	3,040	(15)
Kaseya, Inc.	Delayed Draw Term Loan	06/23/2025	2,339	—
Kaseya, Inc.	Revolver	06/25/2029	2,358	—
LJ Avalon Holdings, LLC	Delayed Draw Term Loan	10/01/2025	1,890	—
LJ Avalon Holdings, LLC	Revolver	02/01/2029	486	—

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
LeadVenture, Inc.	Delayed Draw Term Loan	08/28/2026	2,196	(8)
LegitScript, LLC	Revolver	06/24/2028	3,984	—
Lightspeed Buyer, Inc.	Delayed Draw Term Loan	06/01/2025	1,041	—
Lightspeed Buyer, Inc.	Revolver	02/03/2027	279	—
LogRhythm, Inc.	Revolver	07/02/2029	682	(12)
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	08/29/2026	1,869	—
MAI Capital Management Intermediate, LLC	Revolver	08/29/2031	894	—
MHE Intermediate Holdings, LLC	Revolver	07/21/2027	857	—
MRI Software, LLC	Delayed Draw Term Loan	09/04/2026	6,786	(3)
MRI Software, LLC	Revolver	02/10/2027	5,176	(4)
Magneto Components Buyco, LLC	Delayed Draw Term Loan	06/05/2025	9,516	(65)
Magneto Components Buyco, LLC	Revolver	12/05/2029	7,930	(54)
Magnolia Wash Holdings	Revolver	07/14/2028	215	(20)
Mantech International CP	Delayed Draw Term Loan	06/14/2025	5,023	—
Mantech International CP	Revolver	09/14/2028	4,800	—
Mobile Communications America, Inc.	Delayed Draw Term Loan	10/16/2025	3,560	—
Mobile Communications America, Inc.	Revolver	10/16/2029	1,651	—
Model N, Inc.	Delayed Draw Term Loan	06/26/2026	5,429	—
Model N, Inc.	Revolver	06/27/2031	2,896	—
Montana Buyer, Inc.	Revolver	07/22/2028	3,074	—
NSi Holdings, Inc.	Delayed Draw Term Loan	11/15/2026	4,079	(19)
NSi Holdings, Inc.	Revolver	11/15/2031	4,079	(40)
Nasuni Corporation	Revolver	09/10/2030	4,490	—
Netwrix Corporation And Concept Searching, Inc.	Revolver	06/11/2029	1,579	(10)
Oak Purchaser, Inc.	Delayed Draw Term Loan	02/01/2025	3,903	(34)
Oak Purchaser, Inc.	Revolver	04/28/2028	1,241	(11)
Optimizely North America, Inc.	Revolver	10/30/2031	2,665	(26)
Orion Group Holdco, LLC	Delayed Draw Term Loan	04/29/2026	2,286	(16)
PDFTron Systems, Inc.	Revolver	07/15/2026	2,200	(3)

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
PDI TA Holdings, Inc.	Delayed Draw Term Loan	02/01/2026	3,789	(20)
PDI TA Holdings, Inc.	Revolver	02/03/2031	3,754	(20)
PMA Parent Holdings, LLC	Revolver	01/31/2031	240	(3)
PT Intermediate Holdings III, LLC	Delayed Draw Term Loan	04/08/2026	4,240	—
Pareto Health Intermediate Holdings, Inc.	Revolver	06/01/2029	10,788	—
Patriot Growth Insurance Services, LLC	Revolver	10/16/2028	234	—
Peter C. Foy & Associates Insurance Services, LLC	Delayed Draw Term Loan	04/23/2026	746	(3)
Peter C. Foy & Associates Insurance Services, LLC	Revolver	11/01/2027	532	—
Pound Bidco, Inc.	Delayed Draw Term Loan	04/24/2027	275	(1)
Pound Bidco, Inc.	Delayed Draw Term Loan	02/01/2027	10	—
Pound Bidco, Inc.	Revolver	02/01/2027	388	(1)
Procure Acquireco, Inc. (Procure Analytics)	Delayed Draw Term Loan	10/31/2026	1,005	(5)
Procure Acquireco, Inc. (Procure Analytics)	Revolver	12/20/2028	952	—
Project Accelerate Parent, LLC	Revolver	02/24/2031	4813	—
Project Boost Purchaser, LLC	Revolver	05/02/2028	586	—
Project Potter Buyer, LLC	Revolver	04/23/2026	885	—
Pye-Barker Fire & Safety, LLC	Delayed Draw Term Loan	05/24/2026	4,670	—
Pye-Barker Fire & Safety, LLC	Revolver	05/24/2030	2,197	—
RFS Opco, LLC	Revolver	04/04/2029	21,320	(83)
Randy's Holdings, Inc.	Delayed Draw Term Loan	11/01/2025	3,332	—
Randy's Holdings, Inc.	Revolver	11/01/2029	1,217	—
Raptor Merger Sub Debt, LLC	Revolver	04/01/2029	2,791	(9)
Raven Acquisition Holdings, LLC	Delayed Draw Term Loan	11/19/2026	333	1
Redwood Services Group, LLC	Delayed Draw Term Loan	02/05/2026	627	(4)
Revalize, Inc.	Revolver	04/15/2027	215	(15)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	03/30/2027	16,890	(46)
Ridge Trail US Bidco, Inc.	Revolver	03/31/2031	4,110	(11)
Riskonnect Parent, LLC	Delayed Draw Term Loan	03/01/2026	5,249	(40)
Riskonnect Parent, LLC	Revolver	12/07/2028	4,463	(34)

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

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Thrive Buyer, Inc. (Thrive Networks)	Revolver	01/22/2027	227	—
Tidi Legacy Products, Inc.	Delayed Draw Term Loan	06/19/2025	2,961	(5)
Tidi Legacy Products, Inc.	Revolver	12/19/2029	2,132	(4)
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2026	4,318	—
Transit Technologies, LLC	Revolver	08/20/2030	2,591	—
Trintech, Inc.	Revolver	07/25/2029	4,336	(63)
Triple Lift, Inc.	Revolver	05/05/2028	1,714	(73)
Trunk Acquisition, Inc.	Delayed Draw Term Loan	12/20/2026	2,193	(11)
Trunk Acquisition, Inc.	Revolver	02/19/2026	1,071	(6)
Two Six Labs, LLC	Delayed Draw Term Loan	10/09/2025	5,000	(14)
Two Six Labs, LLC	Revolver	08/20/2027	915	(2)
UHY Advisors, Inc.	Delayed Draw Term Loan	11/22/2026	7,727	(38)
UHY Advisors, Inc.	Revolver	11/21/2031	2,045	(20)
UpStack, Inc.	Delayed Draw Term Loan	08/23/2026	2,125	—
UpStack, Inc.	Revolver	08/25/2031	722	—
V Global Holdings, LLC	Revolver	12/22/2025	927	(46)
VRC Companies, LLC	Revolver	06/29/2027	959	—
Vardiman Black Holdings, LLC	Delayed Draw Term Loan	03/29/2026	222	—
Vehlo Purchaser, LLC	Delayed Draw Term Loan	10/05/2025	41,821	(263)
Vehlo Purchaser, LLC	Revolver	05/24/2028	411	(3)
Vensure Employer Services, Inc.	Delayed Draw Term Loan	09/27/2026	5,588	—
Verdantas, LLC	Delayed Draw Term Loan	11/08/2026	3,334	(24)
Verdantas, LLC	Revolver	05/06/2030	3,538	(36)
Vertex Service Partners, LLC	Delayed Draw Term Loan	10/01/2026	1,229	(6)
Vertex Service Partners, LLC	Revolver	11/08/2030	293	—
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	07/24/2026	8,333	—
Vessco Midco Holdings, LLC	Revolver	07/24/2031	3,771	—
Victors Purchaser, LLC	Delayed Draw Term Loan	08/15/2026	2,685	—
Victors Purchaser, LLC	Revolver	08/15/2031	1,305	—

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

September 30, 2025

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company has formed wholly owned subsidiaries for the purpose of holding certain investments in portfolio companies made by the Company. As of September 30, 2025, the Company’s wholly owned subsidiaries were formed as Delaware limited liability companies and included: PIF CA SPV LLC (“CA SPV”), NHPIF Equity Holdings SPV LLC (“Equity Holdings”), PIF Financing SPV LLC (“Financing SPV”), PIF Financing II SPV LLC (“Financing II SPV”), Broadway Funding Holdings LLC (“Broadway Holdings”), SLIC Financing SPV LLC (“SLIC Financing SPV”), SLIC CA SPV

LLC (“SLIC CA”), SLIC Equity Holdings LLC (“SLIC Equity Holdings”), PIF Lending SPV LLC (“Lending SPV” and, collectively with CA SPV, Equity Holdings, Financing SPV, Financing II SPV, Broadway Holdings, SLIC Financing SPV, SLIC CA, SLIC Equity Holdings and NHPIF SPV the “subsidiaries”), The Company consolidates its wholly owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary’s formation.

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

Money Market Funds

Investments in money market funds are valued at NAV per share and are included in Investments in unaffiliated money market fund in the Consolidated Statements of Financial Condition.

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

The Company applies fair value to its investments in accordance with ASC Topic 820, Fair Value Measurement (“ASC 820”) issued by the FASB. The Company’s Board of Directors (the “Board of Directors” or the “Board”) has delegated to the Investment Adviser as the valuation designee (the “Valuation Designee”) the responsibility of determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors, pursuant to Rule 2a-5 under the 1940 Act. As such, the Valuation Designee is charged with determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors. ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value is a market-based measurement, not an entity-specific measurement. For some investments, observable market transactions or market information might be available. For other investments, observable market transactions and market information might not be available. However, the objective of a fair value measurement in both cases is the same—to estimate the price when an orderly transaction to sell the investment would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant). Refer to Note 5 “Fair Value Measurements” for the Company's framework for determining fair value, fair value hierarchies, and the composition of the Company's portfolio.

Derivative Instruments

Pursuant to ASC 815 Derivatives and Hedging, all derivative instruments entered into by the Company are designated as hedging instruments, except as described in Note 6. “Debt”. For all derivative instruments designated as a hedge, the entire change in the fair value of the hedging instrument shall be recorded in the same line item of the Consolidated Statements of Operations as the hedged item. The Company’s derivative instruments are used to hedge the Company’s fixed rate debt, and therefore both the periodic payment and the change in fair value for the effective hedge, if applicable, will be recognized as components of interest expense in the Consolidated Statements of Operations. Fair value is estimated by discounting remaining payments using applicable current market rates, or market quotes, if available. Rule 18f-4 requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. Rule 18f-4 provides that a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Pursuant to Rule 18f-4, when we trade reverse repurchase agreements or similar financing transactions, including certain tender option bonds, we need to aggregate the amount of any other senior securities representing indebtedness (e.g., bank borrowings, if applicable) when calculating our asset coverage ratio. The Company currently qualifies as a “limited derivatives user” and expects to continue to do so.

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

As of September 30, 2025 and December 31, 2024, the Company had certain investments in five portfolio companies that were on non-accrual status. The amortized cost of investments on non-accrual status as of September 30, 2025 and December 31, 2024 was $71,436 and $29,237, respectively.

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

The minimum distribution requirements applicable to RICs require the Company to distribute to its unitholders at least 90 % of its investment company taxable income (the “ICTI”), as defined by the Code, each year. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year distributions into the next tax year. Any such carryover ICTI must be distributed before the end of that next tax year through a distribution declared prior to filing the final tax return related to the year which generated such ICTI.

In addition, based on the excise distribution requirements, the Company is subject to a 4 % nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98 % of its ordinary income for each calendar year, (2) 98.2 % of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three and nine months ended September 30, 2025 the Company accrued $0 and $0 of U.S. federal excise tax, respectively. For the three and nine months ended September 30, 2024 the Company accrued $0 and $15 of U.S. federal excise tax, respectively.

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

(3) RELATED PARTY TRANSACTIONS

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

Base Management Fee

The base management fee is calculated at an annual rate of 1.25 % of the Company’s average net asset value at the end of the two most recently completed calendar months. All or part of the base management fee not taken as to any month will be deferred without interest and may be taken in any subsequent month prior to the termination of the Investment Advisory Agreement, and any such recoupment would be subject to any applicable expense waiver. Base management fees for any partial month are prorated based on the number of days in the month. The base management fee is payable quarterly in arrears, any base management fees waived are not subject to recoupment by the Adviser.

For the three and nine months ended September 30, 2025, base management fees were $6,863, and $20,657, net of waiver, respectively. For the three and nine months ended September 30, 2024, base management fees were $9,677 and $26,620, net of waiver, respectively. As of September 30, 2025 and December 31, 2024, $6,863 and $7,337, respectively, was payable to the Investment Adviser relating to base management fees.

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

Pursuant to the Investment Advisory Agreement, the Company pays the Investment Adviser an incentive fee with respect to its pre-incentive fee net investment income as follows:

•
No incentive fee based on pre-incentive fee net investment income in any calendar quarter in which pre-incentive fee net investment income does not exceed a hurdle rate of 1.25% (5% annualized);
•
100% of pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 1.4286% in any quarter (5.7143% annualized). The Company refers to this portion of the pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 1.4286%) as the “catch-up.” The “catch-up” is meant to provide the Investment Adviser with approximately 12.5% of the Company’s pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeds 1.4286% in any calendar quarter; and
•
12.5% of the pre-incentive fee net investment income, if any, that exceeds 1.4286% in any calendar quarter (5.7143% annualized), which reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all the Company’s pre-incentive fee net investment income is paid to the Investment Adviser.

For the three and nine months ended September 30, 2025, income-based incentive fees were $7,625, and $23,183, net of waiver, respectively. For the three and nine months ended September 30, 2024, income based fees were $12,045 and $27,400, net of waiver, respectively. As of September 30, 2025 and December 31, 2024, $7,625 and $8,399, respectively, was payable to the Investment Adviser relating to income-based incentive fees.

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

For the three and nine months ended September 30, 2025, and 2024, there were no capital gains incentive fees accrued to the Investment Adviser.

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

For the three and nine months ended September 30, 2025, the Company incurred $50 and $104, respectively, of expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2024, the Company incurred $57 and $109, respectively, of expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations. Amounts unpaid and included in the payable to affiliates on the Consolidated Statements of Financial Condition as of September 30, 2025 and December 31, 2024 were $100 and $88, respectively.

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

For the three and nine months ended September 30, 2025, the Company incurred $7,240, and $21,787 expenses, respectively, under the MSDI Agreement, which were recorded in servicing fees on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2024, the Company incurred $6,581 and $18,101 expenses, respectively, under the MSDI Agreement, which were recorded in servicing fees on the Consolidated Statements of Operations. Amounts unpaid and included in the accrued expenses and other liabilities on the Consolidated Statements of Financial Condition as of September 30, 2025 and December 31, 2024 were $5,451 and $5,211, respectively.

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

For the three and nine months ended September 30, 2025, the Company did not incur any organization costs, offering costs or expense support. For the three and nine months ended September 30, 2025, the Investment Adviser recaptured $— of previously waived amounts from the Company. As of September 30, 2025, the Company had reimbursed the Investment Adviser all organization and offering costs incurred and there were no organization and offering costs payable on the Consolidated Statements of Financial Condition.

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

Morgan Stanley & Co. LLC also served as an initial purchaser in connection with the Company’s 2030 Notes (as defined below in Note 6) and the Company’s 2028 Notes (as defined below in Note 6) pursuant to supplemental indentures dated October 1, 2024 and September 25, 2025, respectively, and received fees of $180 and $180 at closing, respectively.

These fees are deferred and amortized over the life of the related term obligation using the straight-line method. Any unamortized amounts are presented as a reduction to the outstanding term debt principal amount on the Consolidated Statements of Financial Condition.

(4) INVESTMENTS

The information in the tables below is presented on an aggregate portfolio basis, without regard to whether the investments are non-controlled, non-affiliated, non-controlled,affiliated or controlled,affiliated investments. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled, affiliated investments is contained in the accompanying consolidated financial statements, including the Consolidated Schedules of Investments.

The composition of the Company’s investment portfolio was as follows:

	September 30, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$6,612,057	$6,559,552	98.5%	$6,022,749	$5,997,696	98.6%
Second Lien Debt	30,733	30,733	0.5	16,613	16,771	0.3
Other Debt Investments	11,699	11,313	0.2	6,453	6,520	0.1
Equity	60,105	56,125	0.8	57,745	58,032	1.0
Total	$6,714,594	$6,657,723	100.0%	$6,103,560	$6,079,019	100.0%

The industry composition of investments at fair value was as follows:

	September 30, 2025	December 31, 2024 (1)
Aerospace & Defense	1.4%	1.5%
Air Freight & Logistics	0.9	0.9
Automobile Components	1.5	1.6
Automobiles	2.6	2.1
Beverages	0.2	—
Biotechnology	—	0.6
Building Products	0.2	0.3
Capital Markets	0.1	—
Chemicals	1.1	1.3
Commercial Services & Supplies	8.5	8.5
Construction & Engineering	2.1	2.0
Consumer Staples Distribution & Retail	0.7	0.7
Containers & Packaging	1.1	1.1
Distributors	2.2	2.8
Diversified Consumer Services	5.5	5.7
Electric Utilities	0.1	0.1
Electrical Equipment	0.4	0.1
Electronic Equipment, Instruments & Components	3.6	3.4
Entertainment	—	0.1
Financial Services	4.1	3.1
Food Products (2)	—	0.1
Ground Transportation	1.0	0.6
Health Care Equipment & Supplies	1.0	1.2
Health Care Providers & Services	6.5	6.5
Health Care Technology	1.7	2.0
Household Durables	0.1	0.1
Independent Power and Renewable Electricity Producers	0.1	—
Industrial Conglomerates	2.4	2.5
Insurance Services	9.2	11.0
Interactive Media & Services	0.7	0.7
IT Services	5.4	5.0
Leisure Products	0.1	0.1
Life Sciences Tools & Services	0.4	0.7
Machinery	1.9	1.7
Media	0.1	0.1
Multi-Utilities	1.4	1.5
Pharmaceuticals	1.1	0.7
Professional Services	5.6	5.6
Real Estate Management & Development	2.3	2.2
Software	21.3	21.0
Specialty Retail	0.1	0.1
Textiles, Apparel & Luxury Goods	0.2	0.1
Trading Companies & Distributors	0.1	0.1
Transportation Infrastructure	0.2	0.2
Wireless Telecommunication Services	0.8	0.3
Total	100.0%	100.0%

(1) The Company reclassified certain industry groupings of its portfolio companies presented in the consolidated financial statements as of December 31, 2024 to align with the recently updated GICS, where applicable. These reclassifications had no impact on the prior period’s Consolidated Statement of Financial Condition.

(2) Rounds to 0.

The geographic composition of investments at cost and fair value was as follows:

	September 30, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Australia	$64,303	$65,084	1.0%	$35,737	$36,465	0.6%
Canada	133,371	134,201	2.0	118,951	119,346	2.0
United Kingdom	47,782	48,247	0.7	46,293	45,550	0.7
United States	6,469,138	6,410,191	96.3	5,902,579	5,877,658	96.7
Total	$6,714,594	$6,657,723	100.0%	$6,103,560	$6,079,019	100.0%

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

The valuation of investments which are illiquid or for which the pricing source, agent, service, and/or broker (as applicable) does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Valuation Designee or the Board, does not represent fair value, will each be valued as determined in good faith by the Valuation Designee, based on, among other things, the input of the Valuation Firms (as defined below). As part of the valuation process, the Valuation Designee takes into account relevant factors and appropriate techniques in determining the fair value of the Company’s investments, with the assistance of the independent valuation firms (“Valuation Firms”). The valuation techniques may vary by investment but include comparable public market valuations, comparable precedent transaction valuations and the discounted cash flow analyses. Non-controlled debt investments are generally fair valued using the discounted cash flow technique. Expected cash flows are projected based on contractual terms and discounted back to the measurement date based on a discount rate. Discount rate is determined based upon an assessment of current and expected yields for similar investments and risk profiles. Non-controlled equity investments are generally fair valued using a market approach and/or an income approach. The market approach typically utilizes market value multiples of comparable publicly traded companies. The income approach typically utilizes a discounted cash flow analysis of the portfolio company. The Valuation Designee, under the supervision of the Board of Directors undertakes a multi-step valuation process each quarter, as described below:

•
With respect to each portfolio company or investment for which market quotations are readily available, those investments will typically be valued at the average bid price of those market quotations;
•
With respect to each portfolio company or investment for which market quotations are not readily available, the Valuation Designee will engage one or more Valuation Firms to provide a preliminary independent valuations of the investments to the Valuation Designee. The Valuation Firms independently value such investments using quantitative and qualitative information according to the valuation methodologies in the Investment Adviser’s valuation policy;

•
The Valuation Designee reviews the recommended valuations and determines the fair value of each investment;
•
The Valuation Designee provides to the valuation committee, which is comprised of members of the Investment Adviser’s senior management, its valuation recommendation along with valuation-related information for each portfolio company or investment;
•
Each quarter, the Company’s audit committee (the “Audit Committee”) reviews the valuation assessments provided by the Valuation Designee and provides the Board with a report of the results of such review; and
•
The Board and Audit Committee each oversee the Valuation Designee and the valuation process.

Investment performance data utilized will be the most recently available as of the measurement date which in many cases may reflect up to a one quarter lag in information.

The Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.

The following tables present the fair value hierarchy of the investments as of:

	September 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$586,411	$5,973,141	$6,559,552	$—	$555,530	$5,442,166	$5,997,696
Second Lien Debt	—	14,826	15,907	30,733	—	14,659	2,112	16,771
Other Debt Investments	—	—	11,313	11,313	—	—	6,520	6,520
Equity	—	2,037	54,088	56,125	—	2,037	55,995	58,032
Total Investments	$—	$603,274	$6,054,449	$6,657,723	$—	$572,226	$5,506,793	$6,079,019
Cash and cash equivalents	$149,756	$—	$—	$149,756	$159,788	$—	$—	$159,788
Unaffiliated money market	$34,869	$—	$—	$34,869	$58,216	$—	$—	$58,216

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended September 30, 2025:

	First Lien Debt	Second Lien Debt	Other Debt	Equity	Total Investments
Fair value, beginning of period	$5,828,001	$15,701	$11,058	$52,782	$5,907,542
Purchases of investments (1)	410,049	—	—	3,298	413,347
Proceeds from principal repayments and sales of investments (2)	(262,276)	—	—	(1,249)	(263,525)
Accretion of discount/amortization of premium	6,159	—	18	—	6,177
Payment-in-kind	3,401	203	290	259	4,153
Net change in unrealized appreciation (depreciation)	(6,683)	3	(53)	(1,156)	(7,889)
Net realized gains (losses)	(5,510)	—	—	154	(5,356)
Transfers into/(out) of Level 3 (3)	—	—	—	—	—
Fair value, end of period	$5,973,141	$15,907	$11,313	$54,088	$6,054,449

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2025	$(6,104)	$3	$(53)	$(1,157)	$(7,311)

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

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the nine months ended September 30, 2025:

	First Lien Debt	Second Lien Debt	Other Debt	Equity	Total Investments
Fair value, beginning of period	$5,442,166	$2,112	$6,520	$55,995	$5,506,793
Purchases of investments (1)	1,310,264	13,407	4,468	7,584	1,335,723
Proceeds from principal repayments and sales of investments (2)	(778,133)	—	—	(9,722)	(787,855)
Accretion of discount/amortization of premium	17,517	1	81	—	17,599
Payment-in-kind	14,266	414	696	1,225	16,601
Net change in unrealized appreciation (depreciation)	(22,568)	(27)	(452)	(4,267)	(27,314)
Net realized gains (losses)	(12,440)	—	—	3,273	(9,167)
Transfers into/(out) of Level 3 (3)	2,069	—	—	—	2,069
Fair value, end of period	$5,973,141	$15,907	$11,313	$54,088	$6,054,449

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2025	$(20,134)	$(27)	$(452)	$(4,162)	$(24,775)

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

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended September 30, 2024:

	First Lien Debt	Second Lien Debt	Other Securities	Equity	Total Investments
Fair value, beginning of period	$3,711,698	$771	$5,456	$40,056	$3,757,981
Purchases of investments (1)	1,772,718	2,142	652	12,941	1,788,453
Proceeds from principal repayments and sales of investments (1)	(347,106)	(1,000)	—	(173)	(348,279)
Accretion of discount/amortization of premium	6,842	1	27	—	6,870
Payment-in-kind	3,366	17	130	375	3,888
Net change in unrealized appreciation (depreciation)	(1,608)	10,504	50	312	9,258
Net realized gains (losses)	(9,102)	(10,505)	—	(182)	(19,789)
Transfers into/(out) of Level 3 (2)	(17,911)	—	—	—	(17,911)
Fair value, end of period	$5,118,897	$1,930	$6,315	$53,329	$5,180,471

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2024	$(783)	$10,504	$51	$312	$10,084

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the nine months ended September 30, 2024:

	First Lien Debt	Second Lien Debt	Other Securities	Equity	Total Investments
Fair value, beginning of period	$2,710,858	$21,708	$2,484	$33,352	$2,768,402
Purchases of investments (1)	2,995,680	2,406	3,537	17,201	3,018,824
Proceeds from principal repayments and sales of investments (1)	(599,654)	(17,500)	—	(173)	(617,327)
Accretion of discount/amortization of premium	14,066	393	34	—	14,493
Payment-in-kind	8,692	26	217	3,424	12,359
Net change in unrealized appreciation (depreciation)	9,353	5,402	43	(293)	14,505
Net realized gains (losses)	(10,963)	(10,505)	—	(182)	(21,650)
Transfers into/(out) of Level 3 (2)	(9,135)	—	—	—	(9,135)
Fair value, end of period	$5,118,897	$1,930	$6,315	$53,329	$5,180,471

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2024	$8,740	$4,779	$43	(293)	$13,269

(1)
Includes transactions relating to restructurings.
(2)
Transfer of portfolio investments within the three-level hierarchy is recorded during the period of such reclassification occurrence at the fair value as of the beginning of the respective period. Generally, reclassifications are primarily due to increase/decrease of price transparency.

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of September 30, 2025 and December 31, 2024 , respectively. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	September 30, 2025
	Fair	Valuation	Significant Unobservable	Range (1)		Weighted
	Value	Technique (2)	Input	Low	High	Average (3)
Investments in first lien debt	$5,962,574	Yield Analysis	Discount Rate	6.77%	29.40%	9.15%
	10,567	Market Approach	EBITDA Multiple	8.25x	10.00x	9.78x
Investments in second lien debt	2,144	Yield Analysis	Discount Rate	10.02%	15.29%	13.29%
	13,763	Market Approach	EBITDA Multiple			8.25x
Other debt	6,562	Yield Analysis	Discount Rate	14.45%	15.20%	14.81%
	4,751	Market Approach	EBITDA Multiple	8.25x	9.00x	8.25x
Preferred equity	28,238	Income Approach	Discount Rate	12.09%	15.66%	13.43%
	12,581	Market Approach	EBITDA Multiple	8.25x	15.43x	12.80x
Common equity	7,087	Market Approach	Revenue Multiple	3.30x	22.25x	11.24x
	6,182	Market Approach	EBITDA Multiple	1.50x	24.60x	12.20x
Total Investments	$6,054,449

(1)
For an asset category that contains a single investment, the range is not included.
(2)
During the nine months ended September 30, 2025, two preferred equity positions with a combined fair value of $9.1 million transitioned from an income approach to a market approach valuation technique, two debt investments with a combined fair value of $10.4 million transitioned from a yield analysis to market approach valuation technique, and one debt investment with a fair value of $0.3 million transitioned from market approach to yield analysis valuation technique.

(3)
Weighted average for an asset category consisting of multiple investments is calculated by weighting the significant unobservable input by the relative fair value of the investment. Weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.

	December 31, 2024
	Fair	Valuation	Significant Unobservable	Range (1)		Weighted
	Value	Technique (2)	Input	Low	High	Average (3)
Investments in first lien debt	$5,439,606	Yield Analysis	Discount Rate	7.92%	34.06%	10.10%
	2,560	Market Approach	EBITDA Multiple			6.50x
Investments in second lien debt	2,112	Yield Analysis	Discount Rate	10.18%	12.70%	11.63%
Other debt	6,225	Yield Analysis	Discount Rate	9.42%	14.90%	12.13%
	295	Market Approach	EBITDA Multiple			9.00x
Preferred equity	42,434	Income Approach	Discount Rate	12.19%	17.50%	15.13%
	2,462	Market Approach	EBITDA Multiple			8.50x
Common equity	5,043	Market Approach	Revenue Multiple	7.60x	12.70x	11.27x
	6,056	Market Approach	EBITDA Multiple	3.90x	18.70x	13.77x
Total Investments	$5,506,793

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

Financial instruments disclosed but not carried at fair value

The Company’s debt is presented at carrying value on the Consolidated Statements of Financial Condition. The fair value of the Company’s credit facilities and unsecured notes are estimated in accordance with the Company’s valuation policy. The carrying value and fair value of the Company’s debt were as follows:

	September 30, 2025			December 31, 2024
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
ING Facility	3	$261,484	$261,484	$313,352	$313,352
Wells Funding Facility	3	224,250	224,250	381,250	381,250
CBNA Funding Facility	3	225,000	225,000	93,750	93,750
JPM Funding Facility	3	744,073	744,073	614,073	614,073
Series A 2026 Notes(1)(6)	3	203,663	203,562	203,112	202,899
Series A 2028 Notes(1)(6)	3	145,222	145,962	144,986	143,487
Series B 2026 Notes(2)(6)	3	106,639	106,555	106,345	106,170
Series B 2028 Notes(2)(6)	3	127,152	128,099	126,945	125,503
Series C 2027 Notes(3)(6)	3	135,850	137,748	135,515	137,188
Series C 2029 Notes(3)(6)	3	162,339	167,434	162,094	164,336
Series D 2027 Notes(4)(6)	3	99,293	100,194	99,007	99,146
Series D 2029 Notes(4)(6)	3	198,233	200,929	197,890	196,159
2030 Notes(5)	3	294,518	294,518	293,686	293,686
2028 Notes(7)	3	294,532	293,850	—	—
Total		$3,222,248	$3,233,658	$2,872,005	$2,870,999

(1)
The carrying value of the Company’s Series A 2026 Notes and Series A 2028 Notes (each as defined below) was presented net of unamortized debt issuance costs of $337 and $778, respectively, as of September 30, 2025, and $888 and $1,014, respectively, as of December 31, 2024.
(2)
The carrying value of the Company’s Series B 2026 Notes and Series B 2028 Notes (each as defined below) was presented net of unamortized debt issuance costs of $361 and $848, respectively, as of September 30, 2025, and $655 and $1,055, respectively, as of December 31, 2024.
(3)
The carrying value of the Company’s Series C 2027 Notes and Series C 2029 Notes (each as defined below) was presented net of unamortized debt issuance costs of $650 and $1,161, respectively, as of September 30, 2025, and $985 and $1,406, respectively, as of December 31, 2024.
(4)
The carrying value of the Company’s Series D 2027 Notes and Series D 2029 Notes (each as defined below) was presented net of unamortized debt issuance costs of $707 and $1,767, respectively, as of September 30, 2025, and $993 and $2,110, respectively, as of December 31, 2024.
(5)
The carrying value of the Company’s 2030 Notes (as defined below) was presented net of unamortized debt issuance cost of $3,271, as of September 30, 2025, and $3,721 as of December 31, 2024. The carrying value of the Company’s 2030 Notes (as defined below) was presented net of unamortized original issue discount of $2,211, as of September 30, 2025, and $2,587 as of December 31, 2024.
(6)
Inclusive of change in fair market value of effective hedge.
(7)
The carrying value of the Company’s 2028 Notes (as defined below) was presented net of unamortized debt issuance costs and unamortized original issue discount of $3,362, and $2,106, respectively, as of September 30, 2025.

The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.

(6) DEBT

The Company’s outstanding debt obligations were as follows:

	September 30, 2025			December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
ING Facility(1)	$1,350,000	$261,484	$1,087,903	$1,350,000	$313,352	$1,036,036
Wells Funding Facility	900,000	224,250	675,750	900,000	381,250	518,750
CBNA Funding Facility	375,000	225,000	150,000	375,000	93,750	281,250
JPM Funding Facility	1,200,000	744,073	455,927	1,200,000	614,073	585,927
Series A 2026 Notes(2)	204,000	204,000	—	204,000	204,000	—
Series A 2028 Notes(2)	146,000	146,000	—	146,000	146,000	—
Series B 2026 Notes(3)	107,000	107,000	—	107,000	107,000	—
Series B 2028 Notes(3)	128,000	128,000	—	128,000	128,000	—
Series C 2027 Notes(4)	136,500	136,500	—	136,500	136,500	—
Series C 2029 Notes(4)	163,500	163,500	—	163,500	163,500	—
Series D 2027 Notes(5)	100,000	100,000	—	100,000	100,000	—
Series D 2029 Notes(5)	200,000	200,000	—	200,000	200,000	—
2030 Notes(6)	300,000	300,000	—	300,000	300,000	—
2028 Notes(7)	300,000	300,000	—	—	—	—
Total	$5,610,000	$3,239,807	$2,369,580	$5,310,000	$2,887,425	$2,421,963

(1)
As of September 30, 2025 and December 31, 2024, letters of credit of $613 and $613, respectively, were outstanding, which reduced the unused availability under the ING Facility by the same amount. Under the ING Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2025 and December 31, 2024, the Company had borrowings denominated in Euros (EUR) of 12,216 and 12,216. As of September 30, 2025 and December 31, 2024, the Company had borrowings denominated in Canadian dollars (CAD) of 5,800 and 2,800, respectively. As of September 30, 2025 and December 31, 2024, the Company had borrowings denominated in British Pound (GBP) of 2,200 and 2,200, respectively.
(2)
The carrying value of the Company’s Series A 2026 Notes and Series A 2028 Notes was presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $337 and $778, respectively, as of September 30, 2025 and $888 and $1,014, respectively, as of December 31, 2024.
(3)
The carrying value of the Company’s Series B 2026 Notes and Series B 2028 Notes was presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $361 and $848, respectively, as of September 30, 2025 and $655 and $1,055, respectively, as of December 31, 2024.
(4)
The carrying value of the Company’s Series C 2027 Notes and Series C 2029 Notes was presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $650 and $1,161, respectively, as of September 30, 2025 and $985 and $1,406, respectively, as of December 31, 2024.
(5)
The carrying value of the Company’s Series D 2027 Notes and Series D 2029 Notes was presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $707 and $1,767, respectively, as of September 30, 2025 and $993 and $2,110, respectively, as of December 31, 2024.
(6)
The carrying value of the Company’s 2030 Notes was presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $3,271, as of September 30, 2025 and $3,721, as of December 31, 2024.
(7)
The carrying value of the Company’s 2028 Notes was presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $3,362 as of September 30, 2025.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Combined weighted average interest rate (1)	6.98%	7.98%	7.07%	8.33%
Combined weighted average effective interest rate(2)	7.41%	8.40%	7.53%	8.82%
Combined weighted average debt outstanding	$3,118,714	$2,438,561	$3,025,075	$1,497,160

(1)
Excludes unused commitment fees, amortization of financing costs, accretion of original issue discount and net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items.
(2)
Excludes unused commitment fees.

As of September 30, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements of each of the credit facilities, debt securitizations and each of the respective unsecured notes.

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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Borrowings under the ING Facility bear interest at a per annum rate equal to, (x) for loans for which the Company elects the base rate option, the “alternate base rate” (which is the highest of (a) the prime rate as publicly announced by The Wall Street Journal, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions, as published by the Federal Reserve Bank of New York plus (ii) 0.5%, and (c) one month SOFR plus 1% per annum) plus 0.875%, and (y) for loans for which the Company elects the SOFR option, the applicable SOFR rate for the related interest period for such borrowing plus 1.875% per annum. The Company pays an unused fee of 0.375% per annum on the daily unused amount of the revolver commitments. As of September 30, 2025, the Company was in compliance with all covenants and other requirements of the ING Facility.

The summary information of the ING Facility is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Borrowing interest expense	$2,247	$5,399	$9,683	$6,318
Facility unused commitment fees	1,157	959	3,257	2,666
Amortization of deferred financing costs	535	495	1,575	1,131
Total	$3,939	$6,853	$14,515	$10,115
Weighted average interest rate	6.13%	7.36%	6.20%	7.34%
Weighted average effective interest rate	7.59%	8.03%	7.21%	8.66%
Weighted average outstanding balance	$143,456	$287,216	$205,834	$113,060

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

The obligations of Financing SPV under the Wells Funding Facility are secured by all of the assets held by Financing SPV, including the Loans contributed or transferred by the Company to Financing SPV. The Wells Funding Facility is a revolving funding facility with a reinvestment period ending September 12, 2028 and a final maturity date of September 12, 2030. Subject to certain conditions, the reinvestment period and final maturity are both subject to a one-year extension. Advances under the Wells Funding Facility are available in US dollars, pound sterling, Euros or Canadian dollars, or Australian dollars, and subject to certain exceptions, the interest charged on the Wells Funding Facility is based on Daily Simple SOFR (Dollar), SONIA (GBP), EURIBOR (Euros), CORRA (Canadian dollars), BBSY (Australian dollars) or as applicable (or, if any such reference rate is not available, a benchmark replacement or a “base rate” (which is the greater of a prime rate and the federal funds rate plus 1.50%), as applicable), plus a margin equal to 1.90%. SONIA, EURIBOR, CORRA and BBSY are subject to a floor of zero. Under the Wells Agreements, the Company and Financing SPV, as applicable, have made representations and warranties regarding the Loans, as well as their businesses, and are required to comply with various covenants, servicing procedures, limitations on disposition of Loans, reporting requirements and other customary requirements for similar revolving funding facilities. The Loan and Servicing Agreement includes usual and customary events of default for revolving funding facilities of this nature, including allowing Wells, upon a default, to accelerate and foreclose on the Loans and to pursue the rights under the Loans directly with the obligors thereof. As of September 30, 2025, the Company was in compliance with all covenants and other requirements of the Wells Funding Facility.

The summary information of the Wells Funding Facility is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Borrowing interest expense	$6,223	$9,808	$18,835	$12,757
Facility unused commitment fees	1,403	795	4,149	4,797
Amortization of deferred financing costs	549	505	1,598	1,241
Total	$8,175	$11,108	$24,582	$18,795
Weighted average interest rate	6.53%	7.59%	6.56%	7.69%
Weighted average effective interest rate	7.11%	7.98%	7.12%	8.44%
Weighted average outstanding balance	$372,717	$505,967	$378,375	$217,897

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

The obligations of Financing II SPV under the CBNA Funding Facility are secured by all of the assets held by Financing II SPV, including the Loans contributed or transferred by the Company to Financing II SPV. The CBNA Funding Facility is a revolving funding facility with a reinvestment period ending July 10, 2027 and a final maturity date of July 10, 2029. Advances under the CBNA Funding Facility are available in US dollars, and subject to certain exceptions, the interest charged on the CBNA Funding Facility is based on Term SOFR (or, if such reference rate is not available, a benchmark replacement or a “base rate” (which is the greatest of the Daily SOFR Rate, a prime rate, and the federal funds rate plus 0.50%), as applicable), plus a margin equal to (i) 2.25% during the reinvestment period or (ii) 2.90% after the reinvestment period. Term SOFR is subject to a floor of zero. Under the CBNA Agreements, the Company and Financing II SPV, as applicable, have made representations and warranties regarding the Loans, as well as their businesses, and are required to comply with various covenants, servicing procedures, limitations on disposition of Loans, reporting requirements and other customary requirements for similar revolving funding facilities. The Loan and Security Agreement includes usual and customary events of default for revolving funding facilities of this nature, including allowing CBNA, upon a default, to accelerate and foreclose on the Loans and to pursue the rights under the Loans directly with the obligors thereof. As of September 30, 2025, the Company was in compliance with all covenants and other requirements of the CBNA Funding Facility.

The summary information of the CBNA Funding Facility is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Borrowing interest expense	$3,656	$1,964	$8,521	$3,575
Facility unused commitment fees	202	334	774	1,060
Amortization of deferred financing costs	279	253	825	623
Total	$4,137	$2,551	$10,120	$5,258
Weighted average interest rate	6.57%	7.58%	6.57%	7.84%
Weighted average effective interest rate	7.07%	8.56%	7.21%	9.20%
Weighted average outstanding balance	$217,663	$101,359	$170,948	$59,926

JPM Funding Facility

On July 15, 2024, following the consummation of the SLIC Acquisition, the Company became party to and assumed SLIC’s obligations under the Amended and Restated Loan and Security Agreement, initially dated as of November 24, 2021 (as amended, the “JPM Funding Facility”), among SLIC Financing SPV, the Company, as successor by merger to SLIC, as parent and servicer, U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary, JP Morgan Chase Bank, N.A., as administrative agent (“JPM”), the lenders party thereto, and the issuing banks party thereto. Pursuant to the JPM Facility, JPM has agreed to extend credit to SLIC Financing SPV in an aggregate principal amount, as of September 30, 2025, of up to $1,200,000 at any one time outstanding, subject to the satisfaction of various conditions, including availability under the borrowing base, which is based on a combination of unfunded capital commitments and loan collateral.

The JPM Funding Facility is a revolving funding facility with a reinvestment period ending September 15, 2028 (or upon the occurrence of certain events as specified therein) and a final maturity date of September 15, 2030. Advances under the JPM Funding Facility are available in U.S. dollars and other permitted currencies. As of September 30, 2025, the interest charged on the JPM Funding Facility is based on SOFR (or, if SOFR is not available, a benchmark replacement or a “base rate” (which is the greater of a prime rate and the federal funds rate plus 0.50%), as applicable), Daily Simple RFR, EURIBOR, Adjusted Term CORRA, or the AUD Screen Rate, as applicable, plus a margin of 1.90%, as set forth in the JPM Funding Facility. As of September 30, 2025, the Company was in compliance with all covenants and other requirements of the JPM Funding Facility.

The summary information of the JPM Funding Facility is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024 (1)	September 30, 2025	September 30, 2024 (1)
Borrowing interest expense	$14,583	$9,151	$38,495	$9,151
Facility unused commitment fees	614	1,043	2,409	1,043
Amortization of deferred financing costs	637	538	1,890	538
Total	$15,834	$10,732	$42,794	$10,732
Weighted average interest rate	6.48%	7.57%	6.52%	7.57%
Weighted average effective interest rate	6.77%	8.01%	6.84%	8.01%
Weighted average outstanding balance	$880,312	$558,073	$778,326	$558,073

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

The Series A Notes were delivered and paid for on March 16, 2023, subject to certain customary closing conditions. The Series A 2026 Notes have a fixed interest rate of 8.10% per year and will mature on March 16, 2026 unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the March 2023 NPA. The Series A 2028 Notes have a fixed interest rate of 8.13% per year and will mature on March 16, 2028 unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the March 2023 NPA. Interest on the Series A Notes is due semiannually in March and September of each year. Subject to the terms of the March 2023 NPA, the Company may redeem the Series A 2026 Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if redeemed on or before December 16, 2025, a make-whole premium, and the Company may redeem the Series A 2028 Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if redeemed on or before December 16, 2027, a make-whole premium. The Company’s obligations under the March 2023 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. As of September 30, 2025, the Company was in compliance with all covenants and other requirements of the Series A Notes.

In connection with the Series A Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the Series A 2026 Notes, the Company receives a fixed interest rate of 8.10% per annum and pays a floating interest rate of SOFR + 6.96% per annum on $204,000 notional amount of the Series A 2026 Notes. Under the interest rate swap agreement related to the Series A 2028 Notes, the Company receives a fixed interest rate of 8.13% per annum and pays a floating interest rate of SOFR + 4.88% per annum on $146,000 notional amount of the Series A 2028 Notes. The interest rate swaps related to the Series A 2026 Notes and Series A 2028 Notes mature on March 16, 2026 and March 16, 2028, respectively. The interest expense related to the Series A Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company's Consolidated Statements of Operations. As of September 30, 2025, the interest rate swaps had a fair value of $(981) and $(349), respectively, related to the Series A 2026 Notes and Series A 2028 Notes. Based on the fair value measurement hierarchy, the swaps are classified as Level 3 investments. Depending on the nature of the balance at period end, the fair value of the interest rate swaps are either included as a component of "accrued expenses and other liabilities" or "prepaid expenses and other assets" on the Company's Consolidated Statements of Financial Condition. The change in fair value of the interest rate swaps is offset by the change in fair value of the Series A 2028 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. The Company designated the interest rate swap on the Series A 2028 Notes as the hedging instrument in a qualifying hedge accounting relationship.

The change in fair value of the interest rate swap on the Series A 2026 Notes is included as a component of interest and other financing expense on the Consolidated Statements of Operations. The interest rate swap on the Series A 2026 Notes does not qualify for hedge accounting treatment.

The summary information of the Series A 2026 Notes is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Borrowing interest expense	$4,131	$4,232	$12,564	$12,494
Amortization of debt issuance costs	185	186	551	553
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	249	67	641	81
Total	$4,565	$4,485	$13,756	$13,128
Stated interest rate	8.10%	8.30%	8.10%	8.17%
Weighted average effective interest rate	8.95%	8.66%	8.99%	8.53%

The summary information of the Series A 2028 Notes is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Borrowing interest expense	$2,967	$3,051	$9,053	$8,986
Amortization of debt issuance costs	79	80	236	238
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	123	34	393	54
Total	$3,169	$3,165	$9,682	$9,278
Stated interest rate	8.13%	8.36%	8.13%	8.21%
Weighted average effective interest rate	8.68%	8.58%	8.84%	8.42%

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

The Series B 2026 Notes have a fixed interest rate of 8.84% per year and the Series B 2028 Notes have a fixed interest rate of 8.88% per year, subject to a step up to the extent a Below Investment Grade Event (as defined in the August 2023 NPA) or a Secured Debt Ratio Event (as defined in the August 2023 NPA) occurs. The Series B 2026 Notes will mature on August 10, 2026 and the Series B 2028 Notes will mature on August 10, 2028, unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the August 2023 NPA. Interest on the Series B Notes is due semiannually in March and September of each year, beginning in March 2024. In addition, the Company is obligated to offer to repay the Series B Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the August 2023 NPA, the Company may redeem the Series B Notes in whole or in part at any time or from time to time at the

Company’s option at par plus accrued interest to the prepayment date and, if the Series B 2026 Notes are redeemed on or before May 10, 2026 or the Series B 2028 Notes are redeemed on or before May 10, 2028, a make-whole premium. As of September 30, 2025, the Company was in compliance with all covenants and other requirements of the Series B Notes.

In connection with the Series B Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the Series B 2026 Notes, the Company receives a fixed interest rate of 8.84% per annum and pays a floating interest rate of SOFR + 6.12% per annum on $107,000 notional amount of the Series B 2026 Notes. Under the interest rate swap agreement related to the Series B 2028 Notes, the Company receives a fixed interest rate of 8.88% per annum and pays a floating interest rate of SOFR + 5.56% per annum on $128,000 notional amount of the Series B 2028 Notes. The interest rate swaps related to the Series B 2026 Notes and Series B 2028 Notes mature on August 10, 2026 and August 10, 2028, respectively. The interest expense related to the Series B Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company's Consolidated Statements of Operations. As of September 30, 2025, the interest rate swaps had a fair value of $(558) and $(198), respectively, related to the Series B 2026 Notes and Series B 2028 Notes. Based on the fair value measurement hierarchy, the swaps are classified as Level 3 investments. Depending on the nature of the balance at period end, the fair value of the interest rate swaps are either included as a component of "accrued expenses and other liabilities" or "prepaid expenses and other assets" on the Company's Consolidated Statements of Financial Condition. The change in fair value of the interest rate swaps is offset by the change in fair value of the Series B Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

The change in fair value of the interest rate swap on the Series B 2026 Notes is included as a component of interest expense and other financing on the Consolidated Statements of Operations. The interest rate swap on the Series B 2026 Notes does not qualify for hedge accounting treatment.

The summary information of the Series B 2026 Notes is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Borrowing interest expense	$2,365	$2,420	$7,192	$7,149
Amortization of debt issuance costs	105	102	308	304
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	(12)	34	163	43
Total	$2,458	$2,556	$7,663	$7,496
Stated interest rate	8.84%	9.05%	8.84%	8.91%
Weighted average effective interest rate	9.19%	9.43%	9.55%	9.29%

The summary information of the Series B 2028 Notes is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Borrowing interest expense	$2,842	$2,915	$8,659	$8,598
Amortization of debt issuance costs	74	73	219	218
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	120	25	360	46
Total	$3,036	$3,013	$9,238	$8,862
Stated interest rate	8.88%	9.11%	8.88%	8.96%
Weighted average effective interest rate	9.49%	9.34%	9.62%	9.18%

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

The Series C 2027 Notes have a fixed interest rate of 8.92% per year and the Series C 2029 Notes have a fixed interest rate of 9.07% per year, subject to a step up to the extent a Below Investment Grade Event (as defined in the December 2023 NPA) or a Secured Debt Ratio Event (as defined in the December 2023 NPA) occurs. The Series C 2027 Notes will mature on March 1, 2027 and the Series C 2029 Notes will mature on March 1, 2029, unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the December 2023 NPA. Interest on the Series C Notes is due semiannually in March and September of each year, beginning in March 2024. In addition, the Company is obligated to offer to repay the Series C Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the December 2023 NPA, the Company may redeem the Series C Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if the Series C 2027 Notes are redeemed on or before December 1, 2026 or the Series C 2029 Notes are redeemed on or before December 1, 2028, a make-whole premium. As of September 30, 2025, the Company was in compliance with all covenants and other requirements of the Series C Notes.

In connection with the Series C Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the Series C 2027 Notes, the Company receives a fixed interest rate of 8.92% per annum and pays a floating interest rate of SOFR + 4.49% per annum on $136,500 notional amount of the Series C 2027 Notes. Under the interest rate swap agreement related to the Series C 2029 Notes, the Company receives a fixed interest rate of 9.07% per annum and pays a floating interest rate of SOFR + 4.77% per annum on $163,500 notional amount of the Series C 2029 Notes. The interest rate swaps related to the Series C 2027 Notes and Series C 2029 Notes mature on March 1, 2027 and March 1, 2029, respectively. The interest expense related to the Series C Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company's Consolidated Statements of Operations. As of September 30, 2025, the interest rate swaps had a fair value of $1,581 and $4,461, respectively, related to the Series C 2027 Notes and Series C 2029 Notes. Based on the fair value measurement hierarchy, the swaps are classified as Level 3 investments. Depending on the nature of the balance at period end, the fair value of the interest rate swaps is either included as a component of “accrued expenses and other liabilities” or “prepaid expenses and other assets” on the Company's Consolidated Statements of Financial Condition. Depending on the nature of the balance at period end, the fair value of the interest rate swaps is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company's Consolidated Statements of Financial Condition. The change in fair value of the interest rate swaps are offset by the change in fair value of the Series C Notes, with the remaining difference included as a component of interest expense and other financing on the Consolidated Statements of Operations. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

The summary information of the Series C 2027 Notes is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Borrowing interest expense	$3,056	$3,406	$9,106	$10,163
Amortization of debt issuance costs	116	115	342	344
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	(228)	(44)	(278)	137
Total	$2,944	$3,477	$9,170	$10,644
Stated interest rate	8.92%	9.98%	8.92%	9.93%
Weighted average effective interest rate	8.63%	10.32%	8.96%	10.26%

The summary information of the Series C 2029 Notes is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Borrowing interest expense	$3,777	$4,197	$11,254	$12,521
Amortization of debt issuance costs	86	85	253	255
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	(113)	(295)	(424)	184
Total	$3,750	$3,987	$11,083	$12,960
Stated interest rate	9.07%	10.27%	9.07%	10.21%
Weighted average effective interest rate	9.17%	10.48%	9.04%	10.42%

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

The Series D 2027 Notes have a fixed interest rate of 6.84% per year and the Series D 2029 Notes have a fixed interest rate of 6.91% per year, subject to a step up to the extent a Below Investment Grade Event (as defined in the Note Purchase Agreement) or a Secured Debt Ratio Event (as defined in the Note Purchase Agreement) occurs. The Series D 2027 Notes will mature on August 5, 2027 and the Series D 2029 Notes will mature on August 5, 2029, unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the Note Purchase Agreement. Interest on the Series D Notes is due semiannually in March and September of each year, beginning in September 2024. In addition, the Company is obligated to offer to repay the Series D Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the Note Purchase Agreement, the Company may redeem the Series D Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if the Series D 2027 Notes are redeemed on or before May 5, 2027 or the Series D 2029 Notes are redeemed on or before May 5, 2029, a make-whole premium. As of September 30, 2025, the Company was in compliance with all covenants and other requirements of the Series D Notes.

In connection with the Series D 2027 Notes and Series D 2029 Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the Series D 2027 Notes, the Company receives a fixed interest rate of 6.84% per annum and pays a floating interest rate of SOFR + 3.46% per annum on $100,000 of the Series D 2027 Notes. Under the interest rate swap agreement related to the Series D 2029 Notes, the Company receives a fixed interest rate of 6.91% per annum and pays a floating interest rate of SOFR + 3.48% per annum on $200,000 of the Series D 2029 Notes. As of September 30, 2025, the interest rate swaps had a fair value of $34 and $367, respectively, related to the Series D 2027 Notes and Series D 2029 Notes. Based on the fair value measurement hierarchy, the swaps are classified as Level 3 investments. Depending on the nature of the balance at period end, the fair value of the interest rate swaps is either included as a component of “accrued expenses and other liabilities” or “prepaid expenses and other assets” on the Company's Consolidated Statements of Financial Condition. The change in fair value of the interest rate swaps are offset by the change in fair value of the Series D Notes, with the remaining difference included as a component of interest and other financing expense on the Consolidated Statements of Operations. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

The summary information of the Series D 2027 Notes is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Borrowing interest expense	$1,710	$1,064	$5,130	$1,064
Amortization of debt issuance costs	97	59	286	59
Net change in unrealized appreciation (depreciation) on effective interest rate swaps and hedged items	21	2	154	2
Total	$1,828	$1,125	$5,570	$1,125
Stated interest rate	6.84%	6.84%	6.84%	6.84%
Weighted average effective interest rate	7.31%	7.10%	7.43%	7.10%

The summary information of the Series D 2029 Notes is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Borrowing interest expense	$3,455	$2,150	$10,365	$2,150
Amortization of debt issuance costs	116	71	343	71
Net change in unrealized appreciation (depreciation) on effective interest rate swaps and hedged items	175	(4)	538	(4)
Total	$3,746	$2,217	$11,246	$2,217
Stated interest rate	6.91%	6.91%	6.91%	6.91%
Weighted average effective interest rate	7.49%	7.01%	7.50%	7.01%

The 2030 Notes

On October 1, 2024, the Company issued $300,000 in aggregate principal amount of 5.750% notes due 2030 (the “2030 Notes”), pursuant to a Base Indenture dated October 1, 2024 (the “Base Indenture”) between the Company and US Bank Trust Company, National Association (the “Trustee”), as supplemented by the First Supplemental Indenture dated October 1, 2024 (the “First Supplemental Indenture” and together with the Base Indenture, the “February 2030 Notes Indenture”). As of September 30, 2025, the Company was in compliance with all covenants and other requirements of the 2030 Notes.

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

The summary information of the 2030 Notes is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Borrowing interest expense	$4,312	N/A	$12,937	N/A
Amortization of debt issuance costs	190	N/A	557	N/A
Accretion of original issuance discount	128	N/A	381	N/A
Total	$4,630	N/A	$13,875	N/A
Stated interest rate	5.75%	N/A	5.75%	N/A
Weighted average effective interest rate	6.17%	N/A	6.17%	N/A

The 2028 Notes

On September 25, 2025, the Company issued $300,000 in aggregate principal amount of 5.125% notes due 2028 (the “2028 Notes”), pursuant to a Base Indenture, as supplemented by the Second Supplemental Indenture dated September 25, 2025 (the “Second Supplemental Indenture” and together with the Base Indenture, the “September 2028 Notes Indenture”) between the Company and Trustee. . As of September 30, 2025, the Company was in compliance with all covenants and other requirements of the 2028 Notes.

The 2028 Notes will mature on September 25, 2028 and may be redeemed in whole or in part at the Company’s option at any time prior to August 25, 2028 at par value plus a “make-whole” premium calculated in accordance with the terms under “optional redemption” in the September 2028 Notes Indenture and at par value on August 25, 2028 or thereafter. The 2028 Notes bear interest at a rate of 5.125% per year payable semi-annually on March 25 and September 25 of each year, commencing on March 25, 2026. The 2028 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2028 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

In connection with the 2028 Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the 2028 Notes, the Company receives a fixed interest rate of 5.13% per annum and pays a floating interest rate of SOFR + 2.06% per annum on $300,000 of the 2028 Notes. As of September 30, 2025, the interest rate swaps had a fair value of $(671), related to the 2028 Notes. Based on the fair value measurement hierarchy, the swaps are classified as Level 3 investments. Depending on the nature of the balance at period end, the fair value of the interest rate swaps is either included as a component of “accrued expenses and other liabilities” or “prepaid expenses and other assets” on the Company's Consolidated Statements of Financial Condition. The change in fair value of the interest rate swaps are offset by the change in fair value of the 2028 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

The summary information of the 2028 Notes is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025 (1)	September 30, 2024	September 30, 2025 (1)	September 30, 2024
Borrowing interest expense	$290	N/A	$290	N/A
Amortization of debt issuance costs	41	N/A	41	N/A
Accretion of original issuance discount	12	N/A	12	N/A
Net change in unrealized appreciation (depreciation) on effective interest rate swaps and hedged items	(12)	N/A	(12)	N/A
Total	$331	N/A	$331	N/A
Stated interest rate	5.13%	N/A	5.13%	N/A
Weighted average effective interest rate	6.63%	N/A	6.63%	N/A

(1) For the three and nine months ended September 30, 2025, calculated for the period from September 25, 2025 through September 30, 2025.

(7) COMMITMENTS AND CONTINGENCIES

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

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2025 and December 31, 2024, the Company had $934,453 and $1,035,399 of unfunded commitments to fund delayed draw and revolving senior secured loans, respectively.

(8) MEMBERS’ CAPITAL

The following table shows the components of distributable earnings as shown on the Consolidated Statements of Financial Condition:

	As of
	September 30, 2025	December 31, 2024
Total distributable earnings (loss), beginning of period	$(50,459)	$(26,988)
Net investment income	235,530	278,465
Net realized gain (loss)	(13,337)	(26,749)
Net unrealized appreciation (depreciation)	(34,248)	8,255
Distributions declared	(237,092)	(282,812)
Tax reclassification of unitholders' equity	—	(630)
Total distributable earnings (loss), end of period	$(99,606)	$(50,459)

The following table summarizes the total Units issued and proceeds received from the closings of the Company’s continuous private offering that occurred for the nine months ended September 30, 2025 and 2024:

Unit Issuance Date	Units Issued	Proceeds Received
For the Nine Months Ended September 30, 2025
January 01, 2025	2,728,267	$51,728
February 01, 2025	2,952,665	55,982
March 01, 2025	4,210,752	79,752
April 01, 2025	3,003,865	56,533
May 01, 2025	1,797,612	33,759
June 01, 2025	2,743,611	51,580
July 01, 2025	1,522,289	28,573
August 01, 2025	1,254,942	23,555
September 01, 2025	1,189,990	22,289
Total	21,403,993	$403,751
For the Nine Months Ended September 30, 2024
January 01, 2024	7,646,273	$146,120
February 01, 2024	6,231,714	119,088
March 01, 2024	6,662,271	127,383
April 01, 2024	5,566,519	106,042
May 01, 2024	7,767,198	147,888
June 01, 2024	3,628,420	69,375
July 01, 2024	2,486,537	47,418
August 01, 2024	2,187,027	41,554
September 01, 2024	2,705,841	51,465
Total	44,881,800	$856,333

The following table summarizes the Company’s distributions declared and payable for the nine months ended September 30, 2025 and 2024:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
For the Nine Months Ended September 30, 2025
January 27, 2025	January 31, 2025	February 05, 2025	$0.1265	$22,270
February 27, 2025	February 28, 2025	March 05, 2025	0.1263	22,696
March 25, 2025	March 31, 2025	April 03, 2025	0.1263	23,317
January 27, 2025	March 31, 2025	April 03, 2025	0.0474	8,751	(1)
April 25, 2025	April 30, 2025	May 05, 2025	0.1261	23,346
May 22, 2025	May 31, 2025	June 04, 2025	0.1259	23,628
June 18, 2025	June 30, 2025	July 03, 2025	0.1254	23,971
June 18, 2025	June 30, 2025	July 03, 2025	0.0470	8,984	(1)
July 24, 2025	July 31, 2025	August 05, 2025	0.1250	23,499
August 21, 2025	August 31, 2025	September 03, 2025	0.1250	23,749
September 22, 2025	September 30, 2025	October 03, 2025	0.1250	23,993
September 22, 2025	September 30, 2025	October 03, 2025	0.0463	8,888	(1)
Total Distributions			$1.2722	$237,092
For the Nine Months Ended September 30, 2024
January 29, 2024	January 31, 2024	February 05, 2024	$0.1513	$19,487
February 27, 2024	February 29, 2024	March 05, 2024	0.1512	20,505
March 26, 2024	March 31, 2024	April 04, 2024	0.1513	21,619
April 25, 2024	April 30, 2024	May 03, 2024	0.1508	22,258
May 28, 2024	May 31, 2024	June 05, 2024	0.1508	23,532
June 25, 2024	June 28, 2024	July 03, 2024	0.1514	24,285
July 25, 2024	July 30, 2024	August 05, 2024	0.1510	24,293
August 27, 2024	August 31, 2024	September 05, 2024	0.1504	24,639
September 24, 2024	September 30, 2024	October 03, 2024	0.1500	25,095
Total Distributions			$1.3582	$205,713

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

The following table summarizes the amounts received and units issued to unitholders who have participated in the DRIP during for the nine months ended September 30, 2025 and 2024:

Payment Date	DRIP Units Issued	DRIP Units Value
For the Nine Months Ended September 30, 2025
January 04, 2025	807,260	$15,306
February 05, 2025	697,198	13,219
March 05, 2025	711,427	13,474
April 03, 2025	717,209	13,498
April 03, 2025	269,166	5,066
May 05, 2025	735,715	13,817
June 04, 2025	743,135	13,970
July 03, 2025	738,795	13,867
July 03, 2025	276,901	5,197
August 05, 2025	746,168	14,006
September 03, 2025	755,970	14,160
Total	7,198,944	$135,580
For the Nine Months Ended September 30, 2024
January 04, 2024	539,376	$10,307
February 05, 2024	583,174	11,144
March 05, 2024	613,350	11,728
April 04, 2024	649,347	12,370
May 03, 2024	681,693	12,979
June 05, 2024	723,162	13,827
July 03, 2024	734,980	14,016
August 05, 2024	755,243	14,351
September 05, 2024	768,983	14,625
Total	6,049,308	$115,347

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

The following table further summarizes the unit repurchases completed for the nine months ended September 30, 2025 and 2024:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
For the Nine Months Ended September 30, 2025
March 07, 2025	5.00%	$18.82	March 31, 2025	$65,290	3,469,202	2.01%	—
June 07, 2025	5.00%	$18.77	June 30, 2025	107,041	5,702,776	3.15%	—
September 04, 2025	5.00%	$18.70	September 30, 2025	107,961	5,773,310	3.11%	—
Total				$280,292	14,945,288
For the Nine Months Ended September 30, 2024
March 05, 2024	5.00%	$19.05	March 31, 2024	$28,707	1,506,944	1.25%	—
June 08, 2024	5.00%	$19.07	June 30, 2024	52,219	2,738,253	1.94%	—
September 07, 2024	5.00%	$19.00	September 30, 2024	37,636	1,980,872	1.26%	—
Total				$118,562	6,226,069

(1)
Percentage is based on total units as of the close of the previous calendar quarter.
(2)
All repurchase requests were satisfied in full.

(9) EARNINGS (LOSS) PER UNIT

The following table sets forth the computation of basic and diluted earnings (loss) per Unit:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Numerator - net increase (decrease) in Members' Capital from operations	$67,373	$61,854	$187,945	$188,500
Denominator - weighted average Units outstanding	189,822,018	163,841,380	185,854,627	151,422,460
Basic and diluted earnings (loss) per Unit	$0.35	$0.38	$1.01	$1.24

(10) CONSOLIDATED FINANCIAL HIGHLIGHTS

The following are the financial highlights (dollar amounts in thousands, except per share amounts):

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
Per Unit Data:(1)
Net asset value, beginning of period	$18.96	$19.11
Net investment income (loss)	1.27	1.35
Net unrealized and realized gain (loss)(2)	(0.26)	(0.10)
Net increase (decrease) in net assets resulting from operations	1.01	1.25
Distributions declared	(1.27)	(1.36)
Total increase (decrease) in net assets	(0.26)	(0.11)
Net asset value, end of period	$18.70	$19.00
Units outstanding, end of period	186,168,113	165,318,487
Weighted average units outstanding	185,854,627	151,422,460
Total return based on net asset value(3)	5.51%	6.74%
Ratio/Supplemental Data:
Members' Capital, end of period	$3,481,078	$3,140,335
Ratio of expenses before waivers to average Members' Capital(4)	10.37%	8.52%
Ratio of net expenses to average Members’ Capital(4)	9.58%	8.32%
Ratio of net investment income to average Members’ Capital(4)	9.19%	9.72%
Asset coverage ratio(5)	208.00%	217.00%
Portfolio turnover rate	13.50%	18.79%

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

(11) SLIC ACQUISTION

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

The following table summarizes the assets and liabilities of SLIC acquired by the Company in connection with the SLIC Acquisition:

As of July 14, 2024
Assets acquired	(Unaudited)
Non-controlled/non-affiliated investments, at fair value	$1,101,382
Cash and cash equivalents	41,990
Other assets	14,665
Total assets acquired	1,158,037
Liabilities assumed
Debt	558,073
Dividend payable	21,506
Other liabilities(1)	16,802
Total liabilities assumed	596,381
Net Assets acquired	561,656
Transaction cost	848
Total consideration paid	562,504

(1) Includes $0.41 million of management fees payable.

(12) NORTH HAVEN KEYSTONE LLC

North Haven Keystone LLC, a Delaware limited liability company, was formed as a joint venture (the "JV") between the Company and a large North American insurance company (the “JV Partner”), and commenced operations on September 25, 2025 and operates under a limited liability company agreement. The JV’s principal purpose is to make investments, primarily in senior secured loans issued by middle-market companies. The Company and the JV Partner each agreed to contribute up to $500,000 and $75,000, respectively, to the JV. The Company and the JV Partner have equal control of the JV's investment decisions and generally all other decisions in respect of the JV must be approved by the JV's investment committee or board of directors, each of which consists of an equal number of representatives of the Company and the JV Partner.

As of September 30, 2025, the Company and the JV Partner have not yet contributed any capital and the JV has not yet commenced investment activities.

(13) SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.

October Issuances and Distribution Declarations

Pursuant to the Company’s continuous private offering, the Company issued approximately 1,551,396 Units for an aggregate offering price of $29,011 effective October 1, 2025.

On October 23, 2025, the Company declared a distribution in the amount of $0.1250 per unit and payable on or around November 5, 2025 to unitholders of record as of October 31, 2025.

November Issuances

Pursuant to the Company’s continuous private offering, the Company held a close relating to the sale of its Units for an aggregate offering price of $18,496 effective November 1, 2025.

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

•
our future operating results;
•
our business prospects and the prospects of our portfolio companies;
•
risk associated with possible disruptions in our operations or the economy generally, including disruptions from the impact of global health events and natural disasters;
•
uncertainty and changes in the general interest rate environment;
•
general economic, political and industry trends and other external factors, including uncertainty surrounding the financial and political stability of the United States and other countries;
•
the effect of an inflationary economic environment on our portfolio companies, our financial condition and our results of operations;
•
the impact of interruptions in the supply chain on our portfolio companies;
•
disruptions related to tariffs and other trade or sanctions issues;
•
our contractual arrangements and relationships with third parties;
•
actual and potential conflicts of interest with MS Capital Partners Adviser Inc., our investment adviser (the “Adviser” or the “Investment Adviser”) and its affiliates;
•
the dependence of our future success on the general economy and its effect on the industries in which we invest;
•
the ability of our portfolio companies to achieve their objectives;
•
the timing and amount of cash flows, distributions and dividends, if any, from the operations of our portfolio companies;
•
the use of borrowed money to finance a portion of our investments;
•
the adequacy of our financing sources and working capital;
•
the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;
•
the ability of our Adviser and its affiliates to attract and retain highly talented professionals;
•
our ability to maintain our qualification as a business development company (“BDC”) and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);
•
the impact on our business of U.S. and international financial reform legislation, rules and regulations;
•
currency fluctuations, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars, could adversely affect the results of our investments in foreign companies;
•
the effect of changes in tax laws and regulations and interpretations thereof; and
•
the risks, uncertainties and other factors we identify under “Part I, Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K and elsewhere in this Report.

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

On July 15, 2024, we acquired SL Investment Corp., or SLIC, pursuant to that certain Agreement and Plan of Merger, or the Merger Agreement, dated as of May 28, 2024, by and among SLIC, us, Cobalt Merger Sub, Inc., a wholly-owned subsidiary of us, and the Adviser. Pursuant to the Merger Agreement, SLIC was merged with and into us in a two-step transaction with us as the surviving company, or the SLIC Acquisition.

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

Expenses

Our primary operating expenses include the payment of: (i) investment advisory fees, including base management fees and incentive fees, to our Investment Adviser pursuant to the investment advisory agreement between us and our Investment Adviser (the “Investment Advisory Agreement”); (ii) costs and other expenses and our allocable portion of overhead incurred by MS Private Credit Administrative Services LLC (the “Administrator”) in performing its administrative obligations under the administration agreement (the “Administration Agreement”) between us and the Administrator; and (iii) other operating expenses as detailed below:

•
initial organization costs and offering costs incurred;
•
costs associated with any private offerings of our common units (the “Units”) and any other securities offerings;
•
the cost of effecting any sales and repurchases of our Units and other securities, including servicing fees;
•
calculating individual asset values and our net asset value (including the cost and expenses of any third-party valuation services);
•
out of pocket expenses, including travel, entertainment, lodging, and meal expenses, incurred by the Investment Adviser, or members of its investment team or payable to third parties, in evaluating, developing, negotiating, structuring and performing due diligence on prospective portfolio companies (including, without limitation, any reverse termination fees and any liquidated damage and any costs related to broken deals) and monitoring actual portfolio companies and, if necessary, enforcing our rights;
•
base management fee and any incentive fees payable under the Investment Advisory Agreement;
•
certain costs and expenses relating to distributions paid by us;
•
administration fees payable under the Administration Agreement and any sub-administration agreements, including related expenses;
•
arrangement, debt service and other costs of borrowings, senior securities or other financing arrangements;
•
the allocated costs incurred by the Investment Adviser in providing managerial assistance to those portfolio companies that request it;
•
amounts payable to third parties relating to, or associated with, sourcing, evaluating, making, settling, clearing, monitoring, holding or disposing of prospective or actual investments;
•
the costs associated with subscriptions to data service, research-related subscriptions and expenses and quotation equipment and services used in making or holding investments;
•
dues and expenses incurred in connection with membership industry or trade organizations;
•
fees and expenses payable under any dealer manager agreements;
•
escrow agent, distribution agent, transfer agent and custodial fees and expenses;
•
costs of derivatives and hedging;
•
commissions and other compensation payable to brokers or dealers;
•
any fees payable to rating agencies;
•
federal and state registration fees;
•
the cost of effecting any sales and repurchases of our Units and other securities, including servicing fees;
•
U.S. federal, state and local taxes, including any excise taxes;
•
costs incurred in connection with the formation or maintenance of entities or vehicles to hold our assets for tax or other purposes;
•
Independent Director fees and expenses;
•
costs of preparing consolidated financial statements and maintaining books and records, costs of preparing tax returns, costs of 1940 Act compliance, Sarbanes-Oxley Act compliance and attestation and costs of filing reports or other documents with the SEC (or other regulatory bodies), and other reporting and compliance costs, including registration fees, and the compensation of professionals responsible for the preparation or review of the foregoing;
•
the costs of any reports, proxy statements or other notices to our unitholders (including printing and mailing costs), the costs of any unitholders’ meetings, and costs and expenses of preparation for the foregoing and related matters;
•
the costs of specialty and custom software for monitoring risk, compliance and overall investments;
•
fees and expenses associated with marketing efforts;
•
any fidelity bond required by applicable law;
•
any necessary insurance premiums;

•
any extraordinary expenses (such as litigation or indemnification payments or amounts payable pursuant to any agreement to provide indemnification entered into by the Company),
•
direct fees and expenses associated with independent audits, agency, consulting and legal costs;
•
cost of winding up; and
•
all other expenses incurred by either the Administrator or us in connection with administering our business, including payments under the Administration Agreement based upon our allocable portion of the compensation paid to our Chief Financial Officer and Chief Compliance Officer and reimbursing third-party expenses incurred by the Administrator in carrying out its administrative services including, but not limited to, the fees and expenses associated with performing compliance functions.

We reimburse the Administrator or its affiliates for amounts paid or costs borne that properly constitute Company expenses as set forth in the Administration Agreement or otherwise. We expect our general and administrative expenses to be relatively stable or to decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio is presented below:

	September 30, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$6,612,057	$6,559,552	98.5%	$6,022,749	$5,997,696	98.6%
Second Lien Debt	30,733	30,733	0.5	16,613	16,771	0.3
Other Debt Investments	11,699	11,313	0.2	6,453	6,520	0.1
Equity	60,105	56,125	0.8	57,745	58,032	1.0
Total	$6,714,594	$6,657,723	100.0%	$6,103,560	$6,079,019	100.0%

Our debt portfolio displayed the following characteristics of each of our investments(1), (2) unless otherwise noted:

	As of
	September 30, 2025		December 31, 2024
Number of portfolio companies	311		304
Number of new investment commitments in portfolio companies	37		97
Number of investment commitments exited or fully repaid	30		35
Percentage of performing debt bearing a floating rate, at fair value	99.9%		99.9%
Percentage of performing debt bearing a fixed rate, at fair value	0.1%		0.1%
Weighted average yield on debt and income producing investments, at cost(3)	9.5%		10.2%
Weighted average yield on debt and income producing investments, at fair value(3)	9.6%		10.2%
Weighted average yield on total portfolio, at cost(4)	9.4%		10.1%
Weighted average yield on total portfolio, at fair value(4)	9.5%		10.1%
Weighted average 12-month EBITDA(5)	$173.34		$175.57
Median 12-month EBITDA(6)	89.2		86.5
Weighted average net leverage through tranche(5)(6)	6.0	x	6.0x
Weighted average interest coverage(7)	1.6	x	1.5x
Weighted average loan to value(5)(8)	40.2%		39.9%
Percentage of our debt portfolio subject to business cycle volatility(5)	4.9%		5.6%
Average position size of our investments	$21.4		$20.0

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

(4) Computed as (a) the annual stated spread, plus reference rate, as applicable, plus the annual accretion of discounts, as applicable on all investments of the Company divided by (b) total investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented herein.

(5) Excludes liquid loan portfolio.

(6) Net leverage is the ratio of total debt minus cash divided by EBITDA and taking into account leverage through the tranche that the Company is a lender, excluding recurring revenue investments.

(7) Interest coverage for a particular portfolio company is calculated by taking credit agreement EBITDA and dividing by annualized latest reported interest expense. Total interest coverage is calculated on a weighted average basis based on total gross debt commitments (funded and unfunded). Calculation excludes recurring revenue deals which are investments in portfolio companies in which the Company lends based on a multiple of recurring revenue generated by the portfolio company and not based on a multiple of EBITDA. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount.

(8) Calculated using total outstanding debt through the tranche that the Company is a lender divided by total enterprise value from the private equity sponsor or market comparables.

Investment Activity

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and For the Three Months Ended
	September 30, 2025	September 30, 2024
New investments committed
Gross Principal Balance(1)	$426,476	$729,853
Less: Syndications	—	—
Net New Investments Committed	$426,476	$729,853
Investments, at cost
Investments, beginning of period	$6,636,821	$4,425,515
New investments purchased	408,605	1,792,524
Net accretion of discount on investments	6,525	7,222
Payment-in-kind	4,163	3,949
Net realized gain (loss) on investments	(7,542)	(21,606)
Investments sold or repaid	(333,978)	(486,451)
Investments, end of period	$6,714,594	$5,721,153
Principal amount of investments funded (3)
First lien debt investments	$411,315	$693,190
Equity(2)	1,079	3,045
Total	$412,394	$696,235
Amount of investments sold/fully repaid, at principal
First lien debt investments	$193,074	$300,703
Second lien debt investments	—	1,000
Total	$193,074	$301,703

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

The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System is as follows:

	September 30, 2025		December 31, 2024
	Fair Value	% of Total	Fair Value	% of Total
Risk rating 1	$—	-%	$31,948	0.5%
Risk rating 2	6,484,885	97.4	5,906,377	97.1
Risk rating 3	138,069	2.1	119,130	2.0
Risk rating 4	34,769	0.5	21,564	0.4
Total	$6,657,723	100.0%	$6,079,019	100.0%

The table below presents the amortized cost of our performing and non-accrual investments as of the following periods:

	September 30, 2025		December 31, 2024
	Amortized Cost	% of Total	Amortized Cost	% of Total
Performing	$6,643,158	98.9%	$6,074,323	99.5%
Non-accrual	71,436	1.1	29,237	0.5
Total	$6,714,594	100.0%	$6,103,560	100.0%

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

CONSOLIDATED RESULTS OF OPERATIONS

The following table represents our operating results:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Total investment income	$167,085	$164,216	$492,936	$391,237
Less: Net expenses	87,350	85,782	257,406	186,687
Net investment income before taxes	79,735	78,434	235,530	204,550
Less: Excise tax expense	—	—	—	15
Net investment income after taxes	79,735	78,434	235,530	204,535
Net realized gain (loss)	(7,526)	(21,605)	(13,337)	(25,392)
Net change in unrealized appreciation (depreciation)	(4,836)	5,025	(34,248)	9,357
Net increase (decrease) in Members' Capital resulting from operations	$67,373	$61,854	$187,945	$188,500

Investment Income

Investment income was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Investment income:
Interest income	$159,337	$155,496	$465,906	$369,781
Payment-in-kind income	4,384	3,259	15,852	8,672
Dividend income	1,305	1,396	3,729	3,482
Other income	2,059	4,065	7,449	9,302
Total Investment Income	$167,085	$164,216	$492,936	$391,237

In the table above, total investment income increased from $164,216 and $391,237 for the three and nine months ended September 30, 2024, respectively, to $167,085 and $492,936 for the three and nine months ended September 30, 2025, respectively. The increase was primarily driven by our deployment of capital and the SLIC Acquisition. The size of our investment portfolio at cost increased from $5,721,153 as of September 30, 2024 to $6,714,594 as of September 30, 2025. This was offset by a decrease in our weighted average yield at cost to 9.5% at September 30, 2025 from 10.8% at September 30, 2024, which was primarily driven by the reduction in base rates and repricing on our existing portfolio.

Additionally, for the three and nine months ended September 30, 2025, we recorded $1,823 and $4,612, respectively, of non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts, etc.) as compared to $2,845 and $5,109, respectively, for the same periods in the prior year, primarily as a result of decreased prepayments.

Expenses

Expenses were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Expenses:
Interest and other financing expenses	$62,535	$55,271	$183,619	$110,611
Management fees	11,063	9,677	32,537	26,620
Income based incentive fees	11,825	12,045	35,063	31,000
Professional fees	2,740	2,671	7,028	5,641
Directors' fees	129	103	387	310
Administrative service fees	50	57	104	109
Servicing fees	7,240	6,581	21,787	18,101
General and other expenses	168	77	641	195
Total expenses	$95,750	$86,482	$281,166	$192,587
Expense support	—	(1,100)	—	(2,700)
Recoupment of expense support	—	400	—	400
Management fees waiver	(4,200)	—	(11,880)	—
Income based incentive fees waiver	(4,200)	—	(11,880)	(3,600)
Net expenses	$87,350	$85,782	$257,406	$186,687
Excise tax expense	$—	$—	$—	$15

Interest and Other Financing Expenses

Interest and other financing expenses, including unused commitment fees, amortization of debt issuance costs, net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items and deferred financing costs, increased from $55,271 and $110,611 for the three and nine months ended September 30, 2024, respectively, to $62,535 and $183,619 for the three and nine months ended September 30, 2025, respectively. The increase was primarily driven by our increased borrowings. Our debt outstanding increased from $2,699,454 as of September 30, 2024 to $3,227,050 as of September 30, 2025.

Base Management Fee

The base management fees before waiver were $11,063 and $9,677 for the three months ended September 30, 2025 and 2024, respectively, and $32,537 and $26,620 for the nine months ended September 30, 2025 and 2024, respectively. The increase was primarily due to an increase in capital contributions. For more information on base management fee, including terms thereof, for further details, see Note 3 “Related Party Transactions” to our consolidated financial statements included in this Report.

Incentive Fees

The income-based incentive fees before waiver were $11,825 and $12,045 for the three months ended September 30, 2025 and 2024, respectively, and $35,063 and $31,000 for the nine months ended September 30, 2025 and 2024, respectively. The increase for the nine months ended September 30, 2025 was primarily due to an increase in pre-incentive fee net investment income. For more information on incentive fee, including terms thereof, for further details, see Note 3 “Related Party Transactions” to our consolidated financial statements included in this Report.

Professional Fees, Administrative Service Fee, Servicing fees and Other Expenses

Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the management of the Company, which include costs of a financial printer utilized for certain preparation, printing and distribution services related to the offering materials. Professional fees were $2,740 and $2,671 for the three months ended September 30, 2025 and 2024, respectively, and $7,028 and $5,641, for the nine months ended September 30, 2025 and 2024, respectively. The increase was primarily due to an increase in total assets.

Administrative service fees represent fees paid to the Administrator for our allocable portion of the cost of certain of our executive officers that perform duties for us. General and other expenses include insurance, filing, research, subscriptions and other costs. Organization and offering costs include expenses incurred in our initial formation and our offering of units.

Servicing fees include placement agency fees paid in connection with the Company’s private offering. Servicing fees were $7,240 and $6,581 for the three months ended September 30, 2025 and 2024, respectively, and $21,787 and $18,101 for the nine months ended September 30, 2025 and 2024, respectively. The increase was primarily due to an increase in capital contributions. For more information on servicing fees, including terms thereof, see Note 3 “Related Party Transactions” to our consolidated financial statements included in this report.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Realized and unrealized gain (loss):
Net realized gain (loss):
Net realized gain (loss) on investments	$(7,542)	$(21,608)	$(13,383)	$(25,381)
Foreign currency and other transactions	16	3	46	(11)
Net realized gain (loss):	$(7,526)	$(21,605)	$(13,337)	$(25,392)
Net change in unrealized appreciation (depreciation):
Net change in unrealized appreciation (depreciation) on investments	(4,814)	5,005	(34,430)	9,374
Foreign currency translations and other transactions	(22)	20	182	(17)
Net change in unrealized appreciation (depreciation):	$(4,836)	$5,025	$(34,248)	$9,357
Net realized and unrealized gain (loss)	$(12,362)	$(16,580)	$(47,585)	$(16,035)

For the three and nine months ended September 30, 2025, net realized losses were $7,526 and $13,337, respectively, which were primarily due to the sale/repayment on certain positions offset by the restructuring of two and five of our portfolio companies, respectively. For the three and nine months ended September 30, 2024, net realized losses were $21,605 and $25,392, respectively, which were primarily due to the restructuring of one and five portfolio companies, respectively.

For the three and nine months ended September 30, 2025, net change in unrealized depreciation on our investments of $4,836 and $34,248, respectively, was primarily the result of the changes in spreads in the secondary markets as well as financial performance in certain portfolio companies. For the three and nine months ended September 30, 2024, net change in unrealized appreciation on our investments of $5,025 and $9,357, respectively, was primarily driven by changes in spreads in the primary and secondary markets, partially offset by the reversal of unrealized depreciation in connection with the aforementioned restructuring.

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

As of September 30, 2025, we had approximately $176.1 million of unrestricted cash and cash equivalents, and short term investments (including investments in money market funds), which taken together with our approximately $1,087.9 million, $675.8 million, $150.0 million and $455.9 million of availability under the ING Facility, Wells Funding Facility, CBNA Funding Facility and JPM Funding Facility (subject to borrowing base availability) (each as defined in Note 6. “Debt” in the notes to the accompanying consolidated financial statements), respectively, we expect to be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of September 30, 2025, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments of $934.5 million.

Unregistered Sales of Equity Securities

For the nine months ended September 30, 2025 and 2024, total Units issued and proceeds received were as follows:

Unit Issuance Date	Units Issued	Proceeds Received
For the Nine Months Ended September 30, 2025
January 01, 2025	2,728,267	$51,728
February 01, 2025	2,952,665	55,982
March 01, 2025	4,210,752	79,752
April 01, 2025	3,003,865	56,533
May 01, 2025	1,797,612	33,759
June 01, 2025	2,743,611	51,580
July 01, 2025	1,522,289	28,573
August 01, 2025	1,254,942	23,555
September 01, 2025	1,189,990	22,289
Total	21,403,993	$403,751
For the Nine Months Ended September 30, 2024
January 01, 2024	7,646,273	$146,120
February 01, 2024	6,231,714	119,088
March 01, 2024	6,662,271	127,383
April 01, 2024	5,566,519	106,042
May 01, 2024	7,767,198	147,888
June 01, 2024	3,628,420	69,375
July 01, 2024	2,486,537	47,418
August 01, 2024	2,187,027	41,554
September 01, 2024	2,705,841	51,465
Total	44,881,800	$856,333

The following table summarizes the Company’s distributions declared and payable for the nine months ended September 30, 2025 and 2024:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
For the Nine Months Ended September 30, 2025
January 27, 2025	January 31, 2025	February 05, 2025	$0.1265	$22,270
February 27, 2025	February 28, 2025	March 05, 2025	0.1263	22,696
March 25, 2025	March 31, 2025	April 03, 2025	0.1263	23,317
January 27, 2025	March 31, 2025	April 03, 2025	0.0474	8,751	(1)
April 25, 2025	April 30, 2025	May 05, 2025	0.1261	23,346
May 22, 2025	May 31, 2025	June 04, 2025	0.1259	23,628
June 18, 2025	June 30, 2025	July 03, 2025	0.1254	23,971
June 18, 2025	June 30, 2025	July 03, 2025	0.0470	8,984	(1)
July 24, 2025	July 31, 2025	August 05, 2025	0.1250	23,499
August 21, 2025	August 31, 2025	September 03, 2025	0.1250	23,749
September 22, 2025	September 30, 2025	October 03, 2025	0.1250	23,993
September 22, 2025	September 30, 2025	October 03, 2025	0.0463	8,888	(1)
Total Distributions			$1.2722	$237,092
For the Nine Months Ended September 30, 2024
January 29, 2024	January 31, 2024	February 05, 2024	$0.1513	$19,487
February 27, 2024	February 29, 2024	March 05, 2024	0.1512	20,505
March 26, 2024	March 31, 2024	April 04, 2024	0.1513	21,619
April 25, 2024	April 30, 2024	May 03, 2024	0.1508	22,258
May 28, 2024	May 31, 2024	June 05, 2024	0.1508	23,532
June 25, 2024	June 28, 2024	July 03, 2024	0.1514	24,285
July 25, 2024	July 30, 2024	August 05, 2024	0.1510	24,293
August 27, 2024	August 31, 2024	September 05, 2024	0.1504	24,639
September 24, 2024	September 30, 2024	October 03, 2024	0.1500	25,095
Total Distributions			$1.3582	$205,713

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

The following table summarizes the amounts received and Units issued to unitholders who have participated in the DRIP during for the nine months ended September 30, 2025 and 2024:

Payment Date	DRIP Units Issued	DRIP Units Value
For the Nine Months Ended September 30, 2025
January 04, 2025	807,260	$15,306
February 05, 2025	697,198	13,219
March 05, 2025	711,427	13,474
April 03, 2025	717,209	13,498
April 03, 2025	269,166	5,066
May 05, 2025	735,715	13,817
June 04, 2025	743,135	13,970
July 03, 2025	738,795	13,867
July 03, 2025	276,901	5,197
August 05, 2025	746,168	14,006
September 03, 2025	755,970	14,160
Total	7,198,944	$135,580
For the Nine Months Ended September 30, 2024
January 04, 2024	539,376	$10,307
February 05, 2024	583,174	11,144
March 05, 2024	613,350	11,728
April 04, 2024	649,347	12,370
May 03, 2024	681,693	12,979
June 05, 2024	723,162	13,827
July 03, 2024	734,980	14,016
August 05, 2024	755,243	14,351
September 05, 2024	768,983	14,625
Total	6,049,308	$115,347

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

The following table further summarizes the unit repurchases completed for the nine months ended September 30, 2025 and 2024:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
For the Nine Months Ended September 30, 2025
March 07, 2025	5.00%	$18.82	March 31, 2025	$65,290	3,469,202	2.01%	—
June 07, 2025	5.00%	$18.77	June 30, 2025	107,041	5,702,776	3.15%	—
September 04, 2025	5.00%	$18.70	September 30, 2025	107,961	5,773,310	3.11%	—
Total				$280,292	14,945,288
For the Nine Months Ended September 30, 2024
March 05, 2024	5.00%	$19.05	March 31, 2024	$28,707	1,506,944	1.25%	—
June 08, 2024	5.00%	$19.07	June 30, 2024	52,219	2,738,253	1.94%	—
September 07, 2024	5.00%	$19.00	September 30, 2024	37,636	1,980,872	1.26%	—
Total				$118,562	6,226,069

(1)
Percentage is based on total units as of the close of the previous calendar quarter.
(2)
All repurchase requests were satisfied in full.

Debt

Our outstanding debt obligations were as follows:

	September 30, 2025			December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
ING Facility(1)	$1,350,000	$261,484	$1,087,903	$1,350,000	$313,352	$1,036,036
Wells Funding Facility	900,000	224,250	675,750	900,000	381,250	518,750
CBNA Funding Facility	375,000	225,000	150,000	375,000	93,750	281,250
JPM Funding Facility	1,200,000	744,073	455,927	1,200,000	614,073	585,927
Series A 2026 Notes(2)	204,000	204,000	—	204,000	204,000	—
Series A 2028 Notes(2)	146,000	146,000	—	146,000	146,000	—
Series B 2026 Notes(3)	107,000	107,000	—	107,000	107,000	—
Series B 2028 Notes(3)	128,000	128,000	—	128,000	128,000	—
Series C 2027 Notes(4)	136,500	136,500	—	136,500	136,500	—
Series C 2029 Notes(4)	163,500	163,500	—	163,500	163,500	—
Series D 2027 Notes(5)	100,000	100,000	—	100,000	100,000	—
Series D 2029 Notes(5)	200,000	200,000	—	200,000	200,000	—
2030 Notes(6)	300,000	300,000	—	300,000	300,000	—
2028 Notes(7)	300,000	300,000	—	—	—	—
Total	$5,610,000	$3,239,807	$2,369,580	$5,310,000	$2,887,425	$2,421,963

(1)
As of September 30, 2025 and December 31, 2024, letters of credit of $613 and $613, were outstanding, which reduced the unused availability under the ING Facility by the same amount. Under the ING Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2025 and December 31, 2024, the Company had borrowings denominated in Euros (EUR) of 12,216 and 12,216. As of September 30, 2025 and December 31, 2024, the Company had borrowings denominated in Canadian dollars (CAD) of 5,800 and 2,800. As of September 30, 2025 and December 31, 2024, the Company had borrowings denominated in British Pound (GBP) of 2,200 and 2,200.
(2)
The carrying value of the Company’s Series A 2026 Notes and Series A 2028 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $337 and $778, respectively, as of September 30, 2025 and $888 and $1,014, respectively, as of December 31, 2024.
(3)
The carrying value of the Company’s Series B 2026 Notes and Series B 2028 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $361 and $848, respectively, as of September 30, 2025 and $655 and $1,055, respectively, as of December 31, 2024.
(4)
The carrying value of the Company’s Series C 2027 Notes and Series C 2029 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $650 and $1,161, respectively, as of September 30, 2025 and $985 and $1,406, respectively, as of December 31, 2024.
(5)
The carrying value of the Company’s Series D 2027 Notes and Series D 2029 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $707 and $1,767, respectively, as of September 30, 2025 and $993 and $2,110, respectively, as of December 31, 2024.
(6)
The carrying value of the Company’s 2030 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $3,271, as of September 30, 2025 and $3,721 as of December 31, 2024.
(7)
The carrying value of the Company’s 2028 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $3,362, as of September 30, 2025.

For further details, see Note 6 “Debt” to our consolidated financial statements included in this Report.

RECENT DEVELOPMENTS

October Issuances and Distribution Declarations

Pursuant to our continuous private offering, we issued approximately 1,551,396 Units for an aggregate offering price of $29.0 million effective October 1, 2025.

On October 23, 2025, we declared a regular distribution in the amount of $0.1250 per unit and payable on or around November 5, 2025 to unitholders of record as of October 31, 2025.

November Issuances

Pursuant to our continuous private offering, we held a close relating to the sale of our Units for an aggregate offering price of $18.5 million effective November 1, 2025.

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

RELATED PARTY TRANSACTIONS

We have entered into a number of business relationships with affiliated or related parties, including the following (which are defined in the notes to the accompanying consolidated financial statements if not defined herein):

•
the Investment Advisory Agreement;
•
the Administration Agreement;
•
the Placement Agent Agreement;
•
the MSDI Agreement; and
•
the Expense Support Agreement.

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

Market Risk

The market value of a security may move up or down, sometimes rapidly and unpredictably. These fluctuations may cause a security to be worth less than the price originally paid for it, or less than it was worth at an earlier time. Market risk may affect a single issuer, industry, sector of the economy or the market as a whole. Global economies and financial markets are increasingly interconnected, which increases the probabilities that conditions in one country or region might adversely impact issuers in a different country or region. Conditions affecting the general economy, including political, social, or economic instability at the local, regional, or global level, may also affect the market value of a security. Health crises, such as pandemic and epidemic diseases, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, international conflicts, trade policies and tariffs, government shutdowns, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have and may in the future have an adverse effect on a company’s investments and net asset value and can lead to increased market volatility. See “Part I, Item 1A. Risk Factors—General Risk Factors—We are operating in a period of capital markets volatility and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have a negative impact on our business and operations.” and “Part I, Item 1A. Risk Factors—General Risk Factors—Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition” of our most recent Annual Report on Form 10-K.

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

As of September 30, 2025, approximately 99.9% of our debt investments were at floating rates. Based on our Consolidated Statements of Financial Condition as of September 30, 2025, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of September 30, 2025) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense(1)	Income
Up 300 basis points	$197,253	$(88,194)	$109,059
Up 200 basis points	$131,502	$(58,796)	$72,706
Up 100 basis points	$65,751	$(29,398)	$36,353
Up 25 basis points	$16,438	$(7,350)	$9,088
Down 25 basis points	$(16,438)	$7,350	$(9,088)
Down 100 basis points	$(65,751)	$29,398	$(36,353)
Down 200 basis points	$(131,502)	$58,796	$(72,706)
Down 300 basis points	$(197,253)	$88,194	$(109,059)

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2025 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred for the fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

Refer to “Part I. Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 8. Members’ Capital” in this Report, the Annual Report on Form 10-K and our Current Reports on Form 8-K filed on July 25, 2025, August 25, 2025 and September 26, 2025, for the issuance of our Class S Units for the three months ended September 30, 2025. Such issuances were part of our continuous private offering and were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.

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

On August 5, 2025, we announced a quarterly tender offer that commenced on August 6, 2025 and ended at 12:01 a.m., Eastern Time, on September 4, 2025 (the “Offer”). Because there is no secondary trading market for our Units, our Board of Directors determined, after consideration of various matters, that the Offer was in the best interests of unitholders in order to provide liquidity for our unitholders. Approximately 5,773,310 of our Units were validly tendered and not withdrawn prior to the expiration of the Offer. The Units were repurchased at a price of $18.70 per Unit, which represents the net asset value per Unit as of September 30, 2025. The payment of the purchase price of the Units tendered was promptly made in cash issued to the unitholders whose tenders were accepted for purchase by us in accordance with the terms of the Offer.

The following table sets forth information regarding repurchases of Units during the three months ended September 30, 2025:

Offer Date	Tender Offer Expiration	Purchase Price per Share	Share Repurchased	Aggregate Dollar Amount of Shares Accepted for Repurchase (in thousands)
August 6, 2025	September 4, 2025	$18.70	5,773,310	$107,961

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits and Financial Statement Schedules

(a) Exhibits

The following exhibits are filed as part of this Report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description

4.1

Second Supplemental Indenture, dated as of September 25, 2025, relating to the 5.125% Notes due 2028, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on September 26, 2025 (File No. 814-01489)).

4.2	Form of 5.125% Notes due 2028 (Incorporated by reference to Exhibit 4.1 hereto).
4.3

Registration Rights Agreement, dated as of September 25, 2025, relating to the 5.125% Notes due 2028, by and among the Company and Wells Fargo Securities, LLC, BNP Paribas Securities Corp., ING Financial Markets LLC, J.P. Morgan Securities LLC and SMBC Nikko Securities America, Inc., as the representatives of the Initial Purchasers (Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on September 26, 2025 (File No. 814-01489)).

10.1***

Fourth Amendment to Loan and Servicing Agreement, dated as of September 12, 2025, by and among PIF Financing SPV LLC, as borrower, PIF Lending SPV LLC, as securitization subsidiary, the conduit lenders and institutional lenders from time to time party thereto, as lenders, the lender agents from time to time party thereto, as lender agents, Wells Fargo Bank, National Association, as administrative agent, and North Haven Private Income Fund LLC, as equityholder and servicer (Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on September 15, 2025 (File No. 814-01489)).

10.2***

Amendment No. 1 to the Second Amended and Restated Loan and Security Agreement, dated as of September 15, 2025, by and among SLIC Financing SPV LLC, as borrower, North Haven Private Income Fund LLC, as parent and as servicer, U.S. Bank Trust Company, National Association, as collateral agent and as collateral administrator, and U.S. Bank National Association, as securities intermediary, JPMorgan Chase Bank, National Association, as administrative agent, the lenders party thereto, and the issuing banks party thereto (Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on September 16, 2025 (File No. 814-01489)).

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

North Haven Private Income Fund LLC

Dated: November 10, 2025	By:	/s/ Michael Occi
Michael Occi Director and Chief Executive Officer (Principal Executive Officer)

Dated: November 10, 2025	By:	/s/ David Pessah
David Pessah Chief Financial Officer (Principal Financial Officer)