Form 10-K
period 2025-12-31
North Haven Private Income Fund LLC
filed 2026-03-03
CIK 1851322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 814-01489

North Haven Private Income Fund LLC

(Exact name of registrant as specified in its charter)

Delaware	87-4562172
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1585 Broadway New York, NY	10036
(Address of principal executive offices)	(Zip Code)

1 212-761-4000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None

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

As of June 30, 2025, there was no established public market for the registrant’s limited liability company units.

The number of the registrant’s Class S Units outstanding at March 3, 2026 was 185,125,779.

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: New York, New York

North Haven Private Income Fund LLC

EXPLANATORY NOTE

In this report, except where the context suggests otherwise:

•
the terms “we,” “us,” “our,” and the “Company” refer to North Haven Private Income Fund LLC, a Delaware limited liability company, together with its consolidated subsidiaries, where applicable;
•
the terms “Morgan Stanley” or the “Firm” refer to Morgan Stanley (NYSE: MS) and its consolidated subsidiaries. For the avoidance of doubt, we are not a subsidiary of, or consolidated with, Morgan Stanley;
•
the term “IM” refers to the Morgan Stanley Investment Management platform, which is Morgan Stanley’s investment management unit and represents one of Morgan Stanley’s three business segments;
•
the term “MS Private Credit” refers to the North America private credit strategies within the private credit platform of IM;
•
the terms “Adviser” or “Investment Adviser” refer to MS Capital Partners Adviser Inc., our investment adviser, an indirect, wholly owned and consolidated subsidiary of Morgan Stanley;
•
the term “Administrator” refers to MS Private Credit Administrative Services LLC, our administrator, an indirect, wholly owned and consolidated subsidiary of Morgan Stanley;
•
the term “MS BDCs” refers to the Company and the other business development companies, or BDCs, advised by our Adviser;
•
the term “Units” refers to our Class S Units; and
•
references to “this Form 10-K” and “this report” are to this Annual Report on Form 10-K for the year ended December 31, 2025.

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
•
general economic, political and industry trends and other external factors, including government shutdowns and uncertainty surrounding the financial and political stability of the United States and other countries;
•
the effect of an inflationary economic environment on our portfolio companies, our financial condition and our results of operations;
•
the impact of interruptions in the supply chain on our portfolio companies;
•
disruptions related to tariffs and other trade or sanctions issues;
•
our contractual arrangements and relationships with third parties;
•
actual and potential conflicts of interest with our Adviser and its affiliates;
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

•
our ability to maintain our qualification as a BDC and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);
•
the impact on our business of U.S. and international financial reform legislation, rules and regulations;
•
currency fluctuations, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars, could adversely affect the results of our investments in foreign companies;
•
the effect of changes in tax laws and regulations and interpretations thereof; and
•
the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” and elsewhere in this report.

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

Our investment approach is focused on long-term credit performance, risk mitigation and preservation of principal. Utilizing our proprietary investment approach, we intend to execute on our investment objective by (1) utilizing the Adviser’s and the Firm’s longstanding and deep relationships with middle-market companies, private equity sponsors, commercial and investment banks, industry executives and financial intermediaries to provide a strong pipeline of investment opportunities, (2) implementing the Adviser’s rigorous, fundamentals-driven and disciplined investment and risk management process, (3) drawing on the investment committee’s extensive experience in credit and principal investing, credit analysis and structuring and (4) accessing Morgan Stanley’s global resources.

By leveraging the established origination and underwriting capabilities within the MS Private Credit platform and targeting an attractive investing area in the U.S. middle-market, we believe we are able to offer attractive risk-adjusted returns to our investors. We remain highly focused on conducting extensive due diligence and leveraging the Morgan Stanley platform. We continue to seek to invest in companies that are led by strong management teams, generate substantial free cash flow, have leading market positions, benefit from sustainable business models, and are well positioned to perform well despite the impact of recent market volatility. We believe the current market environment continues to be attractive and offers opportunities to seek compelling risk adjusted returns and will continue to deploy capital in a prudent manner. Our investment pace will depend on several factors including the market environment, the current economic environment, and deal flow.

The Adviser

Morgan Stanley launched its private credit platform in 2010. The private credit platform includes dedicated strategies targeting different credit products, asset yields and issuer sizes, resulting in a platform that we believe is well positioned to provide scale and flexible financing solutions to borrowers, maximize deal origination and enhance the ability to generate attractive risk adjusted returns for our unitholders. These strategies include MS Private Credit, European Private Credit, Flexible Credit and Growth Credit.

Our Adviser, an indirect, wholly owned subsidiary of Morgan Stanley, was established in 2007 and serves as the investment adviser for various funds, accounts and strategies, including the funds and accounts on the MS Private Credit platform, including the MS BDCs, and managed approximately $26.2 billion in committed capital1 as of February 1, 2026.

MS Private Credit’s primary areas of focus include:

•
Direct Lending. The Direct Lending strategy includes us, the other MS BDCs and other funds and separately managed accounts. Investments are made primarily in directly originated first lien senior secured and second lien senior secured loans, mezzanine notes, unsecured debt, preferred stock, and common stock issued by U.S. middle-market companies owned by private equity firms, typically, although not always, with annual EBITDA up to $200 million. As of February 1, 2026, Direct Lending managed approximately $23.0 billion in committed capital.
•
Opportunistic Credit. Investments are made primarily in complex assets, unusual credit situations or companies experiencing difficulties in sourcing capital. Other potential investments included in this category may include purchasing public or private securities in the open market at deep discounts to their fundamental value. Investments are made primarily in first lien senior secured and second lien senior secured loans, mezzanine notes, unsecured debt, preferred stock and common stock issued by U.S. middle-market companies, typically, although not always, with annual EBITDA of $10 million to $100+ million. As of February 1, 2026, Opportunistic Credit managed approximately $3.2 billion in committed capital.

Our Adviser’s investment committee servicing us, or the Investment Committee, is comprised of nine senior investment professionals of IM and is chaired by Ashwin Krishnan, our Chief Investment Officer. The Investment Committee members have an average of 25 years of relevant industry experience and have experience investing across multiple credit cycles and different investing environments, including the global financial crisis of 2008. All investment decisions are reviewed and approved by the Investment Committee, which has principal responsibility for approving new investments and overseeing the management of existing investments.

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

Morgan Stanley, the parent of our Adviser, is a global financial services firm whose predecessor companies date back to 1924 and, through its subsidiaries and affiliates, advises, originates, trades, manages and distributes capital for governments, institutions and individuals. Morgan Stanley maintains a significant market position in each of its business divisions—Institutional Securities Group, or ISG, Wealth Management, or WM, and IM.

IM is a global investment manager, delivering innovative investment solutions across public and private markets. As of December 31, 2025, IM managed approximately $1.9 trillion in assets under management across its business lines, which include equity, fixed income, liquidity, real assets and private investment funds.

Expense Support and Conditional Reimbursement Agreement

We have entered into the Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser. The Adviser may elect to pay certain of our expenses on our behalf (each, an “Expense Payment”), provided that no portion of the payment will be used to pay any of our interest expense and/or unitholder servicing fee. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Company in any combination of cash or other immediately available funds no later than 45 days after such commitment was made in writing, and/or offset against amounts due from the Company to the Adviser or its affiliates. Any reimbursement to the Adviser pursuant to the terms of the Expense Support Agreement would be our expense and would ultimately be borne by our unitholders.

1 Committed capital is calculated as aggregate capital commitments received and total committed leverage within each of the funds or accounts with exception for funds past their investment period, where committed capital is calculated as invested capital.

The Expense Support Agreement may require the Company to repay the Adviser for previously waived reimbursement of Expense Payments under certain circumstances. The previously waived expenses are potentially subject to repayment by the Company, if at all, within a period not to exceed three years from the date of the relevant waiver.

Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to our unitholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), we shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by us shall be referred to herein as a “Reimbursement Payment.” “Available Operating Funds” means the sum of (i) our net “investment company taxable income”, as defined by the Code, which generally includes net ordinary income and net short-term taxable gains reduced by net long-term capital losses, (ii) our net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) distributions and other distributions paid to us on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above). No Reimbursement Payment for any calendar month will be made if our Operating Expense Ratio (as defined below) at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relates. The “Operating Expense Ratio” is calculated by dividing all of our operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies, less organizational and offering expenses, base management and incentive fees owed to the Adviser, shareholder servicing and/or distribution fees, and interest expense, by our average net assets.

The Administrator

Our Administrator, an indirect, wholly owned subsidiary of Morgan Stanley, provides the administrative services necessary for us to operate pursuant to an administration agreement, dated November 4, 2021 between us and the Administrator (the “Administration Agreement”). The Administration Agreement was most recently re-approved by our Board of Directors (the “Board” or the “Board of Directors”) in August 2025.

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

Investments

As of December 31, 2025, we had investments in 313 portfolio companies across 44 industries. Based on fair value as of December 31, 2025, approximately 99.9% of our debt portfolio was invested in debt bearing a floating interest rate, which are primarily subject to interest rate floors for the applicable reference rate. As of December 31, 2025, our weighted average total yield of investments in debt securities at amortized cost was 9.0%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2025.

Investment Strategy

Our primary investment strategy is to make privately negotiated senior secured credit investments in U.S. middle-market companies that have leading, defensible market positions, enjoy high barriers to entry, such as high startup costs or other obstacles that prevent new competitors from easily entering the portfolio company’s industry or area of business, generate strong and stable free cash flow and are led by a proven management team with strong private equity sponsor backing. Our investment approach is focused on long-term credit performance, risk mitigation and preservation of capital. Our Adviser employs a highly rigorous, fundamentals-driven and disciplined investment process developed and refined by the investment professionals of the MS Private Credit platform. The Investment Team works on a particular transaction from origination to close and continues to monitor each investment throughout its life cycle.

We invest primarily in companies backed by leading private equity sponsors with strong track records. We believe lending to sponsor-backed companies (or companies where private equity sponsors hold a controlling equity position) versus non-sponsor-backed companies (or companies where private equity sponsors do not hold a controlling equity position) has many distinct potential advantages including:

•
Strong, predictable deal flow given significant private equity committed capital;
•
Well-capitalized borrowers, including potential access to additional capital from sponsors, if needed;
•
Access to detailed financial, operational, industry data, and third-party legal and accounting due diligence reports conducted by the sponsor as part of their due diligence;
•
Proper oversight and governance provided by an experienced management team and a board of directors, as well as other industry and/or operating expertise from the sponsors;
•
Natural alignment of interests between lender and sponsor given focus on exit strategy; and
•
Supplemental diligence beyond the credit analysis of the borrower, given the ability to analyze track records of each private equity firm.

We have created what we believe is a defensive portfolio of investments that is anchored in first lien senior secured loans and focused on generally avoiding issuer or industry concentration in order to mitigate risk and achieve our investment objective.

We focus primarily on U.S. middle-market companies. However, to the extent that we invest in foreign companies, we intend to do so in accordance with the limitations under the 1940 Act and only in jurisdictions with established legal frameworks and a history of respecting creditor rights, including Canada, the United Kingdom and countries that are members of the European Union, as well as Australia and Japan. Our investment strategy is predicated on seeking to lend to companies with proven management teams in what we believe to be non-cyclical industry sectors. Additionally, we typically avoid direct exposure to investments in certain sectors such as in companies whose primary revenues are related to retail, restaurants, energy, alcohol, tobacco, and pornography, and for the avoidance of doubt, investments in such sectors are separate and apart from the ESG (as defined below) considerations described below. See “—Investment Process—Due Diligence & Structuring” below.

Investment Criteria

In order to achieve our investment objectives, we seek to build an investment portfolio that consists primarily of directly originated floating-rate first lien senior secured term loans (including unitranche loans) and second lien senior secured term loans of U.S. middle-market companies. The balance of our investments is expected to be in higher-yielding assets such as mezzanine debt, unsecured debt and equity investments in U.S. middle-market companies, and other opportunistic asset purchases. Our debt investments typically have maturities of five to eight years. We seek to create and have created what we believe is a defensive portfolio of investments by focusing on generally avoiding issuer or industry concentration and anchoring our portfolio in first lien loans in order to mitigate risk and achieve our investment objective.

We expect our target portfolio companies to exhibit some, or all, of the following characteristics at the time of the initial investment, although not all of our portfolio companies will meet these criteria:

•
EBITDA of $15 – $200 million;
•
Defensible, leading market positions;
•
Unique or specialized strategy or other meaningful barriers to entry;
•
Low technology or market risks;
•
Diversified product offering, customer and supplier base;
•
Stable cash flows;
•
Low capital expenditure requirements;
•
General avoidance of what we believe to be cyclical industry sectors;
•
Predominantly North American base of operations;
•
Typical loan-to-value of up to 60%; and
•
Experienced management teams with successful track records.

Key themes of our investment strategy include:

•
Maintaining an appropriate allocation of first lien senior secured and second lien senior secured debt to allow us to achieve attractive returns within the targeted risk profile, while investing prudently based on the market and economic environment;
•
Performing thorough fundamental business and industry due diligence;
•
Conducting in-depth due diligence on management teams and sponsors to bolster our position that we are investing in businesses led by experienced professionals;
•
Structuring investments focused on providing us with security, documentation protection and current income while seeking to provide our borrowers with adequate liquidity and flexibility to operate; and
•
Ongoing active management of our portfolio companies through consistent dialogue with management and/or the sponsor, review of financial reporting, monitoring of key performance indicators and evaluation of exit strategies.

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

Market Opportunity

We believe the middle market direct lending market environment continues to be attractive, despite the recent market volatility driven in part by trade policy, uncertainty surrounding the implementation of artificial intelligence, or AI, among other factors. We expect that a series of market dynamics may provide for significant financing opportunities for lenders like us, which have longstanding and deep relationships with middle market private equity firms. Additionally, we believe that sponsored, middle market direct lending provides investors with attractive risk-adjusted return opportunities relative to other asset classes.

Demand for Direct Lending Solutions

We believe that demand has increased for financing from direct lenders relative to other sources because of the attractiveness of the product as well as structural and market factors. According to Preqin, private credit’s share of the sub-investment grade credit market, relative to the high yield and syndicated loan markets, has increased from 3% in 2010 to 25% as of June 30, 2025.

•
Fundamental Attributes of Product: We believe that when private equity sponsors experience the flexibility of private credit transactions and the speed and certainty of execution, they will continue to seek financing from non-bank lenders. We believe this presents a compelling opportunity for us to invest in quality companies on attractive terms and conditions.
•
Market Share Gains for Direct Lending: Bank participation in middle-market secured loans has decreased in recent years. Additionally, certain private equity sponsors who historically sought to finance their transactions in the public, syndicated markets have turned to private credit providers, including us, to finance their transactions.

Large and Growing U.S. Middle-Market

We believe U.S. middle-market companies represent a large and growing opportunity set and will likely require additional amounts of private debt financing for various purposes. The U.S. middle market is the third largest economy, as measured by gross domestic product.

•
Significant Refinancing Needs: Recent data from LSEG LPC, a premier global provider of information on the syndicated loan and high yield bond markets, indicates that there were more than $657 billion of middle-market loans with maturities between the first quarter of 2026 and the third quarter of 2031 that will likely require a refinancing event.
•
Robust Private Equity Dry Powder: In addition, data from Preqin shows that global private equity managers currently have over $1.1 trillion of raised, but not yet invested, capital, representing a sizeable pool of support for both new and existing investments.

We expect that these two important dynamics will provide for significant financing opportunities for lenders like us who have longstanding and deep relationships with middle-market private equity firms.

Attractive Attributes of Middle-Market Direct Lending

We believe that focusing on lending to private equity owned middle-market businesses provides for attractive risk adjusted return opportunities, due to several structural and market factors. We have seen some recovery in leveraged buyout activity in recent quarters, and we believe that the private credit market continues to present high quality opportunities that could offer compelling risk-adjusted returns.

•
Seniority in Capital Structure: We believe senior secured middle market loans typically have strong defensive characteristics, including priority in payment among a portfolio company’s security holders, which generally means they carry the least risk among investments in the capital structure.
•
Floating Rate: We believe that the Company is well positioned in the current interest rate environment. The Company invests primarily in floating rate debt investments, which bear higher yields when base rates are higher.
•
Covenants: We seek to underwrite loans that have legal documentation that contains meaningful protections, including financial maintenance covenants. Such protective documentation terms typically limit the ability for a borrower to incur additional debt and protects lender collateral. We also believe that contractual reporting requirements allow us to diagnose and respond to borrower underperformance typically before value materially erodes. We believe it is this more conservative loan structuring that also contributes to the better overall performance of middle-market loans.
•
Equity Support: Purchase price multiples for middle market leveraged buyouts have increased substantially since 2013, while the increase in leverage multiples has not been nearly as dramatic. As a result, private equity owners have been contributing a significant share of equity beneath the debt in the capital structure, which we believe provides us with meaningful cushion in the event of underperformance or an economic downturn. The private equity sponsor can also be a source for incremental ongoing support for the business in the event the borrower experiences stress.
•
Illiquidity Premium: We believe middle market loans generally tend to offer more attractive economics, including higher spreads in exchange for their illiquidity, relative to syndicated loans. Since 2013, middle market loans have generally exhibited 150+ basis points of incremental spread premium over broadly syndicated loans on average.

We believe that the combination of these structural and market benefits has contributed to the historical outperformance of middle-market loans. From 2017 to 2025, senior middle-market loans have produced lower loss rates than leveraged loans and high yield bonds.

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

In all cases, subject to applicable laws, rules and regulations, information barriers, confidentiality provisions and policies and procedures, our Adviser utilizes Morgan Stanley’s global resources throughout the life cycle of each investment. The investment teams may consult with teams across IM, ISG (and its business units, Investment Banking, Sales and Trading, Commodities and Equity and Fixed Income Research) and WM to assess potential investments and determine the investment opportunities to which we should devote substantial time and resources. We believe that we benefit, where appropriate, from the expertise, infrastructure, track record, relationships and institutional knowledge of Morgan Stanley.

Morgan Stanley has no obligation, contractual or otherwise, to support us. Morgan Stanley has no history of financially supporting any of the BDCs on the MS Private Credit platform, even during periods of financial distress. Access to certain parts of Morgan Stanley may be limited in certain instances by a number of factors, including third-party confidentiality obligations and information barriers established by Morgan Stanley in order to manage compliance with applicable law and potential conflicts of interest and regulatory restrictions, including without limitation joint transaction restrictions pursuant to the 1940 Act and internal policies and procedures. The investment sources described above are not necessarily indicative of all sources that the Adviser may utilize in sourcing investments for us. There can be no assurance that the Adviser will be able to source investments from any one or more parts of the Morgan Stanley network, implement our strategy, achieve our investment objectives, find investments that fit its investment criteria or avoid substantial losses. For additional information, see “Part I, Item 1A. Risk Factors—Risks Relating to Our Business and Structure—There are significant potential conflicts of interest that could affect our investment returns.”

Highly Differentiated Deal Sourcing Advantages

We believe the relationships that the Investment Team maintains with sponsors, commercial and investment banks, industry executives and financial intermediaries provide a strong pipeline of proprietary investment opportunities. However, unlike many other competing alternative lending strategies, our Adviser operates within a global financial institution with multiple groups within the Firm. We expect the broader Morgan Stanley platform to be a source of potential lending opportunities. We believe this position within the Firm is a key factor that differentiates us and constitutes a meaningful competitive advantage relative to other private credit funds and BDCs.

Distinctive Approach to Credit Investing and Due Diligence

We believe that our Adviser utilizes an investment approach that is differentiated in the industry. Our Adviser employs a highly rigorous, fundamentals-driven and disciplined investment process which has been developed utilizing Morgan Stanley’s extensive investing experience. The Adviser generally seeks to invest in companies that have leading, defensible market positions, generate strong and stable free cash flow, and have high barriers to entry, highly capable management teams and strong private equity sponsor ownership. We believe that our Adviser’s investment approach coupled with our portfolio construction strategy, right-sized capital base, and focus on documentation protection, differentiates us from our competitors.

Experienced and Accomplished Investment Team & Investment Committee

The Investment Team is led by investment professionals with extensive experience in credit and principal investing, credit analysis, credit origination and structuring. Ashwin Krishnan, our Chief Investment Officer, has principal portfolio management responsibility for us and serves as Chair of the Investment Committee. Mr. Krishnan has 25 years of experience in private credit, including origination, senior secured, mezzanine and opportunistic lending, and leveraged finance, and he also currently serves in the same capacity for each of the MS BDCs. Mr. Krishnan serves as the Head and Chief Investment Officer of Morgan Stanley’s North America Private Credit Platform and chairs the investment committees of the platform.

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

Preliminary Screen

An initial review of each investment opportunity is conducted by the Investment Team to determine whether it is consistent with our investment objectives and credit standards. If the opportunity fits our investment objective and 1940 Act requirements, the opportunity is further evaluated by the Investment Team. The Investment Team utilizes the extensive industry expertise resident in IM and ISG (subject in all cases to applicable regulations, confidentiality provisions, information barriers and policies and procedures) to assist in this preliminary evaluation, if available. Access to these resources allows the Investment Team to assess each opportunity quickly and effectively and enables it to focus only on compelling opportunities.

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

Due Diligence & Structuring

All investment opportunities that pass the Preliminary Screen are subject to a comprehensive due diligence process. The Adviser uses both internal and external resources in its due diligence process, including leveraging the extensive industry expertise resident in Morgan Stanley’s businesses (subject in all cases to availability, applicable regulations, confidentiality provisions, information barriers and policies and procedures). Diligence typically involves meeting with company management and the private equity sponsor to achieve a comprehensive understanding of the portfolio company’s competitive positioning, competitive advantage, company strategy and risks and mitigants associated with the proposed investment.

Additionally, the Investment Team, to the extent applicable, conducts supplemental diligence including:

•
Financial analysis;
•
Capital structure review;
•
Covenant analysis;
•
Review of third-party due diligence reports (financial, industry, legal, technology, insurance and/or environmental);
•
Industry research;
•
Customer calls;
•
Industry expert calls;
•
Evaluation of impact due to implementation of artificial intelligence;
•
Management background checks;
•
Consideration of environmental, social and governance (“ESG”) issues; and
•
Negotiation of legal documentation.

The Investment Team reviews ESG considerations as part of its due diligence process. These considerations include, but are not limited to, whether the borrower has formal ESG and compliance policies, the type of activities carried on by the borrower (e.g., energy usage, carbon emissions, fossil fuel exposure, or nuclear energy) and the borrower’s hiring practices. The identification of a material ESG risk will not necessarily be determinative in our Adviser’s decision on whether to lend to a potential borrower, and we may invest in portfolio companies that score poorly in our Adviser’s ESG due diligence.

Investment Committee Approval & Closing

The Investment Committee is engaged throughout the investment process to provide guidance on best practices, industry expertise and related deal experience drawn from their relevant experience.

Based on the findings in the Due Diligence & Structuring phase, the Investment Team prepares a detailed memo that is presented to the Investment Committee.

A majority of the Investment Committee, including approval by Ashwin Krishnan, must approve a transaction in order for us to pursue the opportunity. Once approved, the Investment Team works towards closing and funding the investment. Any changes to the investment after approval along with key legal terms are documented and circulated to the Investment Committee prior to closing in the form of a closing memo.

Portfolio Management

We believe that proactive monitoring of our portfolio companies is an important part of the investment process. The Adviser engages in formal and informal dialogue with portfolio company management teams and private equity sponsors, and uses internal resources including leveraging extensive industry expertise resident in Morgan Stanley’s businesses, as appropriate (subject in all cases to applicable regulations, confidentiality provisions, information barriers and policies and procedures) in an attempt to give us an ongoing advantage relative to other investors in the portfolio company. The Adviser typically receives quarterly financial reports from portfolio companies. This information access and ongoing interaction with portfolio companies and sponsors should provide the Adviser with the ability to anticipate any potential performance or liquidity issues at an early stage and to work proactively toward mitigating potential losses. Our Adviser holds quarterly portfolio reviews. In conjunction with the quarterly portfolio reviews, the Adviser compiles a quarterly risk report that examines, among other things, migration in portfolio and loan level investment mix, industry diversification, review of trends of specific industries, internal risk ratings (“Internal Risk Ratings”), revenue, EBITDA and leverage.

Frequency of review of individual portfolio companies is determined on a case-by-case basis, based on an internal risk rating (“Internal Risk Rating”), total exposure and other criteria set forth by the Investment Committee. Performing loans, or loans on which the borrower has historically made payments of principal and interest on time, are typically discussed every quarter, while any loan that has been downgraded under our Internal Risk Rating scale is typically discussed more frequently as appropriate. In addition, the Adviser holds weekly “watchlist” meetings which include a discussion of all investments that have been downgraded, or are at risk for downgrade, under our Adviser’s Internal Risk Rating system.

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

Risk Rating 1 — In the opinion of our Investment Adviser, investments in Risk Rating 1 involve the least amount of risk relative to our initial cost basis at the time of origination or acquisition. Risk Rating 1 investment performance is above our initial underwriting expectations, and the business trends and risk factors present are generally favorable, which may include trends and factors such as the performance of the portfolio company or the likelihood of a potential exit.

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

Risk Rating 3 — In the opinion of our Investment Adviser, investments in Risk Rating 3 indicate that the risk to our ability to recoup the initial cost basis at the time of origination or acquisition has increased materially since the origination or acquisition of the investment, such as due to declining financial performance and non-compliance with debt covenants; however, principal and interest payments are not more than 120 days past due.

Risk Rating 4 — In the opinion of our Investment Adviser, investments in Risk Rating 4 involve a borrower performing substantially below expectations and indicate that the loan’s risk has increased substantially since origination or acquisition. Most or all of the debt covenants are out of compliance, and payments are substantially delinquent. For Risk Rating 4 investments, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis at the time of origination or acquisition upon exit.

Our Adviser rates the investments in our portfolio at least quarterly, and it is possible that the rating of a portfolio investment may be changed over time. For investments rated 3 or 4, our Adviser enhances its level of scrutiny over the monitoring of such portfolio company by conducting a formal review of the portfolio company on a monthly basis and taking any actions deemed appropriate from the results of such review. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio, Investment Activity and Results of Operations” for further details.

Beyond the policies and protocols detailed above, our Investment Team performs analysis and projections in response to market conditions to assess potential exposure to our portfolio. Sample analysis includes evaluation of the impact from market, economic and geopolitical conditions that may from time to time result in periods of capital market volatility and economic uncertainty.

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

We may, however, invest alongside the Affiliated Investment Accounts, including the MS BDCs, and any proprietary accounts of Morgan Stanley, if applicable, in certain circumstances where doing so is consistent with our Adviser’s allocation policies and procedures, applicable law and SEC staff interpretations, guidance and any exemptive relief order applicable to us and/or the Adviser. Pursuant to the exemptive relief granted by the SEC to us and our Adviser on June 3, 2025 (the “Order”), which supersedes the co-investment order issued to us and the Adviser on August 2, 2022 and amended on January 14, 2025, we are able to enter into certain negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Entities (each as defined in the Order), in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. The Order contains certain conditions and requires the Board to maintain oversight of our participation in the co-investment program. The Order also requires a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors to make certain conclusions pursuant to Section 57(f) of the 1940 Act in connection with certain co-investment transactions, including co-investment transactions in which an affiliate is an existing investor in the portfolio company, non-pro rata follow on investments and non-pro rata dispositions of investments. See “—Co-Investment Transactions.”

Investments by Morgan Stanley and Its Affiliated Investment Accounts

Morgan Stanley has advised, and may advise, clients and has sponsored, managed or advised the Affiliated Investment Accounts with a wide variety of investment objectives that in some instances may overlap or conflict with our investment objectives and present conflicts of interest, including without limitation, the MS BDCs, whose investment objectives overlap with ours. In addition, Morgan Stanley routinely makes equity and private debt investments in connection with its global business and operations. MS Private Credit may also from time to time create new or successor Affiliated Investment Accounts, which may include proprietary accounts of Morgan Stanley, that may compete with us for investment opportunities or overlap in terms of investment strategy and may present similar conflicts of interest. Morgan Stanley and/or some of its Affiliated Investment Accounts have routinely made, and will continue to make, investments that fall within our investment objectives. Certain members of the Investment Team and the Investment Committee may make investment decisions on behalf of Affiliated Investment Accounts, including Affiliated Investment Accounts with investment objectives that overlap with ours.

Morgan Stanley currently invests and plans to continue to invest on its own behalf and on behalf of its Affiliated Investment Accounts in a wide variety of investment opportunities in North America, Europe and elsewhere. Morgan Stanley and, to the extent consistent with applicable law, exemptive relief and/or the Adviser’s allocation policies and procedures, its Affiliated Investment Accounts will be permitted to invest in investment opportunities without making such opportunities available to us beforehand. Subject to the requirements of any applicable exemptive relief, Morgan Stanley may offer investments that fall into the investment objectives of an Affiliated Investment Account to such account or make such investment on its own behalf, even though such investment also falls within our investment objectives. We may invest in opportunities that Morgan Stanley and/or one or more Affiliated Investment Accounts have declined, and vice versa. Certain of these Affiliated Investment Accounts may provide for higher management fees or incentive fees or have greater expense reimbursements or overhead allocations, or permit the Adviser and its affiliates to receive higher origination and other transaction fees, which may create an incentive for the Adviser to favor such Affiliated Investment Accounts. The Adviser has in the past and may in the future enter into one or more contractual arrangements with third parties (“Syndication Partners”), including certain third parties that may or may not be advisory clients of the Adviser, whereby, subject to certain investment criteria, the Adviser would agree to present such third parties with certain co-investment opportunities alongside the MS Private Credit platform, including us.

To seek to reduce potential conflicts of interest and to attempt to allocate such investment opportunities in a fair and equitable manner, the Adviser has implemented allocation policies and procedures. These policies and procedures are intended to give all applicable Affiliated Investment Accounts, including us, fair access to new private credit investment opportunities consistent with the requirements of organizational documents, investment strategies, applicable laws and regulations, the fiduciary duties of the Adviser, and to meet the conditions of the Order. The Order allows certain of the Affiliated Investment Accounts to participate in negotiated co-investment transactions, subject to the conditions set forth therein as described under “Co-Investment Transactions” below. Each Affiliated Investment Account and Syndication Partner that is subject to the Adviser’s allocation policies and procedures, including us, is assigned a portfolio manager by the Adviser. The portfolio managers review potential investment opportunities and will make an initial determination with respect to the allocation of each applicable opportunity taking into account various factors, including, but not limited to, those described under “—Co-Investment Transactions.” The Adviser is empowered to take into account other considerations it deems appropriate to ensure a fair and equitable allocation of opportunities. The allocation policies and procedures are subject to change. Investors should note that the conflicts inherent in making such allocation decisions may not always be resolved to our advantage. There can be no assurance that we will have an opportunity to participate in certain opportunities that fall within our investment objectives.

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

Co-Investment Transactions

Our Adviser has received the Order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain Affiliated Investment Accounts, including the MS BDCs and which may include proprietary accounts of Morgan Stanley. Subject to the 1940 Act and the conditions of the Order which includes, among other things, the requirement to ensure a fair and equitable allocation of investment opportunities to the MS BDCs, we may, under certain circumstances, co-invest with Affiliated Investment Accounts, which may include proprietary accounts of Morgan Stanley, in investments that are suitable for us and one or more of such Affiliated Investment Accounts or proprietary accounts of Morgan Stanley. Even though we and any such Affiliated Investment Account or proprietary account co-invest in the same securities, conflicts of interest may still arise. If the Adviser is presented with co-investment opportunities that generally fall within our investment objective and those of one or more Affiliated Investment Accounts advised by the Adviser, whether focused on a debt strategy or otherwise, the Adviser will allocate such opportunities among us and such Affiliated Investment Accounts in a manner consistent with the Order and our Adviser’s allocation policies and procedures, as discussed herein.

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

With respect to co-investment transactions conducted under the Order, allocations among us and certain other Affiliated Investment Accounts , which may include proprietary accounts of Morgan Stanley, will generally be made taking into account a variety of factors which may include factors not limited to: investment guidelines, goals or restrictions of the applicable Affiliated Investment Accounts or proprietary account, available capital and liquidity restrictions, target position hold size, diversification requirements and objectives, issuer, industry and geographical considerations, leverage covenants or restrictions, tax considerations, legal or regulatory considerations and risk considerations, prohibitions or restrictions on “joint transactions” for entities regulated under the 1940 Act, compliance with co-investment order conditions pursuant to our Order and other applicable guidance and relief, as applicable. Final allocations are generally approved by an allocation committee comprised of senior management, subject to certain exceptions. Our Board of Directors regularly reviews the allocation policies and procedures and code of ethics of the Adviser.

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

Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of units senior to our Units if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of December 31, 2025, and December 31, 2024, our asset coverage ratio was 202.00% and 213.0%, respectively.

While any indebtedness and senior securities remain outstanding, we must take provisions to prohibit any distribution to our unitholders (which may cause us to fail to distribute amounts necessary to avoid entity-level taxation under the Code) or the repurchase of such securities or units unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. In addition, we must also comply with positive and negative covenants customary for these types of facilities. See Note 6. “Debt” in the notes to the accompanying consolidated financial statements.

Distribution Reinvestment Plan

We have adopted an “opt out” distribution reinvestment plan (“DRIP”). As a result, if our Board of Directors authorizes, and we declare, a cash distribution, our unitholders will have their cash distributions (net of applicable withholding tax) automatically reinvested in additional units of same class of units to which the distribution relates unless they specifically “opt out” of the DRIP and elect to receive distributions in cash.

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

Investment Advisory Agreement

We entered into an Investment Advisory Agreement with our Investment Adviser on November 4, 2021 (the “Investment Advisory Agreement”). The Investment Advisory Agreement had an initial term of two years and continues thereafter from year to year if approved annually by a majority of our unitholders or a majority of the Board of Directors, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”). The renewal of the Investment Advisory Agreement was most recently re-approved in August 2025.

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

Under U.S. GAAP, we are required to accrue an incentive fee on capital gains, including unrealized capital appreciation, even though such unrealized capital appreciation is not included in calculating the incentive fee payable under the Investment Advisory Agreement. If such amount is positive at the end of a period, then we record an incentive fee on capital gain incentive fee equal to 12.5% of such amount, less the aggregate amount of any previously paid capital gain incentive fees. If such amount is negative, no accrual is recorded for such period.

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

(1)
Represents 5% annualized hurdle rate.
(2)
Represents 1.25% annualized base management fee.
(3)
Excludes organizational and offering expenses.

(4)
The “catch-up” provision is intended to provide our Adviser with an incentive fee of 12.5% on all of our pre-incentive fee net investment income as if a hurdle rate did not apply when our net investment income exceeds 1.4286% in any calendar quarter.

Example 2: Capital Gains Portion of Incentive Fee:

Alternative 1

Assumptions

•
Year 1: $20 million investment made in Company A (“Investment A”), and $30 million investment made in Company B (“Investment B”)
•
Year 2: Investment A sold for $50 million and fair market value (“FMV”) of Investment B determined to be $32 million
•
Year 3: FMV of Investment B determined to be $25 million
•
Year 4: Investment B sold for $31 million

The capital gains portion of the incentive fee, if any, would be:

•
Year 1: None
•
Year 2: $3.75 million capital gains incentive fee $30 million realized capital gains on sale of Investment A multiplied by 12.5%
•
Year 3: None

$3.175 million cumulative fee (12.5% multiplied by $25 million ($30 million Cumulative Capital Gains less $5 million cumulative capital depreciation)) less $3.75 million (previous capital gains fee paid in Year 2)

•
Year 4: $0.125 million capital gains incentive fee $3.875 million cumulative fee ($31 million cumulative realized capital gains multiplied by 12.5%)

less

$3.75 million (previous capital gains fee paid in Year 2)

Alternative 2

Assumptions

•
Year 1: $20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”)
•
Year 2: Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million
•
Year 3: FMV of Investment B determined to be $27 million and Investment C sold for $30 million
•
Year 4: FMV of Investment B determined to be $35 million
•
Year 5: Investment B sold for $20 million

The capital gains portion of the incentive fee, if any, would be:

•
Year 1: None
•
Year 2: $3.125 million capital gains incentive fee

12.5% multiplied by $25 million ($30 million realized capital gains on sale of Investment A less $5 million unrealized capital depreciation on Investment B)

•
Year 3: $0.875 million capital gains incentive fee

$4.0 million cumulative fee (12.5% multiplied by $32 million ($35 million cumulative realized capital gains less $3 million unrealized capital depreciation)) less $3.125 million (previous capital gains fee paid in Year 2)

•
Year 4: $0.375 million capital gains incentive fee, calculated as follows:

$4.375 million cumulative fee (12.5% multiplied by $35 million cumulative realized capital gains) less $4.0 million (previous cumulative capital gains fees paid in Year 2 and Year 3)

•
Year 5: None

$3.125 million cumulative fee (12.5% multiplied by $25 million ($35 million cumulative realized capital gains less $10 million realized capital losses)) less $4.375 million (previous Cumulative Capital Gains fee paid in Year 2, 3 and Year 4)

Administration Agreement

We entered into the Administration Agreement with our Administrator who provides us with office space, office services and equipment. Under the Administration Agreement, our Administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology, internal audit and investor relations, and being responsible for the financial records that we are required to maintain and preparing reports to our unitholders and reports filed with the SEC. In addition, our Administrator assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our unitholders, our internal control assessment under the Sarbanes-Oxley Act, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administration Agreement had an initial term of two years and continues thereafter from year to year if approved annually by our Board of Directors, which most recently re-approved the Administration Agreement in August 2025.

Payments under the Administration Agreement are equal to an amount that reimburses our Administrator for its costs and expenses and our allocable portion of certain expenses incurred by our Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the compensation paid to our Chief Compliance Officer and Chief Financial Officer. Our Board of Directors, including our Independent Directors, reviews the allocable portion of certain expenses incurred by our Administrator in performing its obligations under the Administration Agreement to determine whether such expenses are reasonable and reviews the methodology employed in determining how the expenses are allocated among us and the other MS BDCs. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. Additionally, we ultimately bear the costs of any sub-administration agreements into which our Administrator enters.

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

Multi-Class Exemptive Relief

On April 15, 2025, the SEC issued an order (the “Multi-Class Order”) granting our application for exemptive relief from sections 18(a)(2), 18(c), 18(i) and 61(a) under the 1940 Act. Under the terms of the Multi-Class Order, we are permitted to offer multiple classes of common units with varying sales loads and asset-based distribution and/or service fees. As of the date of this report, we have one class of common units, Class S Units, authorized and outstanding.

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

•
Operating as a BDC imposes numerous constraints on us and significantly reduces our operating flexibility.
•
We are subject to risks associated with the current interest rate environment and to the extent we use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income.
•
We depend upon our Adviser and Administrator for our success and upon their access to the investment professionals and partners of Morgan Stanley and its affiliates.
•
Our business model depends to a significant extent upon strong referral relationships with private equity sponsors.
•
We may not replicate the historical results achieved by other entities advised or sponsored by members of the Investment Committee, or by the Adviser or its affiliates.
•
Our financial condition and results of operations depend on our ability to manage future growth effectively.
•
The Adviser may frequently be required to make investment analyses and decisions on an expedited basis.
•
There are significant potential conflicts of interest that could affect our investment returns.
•
Our incentive fee structure may create incentives for the Adviser that are not fully aligned with the interests of our unitholders and may induce the Adviser to make speculative investments.
•
Our ability to enter into transactions with our affiliates is restricted.

•
We operate in a highly competitive market for investment opportunities.
•
We will be subject to corporate-level income tax if we are unable to qualify as a RIC.
•
We will need to raise additional capital to grow because we must distribute most of our income.
•
Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.
•
We are subject to risks associated with our Credit Facilities.
•
Failure to qualify as a BDC would decrease our operating flexibility.
•
The majority of our portfolio investments are recorded at fair value as determined in good faith by our Valuation Designee, under supervision of our Board of Directors, and, as a result, there may be uncertainty as to the value of our portfolio investments.
•
Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or unitholder approval, and we may temporarily deviate from our regular investment strategy.
•
The Adviser and Administrator can each resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time.
•
We are a non-diversified investment company within the meaning of the 1940 Act.
•
The liability of each of the Adviser and the Administrator is limited.

Risks Relating to Our Investments

•
Limitations of investment due diligence expose us to investment risk.
•
Our debt investments may be risky, and we could lose all or part of our investments.
•
Defaults by our portfolio companies will harm our operating results.
•
Inflation could adversely impact our portfolio companies and our results of our operations.
•
Subordinated liens on collateral securing debt investments that we will make to our portfolio companies may be subject to control by senior creditors with first priority liens.
•
Covenant-lite loans may expose us to different risks, including with respect to liquidity, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants.
•
Our investments in traded bank loans and other liquid debt securities of U.S. corporate issuers could include “covenant-lite” loans, which may expose us to different risks.
•
The lack of liquidity in our investments may adversely affect our business.
•
Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.
•
Our investments in OID and PIK instruments may expose us to investment risk.

•
Our portfolio companies may prepay loans, which may reduce our yields if capital returned cannot be invested in transactions with equal or greater expected yields.
•
We may be subject to risks associated with syndicated loans.
•
Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.
•
Because we generally do not hold controlling equity interests in our portfolio companies, we may not be able to exercise control over our portfolio companies.
•
We may suffer a loss if a portfolio company defaults on a loan and the underlying collateral is not sufficient.
•
We can offer no assurance that portfolio company management will be able to operate their companies in accordance with our expectations.
•
Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.
•
We may be subject to risks under hedging transactions and may become subject to risks if we invest in foreign securities.

Risks Relating to an Investment in Our Securities

•
Investing in our Units may involve an above average degree of risk.
•
Our Units are not listed, and we do not intend to list our Units, on an exchange.

•
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
•
There is a risk that you may not receive distributions.
•
We have not established any limit on the amount of funds we may use from available sources to fund distributions.
•
Investors will not know the purchase price per unit at the time they submit their subscription agreements.
•
If we are unable to raise substantial funds in our ongoing, continuous “best efforts” offering, we may be limited in the number and type of investments we may make
•
We intend, but are not required, to offer to repurchase Units on a quarterly basis.
•
The price at which we may repurchase Units pursuant to our Unit repurchase program will be determined in accordance with our Unit pricing policy and, as a result, there may be uncertainty as to the value of our Units.
•
We may be unable to invest a significant portion of the net proceeds of our offering of Units on acceptable terms.
•
The net asset value of our Units may fluctuate significantly.
•
Our unitholders may experience dilution in their ownership percentage.
•
Our unitholders will experience dilution in their ownership percentage if they opt out of our DRIP.

Regulation

We have elected to be regulated as a BDC under the 1940 Act. A BDC is a specialized investment vehicle that elects to be regulated under the 1940 Act as an investment company but is generally subject to less onerous requirements than other registered investment companies under a regime designed to encourage lending to U.S.-based small and mid-sized businesses. Unlike many similar types of investment vehicles that are restricted to being private entities, the stock of a BDC is permitted to trade in the public equity markets (although at least initially, we do not currently intend to list our Units to allow for such trading). BDCs are also eligible to elect to be treated as a RIC under Subchapter M of the Code. A RIC typically does not incur significant entity-level income taxes, because it is generally entitled to deduct distributions made to its equity holders. We have elected to be treated, and intend to qualify annually, as a RIC. See “Item 1. Business — Certain Material U.S. Federal Income Tax Considerations.”

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to our proposed business are the following:

(1)
Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
a.
Is organized under the laws of, and has its principal place of business in, the United States;
b.
Is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
c.
Satisfies either of the following:
i.
Does not have any class of securities listed on a national securities exchange or has any class of securities listed on a national securities exchange subject to a $250 million market capitalization maximum; or
ii.
Is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result, the BDC has an affiliated person who is a director of the eligible portfolio company.
(2)
Securities of any eligible portfolio company which we control.
(3)
Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
(4)
Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.
(5)
Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

(6)
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

Senior Securities

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of securities senior to our Units if our asset coverage, as defined in the 1940 Act, is at least equal to the percentage set forth in Section 61 of the 1940 Act that is applicable to us at such time. On October 26, 2021, our sole unitholder approved the application of the reduced asset coverage requirements in Section 61(a)(2) to us, effective as of October 27, 2021. As a result of the unitholder approval, effective October 27, 2021, the asset coverage ratio under the 1940 Act applicable to us decreased to 150% from 200%. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities as compared to $100 from borrowing and issuing senior securities for every $100 of net assets under 200% asset coverage. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any distribution to our unitholders or the repurchase of such securities or Units unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We are also permitted to borrow amounts up to 5% of the value of our total assets for temporary purposes without regard to asset coverage, which borrowings would not be considered senior securities, provided that any such borrowings in excess of 5% of the value of our total assets would be subject to the asset coverage ratio requirements of the 1940 Act, even if for temporary purposes. Regulations governing our operations as a BDC will affect our ability to raise, and the method of raising, additional capital, which may expose us to risks. We comply with the provisions of Section 61 of the 1940 Act governing capital structure and leverage on an aggregate basis with our wholly owned, consolidated subsidiaries.

Code of Ethics

We and our Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code of ethics may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code of ethics’ requirements. The code of ethics for each of the Adviser and the Company are available on our website at http://www.northhavenprivateincomefund.com and on the SEC’s website at www.sec.gov, and you may obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov.

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

A copy of the Adviser’s policies and procedures with respect to the voting of proxies relating to our portfolio securities is available without charge upon request. Unitholders may obtain information regarding how the Adviser voted proxies by making a written request for proxy voting information to: North Haven Private Income Fund LLC, c/o Morgan Stanley, 1585 Broadway, New York, NY 10036 Attn: Chief Compliance Officer.

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

Other

We are prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Independent Directors and, in some cases, prior approval by the SEC. We and our wholly owned, consolidated subsidiaries comply with the provisions of the 1940 Act related to affiliated transactions and custody (Section 17 as modified by Section 57).

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

Sarbanes-Oxley Act

The Sarbanes-Oxley Act imposes a variety of regulatory requirements on companies with a class of securities registered under the Exchange Act and their insiders. Many of these requirements affect us. For example:

•
Pursuant to Rule 13a-14 under the Exchange Act, our principal executive officer and principal financial officer must certify the accuracy of the financial statements contained in our periodic reports;
•
Pursuant to Item 307 under Regulation S-K under the Securities Act, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•
Pursuant to Rule 13a-15 under the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting, which may be required to be audited by our independent registered public accounting firm if at any time we are no longer eligible to rely on the exclusion provided in Section 404(c) of the Sarbanes Oxley Act; and
•
Pursuant to Item 308 of Regulation S-K under the Securities Act and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

It is not certain how all aspects of the Volcker Rule will be interpreted and applied, or what the impact of the Volcker Rule will have on us. In addition, the restrictions and limitations on Morgan Stanley and us may change in the future as the Federal Reserve and other agencies consider whether and how to revise and apply the Volcker Rule. We believe that we may perform our activities and services without violation of applicable U.S. banking laws and regulations. However, it is possible that future changes or clarifications in the BHCA and Volcker Rule, as well as judicial or administrative decisions or interpretations of present of future laws or regulations, could restrict (or possibly prevent) our ability to continue to conduct our operations as currently contemplated. In such event, we, the Adviser and/or Morgan Stanley may agree to make certain amendments or changes to the extent necessary to permit the Adviser to continue to provide services to us, while enabling us to continue to achieve our purposes and objectives.

Exclusion of the Adviser from Commodity Pool Operator Definition

Engaging in commodity interest transactions such as swap transactions or futures contracts for us may cause the Adviser to fall within the definition of “commodity pool operator” under the Commodity Exchange Act (the “CEA”) and related Commodity Futures Trading Commission, or the CFTC regulations. The Adviser claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of us on February 25, 2022 (the “Exclusion”) and, therefore, the Adviser is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of us. The Adviser intends to affirm the Exclusion on an annual basis, which current annual affirmation was filed by the Adviser on February 23, 2026.

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

A “U.S. unitholder” is a beneficial owner of our Units that is for U.S. federal income tax purposes:

•
A citizen or individual resident of the United States;
•
A corporation, or other entity treated as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States or any state thereof or the District of Columbia;
•
An estate, the income of which is subject to U.S. federal income taxation regardless of its source; or
•
A trust if either a U.S. court can exercise primary supervision over its administration and one or more U.S. persons have the authority to control all of its substantial decisions or the trust was in existence on August 20, 1996, was treated as a U.S. person prior to that date, and has made a valid election to be treated as a U.S. person.

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

Tax matters are very complicated, and the tax consequences to an investor of an investment in our Units will depend on the facts of his, her or its particular situation. We encourage investors to consult their own tax advisors regarding the specific consequences of such an investment, including tax reporting requirements, the applicability of U.S. federal, state, local and foreign tax laws, eligibility for the benefits of any applicable tax treaty, and the effect of any possible changes in the tax laws.

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

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•
Qualify to be regulated as a BDC under the 1940 Act at all times during each taxable year;
•
Derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities, and net income derived from interests in “qualified publicly traded partnerships” (partnerships that are traded on an established securities market or tradable on a secondary market, other than partnerships that derive 90% of their income from interest, dividends and other permitted RIC income) (the “90% Income Test”); and
•
Diversify our holdings so that at the end of each quarter of the taxable year:
o
At least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
o
No more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified publicly traded partnerships (the “Diversification Tests”).

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

A RIC is limited in its ability to deduct expenses in excess of its ICTI. If our deductible expenses in a given taxable year exceed our ICTI, we may incur a net operating loss for that taxable year. However, a RIC is not permitted to carry forward net operating losses to subsequent taxable years, and such net operating losses do not pass through to its unitholders. In addition, deductible expenses can be used only to offset ICTI, not net capital gain. A RIC may not use any net capital losses (that is, the excess of realized capital losses over realized capital gains) to offset its ICTI, but it may carry forward such net capital losses, and use them to offset future capital gains, indefinitely. Due to these limits on deductibility of expenses and net capital losses, we may for tax purposes have aggregate taxable income for several taxable years that we are required to distribute and that is taxable to our unitholders even if such taxable income is greater than the net income we actually earn during those taxable years.

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

A portfolio company in which we invest may face financial difficulties that require us to work-out, modify or otherwise restructure our investment in the portfolio company. Any such transaction could, depending upon the specific terms of the transaction, result in unusable capital losses and future non-cash income. Any such transaction could also result in our receiving assets that give rise to income that is not qualifying income for purposes of the 90% Income Test.

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

Under the Code, gains or losses attributable to fluctuations in foreign currency exchange rates that occur between the time we accrue interest income or other receivables or accrue expenses or other liabilities denominated in a foreign currency and the time we actually collect such receivables or pays such liabilities generally are treated as ordinary income or ordinary loss. Similarly, on disposition of some investments, including debt securities and certain forward contracts denominated in a foreign currency, gains or losses attributable to fluctuations in the value of foreign currency between the date of acquisition of the security or contract and the date of disposition also are treated as ordinary gain or loss. These gains and losses, referred to under the Code as “section 988” gains and losses, may increase or decrease the amount of our ICTI to be distributed to unitholders as ordinary income. For example, fluctuations in exchange rates may increase the amount of income that we must distribute in order to qualify for treatment as a RIC and to prevent application of an excise tax on undistributed income. Alternatively, fluctuations in exchange rates may decrease or eliminate income available for distribution. If section 988 losses exceed other ICTI during a taxable year, we would not be able to make ordinary distributions, or distributions made before the losses were realized would be re-characterized as a return of capital to unitholders for U.S. federal income tax purposes, rather than as ordinary dividend income, and would reduce each unitholder’s basis in units.

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

To the extent we borrow money or issue debt securities or any preferred units to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay interest or distributions on such debt securities or preferred units and the rate at which we invest these funds. In addition, we anticipate that many of our debt investments and borrowings will have floating interest rates that reset on a periodic basis, and many of our investments will be subject to interest rate floors. As a result, a significant change in market interest rates could have a material adverse effect on our net investment income. Rising interest rates on floating rate loans we make to portfolio companies could drive an increase in defaults or accelerated refinancings. Some portfolio companies may be unable to refinance into fixed rate loans or repay outstanding amounts, leading to a gradual decline in the credit quality of our portfolio. This change could also reduce our net investment income to the extent any debt investments have fixed interest rates, or floating interest rates subject to an interest rate cap below the then-current levels, and as a result such interest rates of these debt investments will not increase. In periods of rising interest rates, our cost of funds will also increase because we expect that the interest rates on the majority of amounts we borrow will be floating. In periods of declining interest rates, our net investment income could be reduced as the interest income earned on our floating rate debt investments declines and any new fixed rate debt may be issued at lower coupon rates. Additionally, in periods of declining interest rates, the rate of prepayments has historically tended to increase (as does price fluctuation) as borrowers are motivated to pay off debt and refinance at new lower rates. During such periods, we would expect reinvestment of the prepayment proceeds by us to generally be at lower rates of return than the return on the assets that were prepaid. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act and applicable commodities laws. These activities may limit our ability to benefit from lower interest rates with respect to hedged borrowings. In the past, we have entered into certain hedging transactions, such as interest rate swap agreements, to mitigate our exposure to adverse fluctuations in interest rates, and we may do so again in the future. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

We depend upon our Adviser and Administrator for our success and upon their access to the investment professionals and partners of Morgan Stanley and its affiliates.

We do not have any internal management capacity or employees. We depend on the diligence, skill and network of business contacts of the senior investment professionals of our Adviser to achieve our investment objective. We cannot assure you that we will replicate the historical results achieved for other Morgan Stanley funds, and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. We expect that the Adviser will evaluate, negotiate, structure, close and monitor our investments in accordance with the terms of the Investment Advisory Agreement. We can offer no assurance, however, that the senior investment professionals of the Adviser will continue to provide investment advice to us. The loss of any member of the Investment Committee or of other senior investment professionals of the Adviser and its affiliates could limit our ability to achieve our investment objective and operate as we anticipate. In addition, we can offer no assurance that the resources, relationships and expertise of Morgan Stanley will be available for every transaction or generally during the term of the Company. This could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Our financial condition and results of operations depend on our ability to manage future growth effectively.

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

Morgan Stanley currently invests and plans to continue to invest on its own behalf and on behalf of its Affiliated Investment Accounts in a wide variety of investment opportunities in North America, Europe and elsewhere. Morgan Stanley and, to the extent consistent with applicable law, exemptive relief and/or the Adviser’s allocation policies and procedures, its Affiliated Investment Accounts will be permitted to invest in investment opportunities without making such opportunities available to us beforehand. Subject to the requirements of any applicable exemptive relief, Morgan Stanley may offer investments that fall into the investment objectives of an Affiliated Investment Account to such account or make such investment on its own behalf, even though such investment also falls within our investment objectives. We may invest in opportunities that Morgan Stanley and/or one or more Affiliated Investment Accounts have declined, and vice versa. The Adviser and/or one or more of its affiliates has in the past and may in the future enter into one or more contractual arrangements with Syndication Partners including certain third parties that may or may not be advisory clients of the Adviser, whereby, subject to certain investment criteria, the Adviser would agree to present such third parties with certain co-investment opportunities alongside the MS Private Credit platform, including us. All of the foregoing may reduce the number of investment opportunities available to us and may create conflicts of interest in allocating investment opportunities among the Company and the Affiliated Investment Accounts, including any proprietary accounts of Morgan Stanley. Our Adviser has established allocation policies and procedures and will continue to allocate opportunities among one or more of the Company, such Affiliated Investment Accounts and Syndication Partners in accordance with the terms of such policies and procedures. Investors should note that such allocation decisions may not be resolved to our advantage. There can be no assurance that we will have an opportunity to participate in certain opportunities that fall within our investment objectives.

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

For federal income tax purposes, we may be required to recognize taxable income in some circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our tax treatment as a RIC and/or minimize corporate-level U.S. federal income or excise tax. Under such circumstances, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. See “Item 1. Business –Certain Material U.S. Federal Income Tax Considerations—Election to be Taxed as a RIC.” This difficulty in making the required distribution may be amplified to the extent that we are required to pay the incentive fee on income with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.

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

We do not intend to limit investment by employee benefit plans or other investors that may be subject to ERISA or Section 4975 of the Code. We anticipate that our Units will continue to be a “publicly offered security” for purposes of ERISA. However, if at any time any class of our Units are not considered a “publicly-offered security” for purposes of ERISA, the Company may be deemed to hold “plan assets” subject to ERISA and Section 4975 of the Code. If any portion of the Company’s assets are deemed to be “plan assets” for purposes of ERISA and/or Section 4975 of the Code, the Company may be restricted from making certain otherwise desirable investments or entering into otherwise desirable transactions. In particular, because of the broad, global nature of Morgan Stanley’s business and the potential conflicts raised by those activities, it is possible that there could be numerous transactions that the Company is not permitted to participate in under ERISA and/or Section 4975 of the Code. However, if the Units continue to qualify as a “publicly-offered security” under ERISA, or if the Company establishes that “benefit plan investors” (as defined under ERISA) in the aggregate hold less than 25% of the total value of each class of equity interest in the entity, the Company’s assets would not be considered to be plan assets.

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

We may, however, invest alongside our Adviser’s and/or its affiliates’ other clients, in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations, guidance and exemptive relief orders. However, although the Adviser endeavors to fairly allocate investment opportunities in the long-run, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time. The SEC has granted us and our Adviser the Order, that allows us to enter into certain negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Entities (each as defined in the Order) in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the conditions specified in the Order. Pursuant to the Order, we are able to enter into certain negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Entities (each as defined in the Order), in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. The Order contains certain conditions and requires the Board to maintain oversight of our participation in the co-investment program. The Order also requires a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors to make certain conclusions pursuant to Section 57(f) of the 1940 Act in connection with certain co-investment transactions, including co-investment transactions in which an affiliate is an existing investor in the portfolio company, non-pro rata follow on investments and non-pro rata dispositions of investments.

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

For U.S. federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as the accretion of OID. This may arise if we receive warrants in connection with the making of a loan and in other circumstances, or through contracted PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such OID, which could be significant relative to our overall investment activities, or increases in loan balances as a result of contracted PIK arrangements, are included in our income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we do not receive in cash.

That part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that may include interest that has been accrued but not yet received in cash, such as market discount, debt instruments with PIK interest, preferred units with PIK dividends and zero coupon securities. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible, and the Adviser will have no obligation to refund any fees it received in respect of such accrued income.

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

For any taxable year that we are not treated as a “publicly offered regulated investment company,” which status is acquired as a result of either (1) our Units and preferred units collectively being held by at least 500 persons at all times during a taxable year, (2) our Units are continuously offered pursuant to a public offering (within the meaning of Section 4 of the Securities Act) or (3) our Units being treated as regularly traded on an established securities market, each U.S. unitholder that is an individual, trust or estate will be treated as having received a dividend for U.S. federal income tax purposes from us in the amount of such U.S. unitholder’s allocable share of the management fee paid to our investment adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. unitholder. Miscellaneous itemized deductions generally are not deductible by a U.S. unitholder that is an individual, trust or estate. See “Item 1. Business – Certain Material U.S. Federal Income Tax Considerations – Taxation of U.S. Unitholders.”

Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital. As a BDC, the necessity of raising additional capital exposes us to risks, including the typical risks associated with leverage.

We may issue debt securities or preferred units and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are currently permitted to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy the applicable asset coverage ratio. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to holders of our Units. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss.

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

The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. The amount of leverage that we employ will be subject to the restrictions of the 1940 Act and the supervision of our Board of Directors. At the time of any proposed borrowing, the amount of leverage we employ will also depend on our Adviser’s assessment of market and other factors. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us. For example, due to the interplay of the 1940 Act restrictions on principal and joint transactions and the U.S. risk retention rules adopted pursuant to Section 941 of Dodd-Frank, as a BDC we are limited in our ability to enter into any securitization transactions. We cannot assure you that the SEC or any other regulatory authority will modify such regulations or provide administrative guidance that would give us greater flexibility to enter into securitizations. We have in the past and may in the future issue senior debt securities to banks, insurance companies and other lenders. Lenders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common unitholders, and we would expect such lenders to seek recovery against our assets in the event of a default. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instruments we may enter into with lenders. Under the terms of any credit facility or debt instrument we enter into, we are likely to be required to comply with certain financial and operational covenants. Failure to comply with such covenants could result in a default under the applicable credit facility or debt instrument if we are unable to obtain a waiver from the applicable lender or holder, and such lender or holder could accelerate repayment under such indebtedness and negatively affect our business, financial condition, results of operations and cash flows. In addition, under the terms of any credit facility or other debt instrument we enter into, we are likely to be required by its terms to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our equity stake in a leveraged investment.

Similarly, any decrease in our net investment income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions on our Units or any outstanding preferred units. Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. Our common unitholders bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to the Adviser.

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

The following table illustrates the effect of leverage on returns from an investment in our Units as of December 31, 2025, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to common unitholders assuming actual asset coverage as of December 31, 2025 (1)	(27.4)%	(17.1)%	(6.8)%	3.6%	13.9%

(1)
Assumes $6,973.1 million in total assets, $3,290.8 million in debt outstanding and $3,379.8 million in net assets as of December 31, 2025, and an average cost of funds of 6.9%, which is our weighted average interest rate as of December 31, 2025, excluding unused fees and financing costs.

Based on our outstanding indebtedness of $3,291 million as of December 31, 2025 and the weighted average annual interest rate of 6.9% (excluding unused fees and financing costs), our investment portfolio would have been required to experience an annual return of at least 3.3% to cover annual interest payments on the outstanding debt.

We are subject to risks associated with our Credit Facilities.

We have entered into a senior secured revolving credit agreement with the Company, as borrower, ING, as administrative agent, Sumitomo Mitsui Banking Corporation, MUFG Union Bank, N.A., and Truist Securities, Inc. as joint lead arrangers, and the lenders from time to time party thereto (as amended, restated, supplemented or otherwise modified from time to time, the “ING Facility”).

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

SLIC Financing SPV LLC, our wholly owned subsidiary, us, as successor by merger to SL Investment Corp., as parent and servicer and a pledgor, U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary, JP Morgan Chase Bank, N.A., as administrative agent (“JPM”), the lenders party thereto, and the issuing banks party thereto (as amended, restated, supplemented or otherwise modified from time to time, the “JPM Facility”).

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

The majority of our portfolio investments take the form of securities for which no market quotations are readily available. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by our Valuation Designee (as defined below), subject to oversight by the Board, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Note 5. Fair Value Measurements” in the notes to our consolidated financial statements, most, if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 under ASC Topic 820, Fair Value Measurements (“ASC 820”). This means that our portfolio valuations are based on unobservable inputs and our Valuation Designee’s assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which may include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.

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

We have retained the services of independent service providers to review the valuation of these securities. The valuation of all or a portion of our portfolio investments for which a market quote is not readily available will be reviewed by an independent valuation firm at least quarterly or more often as determined by the Valuation Designee or the Board. The types of factors that our Valuation Designee, under the supervision of our Board of Directors, may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities, including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and in particular, the valuations of private securities and private companies, are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates, and thus our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

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

There are risks associated with any potential merger with or purchase of assets of another fund.

The Adviser may in the future recommend to our Board that we merge with or acquire all or substantially all of the assets of one or more funds including a fund that could be managed by the Adviser or its affiliates (including another BDC). We do not expect that the Adviser would recommend any such merger or asset purchase unless it determines that it would be in the best interest of us and our unitholders, with such determination dependent on factors it deems relevant, which may include our historical and projected financial performance and any proposed merger partner, portfolio composition, potential synergies from the merger or asset sale, available alternative options and market conditions. In addition, no such merger or asset purchase would be consummated absent the meeting of various conditions required by applicable law or contract, at such time, which may include approval of the board of directors and common equity holders of both funds. If the Adviser is the investment adviser of both funds, various conflicts of interest would exist with respect to any such transaction. Such conflicts of interest may potentially arise from, among other things, differences between the compensation payable to the Adviser by us and by the entity resulting from such a merger or asset purchase or efficiencies or other benefits to the Adviser as a result of managing a single, larger fund instead of two separate funds.

The Adviser can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

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

We could invest in portfolio companies in the software industry, and a downturn in the industry could significantly impact the aggregate returns we realize on such investments. For example, portfolio companies in the software industry are subject to a number of risks. The revenue, income (or losses) and valuations of software and other technology-related companies can and often do fluctuate suddenly and dramatically. In addition, because of rapid technological change, the average selling prices of software products have historically decreased over their productive lives. As a result, the average selling prices of software offered by our portfolio companies may decrease over time, which could adversely affect their operating results and, correspondingly, the value of any securities that we may hold. Additionally, companies operating in the software industry are subject to vigorous competition, changing technology, changing client and end-consumer needs, evolving industry standards and frequent introductions of new products and services. Our portfolio companies in the software industry could compete with companies that are larger and could be engaged in a greater range of businesses or have greater financial, technical, sales or other resources than our portfolio companies do. Our portfolio companies could lose market share if their competitors introduce or acquire new products that compete with their software and related services or add new features to existing products. Any deterioration in the results of our portfolio companies due to competition or otherwise could, in turn, materially adversely affect our business, financial condition and results of operations.

The liability of each of the Adviser and the Administrator is limited, and we have agreed to indemnify each against certain liabilities, which may lead them to act in a riskier manner on our behalf than each would when acting for its own account.

Under the Investment Advisory Agreement, the Adviser does not assume any responsibility to us other than to render the services called for under that agreement, and it is not responsible for any action of our Board of Directors in following or declining to follow the Adviser’s advice or recommendations. Under the terms of the Investment Advisory Agreement, the Adviser, its directors, trustees, officers, equityholders or members (and their equityholders or members, including the owners of their equityholders or members), agents, employees, any person controlling or controlled by the Adviser, any other person affiliated with the Adviser and any other person or entity acting on behalf of the Adviser are not liable to us or any equityholders for acts or omissions performed by the Adviser in accordance with any of its duties or obligations under the Investment Advisory Agreement or otherwise as investment adviser of the Company (except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty with respect to the receipt of compensation for services), except where attributable to the willful misfeasance, bad faith or gross negligence in the performance of such person’s obligations or duties or by reason of reckless disregard of the Adviser’s duties or obligations under the Investment Advisory Agreement. In addition, we have agreed to indemnify the Adviser and each of its directors, trustees, officers, equityholders or members (and their equityholders or members, including the owners of their equityholders or members), agents, employees, any person controlling or controlled by the Adviser, any other person affiliated with the Adviser and any other person or entity acting on behalf of the Adviser from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with the performance of such person’s duties or obligations under the Investment Advisory Agreement or otherwise as an investment adviser to the Company, except where attributable to the willful misfeasance, bad faith or gross negligence in the performance of the Adviser’s duties or by reason of reckless disregard of the Adviser’s obligations or duties under the Investment Advisory Agreement, subject to the provisions of the Company’s organizational documents, the 1940 Act, and the laws of the State of New York. Under the Administration Agreement, the Administrator and certain specified parties providing administrative services pursuant to that agreement are not liable to us or our unitholders for, and we have agreed to indemnify them for, any claims or losses arising out of the good faith performance of their duties or obligations under the Administration Agreement, except where attributable to the willful misfeasance, bad faith or gross negligence or by reason of reckless disregard of the Administrator’s duties or obligations under the Administration Agreement, subject to the provisions of the 1940 Act. These protections may lead the Adviser or the Administrator to act in a riskier manner when acting on our behalf than it would when acting for its own account.

We may invest in derivatives or other assets that expose us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.

We may invest in derivatives and other assets that are subject to many of the same types of risks related to the use of leverage. Derivative transactions, if any, will generally create leverage for us and involve significant risks. The primary risks related to derivative transactions include counterparty, correlation, liquidity, leverage, volatility, over-the-counter trading, operational and legal risks. In addition, a small investment in derivatives could have a large potential impact on our performance, effecting a form of investment leverage on our portfolio. In certain types of derivative transactions, we could lose the entire amount of our investment; in other types of derivative transactions the potential loss is theoretically unlimited.

Rule 18f-4 under the 1940 Act requires BDCs that use derivatives to be subject to a value-at-risk leverage limit and requires the adoption and implementation of a derivatives risk management program that is reasonably designed to identify, assess and manage its derivatives transaction trading risk, subject to certain exceptions. Additionally, subject to certain conditions, funds that do not invest heavily in derivatives may be deemed limited derivatives users and would not be subject to the full requirements of Rule 18f-4. The Company intends to operate under the limited derivatives user exemption of Rule 18f-4 and has adopted written policies and procedures reasonably designed to manage the Company’s derivatives risk pursuant to Rule 18f-4. In connection with the adoption of Rule 18f-4, the SEC also eliminated the asset segregation and cover framework arising from prior SEC guidance for covering derivatives and certain financial instruments. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

Rule 18f-4 also permits us to enter into reverse repurchase agreements or similar financing transactions notwithstanding the senior security provision of the 1940 Act if we aggregate the amount of indebtedness associated with our reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness when calculating the asset coverage ratios as discussed herein. In addition, under the “delayed-settlement securities” provision of Rule 18f-4, we are permitted to invest in a security on a when-issued or forward-settling basis, or with a non-standard settlement cycle, and the transaction will be deemed not to involve a senior security under the 1940 Act, provided that (i) we intend to physically settle the transaction and (ii) the transaction will settle within 35 days of its trade date. We may otherwise engage in such transaction as a “derivatives transaction” for purposes of compliance with the rule. Furthermore, we are permitted to enter into an unfunded commitment agreement, and such unfunded commitment agreement will not be subject to the asset coverage requirements under the 1940 Act if we reasonably believe, at the time we enter into such agreement, that we will have sufficient cash and cash equivalents to meet our obligations with respect to all such agreements as they come due. We cannot predict the effects of these requirements.

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

We may experience fluctuations in our periodic operating results.

We could experience fluctuations in our periodic operating results due to a number of factors, including the interest rate payable on the debt securities we acquire, the default rate on such securities, the number and size of investments we originate or acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. In light of these factors, results for any period should not be relied upon as being indicative of our performance in future periods.

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

Investments in private middle-market companies involve a number of significant risks. Generally, little public information exists about these companies, and we rely on the ability of the Adviser’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. Further, these companies may not have third-party debt ratings or audited financial statements. We must therefore rely solely on the ability of the Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies, which information may not include all information or resources which may be available from other areas of Morgan Stanley. If the Adviser is unable to uncover all material information about these companies, it may not make a fully informed investment decision, and we may lose money on our investments. Middle-market companies generally have less predictable operating results and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. Middle-market companies may have limited financial resources, may have difficulty accessing the capital markets to meet future capital needs and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees we may have obtained in connection with our investment. In addition, such companies typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Additionally, middle-market companies are more likely to depend on the management talents and efforts of a small group of persons. Therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us. Middle-market companies also may be parties to litigation and may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence. In addition, our executive officers, directors and the Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments.

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

Certain loans in our portfolio may consist of “covenant-lite” loans. Generally, covenant-lite loans permit borrowers more opportunity to negatively impact lenders because such loans may not require the borrower to maintain debt service or other financial ratios and do not include terms which allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. Accordingly, to the extent we invest in covenant-lite loans, we may have less protection from borrower actions and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants. Ownership of covenant-lite loans may expose us to different risks, including with respect to liquidity, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants. As of December 31, 2025, approximately 51% of our portfolio, measured as percent of gross commitments, is in loans that are considered “covenant-lite.”

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

In connection with the disposition of an investment in a portfolio company, we may be required to make representations about the business and financial affairs of the portfolio company, or may be responsible for the contents of disclosure documents under applicable securities laws. We may also be required to indemnify the purchasers of such investment or underwriters to the extent that any such representations or disclosure documents turn out to be incorrect, inaccurate or misleading. These arrangements may result in contingent liabilities, for which we may establish reserves or escrows. However, we can offer no assurance that we will adequately reserve for our contingent liabilities and that such liabilities will not have an adverse effect on us. Such contingent liabilities might ultimately have to be funded by proceeds, including the return of capital, from our other investments.

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

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our Valuation Designee, under the supervision of our Board of Directors. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:

•
a comparison of the portfolio company’s securities to publicly traded securities;
•
the enterprise value of the portfolio company;
•
the nature and realizable value of any collateral;
•
the portfolio company’s ability to make payments and its earnings and discounted cash flow;
•
the markets in which the portfolio company does business;
•
the changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future; and
•
other relevant factors.

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

To the extent that we invest in OID or PIK instruments and the accretion of OID or PIK interest income constitutes a portion of our income, we will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash, including the following:

•
the interest rates on PIK loans are higher to reflect the time-value of money on deferred interest payments and the higher credit risk of borrowers who may need to defer interest payments, and PIK instruments generally represent a significantly higher credit risk than coupon loans;
•
OID and PIK instruments may have unreliable valuations because the accruals require judgments about ultimate collectability of the deferred payments and the value of any associated collateral;
•
an election to defer PIK interest payments by adding them to the principal on such instruments increases our future investment income which increases our net assets and, as such, increases the Adviser’s future management fees which, thus, increases the Adviser’s future income incentive fees at a compounding rate;
•
market prices of OID and PIK instruments and other zero-coupon instruments are affected to a greater extent by interest rate changes, and may be more volatile than instruments that pay interest periodically in cash. While PIK instruments are usually less volatile than zero-coupon debt instruments, PIK instruments are generally more volatile than cash pay securities;
•
the deferral of PIK interest on an instrument increases the loan-to-value ratio, which is a measure of the riskiness of a loan, with respect to such instrument;
•
even if the conditions for income accrual under GAAP are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan;
•
for accounting purposes, cash distributions to investors representing OID income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of OID income may come from the cash invested by investors, the 1940 Act does not require that investors be given notice of this fact;
•
the required recognition of OID or PIK interest for U.S. federal income tax purposes may have a negative impact on liquidity, as it represents a non-cash component of our investment company taxable income that may require cash distributions to shareholders in order to maintain our ability to maintain tax treatment as a RIC for U.S. federal income tax purposes; and
•
OID may create a risk of non-refundable cash payments to the Adviser based on non-cash accruals that may never be realized.

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

Additionally, our portfolio companies may be subject to certain so-called sustainability risks, or ESG events or conditions that, if they occur, could cause an actual or potential material impact on the value of the Company, including, but not limited to, the following:

•
Climate change risks include both global warming driven by human emissions of greenhouse gases and the resulting large-scale shifts in weather patterns. Risks associated with climate change include transition risks (policy changes, reputational impacts and shifts in market preferences, norms and technology) and physical risk (physical impacts of climate change such as droughts, floods or thawing ground);
•
Natural resource risks including rising costs from resource scarcity or resource usage taxes and systemic risk from biodiversity loss;
•
Pollution and waste risks including liabilities associated with contamination and waste management costs;
•
Human capital risks include declining employee productivity, attrition and turnover costs, pandemics and supply chain reputational risks or disruption;
•
Community risks factors including loss of license to operate, operational disruptions caused by protests or boycotts and systematic inequality and instability;
•
Security and safety risks such as consumer security, data privacy and security; and
•
Other climate-related conditions and events that present risks related to the physical impacts of the climate and risks related to a potential transition to a lower carbon economy.

We have not yet identified all of the portfolio company investments we will acquire and we may have difficulty sourcing investment opportunities.

We have not yet identified all of the potential investments for our portfolio that we will acquire with the proceeds of any sales of our securities or repayments of investments currently in our portfolio, and we cannot assure investors that we will be able to locate a sufficient number of suitable investment opportunities to allow us to deploy all available capital successfully. Privately negotiated investments in loans and illiquid securities of private, middle-market companies require substantial due diligence and structuring, and we cannot assure you that we will achieve our anticipated investment pace. As a result, investors will be unable to evaluate any future portfolio company investments prior to purchasing our Units. The Adviser selects all of our investments, and our unitholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our securities. Until such appropriate investment opportunities can be found, we may also invest the net proceeds in cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less from the date of investment. We expect these temporary investments to earn yields substantially lower than the income that we expect to receive in respect of our targeted investment types. As a result, any distributions we make during this period may be substantially smaller than the distributions that we expect to pay when our portfolio is fully invested. To the extent we are unable to deploy all available capital, our investment income and, in turn, our results of operations, will likely be materially adversely affected. There is no assurance that we will be able to consummate investment transactions or that such transactions will be successful.

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in seeking to:

•
increase or maintain in whole or in part our position as a creditor or equity ownership percentage in a portfolio company;
•
exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or
•
preserve or enhance the value of our investment.

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

To the extent that we do not hold controlling equity interests in portfolio companies, we will have a limited ability to protect our position in such portfolio companies. We may also co-invest with third parties through partnerships, joint ventures or other entities. Such investments may involve risks in connection with such third-party involvement, including the possibility that a third-party co-investor may have economic or business interests or goals that are inconsistent with ours or may be in a position to take (or block) action in a manner contrary to our investment objective. In those circumstances where such third parties involve a management group, such third parties may receive compensation arrangements relating to such investments, including incentive compensation arrangements. We do not currently intend to create or acquire primary control of any entity that primarily engaged in investment activities in securities or other assets, other than entities wholly owned by us.

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

The rights we may have with respect to the collateral securing any junior priority loans, including any “last out” pieces of tranched first lien loans, we make to our portfolio companies may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into (or the absence of an intercreditor agreement) with the holders of senior debt. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens:

•
the ability to cause the commencement of enforcement proceedings against the collateral;
•
the ability to control the conduct of such proceedings;
•
the approval of amendments to collateral documents;
•
the releases of liens on the collateral; and
•
the waivers of past defaults under collateral documents.

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

We have entered, and may in the future enter, into hedging transactions, which may expose us to risks associated with such transactions. We may seek to utilize instruments such as interest rate swaps, caps, collars and floors and, if we were to invest in foreign securities, we could use instruments such as forward contracts or currency options and borrow under a credit facility in currencies selected to minimize our foreign currency exposure. In each such case, we would seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates and the relative value of certain debt securities from changes in market interest rates. Use of these hedging instruments may include counter-party credit risk. To the extent we have non-U.S. investments, particularly investments denominated in non-U.S. currencies, our hedging costs will increase. Hedging against a decline in the values of our portfolio positions would not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions declined. However, such hedging could establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions could also limit the opportunity for gain if the values of the underlying portfolio positions increased. Moreover, it might not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

The success of our hedging strategy will depend on our ability to correctly identify appropriate exposures for hedging. In connection with the Series A Notes, Series B Notes, Series C Notes, Series D Notes and the 2028 Notes (each as defined below), which bear interest at fixed rates, we entered into interest rate swaps to continue to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. However, unanticipated changes in currency exchange rates or other exposures that we might hedge may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary, as may the time period in which the hedge is effective relative to the time period of the related exposure. Also, where a put or call option on a particular security is purchased to hedge against price movements in a related security, the price of the put or call option may move more or less than the price of the related security. If restrictions on exercise were imposed, we might be unable to exercise an option we had purchased. If we were unable to close out an option that we had purchased on a security, it would have to exercise the option in order to realize any profit or the option may expire worthless. For a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the positions being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Income derived from hedging transactions also is not eligible to be distributed to non-U.S. stockholders free from withholding taxes. Changes to the regulations applicable to the financial instruments we use to accomplish our hedging strategy could affect the effectiveness of that strategy.

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

There is a risk that you may not receive distributions or that our distributions may not grow over time, and a portion of our distributions may be a return of capital.

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

Unitholders should understand that any distributions made from sources other than cash flow from operations or relying on fee or expense reimbursement waivers, if any, from the Adviser or the Administrator are not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser or the Administrator continues to make such expense reimbursements, if any. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, how quickly we invest the proceeds from any securities offerings and the performance of our investments. Unitholders should also understand that any future repayments to the Adviser will reduce the distributions they would otherwise receive. There can be no assurance that we will achieve such performance in order to sustain these distributions or be able to pay distributions at all. The Adviser and the Administrator have no obligation to waive fees or receipt of expense reimbursements, if any.

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

We will notify our unitholders of such developments: (i) in our quarterly reports or (ii) by means of a separate mailing to you, accompanied by disclosure in a current or periodic report under the Exchange Act. In addition, under the quarterly unit repurchase program, we will have discretion to not repurchase Units, to suspend the program, and to cease repurchases. Further, the program may have many limitations and should not be relied upon as a method to sell units promptly and at a desired price.

The timing of our repurchase offers pursuant to our unit repurchase program may be at a time that is disadvantageous to our unitholders, and, to the extent you are able to sell your Units under the program, you may not be able to recover the amount of your investment in our Units.

When we make repurchase offers pursuant to the unit repurchase program, we may offer to repurchase Units at a price that is lower than the price an investor paid for our Units. As a result, to the extent an investor has the ability to sell their Units pursuant to our unit repurchase program, the price at which they may sell Units, to any person controlling or controlled by the Adviser, any other person affiliated with the Adviser and any other person or entity, may be lower than the amount an investor paid in connection with the purchase of Units in this offering.

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

Before making investments, we may invest the net proceeds of the Private Offering primarily in cash, cash-equivalents, U.S. government securities, repurchase agreements, and/or other high-quality debt instruments maturing in one year or less from the time of investment. This will produce returns that are significantly lower than the returns which we expect to achieve when our portfolio is fully invested in securities and loans meeting our investment objective. As a result, any distributions that we pay while our portfolio is not fully invested may be lower than the distributions that we may be able to pay when our portfolio is fully invested in securities meeting our investment objective.

The net asset value of our Units may fluctuate significantly.

The net asset value and liquidity, if any, of the market for our Units may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•
Changes in the value of our portfolio of investments and derivative instruments as a result of changes in market factors, such as interest rate shifts, and also portfolio specific performance, such as portfolio company defaults, among other reasons;
•
Changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
•
Loss of RIC tax treatment or BDC status;
•
Distributions that exceed our net investment income and net income as reported according to U.S. GAAP;
•
Changes in earnings or variations in operating results;
•
Changes in accounting guidelines governing valuation of our investments;
•
Any shortfall in revenue or net income or any increase in losses from levels expected by investors;
•
Departure of our Adviser or certain of its key personnel;
•
Inability of the Adviser to employ additional experienced investment professionals;
•
General economic trends and other external factors;
•
Escalation of geopolitical tensions and disruptions in local, regional, national and global markets and economies affected thereby, including the potential for volatility in energy prices and other supply chain issues and disruptions related to tariffs and other trade or sanctions issues and the impact of such events on the industries in which we invest;
•
Inflation, and its impact on our portfolio companies and on the industries in which we invest;
•
Loss of a major funding source;

•
The impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks; and
•
The economic and other impacts of disease outbreaks, pandemics, or any other serious public health concern in the United States as well as worldwide.

Our unitholders may experience dilution in their ownership percentage.

Our unitholders do not have preemptive rights to purchase any Units we issue in the future. To the extent that we issue additional equity interests at or below net asset value, your percentage ownership interest in us may be diluted. In addition, depending upon the terms and pricing of any future sales of Units and the value of our investments, you may also experience dilution in the book value and fair value of your Units.

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

We have an “opt out” DRIP pursuant to which unitholders will have their cash distributions (net of applicable withholding tax) automatically reinvested in additional Units unless they elect to receive their distributions in cash. As a result, our unitholders that “opt out” of our DRIP will experience dilution in their ownership percentage of our Units over time. See “Item 1. Business—Distribution Reinvestment Plan.”

Our unitholders may receive our Units as distributions, which could result in adverse tax consequences to them.

In order to satisfy the Annual Distribution Requirement applicable to RICs, we will have the ability to declare a large portion of a distribution in our Units instead of in cash. Revenue procedures issued by the IRS, allow a publicly offered regulated investment company (as defined in the Code) to distribute its own stock as a distribution for the purpose of fulfilling its distribution requirements, if certain conditions are satisfied. As long as a portion of such distribution is paid in cash (which portion may be as low as 20% of such distribution) and certain requirements are met, the entire distribution will be treated as a distribution for U.S. federal income tax purposes. As a result, a unitholder generally would be subject to tax on 100% of the fair market value of the distribution on the date the distribution is received by the unitholder in the same manner as a cash distribution, even though most of the distribution was paid in our Units. We do not currently intend to pay dividends in Units.

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

Persons with the right to appoint a director or who hold 10% or more of our Units may be subject to Section 16(b) of the Exchange Act, which recaptures for the benefit of the issuer profits from the purchase and sale of securities (except exempted securities) within a six-month period.

Risks Relating to the Notes

The Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we may incur. Additionally, the Notes are not guaranteed by Morgan Stanley.

On March 16, 2023, the Company entered into a Master Note Purchase Agreement (the “March 2023 NPA”) governing the issuance of (i) $204.0 million in aggregate principal amount of Series A Senior Notes, Tranche A, due March 16, 2026 (the “Series A 2026 Notes”), which Series A 2026 Notes were redeemed in full by the Company pursuant to the March 2023 NPA on December 17, 2025 and (ii) $146.0 million in aggregate principal amount of Series A Senior Notes, Tranche B, due March 16, 2028 (the “Series A 2028 Notes” and together with the Series A 2026 Notes, the “Series A Notes”) to certain qualified institutional investors in a private placement. On August 10, 2023, the Company entered into a Master Note Purchase Agreement (the “August 2023 NPA”) governing the issuance of $107.0 million in aggregate principal amount of Series B Senior Notes, Tranche A, due August 10, 2026 (the “Series B 2026 Notes”) and the issuance of $128.0 million in aggregate principal amount of Series B Senior Notes, Tranche B, due August 10, 2028 (the “Series B 2028 Notes” and, together with the Series B 2026 Notes, the “Series B Notes”). On December 1, 2023, the Company entered into the First Supplement, dated as of December 1, 2023 of the August 2023 NPA (the “First Supplement”) governing the issuance of $136.5 million in aggregate principal amount of Series C Senior Notes, Tranche A, due March 1, 2027 (the “Series C 2027 Notes”) and the issuance of $163.5 million in aggregate principal amount of Series C Senior Notes, Tranche B, due March 1, 2029 (the “Series C 2029 Notes” and together with the Series C 2027 Notes, the “Series C Notes”) to certain qualified institutional investors in a private placement. On August 5, 2024, the Company entered into the Second Supplement, dated as of August 5, 2024 of the August 2023 NPA (the “Second Supplement” and together with the March 2023 NPA, and the First Supplement, the “NPAs”) governing the issuance of $100.0 million in aggregate principal amount of Series D Senior Notes, Tranche A, due August 5, 2027 (the “Series D 2027 Notes”) and the issuance of $200.0 million in aggregate principal amount of Series D Senior Notes, Tranche B, due August 5, 2029 (the “Series D 2029 Notes” and together with the Series D 2027 Notes, the “Series D Notes”) to certain qualified institutional investors in a private placement. On October 1, 2024, the Company issued $300.0 million in aggregate principal amount of 5.750% notes due 2030 (the “2030 Notes”), pursuant to a Base Indenture dated October 1, 2024 (the “Base Indenture”) between the Company and U.S. Bank Trust Company, National Association (the “Trustee”), as supplemented by the First Supplemental Indenture dated October 1, 2024 (the “First Supplemental Indenture” and together with the Base Indenture, the “February 2030 Notes Indenture”). On September 25, 2025, the Company issued $300.0 million in aggregate principal amount of 5.125% notes due 2028 (the “2028 Notes” and together with the Series A 2028 Notes, Series B Notes, Series C Notes, Series D Notes and 2030 Notes, the “Notes”), pursuant to the Base Indenture, as supplemented by the Second Supplement Indenture dated September 25, 2025 between the Company and the Trustee (the “Second Supplemental Indenture” and together with the Base Indenture, the “2028 Notes Indenture” and together with the 2030 Notes Indenture, the “Indentures”).

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

The 2030 Notes and 2028 Notes are obligations exclusively of the Company and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the 2030 Notes or the 2028 Notes and the 2030 Notes and the 2028 Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. Although the Series A Notes, Series B Notes, Series C Notes and Series D Notes are guaranteed by certain of our subsidiaries, such notes are not secured by any of the assets of our subsidiaries and are effectively subordinated to any secured indebtedness our subsidiaries have outstanding or that our subsidiaries may incur in the future.

As of December 31, 2025, approximately $1,720.9 million of the indebtedness required to be consolidated on our balance sheet was held through subsidiary financing vehicles and/or secured by assets of the Company and its subsidiaries. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors, including trade creditors, and holders of preferred stock, if any, of our subsidiaries will have priority over our claims (and therefore the claims of our creditors, including the holders of the Notes) with respect to the assets of such subsidiaries. Even if we were recognized as a creditor of one or more of our subsidiaries, our claims (and therefore the claims of our creditors, including the holders of the Notes) would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the Notes are subordinated structurally to all existing indebtedness and other liabilities of any of our subsidiaries and the 2030 Notes and 2028 Notes are subordinated structurally to all indebtedness of any subsidiaries that we may in the future acquire or establish as financing vehicles or otherwise. All of the existing indebtedness of our subsidiaries is structurally senior to the Notes. In addition, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to the 2030 Notes and 2028 Notes.

A downgrade, suspension or withdrawal of the credit rating assigned by a rating agency to us or the Notes, if any, could cause the liquidity or market value of the Notes to decline significantly.

Our credit ratings are an internal assessment by rating agencies of our ability to pay our debts when due. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of the Notes or other debt securities we may issue. Our credit ratings, however, may not reflect the potential impact of risks related to market conditions generally or other factors discussed above on the market value of or trading market of our debt securities, if any. These credit ratings may not reflect the potential impact of risks relating to the structure or marketing of the Notes or an investment in other debt securities we may issue. Credit ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization in its sole discretion. We undertake no obligation to maintain our credit ratings or to advise any holders of the Notes of any changes in our credit ratings, except as may be required under the terms of any applicable indenture or other governing document, including the NPAs.

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

The condition of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future, which could have an adverse effect on the market prices, if any, or values of the Notes. In general, as market interest rates rise, debt securities bearing interest at fixed rates of interest decline in value. Consequently, if an investor purchases notes bearing interest at fixed rates and market interest rates increase, the market prices, if any, or values of those notes may decline. We cannot predict the future level of market interest rates.

The Indentures governing the 2030 Notes and 2028 Notes contain limited protection for holders of such notes.

The Indentures governing the 2030 Notes and 2028 Notes offer limited protection to holders of such notes. The terms of the Indentures do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on a holder’s investment in the 2030 Notes and 2028 Notes. In particular, the terms of the Indentures do not place any restrictions on our or our subsidiaries’ ability to:

•
issue securities or otherwise incur additional indebtedness or other obligations, including
(1)
any indebtedness or other obligations that would be equal in right of payment to the 2030 Notes or 2028 Notes,
(2)
any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 2030 Notes and 2028 Notes to the extent of the values of the assets securing such debt,
(3)
indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the 2030 Notes and 2028 Notes and
(4)
securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the 2030 Notes and 2028 Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) and (2) of the 1940 Act or any successor provisions, as such obligations may be amended or superseded, giving effect to any exemptive relief granted to us by the SEC;
•
pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the 2030 Notes and 2028 Notes;
•
sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);
•
enter into transactions with affiliates;
•
create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;
•
make investments; or
•
create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

In addition, the terms of the Indentures and the 2030 Notes and 2028 Notes do not protect holders of such notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow or liquidity other than certain events of default under the Indentures. Our ability to recapitalize, incur additional debt and take a number of other actions are not limited by the terms of the 2030 Notes and 2028 Notes and may have important consequences for holders of such notes, including making it more difficult for us to satisfy our obligations with respect to such notes or negatively affecting the trading value of the 2030 Notes and 2028 Notes. Other debt we issue or incur in the future could contain more protections for its holders than the Indentures, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the 2030 Notes and 2028 Notes. The Indentures do not place any restrictions on the operations of Morgan Stanley or its subsidiaries.

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

There are significant restrictions on the ability to transfer or resell certain Notes. If an active trading market for the Unrestricted 2030 Notes and Unrestricted 2028 Notes does not develop or is not maintained, a noteholder may not be able to sell such notes.

The unrestricted 2030 Notes have been registered for resale under the Securities Act. However, the restricted 2030 Notes, the 2028 Notes (prior to registration under the Securities Act, if applicable, the “restricted 2028 Notes”), Series A Notes, Series B Notes, Series C Notes and Series D Notes have not been registered under the Securities Act and may only be offered or sold in transactions that are not subject to, or that are otherwise exempt from, the registration requirements of the Securities Act and applicable state securities laws or pursuant to an effective registration statement. Therefore, a holder of the restricted 2030 Notes, restricted 2028 Notes, Series A Notes, Series B Notes, Series C Notes and Series D Notes may be required to bear the risk of its investment until the maturity, as applicable. We cannot provide any assurances that an active trading market for any of the Notes will exist in the future or that holders will be able to sell their Notes. We do not currently intend to apply for listing of the Notes on any securities exchange or for quotation of the Notes on any automated dealer quotation system. Even if an active trading market does exist, the unrestricted 2030 Notes and the 2028 Notes (following their registration under the Securities Act, if applicable, the “unrestricted 2028 Notes”), when registered, may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, if any, general economic conditions, our financial condition, performance and prospects and other factors. To the extent an active trading market does not exist, the liquidity and trading price for the unrestricted 2030 Notes and unrestricted 2028 Notes, when registered, may be harmed. Accordingly, a holder of the Notes may be required to bear the financial risk of an investment in the Notes for an indefinite period of time.

We may not be able to repurchase the Notes upon a Change of Control Repurchase Event.

We may not be able to repurchase the Notes upon a Change of Control Repurchase Event (as defined in the Indentures or the NPAs, as applicable) because we may not have sufficient funds. Upon a Change of Control Repurchase Event, holders of the Notes may require us to repurchase for cash some or all of the Notes at a repurchase price equal to 100% of the aggregate principal amount of the Notes being repurchased, plus accrued and unpaid interest to, but not including, the repurchase date. Our failure to purchase such tendered Notes upon the occurrence of such Change of Control Repurchase Event would cause an event of default under the Indentures or the NPAs, as applicable and a cross-default under the agreements governing certain of our other indebtedness, which may result in the acceleration of such indebtedness requiring us to repay that indebtedness immediately. If a Change of Control Repurchase Event were to occur, we may not have sufficient funds to repay any such accelerated indebtedness and/or to make the required repurchase of the Notes. For the avoidance of doubt, Morgan Stanley does not have any obligation to provide us with funding to repurchase the Notes upon a Change of Control Repurchase Event or otherwise.

General Risk Factors

We are operating in a period of capital markets volatility and economic uncertainty. These market conditions, when they occur, have materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have a negative impact on our business and operations.

Our business and operations may be adversely affected by market, economic and geopolitical conditions, including, without limitation, economic slowdown in the United States and internationally, changes in interest rates and/or a lack of availability of credit in the United States and internationally, commodity price volatility and changes in law and/or regulation, and uncertainty regarding government and regulatory policy. Any market disruptions and/or illiquidity could have an adverse effect on our business, financial condition, results of operations and cash flows, as well as the businesses of our portfolio companies, and the broader financial and credit markets. The full impact of any such risks is uncertain and difficult to predict.

Capital markets volatility and instability have also occurred in the past and may occur in the future. At various times, such disruptions in the past have resulted in, and may in the future result in, a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government and various foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. Furthermore, uncertainty between the United States and other countries with respect to trade policies, treaties and tariffs, among other factors, have caused volatility in the global markets, and we cannot assure you that these market conditions will not continue or worsen in the future. Terrorist acts, acts of war, geopolitical tensions, natural disasters, or disease outbreaks, pandemics or other public health crises may cause periods of market instability and volatility and may disrupt the operations of us and our portfolio companies for extended periods of time.

Such conditions may occur for a prolonged period of time, and may materially worsen in the future, including as a result of U.S. government shutdowns or the perceived creditworthiness of the United States, could make it difficult for us to borrow money or to extend the maturity of or refinance any indebtedness we may have under similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if any, may be at a higher cost and on less favorable terms and conditions than would currently be available. If we are unable to raise or refinance debt, unitholders may not benefit from the potential for increased returns on equity resulting from leverage, and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.

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

We and certain of our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, may change from time to time, including as the result of interpretive guidance or other directives from the relevant government agencies charged with implementing those laws and regulations, and new laws, regulations and interpretations may also come into effect. For example, because a Morgan Stanley affiliate is acting as the Adviser, we are subject to certain federal banking and financial requirements, including the BHCA, regulations of the Federal Reserve, and certain provisions of the Dodd-Frank Act. Although not currently contemplated, to the extent we are deemed to be controlled by Morgan Stanley for purposes of the BHCA, we must generally comply with the investment and activity restrictions applicable to Morgan Stanley under the BHCA. Such restrictions may place certain limitations on our ability to engage in activities or make investments in companies. For instance, the BHCA permits a BHC, as well as any non-bank affiliate of such BHC, to make investment representing less than 5% of any class of voting shares of another company so long as that investment is otherwise non-controlling under the BHCA. The BHCA also permits well-capitalized, well-managed BHCs that have elected to be treated as a FHC to engage in expanded “financial in nature” activities without prior approval of the Federal Reserve. Such financial in nature activities include bona fide merchant banking activities, so long as (i) the FHC holds its merchant banking investments only for a period of time sufficient to enable the sale or disposition thereof on a reasonable basis (generally no more than 10 years) and (ii) the FHC does not routinely manage or operate the companies in which it invests except as necessary or required to obtain a reasonable return on its investment. The BHCA does not, however, require Morgan Stanley to financially support us.

Similarly, the Volcker Rule generally restricts any banking entity (which includes Morgan Stanley and most affiliates of Morgan Stanley) from engaging in “proprietary trading” as well as from acquiring or retaining any “ownership interest” in a “covered fund,” in each case unless the investment or activity is conducted in accordance with an exclusion or exemption. The Volcker Rule also generally prohibits certain transactions between a banking entity and any of its affiliates, on the one hand, and a covered fund for which the banking entity or any of its affiliates serves, directly or indirectly, as the investment manager, investment adviser, or that the banking entity or any of its affiliates sponsors in connection with organizing and offering that fund (or with any other covered fund that is controlled by such fund, on the other hand). As a BDC, we are not considered to be a covered fund. As a result, Morgan Stanley and its subsidiaries’ investments in us would not be subject to the Volcker Rule restrictions on investments in covered funds, but we would be considered a banking entity subject to restrictions on proprietary trading to the extent we are “controlled” by Morgan Stanley or its affiliates. Although not currently contemplated, generally, we will be deemed to be controlled for these purposes in the event that entities affiliated with Morgan Stanley own 5% or more of our outstanding voting securities. It is not certain how all aspects of the Volcker Rule will be interpreted and applied, or what the impact of the Volcker Rule will have on us. In addition, the restrictions and limitations on Morgan Stanley and us may change in the future as the Federal Reserve and other agencies consider whether and how to revise and apply the Volcker Rule. We believe that we may perform our activities and services without violation of applicable U.S. banking laws and regulations. However, it is possible that future changes or clarifications in the BHCA and Volcker Rule, as well as judicial or administrative decisions or interpretations of present of future laws or regulations, could restrict (or possibly prevent) our ability to continue to conduct our operations as currently contemplated. In such event, we, the Adviser and/or Morgan Stanley may agree to make certain amendments or changes to the extent necessary to permit the Adviser to continue to provide services to us, while enabling us to continue to achieve our purposes and objectives.

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

The outcome of the U.S. presidential, congressional and other elections creates significant uncertainty with respect to the legal, tax and regulatory regime in which we and our portfolio companies will operate.

Changes in the composition of the U.S. government following an election could result in changes to U.S. and non-U.S. fiscal, tax and other policies, as well as the global financial markets generally. Any significant changes in economic policy, the regulation of the asset management industry, international trade policy and/or tax law, among other things, could have a material adverse impact on us and our investments. General fluctuations in the market prices of securities and interest rates could affect our investment opportunities and the value of our investments. We could also be affected by difficult conditions in the capital markets and any overall weakening of the financial services industry. Ongoing disruptions in the global credit markets could affect issuers’ ability to pay debts and obligations on a timely basis. If defaults occur, we could lose both invested capital in, and anticipated profits from, any affected investments.

While the current U.S. administration has signaled a reduced emphasis on regulation, past U.S. administrations supported an enhanced regulatory agenda. Changes in regulation can impose greater costs on certain sectors, including financial services, or otherwise impact the competitive environment for obligors, which could adversely impact us and our clients.

We are highly dependent on information systems, and systems failures could significantly disrupt our business, which may, in turn, negatively affect the value of our Units and our ability to pay distributions.

The operations of the Company, the Adviser, the Administrator and any third-party service provider to any of the foregoing are susceptible to risks from cybersecurity attacks and incidents due to reliance on the secure processing, storage and transmission of confidential and other information in the relevant computer systems and networks. In particular, cybersecurity incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. These attacks could involve gaining unauthorized access to information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption and result in disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, any of which could have a material adverse effect on our business, financial condition and results of operations. We, the Adviser and the Administrator must each continuously monitor and innovate our cybersecurity to protect our technology and data from corruption or unauthorized access. In addition, due to the use of third-party vendors, agents, exchanges, clearing houses and other financial institutions and service providers, we, the Adviser and the Administrator could be adversely impacted if any of us are subject to a successful cyber-attack or other breach of our information.

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

Like other financial services firms, Morgan Stanley, its third party-providers and its clients continue to be the subject of unauthorized access attacks, mishandling or misuse of information, computer viruses or malware, cyber attacks designed to obtain confidential information, destroy data, disrupt or degrade service, sabotage systems or networks or cause other damage, denial of service attacks, data breaches, social engineering attacks, phishing attacks and other events, and there can be no assurance that such unauthorized access, mishandling or misuse of information, or cyber incidents will not occur in the future, and they could occur more frequently and on a more significant scale. Given Morgan Stanley’s global footprint and the high volume of transactions it processes, the large number of clients, partners, vendors and counterparties with which it does business, and the increasing sophistication of cyber attacks, a cyber attack, information or security breaches could occur and persist for an extended period of time without detection.

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

In addition, cybersecurity continues to be a key priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals or the general investing public of data security breaches involving certain types of personal data, including the SEC. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our business, liability to investors, regulatory intervention or reputational damage.

We are subject to risks associated with artificial intelligence and machine learning technology.

The Company and the Adviser may use or rely on proprietary and/or third-party technology, including artificial intelligence solutions. Artificial intelligence (“AI”) refers to computer systems capable of performing tasks that typically require human intelligence, including but not limited to machine learning, natural language processing, and generative and agentic AI technologies. These systems are designed to analyze data, learn from patterns, make decisions and solve problems. Actual usage of AI will vary and is likely to change over time. Investors should be aware that the use of AI tools, while potentially beneficial, presents a range of risks and may result in material adverse consequences (including the risks discussed in further detail below) for the Company or its third-party service providers or counterparties, and no assurance can be given that any controls adopted to govern the use of AI will fully mitigate the risks associated with AI technologies.

AI tools may produce inaccurate, biased, insufficient, discriminatory, misleading, incomplete, undetectable manipulative or otherwise flawed responses due to (among other things) limitations in training data, algorithmic design or operational oversight. Such deficiencies may result in operational errors, investment losses, reputational, financial, or social harm, legal liability, regulatory scrutiny or other adverse effects. The deployment and supervision of AI tools may increase operational and compliance risks. Inappropriate use of AI tools or overreliance on AI outputs without adequate human oversight may further exacerbate these risks.

The legal and regulatory environment relating to AI is uncertain and evolving and future changes, such as those related to privacy, data protection and intellectual property, could have an impact on the use of AI and existing or emerging technologies that could impact the Company. It is possible that future changes in applicable legal and regulatory requirements could increase compliance costs. Any of these risks could adversely affect the Company. Additionally, regulatory actions or legal challenges may impose restrictions or obligations that affect operational efficiency or compliance posture.

The misuse of AI tools, whether intentional or inadvertent, may expose the Company to additional risks. In addition, AI tools and technology are evolving rapidly and the integration of AI in systems and operations create new risks that can be difficult to assess and anticipate.

The Company and our portfolio investments could also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to the Company, also use AI in their business activities. We and our portfolio companies may not be in a position to control the use of AI technology in third-party products or services.

The use of third-party and open-source AI tools (if any) can pose additional risks relating to data protection and information security, including the potential exposure of confidential information to unauthorized recipients and the misuse of intellectual property, which could adversely affect the Company.

The use of AI could also exacerbate or create new and unpredictable risks to our business, the Adviser’s business, and the business of our portfolio companies, including by potentially significantly disrupting the markets in which we and our portfolio companies operate or subjecting us, our portfolio companies and the Adviser to increased competition and regulation, which could materially and adversely affect business, financial condition or results of operations of us, our portfolio companies and the Adviser. The use of AI by bad actors could heighten the security vulnerabilities and sophistication and effectiveness of cyber and security attacks experienced by our portfolio companies and the Adviser.

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

Geopolitical conflicts and resulting market volatility, could also adversely affect the Company’s business, operating results, and financial condition. The extent and duration or escalation of such conflicts, resulting sanctions and resulting future market disruptions are impossible to predict, but could be significant. Any disruptions resulting from such conflicts and any future conflict (including cyberattacks, espionage or the use or threatened use of nuclear weapons) or resulting from actual or threatened responses to such actions could cause disruptions to any of our portfolio companies located in affected regions or that have substantial business relationships with companies in affected regions. It is not possible to predict the duration or extent of longer-term consequences of these conflicts, which could include further sanctions, retaliatory and escalating measures, embargoes, regional instability, geopolitical shifts and adverse effects on or involving macroeconomic conditions, the energy sector, supply chains, inflation, security conditions, currency exchange rates and financial markets around the globe. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

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

We invest through a joint venture and could enter into additional joint ventures in the future.

We have entered into a joint venture and hold a portion of our investments through the joint venture and from time to time, we could hold a portion of our investments through partnerships, joint ventures, securitization vehicles or other entities with third-party investors (collectively, “joint ventures”). Joint venture investments involve various risks, including the risk that we will not be able to implement investment decisions or exit strategies because of limitations on our control under applicable agreements with joint venture partners, the risk that a joint venture partner could become bankrupt or could at any time have economic or business interests or goals that are inconsistent with those of us, the risk that a joint venture partner could be in a position to take action contrary to our objectives, the risk of liability based upon the actions of a joint venture partner and the risk of disputes or litigation with such partner and the inability to enforce fully all rights (or the incurrence of additional risk in connection with enforcement of rights) one partner could have against the other, including in connection with foreclosure on partner loans, because of risks arising under state law. In addition, we could, in certain cases, be liable for actions of our joint venture partners. The joint venture in which we participate could sometimes be allocated investment opportunities that might have otherwise gone entirely to us, which could reduce our return on equity. Additionally, our joint venture investments could be held on an unconsolidated basis and at times could be highly leveraged. Such leverage would not count toward the investment limits imposed on us by the 1940 Act. We do not intend to create or acquire primary control of any entity that primarily engages in investment activities in securities and other assets other than joint ventures or entities wholly owned by us.

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

As part of its enterprise risk management (“ERM”) framework, Morgan Stanley has implemented and maintains a program to assess, identify, and manage risks arising from the cybersecurity threats confronting the Firm (“Cybersecurity Program”). Morgan Stanley’s Cybersecurity Program helps protect the Firm’s clients, customers, employees, property, products, services, and reputation by seeking to preserve the confidentiality, integrity, and availability of information, enable the secure delivery of financial services, and protect the business and the safe operation of our technology systems, including as applicable to the Company and its unitholders. Morgan Stanley continually adjusts its Cybersecurity Program, and makes adjustments where appropriate, to address the evolving cybersecurity threat landscape, including threats arising from new technologies, such as generative artificial intelligence, and comply with extensive legal and regulatory expectations.

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

The Chief Compliance Officer ("CCO") of the Company is responsible for overseeing the Company’s risk management function and generally relies on the CIO, CISO, and Head of NFR CTIS to assist with assessing and managing material risks from cybersecurity threats that are applicable to the Company. The CIO has over 30 years of experience in various engineering, information technology (“IT"), operations, and information security roles. The CISO has over 25 years of experience leading cybersecurity teams at financial institutions, including in the areas of IT strategy, risk management, and information security. The Head of NFR CTIS has over 20 years of experience in technology, security, and compliance roles, including experience in government security agencies. The Company's CCO has worked in the financial services industry for 27 years and has covered registered investment companies, including business development companies, from a compliance perspective for over 25 years, during which time the Company’s CCO has gained expertise in assessing and managing risk applicable to the Company.

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

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats on the Company are assessed on an ongoing basis, and how such risks could materially affect the Company’s business strategy, operational results, and financial condition are regularly evaluated. During the fiscal year ended December 31, 2025, the Company has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition.

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

Investors who acquire our Units in such private offerings are required to complete, execute and deliver a Subscription Agreement, a joinder to our Amended and Restated Limited Liability Company Agreement, as amended, the LLC Agreement, and related documentation, which includes customary representations and warranties, certain covenants and restrictions and indemnification provisions. Additionally, such investors may be required to provide due diligence information to us for compliance with certain legal requirements. We may, from time to time, engage offering or distribution agents and incur offering or distribution fees or sales commissions in connection with the private offering of our Units in certain jurisdictions outside the United States. The cost of any such offering or distribution fees may be borne by an affiliate of the Adviser. We will not incur any such fees or commissions if our net proceeds received upon a sale of our Units after such costs would be less than the net asset value per unit.

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

Holders

As of March 3, 2026, we had 17,999 holders of record of our Units.

Distribution Policy

To the extent we have income available, we intend to make distributions on a monthly basis to our unitholders. We have elected to be taxed as a RIC under Subchapter M of the Code. To obtain and maintain our RIC tax status, we intend to distribute at least 90% of our investment company taxable income (as defined by the Code, which generally includes net ordinary income and net short-term taxable gains) to holders of our Units in respect of each taxable year and to distribute net capital gains (that is, net long-term capital gains in excess of net short-term capital losses), if any, at least annually out of the assets legally available for such distributions as well as satisfy other applicable requirements under the Code. See Item 1. Business — “Certain Material U.S. Federal Income Tax Considerations.”

We cannot assure you that we will achieve results that will permit us to pay any cash distributions, and we will be prohibited from making distributions if doing so would cause us to fail to maintain the asset coverage ratios stipulated by the 1940 Act.

Distribution Reinvestment Plan

We have adopted an “opt out” distribution reinvestment plan (“DRIP”). As a result, if our Board of Directors authorizes, and we declare, a cash distribution, our unitholders will have their cash distributions (net of applicable withholding tax) automatically reinvested in additional units of same class of units to which the distribution relates unless they specifically “opt out” of the DRIP and elect to receive distributions in cash.

Unless our unitholders elect to receive their distributions in cash, we intend to make such distributions in additional shares of our common units under our DRIP. See “Item 1. Business—Distribution Reinvestment Plan.”

The following table summarizes the Company’s distributions declared and payable for the year ended December 31, 2025:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
January 27, 2025	January 31, 2025	February 5, 2025	$0.1265	$22,270
February 27, 2025	February 28, 2025	March 5, 2025	0.1263	22,696
March 25, 2025	March 31, 2025	April 3, 2025	0.1263	23,317
January 27, 2025	March 31, 2025	April 3, 2025	0.0474	8,751	(1)
April 25, 2025	April 30, 2025	May 5, 2025	0.1261	23,346
May 22, 2025	May 31, 2025	June 4, 2025	0.1259	23,628
June 18, 2025	June 30, 2025	July 3, 2025	0.1254	23,971
June 18, 2025	June 30, 2025	July 3, 2025	0.0470	8,984	(1)
July 24, 2025	July 31, 2025	August 5, 2025	0.1250	23,499
August 21, 2025	August 31, 2025	September 3, 2025	0.1250	23,749
September 22, 2025	September 30, 2025	October 3, 2025	0.1250	23,993
September 22, 2025	September 30, 2025	October 3, 2025	0.0463	8,888	(1)
October 23, 2025	October 31, 2025	November 5, 2025	0.1250	23,593
November 20, 2025	November 30, 2025	December 3, 2025	0.1250	23,811
December 22, 2025	December 31, 2025	January 6, 2026	0.1250	23,978
December 22, 2025	December 31, 2025	January 6, 2026	0.0233	4,470	(1)
Total Distributions			$1.6705	$312,944

(1) Represents a special distribution.

The following table summarizes the Company’s distributions declared and payable for the year ended December 31, 2024:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
January 29, 2024	January 31, 2024	February 05, 2024	$0.1513	$19,487
February 27, 2024	February 29, 2024	March 05, 2024	0.1512	20,505
March 26, 2024	March 31, 2024	April 04, 2024	0.1513	21,619
April 25, 2024	April 30, 2024	May 03, 2024	0.1508	22,258
May 28, 2024	May 31, 2024	June 05, 2024	0.1508	23,532
June 25, 2024	June 28, 2024	July 03, 2024	0.1514	24,285
July 25, 2024	July 30, 2024	August 05, 2024	0.1510	24,293
August 27, 2024	August 31, 2024	September 05, 2024	0.1504	24,639
September 24, 2024	September 30, 2024	October 03, 2024	0.1500	25,095
October 25, 2024	October 31, 2024	November 05, 2024	0.1498	25,240
November 27, 2024	November 29, 2024	December 04, 2024	0.1495	25,681
December 26, 2024	December 31, 2024	January 06, 2025	0.1492	26,178
Total Distributions			$1.8067	$282,812

The following table summarizes the amounts received and units issued to unitholders who have participated in the DRIP during for the year ended December 31, 2025:

Payment Date	DRIP Units Issued	DRIP Units Value
January 04, 2025	807,260	$15,306
February 05, 2025	697,198	13,219
March 05, 2025	711,427	13,474
April 03, 2025	717,209	13,498
April 03, 2025	269,166	5,066
May 05, 2025	735,715	13,817
June 04, 2025	743,135	13,970
July 03, 2025	738,795	13,867
July 03, 2025	276,901	5,197
August 05, 2025	746,168	14,006
September 03, 2025	755,970	14,160
October 03, 2025	747,399	13,976
October 03, 2025	276,837	5,177
November 05, 2025	756,115	14,124
December 03, 2025	765,106	14,254
Total	9,744,401	$183,111

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

The following table further summarizes the unit repurchases completed for the year ended December 31, 2025:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
March 07, 2025	5.00%	$18.82	March 31, 2025	$65,290	3,469,202	2.01%	—
June 07, 2025	5.00%	$18.77	June 30, 2025	107,041	5,702,776	3.15%	—
September 04, 2025	5.00%	$18.70	September 30, 2025	107,961	5,773,310	3.11%	—
December 07, 2025	5.00%	$18.57	December 31, 2025	181,587	9,778,471	5.25%	—
Total				$461,879	24,723,759

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

Our investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies in which private equity sponsors have a controlling equity stake in the portfolio company. For purposes of this Report, “middle-market companies” refers to companies that, in general, generate annual EBITDA in the range of approximately $15 million to $200 million, although not all of our portfolio companies will meet this criterion.

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

Pursuant to the Order, we are able to enter into certain negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Entities (each as defined in the Order), in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. The Order contains certain conditions and requires the Board to maintain oversight of our participation in the co-investment program. The Order also requires a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors to make certain conclusions pursuant to Section 57(f) of the 1940 Act in connection with certain co-investment transactions, including co-investment transactions in which an affiliate is an existing investor in the portfolio company, non-pro rata follow on investments and non-pro rata dispositions of investments.

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

Expenses

Our primary operating expenses include the payment of: (i) investment advisory fees, including base management fees and incentive fees, to our Investment Adviser pursuant to the Investment Advisory Agreement; (ii) costs and other expenses and our allocable portion of overhead incurred by the Administrator in performing its administrative obligations under the Administration Agreement between us and the Administrator; and (iii) other operating expenses as detailed below:

•
initial organization costs and offering costs incurred;
•
costs associated with any private offerings of our Units and any other securities offerings;
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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio is presented below:

	December 31, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$6,506,675	$6,424,695	97.1%	$6,022,749	$5,997,696	98.6%
Second Lien Debt	31,045	32,023	0.5	16,613	16,771	0.3
Other Debt Investments	12,010	11,564	0.2	6,453	6,520	0.1
Equity (1)	64,305	57,052	0.9	57,745	58,032	1.0
NH Keystone (2)	85,438	85,276	1.3	—	—	—
Total	$6,699,473	$6,610,610	100%	$6,103,560	$6,079,019	100%

(1)
Excludes equity investments in NH Keystone (as defined below).
(2)
Includes equity investments in NH Keystone.

Our debt portfolio displayed the following characteristics of each of our investments(1), (2) unless otherwise noted:

	As of
	December 31, 2025	December 31, 2024
Number of portfolio companies	313	304
Number of new investment commitments in portfolio companies	53	97
Number of investment commitments exited or fully repaid	44	35
Percentage of performing debt bearing a floating rate, at fair value	99.9%	99.9%
Percentage of performing debt bearing a fixed rate, at fair value	0.1%	0.1%
Weighted average yield on debt and income producing investments, at cost(3)	9.0%	10.2%
Weighted average yield on debt and income producing investments, at fair value(3)	9.1%	10.2%
Weighted average yield on total portfolio, at cost(4)	8.9%	10.1%
Weighted average yield on total portfolio, at fair value(4)	9.0%	10.1%
Median 12-month EBITDA(4)	90.8	86.5
Weighted average 12-month EBITDA(4)	$180.50	$175.57
Weighted average net leverage through tranche(4)(5)	6.0x	6.0x
Weighted average interest coverage(6)	1.7x	1.5x
Weighted average loan to value(4)(7)	40.6%	39.9%
Percentage of our debt portfolio subject to business cycle volatility(4)	5.0%	5.6%
Average position size of our investments	$21.12	$20.00

(1)
Calculated as a percentage of gross debt commitments (funded and unfunded). Weighted average EBITDA, net leverage through the tranche in which the Company is a lender and loan to value exclude recurring revenue investments, which are investments in portfolio companies to which the Company lends based on a multiple of recurring revenue generated by the portfolio company and not based on a multiple of EBITDA.
(2)
Amounts were derived from investment due diligence information provided by the portfolio company. Such amounts have not been independently estimated by us, and, accordingly, we take no responsibility for such numbers and make no representation or warranty in respect of this information.
(3)
Computed as (a) the annual stated spread, plus reference rate, as applicable, plus the annual accretion of discounts, as applicable on debt securities divided by (b) total debt investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented herein.
(4)
Computed as (a) the annual stated spread, plus reference rate, as applicable, plus the annual accretion of discounts, as applicable on all investments of the Company, excluding the Company's investment in NH Keystone, divided by (b) total investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented herein.
(5)
Excludes liquid loan portfolio.
(6)
Net leverage is the ratio of total debt minus cash divided by EBITDA and taking into account leverage through the tranche in which the Company is a lender, excluding recurring revenue investments.

(7)
Interest coverage for a particular portfolio company is calculated by taking credit agreement EBITDA and dividing by annualized latest reported interest expense. Total interest coverage is calculated on a weighted average basis based on total gross debt commitments (funded and unfunded). Calculation excludes recurring revenue deals which are investments in portfolio companies to which the Company lends based on a multiple of recurring revenue generated by the portfolio company and not based on a multiple of EBITDA. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount.
(8)
Calculated using total outstanding debt through the tranche in which the Company is a lender divided by total enterprise value from the private equity sponsor or market comparables.

Investment Activity

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
New investments committed
Gross Principal Balance(1) (3)	$1,427,616	$3,093,219	$1,708,093
Less: Syndications	22,547	—	79,963
Net New Investments Committed	$1,405,069	$3,093,219	$1,628,130
Investments, at cost
Investments, beginning of period	$6,103,560	$3,227,449	$2,051,185
New investments purchased	1,889,602	3,773,085	1,497,358
Net accretion of discount on investments	25,236	20,352	8,909
Payment-in-kind	25,718	19,453	7,987
Net realized gain (loss) on investments	(16,349)	(26,741)	105
Investments sold or repaid	(1,328,294)	(910,038)	(338,095)
Investments, end of period	$6,699,473	$6,103,560	$3,227,449
Principal amount of investments funded (3)
First lien debt investments	$1,818,611	$2,567,962	$1,520,464
Second lien debt investments	—	—	12,308
Other debt investments	—	2,944	2,693
Equity(2)	1,317	4,080	—
NH Keystone(4)	85,438	—	—
Total	$1,905,366	$2,574,986	$1,535,465
Amount of investments sold/fully repaid, at principal
First lien debt investments	$763,865	$573,604	$192,779
Second lien debt investments	—	17,500	—
Other debt investments	8,455	—	—
Total	$772,320	$591,104	$192,779

(1)
Includes new investment commitments, excluding sale/repayments and including unfunded investment commitments.
(2)
Represents dollar amount of equity investments funded, excluding equity investments in NH Keystone.
(3)
In July 2024, in connection with the SLIC Acquisition, we acquired investments of $1,101.38 million at fair value from SLIC and assumed unfunded loan commitments totaling $95.46 million. The investments received consisted of 148 portfolio companies across 29 industries. The impact of this transaction is excluded from the information presented in the table. For additional information see Note 12 “SLIC Acquisition” in our consolidated financial statements included in this report.
(4)
Represents dollar amount of equity investments funded in NH Keystone.

North Haven Keystone LLC, a Delaware limited liability company, was formed as a joint venture (“NH Keystone”) between the Company and a large North American insurance company (the “JV Partner”), and commenced operations on September 25, 2025 and operates under a limited liability company agreement. NH Keystone’s principal purpose is to make investments, primarily in senior secured loans issued by middle-market companies.

The Company and the JV Partner each agreed to contribute up to $500,000 and $75,000, respectively, to NH Keystone. The Company and the JV Partner have equal control of NH Keystone's investment decisions and generally all other decisions in respect of NH Keystone must be approved by NH Keystone's investment committee or board of directors, each of which consists of an equal number of representatives of the Company and the JV Partner. We do not consolidate NH Keystone. NH Keystone is not an “eligible portfolio company” as defined in section 2(a)(46) of the 1940 Act.

As of December 31, 2025, the Company and the JV Partner made capital contributions of $85,438 and $12,812 in member's equity, respectively, to NH Keystone.

December 31, 2025
Total investments, at fair value	$249,685
Number of portfolio companies	44
Number of Industries	19
Weighted average yield on total portfolio, at cost(1)	8.8%
Weighted average yield on total portfolio, at fair value(1)	8.8%
Average position size of our investments	$5.67

For more information on NH Keystone, see “Note 4. Investments—North Haven Keystone LLC.”

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

Risk Rating 1 — In the opinion of our Investment Adviser, investments in Risk Rating 1 involve the least amount of risk relative to our initial cost basis at the time of origination or acquisition. Risk Rating 1 investment performance is above our initial underwriting expectations, and the business trends and risk factors present are generally favorable, which trends or factors may include the performance of the portfolio company or the likelihood of a potential exit.

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

Risk Rating 3 — In the opinion of our Investment Adviser, investments in Risk Rating 3 indicate that the risk to our ability to recoup the initial cost basis at the time of origination or acquisition has increased materially since the origination or acquisition of the investment, such as due to declining financial performance and non-compliance with debt covenants; however, principal and interest payments are not more than 120 days past due.

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

The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System is as follows:

	December 31, 2025		December 31, 2024
	Fair Value	% of Total	Fair Value	% of Total
Risk rating 1	$18,232	0.3%	$31,948	0.5%
Risk rating 2	6,393,100	96.7	5,906,377	97.1
Risk rating 3	126,779	1.9	119,130	2.0
Risk rating 4	72,499	1.1	21,564	0.4
Total	$6,610,610	100.0%	$6,079,019	100.0%

The table below presents the amortized cost of our performing and non-accrual investments as of the following periods:

	December 31, 2025		December 31, 2024
	Amortized Cost	% of Total	Amortized Cost	% of Total
Performing	$6,578,348	98.2%	$6,074,323	99.5%
Non-accrual (1)	121,125	1.8	29,237	0.5
Total	$6,699,473	100.0%	$6,103,560	100.0%

(1)
As of December 31, 2025 and December 31, 2024 the company had certain investments in five and two portfolio companies, respectively, that were on non-accrual status.

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

CONSOLIDATED RESULTS OF OPERATIONS

The following table represents our operating results:

	For the Year Ended
	December 31, 2025	December 31, 2024
Total investment income	$657,565	$552,328
Less: Net expenses	336,549	273,848
Net investment income before taxes	321,016	278,480
Less: Excise tax expense	—	15
Net investment income after taxes	321,016	278,465
Net change in unrealized appreciation (depreciation)	(66,296)	8,255
Net realized gain (loss)	(16,288)	(26,749)
Net increase (decrease) in Members' Capital resulting from operations	$238,432	$259,971

Investment Income

Investment income was as follows:

	For the Year Ended
	December 31, 2025	December 31, 2024
Investment income:
Interest income	$620,290	$520,261
Payment-in-kind	20,348	14,580
Dividend income	6,939	4,814
Other income	9,988	12,673
Total Investment Income	$657,565	$552,328

In the table above, total investment income increased from $552,328 for the year ended December 31, 2024 to $657,565 for the year ended December 31, 2025. The increase was primarily driven by our deployment of capital and the SLIC Acquisition which was offset by declining base rates and repricing of our existing portfolio. Our weighted average yield at cost decreased to 9.0% as of December 31, 2025 from 10.2% as of December 31, 2024, which was primarily driven by the reduction in base rates and repricing on our existing portfolio.

Additionally, for the year ended December 31, 2025, we recorded $6,661 of non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts, etc.) as compared to $5,970 for the same period in the prior year, primarily as a result of prepayments.

Expenses

Expenses were as follows:

	For the Year Ended
	December 31, 2025	December 31, 2024
Expenses:
Interest and other financing expenses	$246,365	$171,312
Management fees	43,573	36,707
Income based incentive fees	47,038	42,148
Professional fees	9,598	9,303
Offering costs	—	—
Directors' fees	518	439
Administrative service fees	154	179
Servicing fees	28,831	24,961
General and other expenses	732	199
Total expenses	$376,809	$285,248
Expense support	(900)	(2,700)
Recoupment of expense support	—	400
Management fees waiver	(19,680)	(2,750)
Income based incentive fees waiver	(19,680)	(6,350)
Net expenses	$336,549	$273,848
Excise tax expense	$—	$15

Interest and Other Financing Expenses

Interest and other financing expenses, including unused commitment fees, amortization of debt issuance costs, net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items and deferred financing costs, increased from $171,312 for the year ended December 31, 2024, to $246,365 for the year ended December 31, 2025. The increase was primarily driven by our increased borrowings. Our debt outstanding increased from $2,887,425 as of December 31, 2024 to $3,301,860 as of December 31, 2025.

Base Management Fee

The base management fees before waiver were $43,573 and $36,707 for the year ended December 31, 2025 and 2024, respectively. The increase was primarily due to an increase in capital contributions. For more information on base management fee, including terms thereof, for further details, see Note 3 “Significant Agreements and Related Party Transactions” to our consolidated financial statements included in this Report.

Incentive Fees

The income-based incentive fees before waiver were $47,038 and $42,148 for the year ended December 31, 2025 and 2024, respectively. The increase for the year ended December 31, 2025 was primarily due to an increase in pre-incentive fee net investment income. For more information on incentive fee, including terms thereof, see Note 3 “Significant Agreements and Related Party Transactions” to our consolidated financial statements included in this Report.

Professional Fees, Administrative Service Fee, Servicing fees and Other Expenses

Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the management of the Company, which include costs of a financial printer utilized for certain preparation, printing and distribution services related to the offering materials. Professional fees were $9,598 and $9,303, for the year ended December 31, 2025 and 2024, respectively. The increase was primarily due to an increase in total assets.

Administrative service fees represent fees paid to the Administrator for our allocable portion of the cost of certain of our executive officers that perform duties for us. General and other expenses include insurance, filing, research, subscriptions and other costs. Organization and offering costs include expenses incurred in our initial formation and our offering of units.

Servicing fees include placement agency fees paid in connection with the Company’s private offering. Servicing fees were $28,831 and $24,961 for the year ended December 31, 2025 and 2024, respectively. The increase was primarily due to an increase in capital contributions. For more information on servicing fees, including terms thereof, see Note 3 “Significant Agreements and Related Party Transactions” to our consolidated financial statements included in this report.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Year Ended
	December 31, 2025	December 31, 2024
Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	$(16,349)	$(26,742)
Foreign currency and other transactions	61	(7)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	$(64,340)	$8,426
Translation of assets and liabilities in foreign currencies	173	(171)
Non-controlled/affiliated investments	(1,967)	—
Controlled/affiliated investments	(162)	—
Net realized and unrealized gain (loss)	$(82,584)	$(18,494)

For the year ended December 31, 2025, net realized losses were $16,349. For the year ended December 31, 2024, net realized losses were $26,742. Net realized losses on investments was primarily due to sale and/or restructuring of certain portfolio companies.

For the year ended December 31, 2025, net change in unrealized depreciation on our investments of $66,469, respectively, was primarily the result of the changes in spreads in the secondary markets as well as financial performance in certain portfolio companies. For the year ended December 31, 2024, net change in unrealized appreciation on our investments of $8,426, respectively, was primarily driven by changes in spreads in the primary and secondary markets.

For the years ended December 31, 2024 and December 31, 2023

A comparison of the fiscal years ended December 31, 2024 and December 31, 2023 can be found in our Form 10-K for the fiscal year ended December 31, 2024 within “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”, which is incorporated herein by reference.

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

As of December 31, 2025, we had approximately $226.8 million of unrestricted cash and cash equivalents, and short term investments (including investments in money market funds), which, taken together with our approximately $1,094.9 million, $402.8 million, $150.0 million and $455.9 million of availability under the ING Facility, Wells Funding Facility, CBNA Funding Facility and JPM Funding Facility (subject to borrowing base availability) (each as defined in Note 6. “Debt” in the notes to the accompanying consolidated financial statements), respectively, we expect to be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of December 31, 2025, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments of $858.8 million.

Unregistered Sales of Equity Securities

For the year ended December 31, 2025 and 2024, total Units issued and proceeds received were as follows:

Unit Issuance Date	Units Issued	Proceeds Received
For the Year Ended December 31, 2025
January 01, 2025	2,728,267	$51,728
February 01, 2025	2,952,665	55,982
March 01, 2025	4,210,752	79,752
April 01, 2025	3,003,865	56,533
May 01, 2025	1,797,612	33,759
June 01, 2025	2,743,611	51,580
July 01, 2025	1,522,289	28,573
August 01, 2025	1,254,942	23,555
September 01, 2025	1,189,990	22,289
October 01, 2025	1,551,396	29,011
November 01, 2025	990,164	18,496
December 01, 2025	572,406	10,664
Total	24,517,959	$461,922
For the Year Ended December 31, 2024
January 01, 2024	7,646,273	$146,120
February 01, 2024	6,231,714	119,088
March 01, 2024	6,662,271	127,383
April 01, 2024	5,566,519	106,042
May 01, 2024	7,767,198	147,888
June 01, 2024	3,628,420	69,375
July 01, 2024	2,486,537	47,418
August 01, 2024	2,187,027	41,554
September 01, 2024	2,705,841	51,465
October 01, 2024	2,397,182	45,547
November 01, 2024	2,510,293	47,645
December 01, 2024	2,862,477	54,215
Total	52,651,752	$1,003,740

The following table summarizes the Company’s distributions declared and payable for the year ended December 31, 2025 and 2024:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
January 27, 2025	January 31, 2025	February 5, 2025	$0.1265	$22,270
February 27, 2025	February 28, 2025	March 5, 2025	0.1263	22,696
March 25, 2025	March 31, 2025	April 3, 2025	0.1263	23,317
January 27, 2025	March 31, 2025	April 3, 2025	0.0474	8,751	(1)
April 25, 2025	April 30, 2025	May 5, 2025	0.1261	23,346
May 22, 2025	May 31, 2025	June 4, 2025	0.1259	23,628
June 18, 2025	June 30, 2025	July 3, 2025	0.1254	23,971
June 18, 2025	June 30, 2025	July 3, 2025	0.0470	8,984	(1)
July 24, 2025	July 31, 2025	August 5, 2025	0.1250	23,499
August 21, 2025	August 31, 2025	September 3, 2025	0.1250	23,749
September 22, 2025	September 30, 2025	October 3, 2025	0.1250	23,993
September 22, 2025	September 30, 2025	October 3, 2025	0.0463	8,888	(1)
October 23, 2025	October 31, 2025	November 5, 2025	0.1250	23,593
November 20, 2025	November 30, 2025	December 3, 2025	0.1250	23,811
December 22, 2025	December 31, 2025	January 6, 2026	0.1250	23,978
December 22, 2025	December 31, 2025	January 6, 2026	0.0233	4,470	(1)
Total Distributions			$1.6705	$312,944

(1)
Represents a special distribution.

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
January 29, 2024	January 31, 2024	February 05, 2024	$0.1513	$19,487
February 27, 2024	February 29, 2024	March 05, 2024	0.1512	20,505
March 26, 2024	March 31, 2024	April 04, 2024	0.1513	21,619
April 25, 2024	April 30, 2024	May 03, 2024	0.1508	22,258
May 28, 2024	May 31, 2024	June 05, 2024	0.1508	23,532
June 25, 2024	June 28, 2024	July 03, 2024	0.1514	24,285
July 25, 2024	July 30, 2024	August 05, 2024	0.1510	24,293
August 27, 2024	August 31, 2024	September 05, 2024	0.1504	24,639
September 24, 2024	September 30, 2024	October 03, 2024	0.1500	25,095
October 25, 2024	October 31, 2024	November 05, 2024	0.1498	25,240
November 27, 2024	November 29, 2024	December 04, 2024	0.1495	25,681
December 26, 2024	December 31, 2024	January 06, 2025	0.1492	26,178
Total Distributions			$1.8067	$282,812

We have adopted an “opt out” DRIP. As a result, unless unitholders elect to “opt out” of the DRIP, unitholders will have their cash dividends or distributions (net of applicable withholding tax) automatically reinvested in additional units of the same class of units to which the distribution relates rather than receiving cash. Unitholders who receive distributions in the form of Units will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions; however, those unitholders will not receive cash with which to pay any applicable taxes.

The following table summarizes the amounts received and Units issued to unitholders who have participated in the DRIP during for the year ended December 31, 2025 and 2024:

Payment Date	DRIP Units Issued	DRIP Units Value
January 04, 2025	807,260	$15,306
February 05, 2025	697,198	13,219
March 05, 2025	711,427	13,474
April 03, 2025	717,209	13,498
April 03, 2025	269,166	5,066
May 05, 2025	735,715	13,817
June 04, 2025	743,135	13,970
July 03, 2025	738,795	13,867
July 03, 2025	276,901	5,197
August 05, 2025	746,168	14,006
September 03, 2025	755,970	14,160
October 03, 2025	747,399	13,976
October 03, 2025	276,837	5,177
November 05, 2025	756,115	14,124
December 03, 2025	765,106	14,254
Total	9,744,401	$183,111

Payment Date	DRIP Units Issued	DRIP Units Value
January 04, 2024	539,376	$10,307
February 05, 2024	583,174	11,144
March 05, 2024	613,350	11,728
April 04, 2024	649,347	12,370
May 03, 2024	681,693	12,979
June 05, 2024	723,162	13,827
July 03, 2024	734,980	14,016
August 05, 2024	755,243	14,351
September 05, 2024	768,983	14,625
October 03, 2024	772,679	14,681
November 05, 2024	787,133	14,940
December 04, 2024	804,804	15,243
Total	8,413,924	$160,211

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

The following table further summarizes the unit repurchases completed for the year ended December 31, 2025 and 2024:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
March 07, 2025	5.00%	March 31, 2025	$65,290	3,469,202	2.01%	—
June 07, 2025	5.00%	June 30, 2025	107,041	5,702,776	3.15%	—
September 04, 2025	5.00%	September 30, 2025	107,961	5,773,310	3.11%	—
December 07, 2025	5.00%	December 31, 2025	181,587	9,778,471	5.25%	—
Total			$461,879	24,723,759

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
March 05, 2024	5.00%	March 31, 2024	$28,707	1,506,944	1.25%	—
June 08, 2024	5.00%	June 30, 2024	52,219	2,738,253	1.94%	—
September 07, 2024	5.00%	September 30, 2024	37,636	1,980,872	1.26%	—
December 07, 2024	5.00%	December 31, 2024	55,792	2,942,591	1.78%	—
Total			$174,354	9,168,660

(1)
Percentage is based on total units as of the close of the previous calendar quarter.
(2)
All repurchase requests were satisfied in full.

Debt

Our outstanding debt obligations were as follows:

	December 31, 2025			December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
ING Facility(1)	$1,350,000	$254,537	$1,094,850	$1,350,000	$313,352	$1,036,036
Wells Funding Facility	900,000	497,250	402,750	900,000	381,250	518,750
CBNA Funding Facility	375,000	225,000	150,000	375,000	93,750	281,250
JPM Funding Facility	1,200,000	744,073	455,927	1,200,000	614,073	585,927
Series A 2026 Notes(2)	—	—	—	204,000	204,000	—
Series A 2028 Notes(2)	146,000	146,000	—	146,000	146,000	—
Series B 2026 Notes(3)	107,000	107,000	—	107,000	107,000	—
Series B 2028 Notes(3)	128,000	128,000	—	128,000	128,000	—
Series C 2027 Notes(4)	136,500	136,500	—	136,500	136,500	—
Series C 2029 Notes(4)	163,500	163,500	—	163,500	163,500	—
Series D 2027 Notes(5)	100,000	100,000	—	100,000	100,000	—
Series D 2029 Notes(5)	200,000	200,000	—	200,000	200,000	—
2030 Notes(6)	300,000	300,000	—	300,000	300,000	—
2028 Notes(7)	300,000	300,000	—	—	—	—
Total	$5,406,000	$3,301,860	$2,103,527	$5,310,000	$2,887,425	$2,421,963

(1)
As of December 31, 2025 and December 31, 2024, letters of credit of $613 and $613, were outstanding, which reduced the unused availability under the ING Facility by the same amount. Under the ING Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of December 31, 2025 and December 31, 2024, the Company had borrowings denominated in Euros (EUR) of 12,216 and 12,216. As of December 31, 2025 and December 31, 2024, the Company had borrowings denominated in Canadian dollars (CAD) of 5,800 and 2,800. As of December 31, 2025 and December 31, 2024, the Company had borrowings denominated in British Pound (GBP) of 2,200 and 2,200.
(2)
The carrying value of the Company’s Series A 2026 Notes and Series A 2028 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $0 and $849, respectively, as of December 31, 2025 and $888 and $1,014, respectively, as of December 31, 2024.
(3)
The carrying value of the Company’s Series B 2026 Notes and Series B 2028 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $255 and $773, respectively, as of December 31, 2025 and $655 and $1,055, respectively, as of December 31, 2024.
(4)
The carrying value of the Company’s Series C 2027 Notes and Series C 2029 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $534 and $1,075, respectively, as of December 31, 2025 and $985 and $1,406, respectively, as of December 31, 2024.
(5)
The carrying value of the Company’s Series D 2027 Notes and Series D 2029 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $610 and $1,651, respectively, as of December 31, 2025 and $993 and $2,110, respectively, as of December 31, 2024.
(6)
The carrying value of the Company’s 2030 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $3,080, as of December 31, 2025 and $3,721 as of December 31, 2024.
(7)
The carrying value of the Company’s 2028 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $3,488, as of December 31, 2025.

For further details, see Note 6 “Debt” to our consolidated financial statements included in this Report.

RECENT DEVELOPMENTS

January Issuances and Distribution Declarations

Pursuant to our continuous private offering, we issued approximately 972,536 Units for an aggregate offering price of $18.06 million effective January 1, 2026.

On January 26, 2026, our Board declared a regular distribution in the amount of $0.1250 per unit and payable on or around February 4, 2026 to unitholders of record as of January 31, 2026.

February Issuances and Distribution Declarations

Pursuant to our continuous private offering, we issued approximately 489,573 Units for an aggregate offering price of $9.06 million effective February 1, 2026.

On February 26, 2026, our Board declared a regular distribution in the amount of $0.1250 per unit and payable on or around March 4, 2026 to unitholders of record as of February 28, 2026.

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

We consider the most significant accounting policies to be those related to our Investments, Revenue Recognition, Deferred Financing Costs and Debt Issuance Costs and Income Taxes. The valuation of investments is our most significant critical estimate. The most significant input is the discount rate used in yield analysis that is based on comparable market yields. Significant increases in the discount rates in isolation would result in a significantly lower fair value measurement. For a further discussion and disclosure of key inputs and considerations related to this estimate, refer to Note 5 “Fair Value Measurements” included in the notes to the consolidated financial statements in Part II, Item 8 of this Report.

RELATED PARTY TRANSACTIONS

We have entered into a number of business relationships with affiliated or related parties, including the following (which are defined in the notes to the accompanying consolidated financial statements if not defined herein):

•
the Investment Advisory Agreement;
•
the Administration Agreement;
•
the Placement Agent Agreement;
•
the MSDI Agreement; and
•
the Expense Support Agreement.

For further details, see Note 3 “Significant Agreements and Related Party Transactions” to our consolidated financial statements included in this Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including valuation risk, market risk and interest rate risk.

Valuation Risk

We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of portfolio companies. During periods of market dislocation, we will seek to invest prudently in the secondary loan market to provide our investors better risk adjusted returns while adhering to our core investment tenets. Most of our investments will not have a readily available market price. To ensure accurate valuations, our investments are valued at fair value in good faith by our Board of Directors, based on, among other things, the input of the Investment Adviser, including our Valuation Designee, our Audit Committee and independent third-party valuation firms engaged at the direction of our Board of Directors, or Valuation Designee, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment while employing a consistently applied valuation process for the investments we hold. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented, and such differences could be material.

Market Risk

The market value of a security may move up or down, sometimes rapidly and unpredictably. These fluctuations may cause a security to be worth less than the price originally paid for it or less than it was worth at an earlier time. Market risk may affect a single issuer, industry, sector of the economy or the market as a whole. Global economies and financial markets are increasingly interconnected, which increases the probabilities that conditions in one country or region might adversely impact issuers in a different country or region. Conditions affecting the general economy, including political, social, or economic instability at the local, regional, or global level, may also affect the market value of a security. Health crises, such as pandemic and epidemic diseases, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, international conflicts, trade policies and tariffs, government shutdowns, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have and may in the future have an adverse effect on a company’s investments and net asset value and can lead to increased market volatility. See “Part I, Item 1A. Risk Factors—General Risk Factors—We are operating in a period of capital markets volatility and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have a negative impact on our business and operations.” and “Part I, Item 1A. Risk Factors—General Risk Factors—Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition” of this Report.

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

As of December 31, 2025, approximately 99.9% of our debt investments were at floating rates. Based on our Consolidated Statements of Financial Condition as of December 31, 2025, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of December 31, 2025) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense(1)	Income
Up 300 basis points	$192,605	$(96,176)	$96,429
Up 200 basis points	$128,404	$(64,117)	$64,287
Up 100 basis points	$64,202	$(32,059)	$32,143
Up 25 basis points	$16,050	$(8,015)	$8,035
Down 25 basis points	$(16,050)	$8,015	$(8,035)
Down 100 basis points	$(64,202)	$32,059	$(32,143)
Down 200 basis points	$(128,285)	$64,117	$(64,168)
Down 300 basis points	$(188,169)	$96,176	$(91,993)

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

Item 8 Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the unitholders and the Board of Directors of North Haven Private Income Fund LLC

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of financial condition of North Haven Private Income Fund LLC and subsidiaries (the "Company"), including the consolidated schedule of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in members’ capital and cash flows for each of the three years ended December 31, 2025, financial highlights for each of the four years ended December 31, 2025 and the period from March 4, 2021 (inception) to December 31, 2021, and the related notes (collectively referred to as the “financial statements and financial highlights”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, changes in members’ capital and cash flows for each of the three years ended December 31, 2025, and financial highlights for each of the four years ended December 31, 2025 and the period from March 4, 2021 (inception) to December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2025 and 2024, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Investments –Level 3 Fair Value Measurements (for first and second lien debt) — Refer to Notes 2 and 5 to the financial statements

Critical Audit Matter Description

The Company held first and second lien debt classified as Level 3 investments under accounting principles generally accepted in the United States of America. The valuation techniques used in estimating the fair value of these investments vary and certain significant inputs used were unobservable.

We identified the valuation of first and second lien debt Level 3 investments as a critical audit matter given the judgments involved in estimating fair value, including the selection of valuation approaches and development of unobservable inputs. This required a high degree of auditor judgment and extensive audit effort, including the need to involve fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to valuation techniques and unobservable inputs used by management to estimate the fair value of first and second lien debt Level 3 investments included the following, among others:

•
We tested the design and implementation over management’s valuation of first and second lien debt Level 3 investments, including those related to valuation techniques and significant unobservable inputs.
•
We evaluated the appropriateness of the valuation techniques used for first and second lien debt Level 3 investments and tested the related significant unobservable inputs by comparing these inputs to external sources or, as applicable, by comparing to independently developed estimates. For selected investments, we used the assistance of our fair value specialists.
•
For certain investments, we developed our own independent estimate of the fair value and compared our estimate to management’s estimate. For selected investments, we used the assistance of our fair value specialists.

•
We evaluated management’s ability to reasonably estimate fair value by comparing management’s historical estimates to subsequent transactions, taking into account changes in market or investment specific conditions, where applicable.

New York, NY

March 3, 2026

We have served as the Company's auditor since 2021.

North Haven Private Income Fund LLC

Consolidated Statements of Financial Condition

(In thousands, except unit and per unit amounts)

	As of
	December 31, 2025	December 31, 2024
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $6,591,112 and $6,103,560)	$6,504,378	$6,079,019
Non-controlled/affiliated investments, at fair value (amortized cost of $22,923 and $0)	20,956	—
Controlled/affiliated investments, at fair value (amortized cost of $85,438 and $0)	85,276	—
Total investments, at fair value (cost of $6,699,473 and $6,103,560)	$6,610,610	$6,079,019
Cash and cash equivalents (restricted cash of $11,510 and $1,650)	199,865	159,788
Investments in unaffiliated money market fund (cost of $38,403 and $58,216)	38,403	58,216
Deferred financing costs	33,878	35,183
Interest and dividend receivable from non-controlled/non-affiliated investments	48,793	58,637
Interest receivable from non-controlled/affiliated investments	391	—
Interest and dividend receivable from controlled/affiliated investments	1,174	—
Receivable for investments sold/repaid	29,048	15,465
Prepaid expenses and other assets	10,958	2,196
Total assets	6,973,120	6,408,504

Liabilities
Debt (net of unamortized debt issuance costs of $12,317 and $12,828)	3,290,766	2,861,892
Payable for investments purchased	24	47,887
Payable to affiliates (Note 3)	36	583
Distributions payable	28,448	26,178
Management fees payable	3,236	7,337
Subscriptions received in advance (Note 8)	18,060	51,728
Payable for units repurchased (Note 8)	181,587	55,792
Income based incentive fee payable	4,176	8,399
Interest and financing costs payable	54,291	53,852
Accrued expenses and other liabilities	12,668	23,670
Total liabilities	3,593,292	3,137,318

Commitments and contingencies (Note 7)

Members' Capital
Units, par value $0.001 per unit (182,049,066 and 172,510,464 units issued and outstanding)	182	173
Paid-in capital in excess of par value	3,505,645	3,321,472
Total distributable earnings (loss)	(125,999)	(50,459)
Total Members' Capital	$3,379,828	$3,271,186
Total liabilities and Members' Capital	$6,973,120	$6,408,504
Net asset value per unit	$18.57	$18.96

The accompanying notes are an integral part of these audited consolidated financial statements

North Haven Private Income Fund LLC

Consolidated Statements of Operations

(In thousands, except unit and per unit amounts)

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$619,613	$520,261	$285,826
Payment-in-kind	19,306	14,580	4,622
Dividend income	5,565	4,814	3,758
Other income	9,953	12,673	8,564
From non-controlled/affiliated investments:
Interest income	677	—	—
Payment-in-kind income	1,042	—	—
Dividend income	200	—	—
Other income	35	—	—
From controlled/affiliated investments:
Dividend income	1,174	—	—
Total investment income	657,565	552,328	302,770
Expenses:
Interest and other financing expenses	246,365	171,312	75,673
Management fees	43,573	36,707	21,048
Income based incentive fees	47,038	42,148	25,206
Professional fees	9,598	9,303	4,291
Offering costs	—	—	18
Directors' fees	518	439	380
Administrative service fees	154	179	126
Servicing fees	28,831	24,961	14,313
General and other expenses	732	199	205
Total expenses	376,809	285,248	141,260
Expense support (Note 3)	(900)	(2,700)	—
Recoupment of expense support (Note 3)	—	400	—
Management fees waiver (Note 3)	(19,680)	(2,750)	—
Income based incentive fees waiver (Note 3)	(19,680)	(6,350)	(424)
Net expenses	336,549	273,848	140,836
Net investment income before taxes	321,016	278,480	161,934
Excise tax expense	—	15	70
Net investment income after taxes	321,016	278,465	161,864
Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	(16,349)	(26,742)	105
Foreign currency and other transactions	61	(7)	1
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(64,340)	8,426	43,906
Translation of assets and liabilities in foreign currencies	173	(171)	42
Non-controlled/affiliated investments	(1,967)	—	—
Controlled/affiliated investments	(162)	—	—
Net realized and unrealized gain (loss)	$(82,584)	$(18,494)	$44,054
Net increase (decrease) in members' capital resulting from operations	$238,432	$259,971	$205,918
Earnings (loss) per unit (basic and diluted)	$1.28	$1.66	$2.26
Weighted average units outstanding (basic and diluted)	186,941,307	156,537,151	91,230,657

The accompanying notes are an integral part of these audited consolidated financial statements

North Haven Private Income Fund LLC

Consolidated Statements of Changes in Members’ Capital

(In thousands, except unit and per unit amounts)

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Members' Capital at beginning of period:	$3,271,186	$2,304,430	$1,266,213
Increase (decrease) in members’ capital resulting from operations:
Net investment income (loss)	321,016	278,465	161,864
Net realized gain (loss)	(16,288)	(26,749)	106
Net change in unrealized appreciation (depreciation)	(66,296)	8,255	43,948
Net increase (decrease) in members’ capital resulting from operations	238,432	259,971	205,918
Distributions to Unitholders from:
Distributable earnings	(312,944)	(282,812)	(161,416)
Capital transactions:
Issuance of Units	461,922	1,003,740	1,021,895
Reinvestment of distributions	183,111	160,211	82,594
Repurchased Units	(461,879)	(174,354)	(110,774)
Net increase in members' capital resulting from capital transactions	183,154	989,597	993,715
Total increase (decrease) in members' capital	108,642	966,756	1,038,217
Members' capital at end of period	$3,379,828	$3,271,186	$2,304,430
Distributions per unit	$1.67	$1.81	$1.77

The accompanying notes are an integral part of these audited consolidated financial statements

North Haven Private Income Fund LLC

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Cash flows from operating activities:
Net increase (decrease) in members' capital resulting from operations	$238,432	$259,971	$205,918
Adjustments to reconcile net increase (decrease) in members' capital resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	66,469	(8,426)	(43,906)
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(173)	171	(42)
Net unrealized (appreciation) depreciation on interest rate swap attributed to unsecured notes	3,132	882	(1,009)
Net realized (gain) loss on investments	16,349	26,742	(105)
Net realized (gain) loss on foreign currency and other transactions	(61)	7	(1)
Investments in unaffiliated money market fund, net	19,813	(58,216)	—
Net accretion of discount and amortization of premium on investments	(25,236)	(20,352)	(8,909)
Payment-in-kind interest and dividend capitalized	(25,718)	(19,453)	(7,987)
Amortization of deferred financing costs	7,910	5,506	2,768
Amortization of debt issuance costs and original issuance discount on unsecured notes	5,199	3,220	1,184
Amortization of deferred offering costs	—	—	18
Purchases of investments and change in payable for investments purchased	(1,937,381)	(2,623,841)	(1,497,694)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	1,314,314	894,845	338,192
Acquisition of SLIC, net of cash acquired (1)	—	(519,667)	—
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	9,844	(35,003)	(9,326)
(Increase) decrease in interest and dividend receivable from non-controlled/affiliated investments	(391)	—	—
(Increase) decrease in interest and dividend receivable from controlled/affiliated investments	(1,174)	—	—
(Increase) decrease in prepaid expenses and other assets	(4,834)	14,678	348
(Decrease) increase in payable to affiliates	(547)	(3,167)	2,158
(Decrease) increase in management fees payable	(4,101)	398	2,696
(Decrease) increase in incentive fees payable	(4,223)	566	6,430
(Decrease) increase in interest payable	357	27,708	24,340
(Decrease) increase in accrued expenses and other liabilities	(1,422)	(10,759)	1,450
Net cash provided by (used in) operating activities	(323,442)	(2,064,190)	(983,477)
Cash flows from financing activities:
Borrowings on debt	$2,118,314	$2,754,469	$2,018,500
Repayments on debt	(1,709,000)	(1,343,500)	(1,828,500)
Deferred financing costs paid	(6,522)	(28,333)	(8,223)
Debt issuance costs paid	(3,996)	(7,535)	(9,563)
Distributions paid	(127,563)	(136,384)	(70,181)
Proceeds from issuance of Units	410,194	857,620	1,021,895
Subscriptions received in advance	18,060	51,728	109,816
Repurchases of Units	(336,085)	(146,158)	(103,406)
Net cash provided by (used in) financing activities	363,402	2,001,907	1,130,338
Net increase (decrease) in cash, cash equivalents and restricted cash	39,960	(62,283)	146,861
Effect of foreign exchange rate changes on cash	117	(173)	5
Cash, cash equivalents and restricted cash, at beginning of period	159,788	222,244	75,378
Cash, cash equivalents and restricted cash, at end of period	$199,865	$159,788	$222,244

Supplemental information and non-cash activities:
Excise tax paid	$—	$114	$170
Interest expense paid	$228,502	$128,606	$48,391
Distribution reinvestment paid	$183,111	$160,211	$82,594
Accrued but unpaid distributions	$28,448	$26,178	$18,455
Accrued but unpaid deferred financing costs	$—	$—	$22
Accrued but unpaid repurchases of Units	$181,587	$55,792	$27,596
Non-cash purchases of investments	$(30,915)	$(36,164)	$—
Non-cash sales of investments	$30,915	$36,164	$—
Debt assumed in purchase of reorganization (1)	$—	$558,073	$—

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

The accompanying notes are an integral part of these audited consolidated financial statements

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate & Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
Debt Investments - non-controlled/non-affiliated
Aerospace & Defense
GB Eagle Buyer, Inc.	(6) (7) (11)	First Lien Debt	S +	4.50%	8.35%	11/29/2030	28,568	$28,289	$28,289	0.84%
GB Eagle Buyer, Inc.	(6) (10) (18)	First Lien Debt	S +	4.50%	8.35%	11/29/2030	—	(32)	(32)	0.00
GB Eagle Buyer, Inc.	(6) (11) (18)	First Lien Debt	S +	4.50%	8.35%	11/29/2030	—	(43)	(43)	0.00
Jonathan Acquisition Company	(6) (10)	First Lien Debt	S +	4.50%	8.34%	11/12/2029	3,700	3,646	3,646	0.11
Jonathan Acquisition Company	(6) (10) (18)	First Lien Debt	S +	4.50%	8.34%	05/11/2029	—	(7)	(7)	0.00
ManTech International CP	(6) (7) (8) (11)	First Lien Debt	S +	4.50%	8.29%	09/14/2029	33,001	32,733	33,001	0.98
ManTech International CP	(6) (11) (18)	First Lien Debt	S +	4.50%	8.29%	09/14/2029	—	—	—	0.00
ManTech International CP	(6) (11) (18)	First Lien Debt	P +	3.50%	10.25%	09/14/2028	—	(29)	—	0.00
Two Six Labs, LLC	(6) (8) (11)	First Lien Debt	S +	5.25%	9.22%	08/20/2027	26,614	26,412	26,604	0.79
Two Six Labs, LLC	(6) (11)	First Lien Debt	S +	5.25%	9.22%	08/20/2027	6,783	6,714	6,783	0.20
Two Six Labs, LLC	(6) (11) (18)	First Lien Debt	S +	5.25%	9.22%	08/20/2027	—	(7)	—	0.00
								97,676	98,241	2.92
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(6) (8) (9) (11)	First Lien Debt	S +	4.75%	8.57%	06/11/2027	48,482	48,174	48,239	1.43
RoadOne IntermodaLogistics	(6) (10)	First Lien Debt	S +	6.25%	9.95%	12/29/2028	1,256	1,235	1,206	0.04
RoadOne IntermodaLogistics	(6) (10)	First Lien Debt	S +	6.25%	9.95%	12/29/2028	115	113	111	0.00
RoadOne IntermodaLogistics	(6) (10) (18)	First Lien Debt	S +	6.25%	9.95%	12/29/2028	228	225	218	0.01
								49,747	49,774	1.48
Automobile Components
Continental Battery Company	(6) (7) (8) (10) (13) (14)	First Lien Debt	S +	7.00% PIK	11.29%	07/20/2028	12,945	11,731	5,480	0.16
LTI Holdings, Inc.		First Lien Debt	S +	3.75%	7.47%	07/29/2029	4,942	4,939	4,968	0.15
OEConnection, LLC	(6) (7) (11)	First Lien Debt	S +	4.50%	8.23%	12/23/2032	1,493	1,486	1,486	0.04
OEConnection, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	8.23%	12/23/2032	—	(2)	(2)	0.00
OEConnection, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	8.23%	12/23/2032	—	(1)	(1)	0.00
Randy's Holdings, Inc.	(6) (10)	First Lien Debt	S +	5.00%	8.71%	11/01/2029	14,088	13,882	13,947	0.41
Randy's Holdings, Inc.	(6) (10) (18)	First Lien Debt	S +	5.00%	8.71%	11/01/2029	3,724	3,634	3,664	0.11
Randy's Holdings, Inc.	(6) (10) (18)	First Lien Debt	S +	5.00%	8.71%	11/01/2029	-	(25)	(19)	0.00
Sonny's Enterprises, LLC	(6) (7) (8) (10)	First Lien Debt	S +	5.50%	9.52%	08/05/2028	52,215	51,805	50,742	1.50
Sonny's Enterprises, LLC	(6) (10)	First Lien Debt	S +	5.50%	9.52%	08/05/2028	5,957	5,888	5,789	0.17
Sonny's Enterprises, LLC	(6) (10) (18)	First Lien Debt	S +	5.50%	9.52%	08/05/2027	2,233	2,183	2,076	0.06
Spectrum Automotive Holdings Corp.	(6) (8) (11)	First Lien Debt	S +	5.25%	8.97%	06/29/2028	9,827	9,771	9,827	0.29
Spectrum Automotive Holdings Corp.	(6) (11)	First Lien Debt	S +	5.25%	8.97%	06/29/2028	5,131	5,082	5,131	0.15
Spectrum Automotive Holdings Corp.	(6) (11) (18)	First Lien Debt	S +	5.25%	8.97%	06/29/2027	—	(2)	—	0.00
								110,371	103,088	3.04
Automobiles
COP Collisionright Parent, LLC	(6) (8) (9) (10)	First Lien Debt	S +	4.75%	8.59%	01/29/2030	26,739	26,357	26,673	0.79
COP Collisionright Parent, LLC	(6) (10) (18)	First Lien Debt	S +	4.75%	8.59%	01/29/2030	19,299	18,983	19,237	0.57
COP Collisionright Parent, LLC	(6) (10) (18)	First Lien Debt	S +	4.75%	8.59%	01/29/2030	673	611	662	0.02
Drivecentric Holdings, LLC	(6) (8) (11)	First Lien Debt	S +	4.50%	8.19%	08/15/2031	38,816	38,479	38,816	1.15
Drivecentric Holdings, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	8.19%	08/15/2031	—	(39)	—	0.00
Drivecentric Holdings, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	8.19%	08/15/2031	—	(33)	—	0.00
LeadVenture, Inc.	(6) (8) (11)	First Lien Debt	S +	5.25%	8.92%	06/23/2032	9,383	9,250	9,383	0.28
LeadVenture, Inc.	(6) (11) (18)	First Lien Debt	S +	5.25%	8.92%	06/23/2032	590	573	590	0.02

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate & Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
LeadVenture, Inc.	(6) (11) (18)	First Lien Debt	S +	5.25%	8.92%	06/23/2032	179	167	179	0.01
MajorDrive Holdings IV, LLC	(12)	First Lien Debt	S +	4.00%	7.93%	06/01/2028	2,938	2,941	2,659	0.08
Turbo Buyer, Inc.	(6) (8) (10)	First Lien Debt	S +	6.00%	9.82%	06/02/2026	15,812	15,637	15,812	0.47
Turbo Buyer, Inc.	(6) (10)	First Lien Debt	S +	6.00%	9.82%	06/02/2026	2,420	2,401	2,420	0.07
Vehlo Purchaser, LLC	(6) (8) (11)	First Lien Debt	S +	5.50%	9.22%	05/24/2028	2,015	2,003	2,015	0.06
Vehlo Purchaser, LLC	(6) (8) (11)	First Lien Debt	S +	5.50%	9.22%	05/24/2028	46,013	45,614	46,013	1.36
Vehlo Purchaser, LLC	(6) (11) (18)	First Lien Debt	S +	5.50%	9.22%	05/24/2028	—	(2)	—	0.00
								162,942	164,459	4.88
Banks
Computer Services, Inc.	(6) (7) (10)	First Lien Debt	S +	4.50%	8.17%	11/17/2031	9,033	8,989	8,989	0.27
Computer Services, Inc.	(6) (10) (18)	First Lien Debt	S +	4.50%	8.17%	11/17/2031	—	(10)	(10)	0.00
								8,979	8,979	0.27
Beverages
Vamos Bidco, Inc.	(6) (8) (12)	First Lien Debt	S +	4.75%	8.42%	01/30/2032	11,551	11,447	11,464	0.34
Vamos Bidco, Inc.	(6) (12) (18)	First Lien Debt	S +	4.75%	8.42%	01/30/2032	—	(21)	(36)	0.00
Vamos Bidco, Inc.	(6) (12) (18)	First Lien Debt	S +	4.75%	8.42%	01/30/2032	—	(13)	(11)	0.00
								11,413	11,417	0.34
Building Products
Project Potter Buyer, LLC	(6) (7) (10)	First Lien Debt	S +	5.25%	8.92%	04/23/2027	11,288	11,284	11,288	0.33
Project Potter Buyer, LLC	(6) (10) (18)	First Lien Debt	S +	5.25%	8.92%	04/23/2027	—	—	—	0.00
								11,284	11,288	0.33
Capital Markets
Orion Advisor Solutions, Inc.		First Lien Debt	S +	3.25%	7.11%	09/24/2030	3,960	3,986	3,983	0.12
Chemicals
Olympus Water US Holding Corporation	(12)	First Lien Debt	S +	3.00%	6.67%	06/20/2031	4,659	4,669	4,614	0.14
Tank Holding Corp.	(9) (11)	First Lien Debt	S +	6.00%	9.59%	03/31/2028	52,822	52,211	48,257	1.43
Tank Holding Corp.	(11)	First Lien Debt	S +	6.00%	9.59%	03/31/2028	5,950	5,838	5,434	0.16
Tank Holding Corp.	(11) (18)	First Lien Debt	S +	6.00%	9.59%	03/31/2028	—	(14)	(161)	0.00
V Global Holdings, LLC	(6) (7) (8) (11)	First Lien Debt	S +	6.25% (incl. 3.70% PIK)	9.27%	01/02/2029	15,772	15,593	14,523	0.43
V Global Holdings, LLC	(6) (11) (18)	First Lien Debt	S +	6.25% (incl. 3.70% PIK)	9.27%	01/02/2029	929	913	752	0.02
								79,210	73,419	2.18
Commercial Services & Supplies
365 Retail Markets, LLC	(6) (8) (10)	First Lien Debt	S +	4.50%	8.49%	12/26/2028	7,180	7,180	7,180	0.21
365 Retail Markets, LLC	(6) (8) (10)	First Lien Debt	S +	4.50%	8.49%	12/26/2028	2,304	2,304	2,304	0.07
Astra Service Partners, LLC	(6) (11)	First Lien Debt	S +	4.50%	8.34%	11/26/2032	4,500	4,466	4,466	0.13
Astra Service Partners, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	8.34%	11/26/2032	—	(5)	(5)	0.00
Atlas US Finco, Inc.	(6) (8) (10) (15)	First Lien Debt	S +	4.75%	8.61%	12/10/2029	28,821	28,692	28,821	0.85
Atlas US Finco, Inc.	(6) (7) (8) (10) (15)	First Lien Debt	S +	4.75%	8.61%	12/09/2029	36,099	35,522	36,099	1.07
Atlas US Finco, Inc.	(6) (10) (15) (18)	First Lien Debt	S +	4.75%	8.61%	12/09/2028	—	(32)	—	0.00
Belfor Holdings, Inc.	(12)	First Lien Debt	S +	2.75%	6.47%	11/01/2030	1,855	1,869	1,862	0.06
BPG Holdings IV Corp.	(6) (8) (9) (11)	First Lien Debt	S +	7.00% (incl. 5.00% PIK)	10.67%	07/30/2029	26,675	25,349	20,981	0.62
Consor Intermediate II, LLC	(6) (11)	First Lien Debt	S +	4.50%	8.17%	05/12/2031	7,911	7,855	7,902	0.23
Consor Intermediate II, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	8.17%	05/12/2031	—	(18)	(4)	0.00
Consor Intermediate II, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	8.17%	05/12/2031	283	272	281	0.01
CRCI Longhorn Holdings, Inc.	(6) (8) (11)	First Lien Debt	S +	4.75%	8.47%	08/27/2031	8,735	8,661	8,735	0.26

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate & Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
CRCI Longhorn Holdings, Inc.	(6) (11) (18)	First Lien Debt	S +	4.75%	8.47%	08/27/2031	—	(9)	—	0.00
CRCI Longhorn Holdings, Inc.	(6) (11) (18)	First Lien Debt	S +	4.75%	8.47%	08/27/2031	—	(12)	—	0.00
Energy Labs Holdings Corp.	(6) (8) (10)	First Lien Debt	S +	5.00%	8.82%	04/07/2028	7,882	7,828	7,725	0.23
Energy Labs Holdings Corp.	(6) (10)	First Lien Debt	S +	5.00%	8.82%	04/07/2028	2,518	2,490	2,450	0.07
Energy Labs Holdings Corp.	(6) (10) (18)	First Lien Debt	S +	5.00%	8.82%	04/07/2028	575	562	537	0.02
EnergySolutions, LLC	(12)	First Lien Debt	S +	3.25%	6.97%	09/20/2030	4,943	4,965	4,972	0.15
Firebird Acquisition Corp, Inc.	(6) (11)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.84%	02/02/2032	6,045	6,019	6,045	0.18
Firebird Acquisition Corp, Inc.	(6) (11) (18)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.84%	02/02/2032	1,417	1,406	1,417	0.04
Firebird Acquisition Corp, Inc.	(6) (11) (18)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.84%	02/02/2032	—	(5)	—	0.00
FLS Holding, Inc.	(6) (7) (8) (10) (15)	First Lien Debt	S +	5.25%	9.07%	12/15/2028	23,531	22,648	20,054	0.59
FLS Holding, Inc.	(6) (8) (10) (15)	First Lien Debt	S +	5.25%	9.07%	12/15/2028	5,517	5,311	4,702	0.14
FLS Holding, Inc.	(6) (10) (15) (18)	First Lien Debt	S +	5.25%	9.07%	12/17/2027	2,247	2,180	1,910	0.06
Foundever Group	(6) (12)	First Lien Debt	S +	3.75%	7.76%	08/28/2028	4,799	4,808	1,872	0.06
Hercules Borrower, LLC	(6) (11)	First Lien Debt	S +	4.75%	8.42%	12/15/2028	25,900	25,754	25,641	0.76
Hercules Borrower, LLC	(6) (11)	First Lien Debt	C +	4.75%	7.01%	12/15/2028	C$ 2,993	2,083	2,161	0.06
HSI Halo Acquisition, Inc.	(6) (7) (11)	First Lien Debt	S +	5.00%	8.84%	06/30/2031	18,832	18,674	18,756	0.55
HSI Halo Acquisition, Inc.	(6) (11) (18)	First Lien Debt	S +	5.00%	8.84%	06/30/2031	2,262	2,237	2,244	0.07
HSI Halo Acquisition, Inc.	(6) (11) (18)	First Lien Debt	S +	5.00%	8.84%	06/28/2030	—	(23)	(12)	0.00
Iris Buyer, LLC	(6) (8) (10)	First Lien Debt	S +	5.25%	9.09%	10/02/2030	20,291	19,933	20,237	0.60
Iris Buyer, LLC	(6) (10)	First Lien Debt	S +	5.25%	9.09%	10/02/2030	1,865	1,835	1,860	0.06
Iris Buyer, LLC	(6) (10) (18)	First Lien Debt	S +	5.25%	9.09%	10/02/2029	—	(43)	(7)	0.00
LSF12 Crown US Commercial Bidco, LLC		First Lien Debt	S +	3.50%	7.37%	12/02/2031	2,915	2,927	2,930	0.09
Procure Acquireco, Inc. (Procure Analytics)	(6) (8) (11)	First Lien Debt	S +	4.75%	8.42%	12/20/2028	15,238	15,238	15,238	0.45
Procure Acquireco, Inc. (Procure Analytics)	(6) (11) (18)	First Lien Debt	S +	4.75%	8.42%	12/20/2028	926	922	926	0.03
Procure Acquireco, Inc. (Procure Analytics)	(6) (11) (18)	First Lien Debt	S +	4.75%	8.42%	12/20/2028	—	—	—	0.00
Railpros Parent, LLC	(6) (8) (11)	First Lien Debt	S +	4.25%	8.13%	05/24/2032	21,157	20,960	20,946	0.62
Railpros Parent, LLC	(6) (11) (18)	First Lien Debt	S +	4.25%	8.13%	05/24/2032	—	(30)	(65)	0.00
Railpros Parent, LLC	(6) (11) (18)	First Lien Debt	S +	4.25%	8.13%	05/24/2032	—	(30)	(33)	0.00
Routeware, Inc.	(6) (8) (10)	First Lien Debt	S +	5.25%	8.95%	09/18/2031	4,773	4,732	4,757	0.14
Routeware, Inc.	(6) (10) (18)	First Lien Debt	S +	5.25%	8.95%	09/18/2031	290	279	283	0.01
Routeware, Inc.	(6) (10) (18)	First Lien Debt	S +	5.25%	8.95%	09/18/2031	102	98	101	0.00
Sherlock Buyer Corp.	(6) (7) (8) (10)	First Lien Debt	S +	5.75%	9.42%	12/06/2030	24,845	24,774	24,061	0.71
Sherlock Buyer Corp.	(6) (10) (18)	First Lien Debt	S +	5.75%	9.42%	12/07/2029	—	(7)	(94)	0.00
Surewerx Purchaser III, Inc.	(6) (7) (8) (11) (15)	First Lien Debt	S +	5.25%	8.92%	12/28/2029	4,390	4,349	4,382	0.13
Surewerx Purchaser III, Inc.	(6) (11) (15)	First Lien Debt	C +	5.25%	7.51%	12/28/2029	C$ 2,591	1,872	1,887	0.06
Surewerx Purchaser III, Inc.	(6) (11) (15) (18)	First Lien Debt	S +	5.25%	8.92%	12/28/2029	—	(6)	(1)	0.00
Surewerx Purchaser III, Inc.	(6) (11) (15) (18)	First Lien Debt	S +	5.25%	8.92%	12/28/2028	—	(12)	(2)	0.00
Sweep Midco, LLC	(6) (8) (16)	Second Lien Debt			0.00%	03/12/2034	1,086	543	730	0.02
Sweep Midco, LLC	(6) (8) (16)	Second Lien Debt			0.00%	03/12/2036	3,156	—	—	0.00
Sweep Purchaser, LLC	(6) (8) (10)	First Lien Debt	S +	5.75% PIK	9.58%	06/30/2027	4,362	4,362	4,362	0.13
Sweep Purchaser, LLC	(6) (8) (10)	First Lien Debt	S +	5.75%	9.58%	06/30/2027	2,029	2,029	2,029	0.06
Sweep Purchaser, LLC	(6) (10) (18)	First Lien Debt	S +	5.75%	9.58%	06/30/2027	94	94	94	0.00
Tamarack Intermediate, LLC	(6) (8) (11)	First Lien Debt	S +	5.00%	8.90%	03/12/2029	25,541	25,278	25,476	0.75
Tamarack Intermediate, LLC	(6) (11) (18)	First Lien Debt	S +	5.00%	8.90%	03/12/2029	3,225	3,170	3,211	0.10
Tamarack Intermediate, LLC	(6) (11) (18)	First Lien Debt	S +	5.00%	8.90%	03/12/2029	—	(37)	(11)	0.00

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate & Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
Tempo Acquisition, LLC	(12)	First Lien Debt	S +	1.75%	5.47%	08/31/2028	3,947	3,957	3,787	0.11
Transit Technologies, LLC	(6) (11)	First Lien Debt	S +	5.00%	8.59%	08/20/2031	15,254	15,121	15,225	0.45
Transit Technologies, LLC	(6) (11) (18)	First Lien Debt	S +	5.00%	8.59%	08/20/2031	1,515	1,487	1,509	0.04
Transit Technologies, LLC	(6) (11) (18)	First Lien Debt	S +	5.00%	8.59%	08/20/2030	—	(20)	—	0.00
Vensure Employer Services, Inc.	(6) (8) (12)	First Lien Debt	S +	5.00%	8.70%	09/29/2031	31,707	31,438	31,707	0.94
Vensure Employer Services, Inc.	(6) (12) (18)	First Lien Debt	S +	5.00%	8.70%	09/29/2031	—	(8)	—	0.00
VRC Companies, LLC	(6) (8) (11)	First Lien Debt	S +	5.50%	9.31%	06/29/2027	45,400	45,278	45,400	1.34
VRC Companies, LLC	(6) (10)	First Lien Debt	S +	5.50%	9.31%	06/29/2027	47,116	46,807	47,116	1.39
VRC Companies, LLC	(6) (10) (18)	First Lien Debt	S +	5.50%	9.31%	06/29/2027	—	—	—	0.00
								506,321	497,137	14.71
Construction & Engineering
Arcoro Holdings Corp.	(6) (10)	First Lien Debt	S +	5.50%	9.17%	03/28/2030	56,530	55,666	55,558	1.64
Arcoro Holdings Corp.	(6) (10) (18)	First Lien Debt	S +	5.50%	9.17%	03/28/2030	—	(122)	(148)	0.00
Artera Services, LLC		First Lien Debt	S +	4.50%	8.17%	02/15/2031	1,975	1,960	1,588	0.05
Crown Subsea Communications Holding, Inc.	(11)	First Lien Debt	S +	3.50%	7.22%	01/30/2031	3,980	4,011	4,006	0.12
KPSKY Acquisition, Inc.	(6) (7) (8) (11)	First Lien Debt	S +	5.50%	9.44%	10/19/2028	20,535	19,872	18,669	0.55
KPSKY Acquisition, Inc.	(6) (8) (11)	First Lien Debt	S +	5.50%	9.44%	10/19/2028	16,366	16,084	14,879	0.44
LJ Avalon Holdings, LLC	(6) (7) (10)	First Lien Debt	S +	4.50%	8.46%	02/01/2030	6,529	6,471	6,529	0.19
LJ Avalon Holdings, LLC	(6) (7) (10)	First Lien Debt	S +	4.50%	8.46%	02/01/2030	5,277	5,217	5,277	0.16
LJ Avalon Holdings, LLC	(6) (10) (18)	First Lien Debt	S +	4.50%	8.46%	02/01/2029	—	(10)	—	0.00
Superman Holdings, LLC	(6) (8) (11)	First Lien Debt	S +	4.50%	8.17%	08/29/2031	25,140	25,033	25,140	0.74
Superman Holdings, LLC	(6) (7) (11)	First Lien Debt	S +	4.50%	8.17%	08/29/2031	8,238	8,177	8,238	0.24
Superman Holdings, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	8.17%	08/29/2031	—	(15)	—	0.00
								142,344	139,736	4.13
Consumer Staples Distribution & Retail
PDI TA Holdings, Inc.	(6) (8) (11)	First Lien Debt	S +	5.50%	9.34%	02/03/2031	38,577	38,276	37,992	1.12
PDI TA Holdings, Inc.	(6) (11) (18)	First Lien Debt	S +	5.50%	9.34%	02/03/2031	2,359	2,336	2,311	0.07
								40,612	40,303	1.19
Containers & Packaging
Berlin Packaging, LLC		First Lien Debt	S +	3.25%	7.11%	06/07/2031	5,935	5,940	5,947	0.18
BP Purchaser, LLC	(6) (7) (8) (11)	First Lien Debt	S +	5.50%	9.48%	12/11/2028	34,033	32,910	26,605	0.79
Clydesdale Acquisition Holdings, Inc.	(12)	First Lien Debt	S +	3.18%	6.89%	04/13/2029	7,303	7,306	7,304	0.22
FORTIS Solutions Group, LLC	(6) (8) (11)	First Lien Debt	S +	5.50%	9.27%	10/13/2028	21,739	21,669	21,739	0.64
FORTIS Solutions Group, LLC	(6) (11)	First Lien Debt	S +	5.50%	9.27%	10/13/2028	2,835	2,820	2,835	0.08
FORTIS Solutions Group, LLC	(6) (11) (18)	First Lien Debt	S +	5.50%	9.27%	10/15/2027	525	521	525	0.02
Proampac PG Borrower, LLC	(11)	First Lien Debt	S +	4.00%	7.89%	09/15/2028	2,935	2,945	2,936	0.09
								74,111	67,891	2.01
Distributors
48Forty Solutions, LLC	(6) (8) (14)	First Lien Debt	S +	6.00%	10.48%	11/30/2029	47,378	46,014	19,425	0.57
48Forty Solutions, LLC	(6) (14) (18)	First Lien Debt	S +	6.00%	10.48%	11/30/2029	5,684	5,380	1,484	0.04
ABB Concise Optical Group, LLC	(6) (7) (11)	First Lien Debt	S +	7.50%	11.34%	02/23/2028	17,008	16,822	16,370	0.48
PT Intermediate Holdings III, LLC	(6) (7) (8) (11)	First Lien Debt	S +	5.00% (incl. 1.75% PIK)	8.67%	04/09/2030	55,126	54,663	55,126	1.63
PT Intermediate Holdings III, LLC	(6) (11) (18)	First Lien Debt	S +	5.00% (incl. 1.75% PIK)	8.67%	04/09/2030	—	(4)	—	0.00
								122,875	92,405	2.73
Diversified Consumer Services

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate & Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
Any Hour, LLC	(6) (12)	First Lien Debt	S +	5.25%	8.92%	05/23/2030	11,684	11,546	11,162	0.33
Any Hour, LLC	(6) (12) (18)	First Lien Debt	S +	5.25%	8.92%	05/23/2030	331	310	176	0.01
Any Hour, LLC	(6) (12) (18)	First Lien Debt	S +	5.25%	8.92%	05/23/2030	1,455	1,436	1,377	0.04
Any Hour, LLC	(6)	Other Debt		13.00% PIK	13.00%	05/23/2031	3,627	3,577	3,444	0.10
Apex Service Partners, LLC	(6) (7) (8) (9) (10)	First Lien Debt	S +	5.00%	8.82%	10/24/2030	71,381	70,532	71,335	2.11
Apex Service Partners, LLC	(6) (10)	First Lien Debt	S +	5.00%	8.82%	10/24/2030	10,432	10,286	10,425	0.31
Apex Service Partners, LLC	(6) (10) (18)	First Lien Debt	S +	5.00%	8.82%	10/24/2029	1,381	1,327	1,377	0.04
Ascend Learning, LLC	(12)	First Lien Debt	S +	3.00%	6.72%	12/11/2028	7,301	7,276	7,318	0.22
Assembly Intermediate, LLC	(6) (8) (10)	First Lien Debt	S +	5.25%	8.92%	10/19/2027	8,055	7,830	8,055	0.24
Assembly Intermediate, LLC	(6) (10)	First Lien Debt	S +	5.25%	8.92%	10/19/2027	1,778	1,727	1,778	0.05
Assembly Intermediate, LLC	(6) (10) (18)	First Lien Debt	S +	5.25%	8.92%	10/19/2027	—	(23)	—	0.00
DA Blocker Corp.	(6) (9) (11) (15)	First Lien Debt	S +	4.75%	8.42%	02/10/2032	7,759	7,689	7,740	0.23
DA Blocker Corp.	(6) (11) (15) (18)	First Lien Debt	S +	4.75%	8.42%	02/10/2032	—	(10)	(6)	0.00
DA Blocker Corp.	(6) (11) (15) (18)	First Lien Debt	S +	4.75%	8.42%	02/10/2032	—	(7)	(2)	0.00
Eclipse Buyer, Inc.	(6) (8) (12)	First Lien Debt	S +	4.50%	8.25%	09/08/2031	8,362	8,290	8,362	0.25
Eclipse Buyer, Inc.	(6) (12) (18)	First Lien Debt	S +	4.50%	8.25%	09/08/2031	—	(6)	—	0.00
Eclipse Buyer, Inc.	(6) (12) (18)	First Lien Debt	S +	4.50%	8.25%	09/08/2031	—	(6)	—	0.00
Essential Services Holding Corporation	(6) (7) (11)	First Lien Debt	S +	5.00%	8.88%	06/17/2031	18,624	18,469	18,573	0.55
Essential Services Holding Corporation	(6) (11) (18)	First Lien Debt	S +	5.00%	8.88%	06/17/2031	—	(20)	(14)	0.00
Essential Services Holding Corporation	(6) (11) (18)	First Lien Debt	S +	5.00%	8.88%	06/17/2030	1,289	1,265	1,280	0.04
EVDR Purchaser, Inc.	(6) (11)	First Lien Debt	S +	4.50%	8.23%	02/14/2031	36,404	35,830	36,345	1.08
EVDR Purchaser, Inc.	(6) (11) (18)	First Lien Debt	S +	4.50%	8.23%	02/14/2031	—	(77)	(17)	0.00
EVDR Purchaser, Inc.	(6) (11) (18)	First Lien Debt	S +	4.50%	8.23%	02/14/2031	1,267	1,175	1,257	0.04
Express Wash Acquisition Company, LLC	(6) (8) (10)	First Lien Debt	S +	6.25%	10.18%	04/10/2031	5,667	5,510	5,610	0.17
Express Wash Acquisition Company, LLC	(6) (10) (18)	First Lien Debt	S +	6.25%	10.18%	04/10/2031	—	(10)	(3)	0.00
FPG Intermediate Holdco, LLC	(6) (10) (13)	First Lien Debt	S +	5.00% PIK	8.84%	07/02/2029	2,303	2,264	2,188	0.06
FPG Intermediate Holdco, LLC	(6) (10) (18)	First Lien Debt	S +	5.00% PIK	8.84%	07/02/2029	469	469	469	0.01
FPG Intermediate Holdco, LLC	(6) (10)	First Lien Debt	S +	5.00% PIK	8.84%	06/29/2029	317	317	317	0.01
GarageCo Intermediate II, LLC	(6) (7) (11)	First Lien Debt	S +	4.25%	8.10%	08/02/2032	3,434	3,402	3,400	0.10
GarageCo Intermediate II, LLC	(6) (11) (18)	First Lien Debt	S +	4.25%	8.10%	08/02/2032	—	(24)	(51)	0.00
GarageCo Intermediate II, LLC	(6) (11) (18)	First Lien Debt	S +	4.25%	8.10%	07/30/2032	—	(14)	(15)	0.00
Heartland Home Services	(6) (11)	First Lien Debt	S +	5.75%	9.52%	12/15/2026	22,872	22,771	22,329	0.66
Kodiak Buyer, LLC	(6) (9) (11)	First Lien Debt	S +	4.50%	8.17%	07/26/2032	9,206	9,118	9,206	0.27
Kodiak Buyer, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	8.17%	07/26/2032	—	(15)	—	0.00
Kodiak Buyer, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	8.17%	07/23/2032	—	(24)	—	0.00
KUEHG Corp.	(12)	First Lien Debt	S +	2.75%	6.42%	06/12/2030	7,288	7,312	7,059	0.21
LHS Borrower, LLC	(6) (7) (11)	First Lien Debt	S +	5.25%	8.97%	09/04/2031	12,901	12,716	12,708	0.38
LHS Borrower, LLC	(6) (11) (18)	First Lien Debt	P +	4.25%	11.00%	09/04/2031	118	104	104	0.00
Lightspeed Solution, LLC	(6) (8) (11)	First Lien Debt	S +	6.00%	9.72%	03/01/2028	23,202	23,047	23,051	0.68
Lightspeed Solution, LLC	(6) (11)	First Lien Debt	S +	6.00%	9.72%	03/01/2028	1,377	1,367	1,368	0.04
Project Accelerate Parent, LLC	(6) (11)	First Lien Debt	S +	5.25%	8.97%	02/24/2031	27,082	26,867	27,082	0.80
Project Accelerate Parent, LLC	(6) (11) (18)	First Lien Debt	S +	5.25%	8.97%	02/24/2031	—	(29)	—	0.00
Spring Education Group, Inc.		First Lien Debt	S +	3.25%	6.92%	10/04/2030	3,920	3,931	3,936	0.12
Vertex Service Partners, LLC	(6) (8) (9) (11)	First Lien Debt	S +	6.00% (incl. 4.25% PIK)	9.67%	11/08/2030	9,830	9,646	9,647	0.29
Vertex Service Partners, LLC	(6) (11) (18)	First Lien Debt	S +	6.00% (incl. 4.25% PIK)	9.67%	11/08/2030	12,939	12,691	12,653	0.37

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate & Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
Vertex Service Partners, LLC	(6) (11) (18)	First Lien Debt	S +	6.00%	9.67%	11/08/2030	396	362	359	0.01
Wand NewCo 3, Inc.		First Lien Debt	S +	2.50%	6.22%	01/30/2031	7,084	7,088	7,088	0.21
								337,282	338,470	10.01
Electric Utilities
Kohler Energy Co, LLC		First Lien Debt	S +	3.75%	7.42%	05/01/2031	4,591	4,626	4,612	0.14
Electrical Equipment
Accel International Holdings, Inc.	(6) (8) (12)	First Lien Debt	S +	4.50%	8.22%	04/26/2032	24,507	24,393	24,507	0.73
Accel International Holdings, Inc.	(6) (12) (18)	First Lien Debt	S +	4.50%	8.22%	04/26/2032	—	(19)	—	0.00
Spark Buyer, LLC	(6) (8) (11)	First Lien Debt	S +	5.25%	9.13%	10/15/2031	5,259	5,191	4,865	0.14
Spark Buyer, LLC	(6) (11) (18)	First Lien Debt	S +	5.25%	9.13%	10/15/2031	—	(13)	(159)	0.00
Spark Buyer, LLC	(6) (11) (18)	First Lien Debt	S +	5.25%	9.13%	10/15/2031	361	348	281	0.01
								29,900	29,494	0.87
Electronic Equipment, Instruments & Components
Abracon Group Holdings, LLC	(6) (7) (8) (11)	First Lien Debt	S +	6.60% (incl. 4.60% PIK)	10.54%	07/06/2028	29,410	28,849	20,587	0.61
Abracon Group Holdings, LLC	(6) (11)	First Lien Debt	S +	6.60% (incl. 4.60% PIK)	10.54%	07/06/2028	1,967	1,933	1,377	0.04
Chamberlain Group, Inc.		First Lien Debt	S +	2.75%	6.47%	09/08/2032	6,790	6,785	6,800	0.20
Dwyer Instruments, Inc.	(6) (8) (9) (11)	First Lien Debt	S +	4.75%	8.42%	07/20/2029	53,918	53,345	53,648	1.59
Dwyer Instruments, Inc.	(6) (11)	First Lien Debt	S +	4.75%	8.42%	07/20/2029	21,335	21,059	21,227	0.63
Dwyer Instruments, Inc.	(6) (11) (18)	First Lien Debt	S +	4.75%	8.42%	07/20/2029	1,859	1,814	1,833	0.05
Infinite Bidco, LLC	(6) (9) (12)	First Lien Debt	S +	6.25%	10.14%	03/02/2028	9,069	9,004	9,068	0.27
Infinite Bidco, LLC	(8) (12)	Second Lien Debt	S +	7.00%	10.89%	03/02/2029	16,800	15,077	15,887	0.47
Magneto Components Buyco, LLC	(6) (7) (8) (9) (11)	First Lien Debt	S +	6.00%	9.67%	12/05/2030	48,373	47,713	48,373	1.43
Magneto Components Buyco, LLC	(6) (11) (18)	First Lien Debt	S +	6.00%	9.67%	12/05/2029	—	(95)	—	0.00
NDT Global Holding, Inc.	(6) (8) (12) (15)	First Lien Debt	S +	4.50%	8.22%	06/04/2032	32,319	32,016	31,996	0.95
NDT Global Holding, Inc.	(6) (12) (15) (18)	First Lien Debt	S +	4.50%	8.22%	06/04/2032	6,336	6,240	6,192	0.18
NDT Global Holding, Inc.	(6) (12) (15) (18)	First Lien Debt	S +	4.50%	8.22%	06/04/2032	—	(66)	(72)	0.00
NSI Holdings, Inc.	(6) (7) (11)	First Lien Debt	S +	4.50%	8.32%	11/17/2031	19,291	19,122	19,291	0.57
NSI Holdings, Inc.	(6) (11) (18)	First Lien Debt	S +	4.50%	8.32%	11/17/2031	—	(14)	—	0.00
NSI Holdings, Inc.	(6) (18)	First Lien Debt	P +	3.75%	10.50%	11/17/2031	—	(34)	—	0.00
Pamlico Avant Holdings, LP	(6) (7) (11)	First Lien Debt	S +	4.50%	8.17%	12/31/2032	12,112	11,991	11,991	0.35
Pamlico Avant Holdings, LP	(6) (11) (18)	First Lien Debt	S +	4.50%	8.17%	12/31/2032	164	147	147	0.00
								254,886	248,345	7.35
Financial Services
Applitools, Inc.	(6) (8) (11) (15)	First Lien Debt	S +	6.25% PIK	9.92%	05/25/2029	14,162	14,059	13,914	0.41
Applitools, Inc.	(6) (11) (15) (18)	First Lien Debt	S +	6.25%	9.92%	05/25/2028	—	(13)	(28)	0.00
BCTO Bluebill Midco, Inc.	(6) (8) (11)	First Lien Debt	S +	4.50%	8.34%	07/30/2032	21,333	21,130	21,120	0.62
BCTO Bluebill Midco, Inc.	(6) (11) (18)	First Lien Debt	S +	4.50%	8.34%	07/30/2032	—	(25)	(27)	0.00
Boost Newco Borrower, LLC		First Lien Debt	S +	2.00%	5.67%	01/31/2031	7,425	7,447	7,430	0.22
Cerity Partners, LLC	(6) (7) (8) (11)	First Lien Debt	S +	4.50%	8.20%	07/28/2031	14,839	14,719	14,802	0.44
Cerity Partners, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	8.20%	07/28/2031	—	(38)	(20)	0.00
Cerity Partners, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	8.20%	07/28/2031	182	176	179	0.01
Cliffwater, LLC	(6) (9) (11)	First Lien Debt	S +	4.75%	8.47%	04/22/2032	21,303	21,106	21,144	0.63
Cliffwater, LLC	(6) (11) (18)	First Lien Debt	S +	4.75%	8.47%	04/22/2032	—	(18)	(15)	0.00
GC Waves Holdings, Inc.	(6) (8) (11)	First Lien Debt	S +	4.50%	8.22%	10/04/2030	27,291	26,829	27,291	0.81
GC Waves Holdings, Inc.	(6) (11) (18)	First Lien Debt	S +	4.50%	8.22%	10/04/2030	20,090	19,596	20,087	0.59

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate & Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
GC Waves Holdings, Inc.	(6) (11) (18)	First Lien Debt	S +	4.50%	8.22%	10/04/2030	—	(23)	—	0.00
MAI Capital Management Intermediate, LLC	(6) (8) (11)	First Lien Debt	S +	4.75%	8.42%	08/29/2031	4,620	4,581	4,574	0.14
MAI Capital Management Intermediate, LLC	(6) (11) (18)	First Lien Debt	S +	4.75%	8.42%	08/29/2031	3,916	3,876	3,867	0.11
MAI Capital Management Intermediate, LLC	(6) (11) (18)	First Lien Debt	S +	4.75%	8.42%	08/29/2031	225	215	213	0.01
PMA Parent Holdings, LLC	(6) (7) (8) (11)	First Lien Debt	S +	4.75%	8.42%	01/31/2031	4,913	4,855	4,864	0.14
PMA Parent Holdings, LLC	(6) (11) (18)	First Lien Debt	S +	4.75%	8.42%	01/31/2031	—	(4)	(4)	0.00
SitusAMC Holdings Corporation	(6) (7) (8) (11)	First Lien Debt	S +	5.50%	9.17%	05/14/2031	19,161	19,106	19,161	0.57
Smarsh, Inc.	(6) (8) (11)	First Lien Debt	S +	4.75%	8.42%	02/16/2029	11,250	11,187	11,250	0.33
Smarsh, Inc.	(6) (11) (18)	First Lien Debt	S +	4.75%	8.42%	02/16/2029	—	(3)	—	0.00
Smarsh, Inc.	(6) (11) (18)	First Lien Debt	S +	4.75%	8.42%	02/16/2029	621	612	621	0.02
Trintech, Inc.	(6) (7) (8) (10)	First Lien Debt	S +	5.50%	9.22%	07/25/2029	62,808	61,934	62,494	1.85
Trintech, Inc.	(6) (10) (18)	First Lien Debt	S +	5.50%	9.22%	07/25/2029	1,574	1,504	1,546	0.05
								232,808	234,463	6.94
Food Products
Familia Intermediate Holdings I Corp. (Teasdale Latin Foods)	(6) (14)	Other Debt		16.25% PIK	16.25%	06/18/2028	500	352	-	0.00
Teasdale Foods, Inc. (Teasdale Latin Foods)	(6) (8) (10) (14)	First Lien Debt	S +	7.65% (incl. 3.40% PIK)	12.11%	12/20/2027	3,643	3,583	2,699	0.08
								3,935	2,699	0.08
Ground Transportation
eShipping, LLC	(6) (11)	First Lien Debt	S +	4.50%	8.19%	12/23/2032	2,848	2,834	2,834	0.08
eShipping, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	8.19%	12/23/2032	—	(3)	(3)	0.00
eShipping, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	8.19%	12/23/2032	67	64	64	0.00
SV Newco 2, Inc.	(6) (11) (15)	First Lien Debt	S +	4.75%	8.42%	06/02/2031	34,980	34,548	34,932	1.03
SV Newco 2, Inc.	(6) (11) (15) (18)	First Lien Debt	S +	4.75%	8.42%	06/02/2031	16,365	16,152	16,342	0.48
SV Newco 2, Inc.	(6) (11) (15) (18)	First Lien Debt	S +	4.75%	8.42%	06/02/2031	—	(138)	(16)	0.00
								53,457	54,153	1.60
Health Care Equipment & Supplies
Journey Personal Care Corp.	(11)	First Lien Debt	S +	3.75%	7.47%	03/01/2028	4,914	4,876	4,890	0.14
Medline Borrower, LP	(12)	First Lien Debt	S +	1.75%	5.47%	10/23/2030	6,618	6,619	6,639	0.20
PerkinElmer U.S., LLC	(6) (10)	First Lien Debt	S +	4.75%	8.48%	03/13/2029	27,881	27,403	27,741	0.82
PerkinElmer U.S., LLC	(6) (10) (18)	First Lien Debt	S +	4.75%	8.48%	03/13/2029	—	(3)	(3)	0.00
Tidi Legacy Products, Inc.	(6) (8) (9) (10)	First Lien Debt	S +	4.50%	8.22%	12/19/2029	11,028	10,873	11,028	0.33
Tidi Legacy Products, Inc.	(6) (10)	First Lien Debt	S +	4.50%	8.22%	12/19/2029	2,954	2,905	2,954	0.09
Tidi Legacy Products, Inc.	(6) (10) (18)	First Lien Debt	S +	4.50%	8.22%	12/19/2029	—	(28)	—	0.00
YI, LLC	(6) (8) (9) (10)	First Lien Debt	S +	5.75%	9.49%	12/03/2029	17,530	17,282	17,530	0.52
YI, LLC	(6) (10) (18)	First Lien Debt	S +	5.75%	9.49%	12/03/2029	—	(36)	—	0.00
								69,891	70,779	2.09
Health Care Providers & Services
Advarra Holdings, Inc.	(6) (10)	First Lien Debt	S +	4.50%	8.22%	09/15/2031	14,931	14,718	14,857	0.44
Advarra Holdings, Inc.	(6) (11) (18)	First Lien Debt	S +	4.50%	8.22%	09/15/2031	—	(2)	(6)	0.00
CNT Holdings I Corp.	(11)	First Lien Debt	S +	2.25%	6.09%	11/08/2032	6,799	6,808	6,812	0.20
DCA Investment Holdings, LLC	(6) (8) (11) (14)	First Lien Debt	S +	6.50%	12.08%	04/03/2028	49,307	48,880	40,161	1.19
DCA Investment Holdings, LLC	(6) (8) (11) (14)	First Lien Debt	S +	6.50%	12.08%	04/03/2028	3,787	3,750	3,085	0.09
Electron BidCo, Inc.	(12)	First Lien Debt	S +	2.50%	6.22%	11/01/2028	6,808	6,813	6,840	0.20
Ensemble RCM, LLC		First Lien Debt	S +	3.00%	6.84%	08/01/2029	4,571	4,579	4,591	0.14
Gateway US Holdings, Inc.	(6) (7) (8) (11) (15)	First Lien Debt	S +	4.75%	8.42%	09/22/2028	11,869	11,824	11,810	0.35

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate & Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
Gateway US Holdings, Inc.	(6) (11) (15) (18)	First Lien Debt	S +	4.75%	8.42%	09/22/2028	3,437	3,415	3,413	0.10
Gateway US Holdings, Inc.	(6) (11) (15) (18)	First Lien Debt	S +	4.75%	8.42%	09/22/2028	—	(2)	(2)	0.00
Heartland Veterinary Partners, LLC	(6) (7) (8) (10)	First Lien Debt	S +	4.75%	8.42%	06/12/2028	6,263	6,256	6,263	0.19
Heartland Veterinary Partners, LLC	(6) (8)	Second Lien Debt		14.50% (incl. 7.00% PIK)	14.50%	09/11/2028	813	809	813	0.02
Heartland Veterinary Partners, LLC	(6) (10) (18)	First Lien Debt	S +	4.75%	8.42%	06/12/2028	14,214	14,168	14,183	0.42
Heartland Veterinary Partners, LLC	(6) (10)	Second Lien Debt		14.50% (incl. 7.00% PIK)	14.50%	09/11/2028	316	315	316	0.01
Heartland Veterinary Partners, LLC	(6) (10) (18)	First Lien Debt	S +	4.75%	8.42%	06/12/2028	—	(1)	—	0.00
iCIMS, Inc.	(6) (11)	First Lien Debt	S +	5.75%	9.61%	08/18/2028	16,989	16,882	16,941	0.50
iCIMS, Inc.	(6) (11) (18)	First Lien Debt	S +	5.75%	9.61%	08/18/2028	166	164	162	0.00
Imagine 360, LLC	(6) (7) (11)	First Lien Debt	S +	4.75%	8.42%	10/02/2028	13,198	13,103	13,198	0.39
Imagine 360, LLC	(6) (11) (18)	First Lien Debt	S +	4.75%	8.42%	10/02/2028	—	(6)	—	0.00
Imagine 360, LLC	(6) (11) (18)	First Lien Debt	S +	4.75%	8.42%	10/02/2028	—	(8)	—	0.00
Intelerad Medical Systems Incorporated	(6) (10) (15)	First Lien Debt	S +	6.50%	10.49%	08/21/2026	9,324	9,261	9,208	0.27
Intelerad Medical Systems Incorporated	(6) (10) (15)	First Lien Debt	S +	6.50%	10.49%	08/21/2026	650	647	642	0.02
Invictus Buyer, LLC	(6) (11)	First Lien Debt	S +	4.50%	8.17%	06/03/2031	1,571	1,558	1,571	0.05
Invictus Buyer, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	8.17%	06/03/2031	—	(3)	—	0.00
Invictus Buyer, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	8.17%	06/03/2031	—	(2)	—	0.00
LSCS Holdings, Inc.		First Lien Debt	S +	4.50%	8.17%	03/04/2032	3,474	3,478	3,397	0.10
MED ParentCo, LP	(6)	First Lien Debt	S +	3.25%	6.97%	04/15/2031	2,978	2,991	2,983	0.09
Medical Solutions, LLC		First Lien Debt	S +	3.50%	7.44%	11/01/2028	5,299	5,296	3,709	0.11
Merative, LP	(6) (7) (11)	First Lien Debt	S +	4.50%	8.17%	09/30/2032	29,441	29,298	29,294	0.87
Merative, LP	(6) (11) (18)	First Lien Debt	S +	4.50%	8.17%	09/30/2032	—	(8)	(17)	0.00
Merative, LP	(6) (11) (18)	First Lien Debt	S +	4.50%	8.17%	09/30/2032	—	(14)	(15)	0.00
Midwest Physician Administrative Services, LLC	(11)	First Lien Debt	S +	3.00%	6.93%	03/12/2028	3,839	3,835	3,475	0.10
mPulse Mobile, Inc.	(6) (7) (11)	First Lien Debt	S +	4.75%	8.42%	08/26/2032	29,279	28,997	28,986	0.86
mPulse Mobile, Inc.	(6) (11) (18)	First Lien Debt	S +	4.75%	8.42%	08/26/2032	—	(13)	(28)	0.00
mPulse Mobile, Inc.	(6) (11) (18)	First Lien Debt	S +	4.75%	8.42%	08/26/2032	—	(40)	(42)	0.00
Pacific Dental Services, LLC		First Lien Debt	S +	2.50%	6.24%	03/15/2031	2,948	2,956	2,957	0.09
Pareto Health Intermediate Holdings, Inc.	(6) (9) (10)	First Lien Debt	S +	4.75%	8.35%	06/03/2030	69,811	68,834	69,811	2.07
Pareto Health Intermediate Holdings, Inc.	(6) (10) (18)	First Lien Debt	S +	4.75%	8.35%	06/01/2029	—	(112)	—	0.00
PPV Intermediate Holdings, LLC	(6) (9) (11)	First Lien Debt	S +	5.75%	9.57%	08/31/2029	27,429	26,742	27,361	0.81
PPV Intermediate Holdings, LLC	(6) (11)	First Lien Debt	S +	6.00%	9.57%	08/31/2029	19,242	19,135	19,194	0.57
Promptcare Infusion Buyer, Inc.	(6) (8) (10)	First Lien Debt	S +	6.00%	9.95%	09/01/2027	3,770	3,759	3,770	0.11
Promptcare Infusion Buyer, Inc.	(6) (10)	First Lien Debt	S +	6.00%	9.95%	09/01/2027	587	586	587	0.02
Raven Acquisition Holdings, LLC	(15)	First Lien Debt	S +	3.00%	6.72%	11/19/2031	4,632	4,611	4,645	0.14
Raven Acquisition Holdings, LLC	(15) (18)	First Lien Debt	S +	3.00%	6.72%	11/19/2031	—	(1)	1	0.00
Stepping Stones Healthcare Services, LLC	(6) (8) (11)	First Lien Debt	S +	5.00%	8.67%	01/02/2029	8,422	8,390	8,422	0.25
Stepping Stones Healthcare Services, LLC	(6) (10) (18)	First Lien Debt	S +	5.00%	8.67%	01/02/2029	2,569	2,547	2,569	0.08
Stepping Stones Healthcare Services, LLC	(6) (18)	First Lien Debt	P +	4.00%	10.75%	12/30/2026	750	748	750	0.02
Suveto Buyer, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	8.22%	09/09/2027	5,280	5,194	5,275	0.16
Suveto Buyer, LLC	(6) (18)	First Lien Debt	P +	3.50%	10.25%	09/09/2027	28	19	27	0.00
TA Polaris Buyer, Inc.	(6) (7) (12)	First Lien Debt	S +	4.50%	8.23%	12/13/2032	10,378	10,327	10,327	0.31
TA Polaris Buyer, Inc.	(6) (12) (18)	First Lien Debt	S +	4.50%	8.23%	12/13/2032	—	(11)	(11)	0.00
TA Polaris Buyer, Inc.	(6) (12) (18)	First Lien Debt	S +	4.50%	8.23%	12/13/2032	—	(6)	(6)	0.00
Tivity Health, Inc.	(6) (7) (11)	First Lien Debt	S +	5.00%	8.72%	06/28/2029	17,816	17,702	17,816	0.53

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate & Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
Vardiman Black Holdings, LLC	(6) (7) (8) (12)	First Lien Debt	S +	7.00% PIK	10.77%	03/18/2027	16,746	16,746	13,815	0.41
Vardiman Black Holdings, LLC	(6) (12) (13) (18)	First Lien Debt	S +	7.00% PIK	10.77%	03/18/2027	1,893	1,871	1,707	0.05
								427,783	415,617	12.30
Health Care Technology
Athenahealth, Inc.	(12)	First Lien Debt	S +	2.75%	6.47%	02/15/2029	7,286	7,270	7,293	0.22
Hyland Software, Inc.	(6) (7) (8) (11)	First Lien Debt	S +	5.00%	8.67%	09/19/2030	76,482	75,708	76,482	2.26
Hyland Software, Inc.	(6) (11) (18)	First Lien Debt	S +	5.00%	8.67%	09/19/2029	—	(31)	—	0.00
Imprivata, Inc.	(12)	First Lien Debt	S +	3.00%	6.67%	12/01/2027	6,372	6,371	6,391	0.19
Lightspeed Buyer, Inc.	(6) (8) (10)	First Lien Debt	S +	4.75%	8.42%	02/03/2027	9,996	9,982	9,996	0.30
Lightspeed Buyer, Inc.	(6) (10)	First Lien Debt	S +	4.75%	8.42%	02/03/2027	649	646	649	0.02
Lightspeed Buyer, Inc.	(6) (10) (18)	First Lien Debt	S +	4.75%	8.42%	02/03/2027	—	(2)	—	0.00
MedAssets Software Intermediate Holdings, Inc.		First Lien Debt	S +	4.00%	7.77%	12/15/2028	6,114	6,114	4,779	0.14
Press Ganey Holdings, Inc.		First Lien Debt	S +	3.00%	6.72%	04/30/2031	2,970	2,967	2,974	0.09
Project Ruby Ultimate Parent Corp.		First Lien Debt	S +	2.75%	6.58%	03/10/2028	5,308	5,307	5,320	0.16
Symplr Software, Inc.	(11)	First Lien Debt	S +	4.50%	8.44%	12/22/2027	4,798	4,803	4,062	0.12
								119,135	117,946	3.49
Household Durables
Madison Safety & Flow, LLC		First Lien Debt	S +	2.50%	6.23%	09/26/2031	4,144	4,153	4,169	0.12
Independent Power and Renewable Electricity Producers
Lightning Power, LLC		First Lien Debt	S +	2.25%	5.97%	08/18/2031	6,930	6,938	6,959	0.21
Industrial Conglomerates
Aptean, Inc.	(6) (8) (9) (11)	First Lien Debt	S +	4.75%	8.57%	01/30/2031	76,823	76,251	76,727	2.27
Aptean, Inc.	(6) (11) (18)	First Lien Debt	S +	4.75%	8.57%	01/30/2031	—	(3)	(1)	0.00
Aptean, Inc.	(6) (11) (18)	First Lien Debt	P +	3.75%	10.50%	01/30/2031	1,722	1,679	1,714	0.05
Excelitas Technologies Corp.	(6) (8) (9) (11)	First Lien Debt	S +	5.25%	8.97%	08/13/2029	30,707	30,343	30,553	0.90
Excelitas Technologies Corp.	(6) (11)	First Lien Debt	E +	5.25%	7.15%	08/13/2029	€5,560	5,687	6,497	0.19
Excelitas Technologies Corp.	(6) (11) (18)	First Lien Debt	S +	5.25%	8.97%	08/13/2029	—	(62)	(60)	0.00
Excelitas Technologies Corp.	(6) (11) (18)	First Lien Debt	S +	5.25%	8.97%	08/14/2028	—	(27)	(15)	0.00
Raptor Merger Sub Debt, LLC	(6) (7) (8) (11)	First Lien Debt	S +	5.50%	9.17%	04/01/2029	45,116	44,562	45,116	1.33
Raptor Merger Sub Debt, LLC	(6) (11) (18)	First Lien Debt	S +	5.50%	9.17%	04/01/2029	582	541	582	0.02
								158,971	161,113	4.77
Insurance Services
Acrisure, LLC		First Lien Debt	S +	3.00%	6.72%	11/06/2030	4,950	4,938	4,941	0.15
Alliant Holdings Intermediate, LLC		First Lien Debt	S +	2.50%	6.22%	09/19/2031	7,086	7,093	7,100	0.21
Amerilife Holdings, LLC	(6) (7) (8) (11)	First Lien Debt	S +	5.00%	8.79%	08/31/2029	30,687	30,442	30,457	0.90
Amerilife Holdings, LLC	(6) (11) (18)	First Lien Debt	S +	5.00%	8.79%	08/31/2029	3,461	3,437	3,394	0.10
Amerilife Holdings, LLC	(6) (11) (18)	First Lien Debt	S +	5.00%	8.79%	08/31/2028	450	439	429	0.01
Broadstreet Partners, Inc.		First Lien Debt	S +	2.75%	6.47%	06/13/2031	7,429	7,414	7,450	0.22
Fetch Insurance Services, LLC	(6) (10)	Other Debt		12.75% (incl. 3.75% PIK)	12.75%	10/31/2027	3,223	3,184	3,223	0.10
Foundation Risk Partners Corp.	(6) (7) (11)	First Lien Debt	S +	4.75%	8.42%	10/29/2030	34,618	34,354	34,618	1.02
Foundation Risk Partners Corp.	(6) (8) (11)	First Lien Debt	S +	4.75%	8.42%	10/29/2030	19,129	18,936	19,129	0.57
Foundation Risk Partners Corp.	(6) (11) (18)	First Lien Debt	S +	4.75%	8.42%	10/29/2029	1,071	1,055	1,071	0.03
Galway Borrower, LLC	(6) (7) (8) (9) (11)	First Lien Debt	S +	4.50%	8.17%	09/29/2028	50,967	50,418	50,967	1.51
Galway Borrower, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	8.17%	09/29/2028	17,430	17,220	17,430	0.52
Galway Borrower, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	8.17%	09/29/2028	588	559	588	0.02

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate & Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
Higginbotham Insurance Agency, Inc.	(6) (7) (8) (10)	First Lien Debt	S +	4.50%	8.22%	06/11/2031	36,606	36,440	36,606	1.08
Higginbotham Insurance Agency, Inc.	(6) (10) (18)	First Lien Debt	S +	4.50%	8.22%	06/11/2031	—	(46)	(8)	0.00
High Street Buyer, Inc.	(6) (8) (11)	First Lien Debt	S +	4.50%	8.17%	04/14/2028	4,152	4,150	4,142	0.12
High Street Buyer, Inc.	(6) (8) (11)	First Lien Debt	S +	4.50%	8.17%	04/14/2028	58,710	58,172	58,564	1.73
High Street Buyer, Inc.	(6) (11) (18)	First Lien Debt	S +	4.50%	8.17%	04/16/2027	—	—	(2)	0.00
HUB International Limited	(11)	First Lien Debt	S +	2.25%	6.12%	06/20/2030	4,200	4,204	4,220	0.12
Inszone Mid, LLC	(6) (8) (9) (10)	First Lien Debt	S +	5.25%	8.92%	11/30/2029	13,699	13,503	13,664	0.40
Inszone Mid, LLC	(6) (10) (18)	First Lien Debt	S +	5.25%	8.92%	11/30/2029	28,350	27,960	28,255	0.84
Inszone Mid, LLC	(6) (10) (18)	First Lien Debt	S +	5.25%	8.92%	11/30/2029	—	(44)	(9)	0.00
Integrity Marketing Acquisition, LLC	(6) (7) (8) (9) (11)	First Lien Debt	S +	5.00%	8.82%	08/25/2028	111,184	111,184	111,184	3.29
Integrity Marketing Acquisition, LLC	(6) (11) (18)	First Lien Debt	S +	5.00%	8.82%	08/25/2028	—	—	—	0.00
Iris Specialty Acquisiton, LLC	(6) (7) (12)	First Lien Debt	S +	4.50%	8.17%	11/22/2032	29,415	29,270	29,270	0.87
Iris Specialty Acquisiton, LLC	(6) (12) (18)	First Lien Debt	S +	4.50%	8.17%	11/22/2032	—	(12)	(12)	0.00
Iris Specialty Acquisiton, LLC	(6) (12) (18)	First Lien Debt	S +	4.50%	8.17%	11/22/2032	—	(21)	(21)	0.00
Long Term Care Group, Inc.	(6) (7) (8) (11) (13)	First Lien Debt	S +	6.00%	10.13%	09/08/2027	14,651	14,383	13,406	0.40
One, Inc. Software Corporation	(6) (11)	First Lien Debt	S +	4.50%	8.17%	12/06/2032	5,027	4,977	4,977	0.15
One, Inc. Software Corporation	(6) (11) (18)	First Lien Debt	S +	4.50%	8.17%	12/06/2032	—	(5)	(5)	0.00
One, Inc. Software Corporation	(6) (11) (18)	First Lien Debt	S +	4.50%	8.17%	12/06/2032	—	(4)	(4)	0.00
Patriot Growth Insurance Services, LLC	(6) (7) (8) (11)	First Lien Debt	S +	5.00%	8.82%	10/16/2028	19,321	19,209	19,321	0.57
Patriot Growth Insurance Services, LLC	(6) (11)	First Lien Debt	S +	5.00%	8.82%	10/14/2028	17,600	17,415	17,600	0.52
Patriot Growth Insurance Services, LLC	(6) (11) (18)	First Lien Debt	S +	5.00%	8.82%	10/16/2028	—	(3)	—	0.00
Truist Insurance Holdings, LLC		First Lien Debt	S +	2.75%	6.42%	05/06/2031	5,000	4,986	5,002	0.15
USI, Inc.		First Lien Debt	S +	2.25%	5.92%	09/29/2030	2,940	2,947	2,944	0.09
USI, Inc.		First Lien Debt	S +	2.25%	5.92%	11/21/2029	1,960	1,964	1,964	0.06
World Insurance Associates, LLC	(6) (7) (8) (9) (10)	First Lien Debt	S +	5.00%	8.67%	04/03/2030	100,043	98,898	100,043	2.96
World Insurance Associates, LLC	(6) (10) (18)	First Lien Debt	S +	5.00%	8.67%	04/03/2030	—	(12)	—	0.00
								629,004	631,898	18.70
Interactive Media & Services
Arches Buyer, Inc.	(12)	First Lien Debt	S +	3.25%	7.07%	12/06/2027	2,399	2,396	2,402	0.07
FMG Suite Holdings, LLC	(6) (7) (11)	First Lien Debt	S +	4.75%	8.57%	09/09/2032	18,011	17,837	17,831	0.53
FMG Suite Holdings, LLC	(6) (18)	First Lien Debt	S +	4.75%	8.57%	09/09/2032	—	(23)	(49)	0.00
FMG Suite Holdings, LLC	(6) (18)	First Lien Debt	S +	4.75%	8.57%	09/09/2032	—	(28)	(29)	0.00
Spectrio, LLC	(6) (8) (10)	First Lien Debt	S +	6.00%	9.82%	12/09/2026	11,549	11,312	9,415	0.28
Spectrio, LLC	(6) (8) (10)	First Lien Debt	S +	6.00%	9.82%	12/09/2026	4,628	4,532	3,773	0.11
Spectrio, LLC	(6) (10)	First Lien Debt	S +	6.00%	9.82%	12/09/2026	1,377	1,351	1,123	0.03
Triple Lift, Inc.	(6) (7) (11)	First Lien Debt	S +	5.75%	9.59%	05/05/2028	16,031	15,466	15,041	0.45
Triple Lift, Inc.	(6) (11) (18)	First Lien Debt	S +	5.75%	9.59%	05/05/2028	—	(73)	(106)	0.00
								52,770	49,401	1.46
IT Services
Apollo Acquisition, Inc.	(6) (8) (11)	First Lien Debt	S +	5.00%	8.72%	12/30/2031	25,594	25,363	25,594	0.76
Apollo Acquisition, Inc.	(6) (11) (18)	First Lien Debt	S +	5.00%	8.72%	12/30/2031	75	26	75	0.00
Apollo Acquisition, Inc.	(6) (11) (18)	First Lien Debt	S +	5.00%	8.72%	12/30/2030	—	(34)	—	0.00
Asurion, LLC		First Lien Debt	S +	4.25%	7.97%	09/19/2030	7,269	7,257	7,265	0.21
Catalis Intermediate, Inc.	(6) (7) (8) (11)	First Lien Debt	S +	5.50%	9.32%	08/04/2027	23,137	22,787	22,847	0.68
Catalis Intermediate, Inc.	(6) (8) (11)	First Lien Debt	S +	5.50%	9.32%	08/04/2027	5,206	5,130	5,141	0.15

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate & Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
Catalis Intermediate, Inc.	(6) (11) (18)	First Lien Debt	S +	5.50%	9.32%	08/04/2027	322	286	289	0.01
Cyber US Bidco, LLC	(6) (11)	First Lien Debt	S +	5.00%	8.67%	12/30/2032	4,064	4,024	4,024	0.12
Cyber US Bidco, LLC	(6) (11) (18)	First Lien Debt	S +	5.00%	8.67%	12/30/2032	—	(4)	(4)	0.00
Cyber US Bidco, LLC	(6) (11) (15) (18)	First Lien Debt	S +	5.00%	8.67%	12/30/2032	—	(3)	(3)	0.00
Endure Digital, Inc.	(6) (11)	First Lien Debt	S +	3.50%	7.40%	04/30/2029	5,191	5,152	4,162	0.12
Endure Digital, Inc.	(10)	First Lien Debt	S +	3.50%	7.40%	02/10/2028	161	160	129	0.00
Gainwell Acquisition Corp.	(11)	First Lien Debt	S +	4.00%	7.77%	10/01/2027	6,717	6,727	6,588	0.19
GI DI Cornfield Acquisition, LLC	(6) (7)	First Lien Debt	S +	4.50%	8.32%	03/09/2028	31,687	31,394	31,687	0.94
GI DI Cornfield Acquisition, LLC	(6) (7)	First Lien Debt	S +	4.50%	8.32%	03/09/2028	16,333	16,262	16,333	0.48
Idera, Inc.	(6) (8) (11)	Second Lien Debt	S +	6.75%	10.75%	03/02/2029	355	355	331	0.01
Redwood Services Group, LLC	(6) (8) (9) (11)	First Lien Debt	S +	5.25%	8.93%	06/15/2029	50,023	49,497	49,773	1.47
Redwood Services Group, LLC	(6) (11)	First Lien Debt	S +	5.25%	8.93%	06/15/2029	38,546	38,100	38,341	1.13
Ridge Trail US Bidco, Inc.	(6) (8) (11) (15)	First Lien Debt	S +	4.50%	8.10%	09/30/2031	48,491	47,864	48,491	1.43
Ridge Trail US Bidco, Inc.	(6) (11) (15) (18)	First Lien Debt	S +	4.50%	8.10%	09/30/2031	—	(104)	—	0.00
Ridge Trail US Bidco, Inc.	(6) (11) (15) (18)	First Lien Debt	S +	4.50%	8.10%	03/31/2031	1,520	1,452	1,520	0.04
Sedgwick Claims Management Services, Inc.		First Lien Debt	S +	2.50%	6.22%	07/31/2031	7,373	7,394	7,394	0.22
Syntax Systems, Ltd.	(6) (8) (11) (15)	First Lien Debt	S +	5.00%	8.82%	10/27/2028	18,401	18,341	18,290	0.54
Thrive Buyer, Inc. (Thrive Networks)	(6) (8) (11)	First Lien Debt	S +	4.50%	8.12%	02/02/2032	43,971	43,575	43,641	1.29
Thrive Buyer, Inc. (Thrive Networks)	(6) (11) (18)	First Lien Debt	S +	4.50%	8.12%	02/02/2032	10,094	9,979	9,979	0.30
Thrive Buyer, Inc. (Thrive Networks)	(6) (11) (18)	First Lien Debt	S +	4.50%	8.12%	02/02/2032	918	868	875	0.03
UpStack, Inc.	(6) (8) (11)	First Lien Debt	S +	5.00%	9.04%	08/25/2031	5,525	5,478	5,484	0.16
UpStack, Inc.	(6) (11) (18)	First Lien Debt	S +	5.00%	9.04%	08/25/2031	778	766	762	0.02
UpStack, Inc.	(6) (11) (18)	First Lien Debt	S +	5.00%	9.04%	08/25/2031	213	206	206	0.01
Victors Purchaser, LLC	(6) (9) (12)	First Lien Debt	S +	4.50%	8.19%	12/23/2032	14,081	13,975	14,075	0.42
Victors Purchaser, LLC	(6) (12) (18)	First Lien Debt	S +	4.50%	8.19%	12/23/2032	—	(9)	—	0.00
Victors Purchaser, LLC	(6) (12) (18)	First Lien Debt	S +	4.50%	8.19%	12/23/2032	160	148	160	0.00
Virtusa Corporation	(11)	First Lien Debt	S +	3.25%	6.97%	02/15/2029	4,950	4,960	4,957	0.15
								367,372	368,406	10.90
Leisure Products
Recess Holdings, Inc.	(10)	First Lien Debt	S +	3.75%	7.62%	02/20/2030	6,423	6,463	6,458	0.19
Life Sciences Tools & Services
Model N, Inc.	(6) (7) (11)	First Lien Debt	S +	4.75%	8.42%	06/27/2031	19,648	19,484	19,648	0.58
Model N, Inc.	(6) (11) (18)	First Lien Debt	S +	4.75%	8.42%	06/27/2031	—	(21)	—	0.00
Model N, Inc.	(6) (11) (18)	First Lien Debt	S +	4.75%	8.42%	06/27/2031	—	(23)	—	0.00
Parexel International Corporation	(12)	First Lien Debt	S +	2.75%	6.47%	12/12/2031	6,495	6,502	6,513	0.19
								25,942	26,161	0.77
Machinery
AI Aqua Merger Sub, Inc.	(12)	First Lien Debt	S +	3.00%	6.86%	07/31/2028	7,337	7,341	7,351	0.22
Answer Acquisition, LLC	(6) (8) (10)	First Lien Debt	S +	6.00%	9.82%	06/30/2028	38,535	38,338	34,766	1.03
Answer Acquisition, LLC	(6) (10) (18)	First Lien Debt	S +	6.00%	9.82%	06/30/2028	1,050	1,037	708	0.02
Chase Intermediate, LLC	(6) (11) (18)	First Lien Debt	S +	4.75%	8.59%	10/30/2028	19,635	19,383	19,422	0.57
Chase Intermediate, LLC	(6) (11) (18)	First Lien Debt	S +	4.75%	8.59%	10/30/2028	369	359	361	0.01
Conair Holdings, LLC	(12)	First Lien Debt	S +	3.75%	7.58%	05/17/2028	3,840	3,841	1,968	0.06
CPM Holdings, Inc.	(12)	First Lien Debt	S +	4.50%	8.34%	09/28/2028	4,949	4,877	4,919	0.15
Filtration Group Corporation	(12)	First Lien Debt	S +	2.75%	6.47%	10/21/2028	7,020	7,034	7,053	0.21

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate & Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
Icebox Holdco III, Inc.	(12)	First Lien Debt	S +	3.25%	6.92%	12/22/2031	5,375	5,394	5,415	0.16
Madison IAQ, LLC	(12)	First Lien Debt	S +	2.50%	6.70%	06/21/2028	4,812	4,809	4,832	0.14
MHE Intermediate Holdings, LLC	(6) (8) (10)	First Lien Debt	S +	6.00%	9.99%	07/21/2027	7,792	7,776	7,792	0.23
MHE Intermediate Holdings, LLC	(6) (8) (10)	First Lien Debt	S +	6.00%	9.99%	07/21/2027	6,363	6,329	6,363	0.19
MHE Intermediate Holdings, LLC	(6) (10) (18)	First Lien Debt	S +	6.00%	9.99%	07/21/2027	429	429	429	0.01
Roper Industrial Products Investment Company, LLC	(12)	First Lien Debt	S +	2.75%	6.42%	11/22/2029	3,930	3,945	3,951	0.12
TK Elevator US Newco, Inc.	(12)	First Lien Debt	S +	2.75%	6.95%	04/30/2030	7,274	7,294	7,315	0.22
								118,186	112,645	3.33
Media
Aragorn Parent Corporation		First Lien Debt	S +	3.50%	7.22%	12/15/2028	5,770	5,762	5,803	0.17
Multi-Utilities
AWP Group Holdings, Inc.	(6) (7) (8) (10)	First Lien Debt	S +	4.50%	8.22%	12/23/2030	43,001	42,023	43,001	1.27
AWP Group Holdings, Inc.	(6) (10) (18)	First Lien Debt	S +	4.50%	8.22%	12/23/2030	4,539	4,460	4,539	0.13
AWP Group Holdings, Inc.	(6) (10) (18)	First Lien Debt	S +	4.50%	8.22%	12/23/2030	2,203	2,165	2,203	0.07
Vessco Midco Holdings, LLC	(6) (11)	First Lien Debt	S +	4.50%	8.49%	07/24/2031	37,150	36,850	36,980	1.09
Vessco Midco Holdings, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	8.49%	07/24/2031	9,351	9,256	9,293	0.27
Vessco Midco Holdings, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	8.49%	07/24/2031	—	(30)	(17)	0.00
								94,724	95,999	2.84
Pharmaceuticals
Caerus US 1, Inc.	(6) (8) (9) (11) (15)	First Lien Debt	S +	5.00%	8.67%	05/25/2029	40,395	39,876	40,333	1.19
Caerus US 1, Inc.	(6) (11) (15)	First Lien Debt	S +	5.00%	8.67%	05/25/2029	5,912	5,830	5,903	0.17
Caerus US 1, Inc.	(6) (11) (15) (18)	First Lien Debt	S +	5.00%	8.67%	05/25/2029	3,443	3,394	3,437	0.10
Real Chemistry Intermediate III, Inc.	(6) (9) (12)	First Lien Debt	S +	4.50%	8.17%	04/12/2032	19,125	19,037	19,029	0.56
Real Chemistry Intermediate III, Inc.	(6) (12) (18)	First Lien Debt	S +	4.50%	8.17%	04/12/2032	4,633	4,602	4,590	0.14
Real Chemistry Intermediate III, Inc.	(6) (12) (18)	First Lien Debt	S +	4.50%	8.17%	04/12/2032	—	(19)	(21)	0.00
Specialty Pharma III, Inc.	(6) (12)	First Lien Debt	P +	4.75%	11.50%	12/23/2032	3,706	3,687	3,687	0.11
Specialty Pharma III, Inc.	(6) (18)	First Lien Debt	P +	4.75%	11.50%	12/23/2032	—	(2)	(2)	0.00
								76,405	76,956	2.28
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(6) (8) (10)	First Lien Debt	S +	6.00%	10.29%	03/10/2027	1,395	1,366	1,395	0.04
Abacus Data Holdings, Inc. (AbacusNext)	(6) (18)	First Lien Debt	S +	6.00%	10.29%	03/10/2027	—	(12)	—	0.00
Accordion Partners, LLC	(6) (11)	First Lien Debt	S +	5.00%	8.70%	11/17/2031	56,873	56,398	56,863	1.68
Accordion Partners, LLC	(6) (11) (18)	First Lien Debt	S +	5.00%	8.70%	11/17/2031	8,864	8,783	8,857	0.26
Accordion Partners, LLC	(6) (11) (18)	First Lien Debt	S +	5.00%	8.70%	11/17/2031	—	(52)	—	0.00
Ascend Partner Services, LLC	(6) (11)	First Lien Debt	S +	4.50%	8.54%	08/11/2031	1,293	1,282	1,280	0.04
Ascend Partner Services, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	8.54%	08/11/2031	2,370	2,347	2,342	0.07
Ascend Partner Services, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	8.54%	08/11/2031	—	(4)	(4)	0.00
Bridgepointe Technologies, LLC	(6) (10)	First Lien Debt	S +	5.00%	8.67%	12/31/2027	18,479	18,219	18,479	0.55
Bridgepointe Technologies, LLC	(6) (10) (18)	First Lien Debt	S +	5.00%	8.67%	12/31/2027	21,190	20,902	21,190	0.63
Bullhorn, Inc.	(6) (8) (10)	First Lien Debt	S +	5.00%	8.72%	10/01/2029	3,429	3,410	3,429	0.10
Bullhorn, Inc.	(6) (10) (18)	First Lien Debt	S +	5.00%	8.72%	10/01/2029	4,371	4,355	4,371	0.13
Bullhorn, Inc.	(6) (10) (18)	First Lien Debt	S +	5.00%	8.72%	10/01/2029	53	52	53	0.00
Carr, Riggs and Ingram Capital, LLC	(6) (8) (12)	First Lien Debt	S +	4.25%	7.92%	11/18/2031	14,553	14,425	14,516	0.43
Carr, Riggs and Ingram Capital, LLC	(6) (12) (18)	First Lien Debt	S +	4.25%	7.92%	11/18/2031	1,993	1,958	1,975	0.06
Carr, Riggs and Ingram Capital, LLC	(6) (12) (18)	First Lien Debt	S +	4.25%	7.92%	11/18/2031	—	(29)	(8)	0.00

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate & Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
ComPsych Investment Corp.	(6) (7) (11)	First Lien Debt	S +	4.75%	8.61%	07/22/2031	15,312	15,247	15,312	0.45
ComPsych Investment Corp.	(6) (11) (18)	First Lien Debt	S +	4.75%	8.61%	07/22/2031	—	(9)	—	0.00
CoreLogic, Inc.	(12)	First Lien Debt	S +	3.50%	7.33%	06/02/2028	4,936	4,927	4,934	0.15
Deerfield Dakota Holding, LLC	(6) (11)	First Lien Debt	S +	5.75% (incl. 2.75% PIK)	9.42%	09/13/2032	46,109	45,668	45,715	1.35
Deerfield Dakota Holding, LLC	(6) (11) (18)	First Lien Debt	S +	5.75% (incl. 2.75% PIK)	9.42%	09/13/2032	—	(41)	(37)	0.00
EAB Global, Inc.		First Lien Debt	S +	3.00%	6.72%	08/16/2030	3,920	3,919	3,463	0.10
Employbridge Holding Company		First Lien Debt	S +	4.75%	8.68%	01/19/2030	2,269	1,362	408	0.01
GPS Merger Sub, LLC	(6) (7) (10)	First Lien Debt	S +	5.25%	8.97%	10/02/2029	22,579	22,328	22,377	0.66
GPS Merger Sub, LLC	(6) (10) (18)	First Lien Debt	S +	5.25%	8.97%	10/02/2029	—	(21)	(32)	0.00
GPS Merger Sub, LLC	(6) (10) (18)	First Lien Debt	S +	5.25%	8.97%	10/02/2029	—	(47)	(41)	0.00
IG Investment Holdings, LLC	(6) (7) (11)	First Lien Debt	S +	5.00%	8.84%	09/22/2028	32,930	32,688	32,930	0.97
IG Investment Holdings, LLC	(6) (11) (18)	First Lien Debt	S +	5.00%	8.84%	09/22/2028	—	(26)	—	0.00
IQN Holding Corp.	(6) (7) (11)	First Lien Debt	S +	5.75% (incl. 3.125% PIK)	9.42%	05/02/2029	12,125	12,059	12,125	0.36
IQN Holding Corp.	(6) (11)	First Lien Debt	S +	5.75% (incl. 3.125% PIK)	9.42%	05/02/2029	3,966	3,926	3,966	0.12
IQN Holding Corp.	(6) (11) (18)	First Lien Debt	S +	5.75% (incl. 3.125% PIK)	9.42%	05/02/2028	626	622	626	0.02
KENG Acquisition, Inc.	(6) (7) (8) (10)	First Lien Debt	S +	4.50%	8.34%	08/01/2029	10,924	10,744	10,869	0.32
KENG Acquisition, Inc.	(6) (10)	First Lien Debt	S +	4.50%	8.34%	08/01/2029	10,264	10,089	10,213	0.30
KENG Acquisition, Inc.	(6) (10) (18)	First Lien Debt	S +	4.50%	8.34%	08/01/2029	—	(49)	(20)	0.00
Mermaid Bidco, Inc.		First Lien Debt	S +	3.25%	7.15%	07/03/2031	3,960	3,973	3,970	0.12
Tidal Waste & Recycling Holdings, LLC		First Lien Debt	S +	2.75%	6.42%	10/24/2031	1,985	1,991	1,997	0.06
UHY Advisors, Inc.	(6) (9) (11)	First Lien Debt	S +	4.75%	8.57%	11/21/2031	7,669	7,602	7,669	0.23
UHY Advisors, Inc.	(6) (11) (18)	First Lien Debt	S +	4.75%	8.57%	11/21/2031	922	885	922	0.03
UHY Advisors, Inc.	(6) (11) (18)	First Lien Debt	S +	4.75%	8.57%	11/21/2031	591	574	591	0.02
Verdantas, LLC	(6) (12)	First Lien Debt	S +	4.75%	8.42%	05/06/2031	32,758	32,356	32,758	0.97
Verdantas, LLC	(6) (10)	First Lien Debt	S +	4.75%	8.42%	05/06/2031	3,887	3,826	3,887	0.12
Verdantas, LLC	(6) (11) (18)	First Lien Debt	S +	4.75%	8.42%	05/06/2030	1,132	1,094	1,132	0.03
WIPFLI Advisory, LLC	(6) (11)	First Lien Debt	S +	4.50%	8.49%	10/01/2032	7,083	7,049	7,049	0.21
WIPFLI Advisory, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	8.49%	10/01/2032	—	(6)	(6)	0.00
WIPFLI Advisory, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	8.49%	10/01/2032	—	(9)	(9)	0.00
								356,121	357,506	10.58
Real Estate Management & Development
Associations, Inc.	(6) (10)	First Lien Debt	S +	6.50%	10.66%	07/03/2028	10,784	10,776	10,784	0.32
Associations, Inc.	(6) (10) (18)	First Lien Debt	S +	6.50%	10.66%	07/03/2028	361	361	361	0.01
Associations, Inc.	(6) (10) (18)	First Lien Debt	S +	6.50%	10.66%	07/03/2028	—	—	—	0.00
Inhabitiq, Inc.	(6) (8) (11)	First Lien Debt	S +	4.50%	8.22%	01/12/2032	17,138	17,061	17,138	0.51
Inhabitiq, Inc.	(6) (11) (18)	First Lien Debt	S +	4.50%	8.22%	01/12/2032	—	(10)	—	0.00
Inhabitiq, Inc.	(6) (11) (18)	First Lien Debt	S +	4.50%	8.22%	01/12/2032	—	(13)	—	0.00
MRI Software, LLC	(6) (8) (10)	First Lien Debt	S +	4.75%	8.42%	02/10/2028	68,062	67,952	67,883	2.01
MRI Software, LLC	(6) (10)	First Lien Debt	S +	4.75%	8.42%	02/10/2028	7,461	7,411	7,441	0.22
MRI Software, LLC	(6) (10) (18)	First Lien Debt	S +	4.75%	8.42%	02/10/2028	1,096	1,081	1,082	0.03
Pritchard Industries, LLC	(6) (8) (11)	First Lien Debt	S +	5.75%	9.57%	10/13/2027	10,611	10,517	10,292	0.30
Pritchard Industries, LLC	(6) (11)	First Lien Debt	S +	5.75%	9.57%	10/13/2027	2,537	2,515	2,461	0.07
Zarya Intermediate, LLC	(6) (10) (15)	First Lien Debt	S +	6.50%	10.32%	07/01/2027	38,477	38,454	38,477	1.14
Zarya Intermediate, LLC	(6) (10) (15) (18)	First Lien Debt	S +	6.50%	10.32%	07/01/2027	—	—	—	0.00
								156,105	155,919	4.61

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate & Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
Software
Alert Media, Inc.	(6) (10)	First Lien Debt	S +	6.25% (incl. 5.25% PIK)	9.92%	04/12/2027	32,699	32,389	32,488	0.96
Alert Media, Inc.	(6) (10) (18)	First Lien Debt	S +	6.25% (incl. 5.25% PIK)	9.92%	04/12/2027	—	(25)	(25)	0.00
Anaplan, Inc.	(6) (8) (9) (11)	First Lien Debt	S +	4.50%	8.32%	06/21/2029	79,968	79,251	79,968	2.37
Appfire Technologies, LLC	(6) (8) (10)	First Lien Debt	S +	4.75%	8.42%	03/09/2028	13,330	13,302	13,330	0.39
Appfire Technologies, LLC	(6) (10) (18)	First Lien Debt	S +	4.75%	8.42%	03/09/2028	187	181	187	0.01
Appfire Technologies, LLC	(6) (10) (18)	First Lien Debt	S +	4.75%	8.42%	03/09/2028	134	130	134	0.00
Applied Systems, Inc.		First Lien Debt	S +	2.50%	6.17%	02/24/2031	3,940	3,956	3,961	0.12
Apryse Software Corp.	(6) (7) (8) (12)	First Lien Debt	S +	4.75%	8.44%	06/28/2032	47,559	47,109	47,185	1.40
Apryse Software Corp.	(6) (12) (18)	First Lien Debt	S +	4.75%	8.44%	06/28/2032	—	(37)	(31)	0.00
Archduke Buyer, Inc.	(6) (12)	First Lien Debt	S +	5.50%	9.27%	12/03/2032	3,776	3,739	3,739	0.11
Archduke Buyer, Inc.	(6) (12) (18)	First Lien Debt	S +	5.50%	9.27%	12/03/2032	—	(3)	(3)	0.00
Artifact Bidco, Inc.	(6) (12)	First Lien Debt	S +	4.25%	7.82%	07/28/2031	21,837	21,654	21,837	0.65
Artifact Bidco, Inc.	(6) (18)	First Lien Debt	S +	4.25%	7.82%	07/28/2031	—	(21)	—	0.00
Artifact Bidco, Inc.	(6) (12) (18)	First Lien Debt	S +	4.25%	7.82%	07/26/2030	—	(29)	—	0.00
Astra Acquisition Corp.	(14)	First Lien Debt	S +	5.25%	0.00%	02/25/2028	844	759	165	0.00
Astra Acquisition Corp.	(14)	First Lien Debt	S +	5.25%	0.00%	10/25/2028	1,185	676	—	0.00
AuditBoard, Inc.	(6) (7) (11)	First Lien Debt	S +	4.50%	8.17%	07/14/2031	34,200	33,913	33,957	1.00
AuditBoard, Inc.	(6) (8) (11)	First Lien Debt	S +	4.50%	8.17%	07/14/2031	16,286	16,141	16,170	0.48
AuditBoard, Inc.	(6) (11) (18)	First Lien Debt	S +	4.50%	8.17%	07/14/2031	—	(51)	(46)	0.00
Banyan Software Holdings, LLC	(6) (8) (10)	First Lien Debt	S +	5.50%	9.22%	01/02/2031	30,207	29,944	30,207	0.89
Banyan Software Holdings, LLC	(6) (10) (18)	First Lien Debt	S +	5.50%	9.22%	01/02/2031	22,886	22,643	22,838	0.68
Banyan Software Holdings, LLC	(6) (10) (18)	First Lien Debt	S +	5.50%	9.22%	01/02/2031	—	(27)	—	0.00
Bottomline Technologies, Inc.	(6) (7) (11)	First Lien Debt	S +	4.50%	8.17%	05/14/2029	23,525	23,255	23,525	0.70
Bottomline Technologies, Inc.	(6) (11) (18)	First Lien Debt	S +	4.50%	8.17%	05/15/2028	—	(14)	—	0.00
CLEO Communications Holding, LLC	(6) (8) (10)	First Lien Debt	S +	5.50%	9.32%	06/09/2027	16,015	15,949	16,015	0.47
CLEO Communications Holding, LLC	(6) (10) (18)	First Lien Debt	S +	5.50%	9.32%	06/09/2027	—	(21)	—	0.00
Cloudera, Inc.	(12)	First Lien Debt	S +	3.75%	7.57%	10/08/2028	7,360	7,322	7,010	0.21
Clover Holdings 2, LLC		First Lien Debt	S +	4.00%	7.77%	12/09/2031	5,970	5,967	5,964	0.18
Coupa Holdings, LLC	(6) (8) (9) (11)	First Lien Debt	S +	5.25%	9.09%	02/27/2030	20,712	20,363	20,712	0.61
Coupa Holdings, LLC	(6) (11) (18)	First Lien Debt	S +	5.25%	9.09%	02/27/2030	—	(6)	—	0.00
Coupa Holdings, LLC	(6) (11) (18)	First Lien Debt	S +	5.25%	9.09%	02/27/2029	—	(8)	—	0.00
Cyara AcquisitionCo, LLC	(6) (10)	First Lien Debt	S +	5.75%	9.42%	06/28/2029	63,071	62,048	63,071	1.87
Cyara AcquisitionCo, LLC	(6) (10) (18)	First Lien Debt	S +	5.75%	9.42%	06/28/2029	—	(61)	—	0.00
Diligent Corporation	(6) (11)	First Lien Debt	S +	5.00%	8.82%	08/02/2030	73,157	72,726	73,105	2.16
Diligent Corporation	(6) (11) (18)	First Lien Debt	S +	5.00%	8.82%	08/02/2030	—	(59)	(7)	0.00
Diligent Corporation	(6) (11) (18)	First Lien Debt	S +	5.00%	8.82%	08/02/2030	1,677	1,638	1,672	0.05
Dragon Buyer, Inc.		First Lien Debt	S +	2.75%	6.42%	09/30/2031	4,950	4,952	4,950	0.15
E-Discovery AcquireCo, LLC	(6) (8) (10)	First Lien Debt	S +	6.25%	10.07%	08/29/2029	36,747	36,171	36,724	1.09
E-Discovery AcquireCo, LLC	(6) (10) (18)	First Lien Debt	S +	6.25%	10.07%	08/29/2029	2,322	2,267	2,320	0.07
ECI Macola Max Holding, LLC	(11)	First Lien Debt	S +	2.75%	6.42%	05/09/2030	4,801	4,806	4,821	0.14
Emburse, Inc.	(6) (9) (11)	First Lien Debt	S +	4.25%	7.92%	05/28/2032	22,105	22,054	22,050	0.65
Emburse, Inc.	(6) (11) (18)	First Lien Debt	S +	4.25%	7.92%	05/28/2032	—	(5)	(10)	0.00
Emburse, Inc.	(6) (11) (18)	First Lien Debt	S +	4.25%	7.92%	05/28/2032	—	(9)	(10)	0.00
Epicor Software Corporation	(11)	First Lien Debt	S +	2.50%	6.22%	05/30/2031	5,123	5,126	5,136	0.15

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate & Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
Espresso Bidco, Inc.	(6) (8) (11)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.42%	03/25/2032	27,444	27,076	27,033	0.80
Espresso Bidco, Inc.	(6) (11) (18)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.42%	03/25/2032	—	(49)	(111)	0.00
Espresso Bidco, Inc.	(6) (11) (18)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.42%	03/25/2032	—	(44)	(49)	0.00
Everbridge Holdings, LLC	(6) (7) (11)	First Lien Debt	S +	5.00%	8.98%	07/02/2031	55,297	55,066	55,297	1.64
Everbridge Holdings, LLC	(6) (11) (18)	First Lien Debt	S +	5.00%	8.98%	07/02/2031	6,508	6,460	6,508	0.19
Everbridge Holdings, LLC	(6) (11) (18)	First Lien Debt	S +	5.00%	8.98%	07/02/2031	—	(26)	—	0.00
Formstack Acquisition, Co.	(6) (10)	First Lien Debt	S +	5.50%	9.17%	03/28/2030	52,596	52,004	52,222	1.55
Formstack Acquisition, Co.	(6) (10) (18)	First Lien Debt	S +	5.50%	9.17%	03/28/2030	5,163	5,016	5,013	0.15
Formstack Acquisition, Co.	(6) (10) (18)	First Lien Debt	S +	5.50%	9.17%	03/28/2030	1,703	1,592	1,627	0.05
Fullsteam Operations, LLC	(6) (7) (11)	First Lien Debt	S +	5.25%	9.12%	08/08/2031	38,077	37,716	37,679	1.11
Fullsteam Operations, LLC	(6) (11) (18)	First Lien Debt	S +	5.25%	9.12%	08/08/2031	—	(59)	(133)	0.00
Fullsteam Operations, LLC	(6) (11) (18)	First Lien Debt	S +	5.25%	9.12%	08/08/2031	—	(39)	(44)	0.00
Granicus, Inc.	(6) (8) (9) (11)	First Lien Debt	S +	5.50% (incl. 2.00% PIK)	9.34%	01/17/2031	63,538	63,082	63,538	1.88
Granicus, Inc.	(6) (11) (18)	First Lien Debt	S +	5.50% (incl. 2.00% PIK)	9.34%	01/17/2031	13,765	13,689	13,765	0.41
Granicus, Inc.	(6) (18)	First Lien Debt	P +	4.25%	11.00%	01/17/2031	—	(61)	—	0.00
GS AcquisitionCo, Inc.	(6) (8) (10)	First Lien Debt	S +	5.25%	8.92%	05/25/2028	61,899	61,760	61,899	1.83
GS AcquisitionCo, Inc.	(6) (11) (18)	First Lien Debt	S +	5.25%	8.92%	05/25/2028	1,441	1,433	1,441	0.04
GS AcquisitionCo, Inc.	(6) (10) (18)	First Lien Debt	S +	5.25%	8.92%	05/25/2028	1,969	1,956	1,969	0.06
Hootsuite, Inc.	(6) (15)	First Lien Debt	S +	5.50%	9.23%	05/22/2030	18,617	18,397	18,384	0.54
Hootsuite, Inc.	(6) (15) (18)	First Lien Debt	S +	5.50%	9.23%	05/22/2030	1,260	1,237	1,234	0.04
Icefall Parent, Inc.	(6) (8) (10)	First Lien Debt	S +	4.50%	8.17%	01/25/2030	25,133	24,760	25,133	0.74
Icefall Parent, Inc.	(6) (10) (18)	First Lien Debt	S +	4.50%	8.17%	01/25/2030	—	(34)	—	0.00
LegitScript, LLC	(6) (7) (8) (11)	First Lien Debt	S +	5.75%	9.47%	06/24/2029	36,606	36,230	36,606	1.08
LegitScript, LLC	(6) (11)	First Lien Debt	S +	5.75%	9.47%	06/24/2029	968	958	968	0.03
LegitScript, LLC	(6) (11) (18)	First Lien Debt	S +	5.75%	9.47%	06/24/2028	2,109	2,066	2,109	0.06
LogRhythm, Inc.	(6) (10)	First Lien Debt	S +	7.50%	11.34%	07/02/2029	6,818	6,663	6,545	0.19
LogRhythm, Inc.	(6) (10) (18)	First Lien Debt	S +	7.50%	11.34%	07/02/2029	—	(14)	(27)	0.00
Magenta Buyer, LLC	(11)	First Lien Debt	S +	5.00%	9.10%	07/27/2028	4,799	4,791	1,440	0.04
McAfee, LLC	(12)	First Lien Debt	S +	3.00%	6.72%	03/01/2029	7,400	7,387	6,806	0.20
Montana Buyer, Inc.	(6) (7) (8) (11)	First Lien Debt	S +	4.75%	8.47%	07/22/2029	31,876	31,565	31,876	0.94
Montana Buyer, Inc.	(6) (18)	First Lien Debt	P +	4.75%	11.50%	07/22/2028	—	(26)	—	0.00
Nasuni Corporation	(6) (8) (11)	First Lien Debt	S +	5.00%	8.67%	09/10/2030	21,552	21,285	21,552	0.64
Nasuni Corporation	(6) (11) (18)	First Lien Debt	S +	5.00%	8.67%	09/10/2030	—	(53)	—	0.00
Netwrix Corporation And Concept Searching, Inc.	(6) (7) (8) (9) (11)	First Lien Debt	S +	4.50%	8.32%	06/11/2029	25,048	24,915	24,922	0.74
Netwrix Corporation And Concept Searching, Inc.	(6) (11) (18)	First Lien Debt	S +	4.50%	8.32%	06/11/2029	—	(7)	(8)	0.00
Oak Purchaser, Inc.	(6) (8) (11)	First Lien Debt	S +	5.50%	9.37%	05/31/2028	12,502	12,420	12,408	0.37
Oak Purchaser, Inc.	(6) (11)	First Lien Debt	S +	5.50%	9.37%	05/31/2028	9,513	9,441	9,419	0.28
Oak Purchaser, Inc.	(6) (18)	First Lien Debt	P +	4.50%	11.25%	05/31/2028	126	115	112	0.00
OceanKey (U.S.) II Corp.	(12)	First Lien Debt	S +	3.50%	7.32%	12/15/2028	6,869	6,877	6,763	0.20
Onit, Inc.	(6) (8) (11)	First Lien Debt	S +	4.75%	8.56%	01/27/2032	31,481	31,198	31,481	0.93
Onit, Inc.	(6) (11) (18)	First Lien Debt	S +	4.75%	8.56%	01/27/2032	—	(60)	—	0.00
Onit, Inc.	(6) (11) (18)	First Lien Debt	S +	4.75%	8.56%	01/27/2032	—	(40)	—	0.00
Optimizely North America, Inc.	(6) (11) (15)	First Lien Debt	S +	5.00%	8.72%	10/30/2031	11,613	11,512	11,381	0.34
Optimizely North America, Inc.	(6) (11) (15)	First Lien Debt	E +	5.25%	7.15%	10/30/2031	€6,613	7,122	7,611	0.23
Optimizely North America, Inc.	(6) (11) (15)	First Lien Debt	SA +	5.50%	9.22%	10/30/2031	£2,204	2,843	2,906	0.09

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate & Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
Optimizely North America, Inc.	(6) (11) (15) (18)	First Lien Debt	S +	5.00%	8.72%	10/30/2031	—	(17)	(41)	0.00
Polaris Newco, LLC	(12)	First Lien Debt	S +	3.75%	7.85%	06/02/2028	5,789	5,793	5,574	0.16
Pound Bidco, Inc.	(6) (8) (10) (15)	First Lien Debt	S +	6.00%	10.22%	02/01/2027	3,743	3,742	3,743	0.11
Pound Bidco, Inc.	(6) (10) (15) (18)	First Lien Debt	S +	6.00%	10.22%	02/01/2027	227	227	227	0.01
Pound Bidco, Inc.	(6) (10) (15) (18)	First Lien Debt	S +	6.00%	10.22%	02/01/2027	263	263	263	0.01
Project Leopard Holdings, Inc.	(7) (8) (12) (15)	First Lien Debt	S +	5.25%	9.19%	07/20/2029	22,620	21,656	19,425	0.57
Proofpoint, Inc.	(12)	First Lien Debt	S +	3.00%	6.67%	08/31/2028	6,970	6,966	7,000	0.21
Quartz Acquireco, LLC		First Lien Debt	S +	2.25%	5.92%	06/28/2030	4,900	4,909	4,888	0.14
Quest Software US Holdings, Inc.		First Lien Debt	S +	4.25%	8.24%	02/01/2029	3,561	3,053	2,957	0.09
Revalize, Inc.	(6) (8) (10)	First Lien Debt	S +	6.50% (incl. 1.75% PIK)	10.32%	04/16/2029	14,360	14,009	13,603	0.40
Revalize, Inc.	(6) (10) (18)	First Lien Debt	S +	6.50% (incl. 1.75% PIK)	10.32%	04/16/2029	547	542	506	0.01
Riskonnect Parent, LLC	(6) (8) (11)	First Lien Debt	S +	4.75%	8.62%	12/07/2028	30,289	29,918	30,289	0.90
Riskonnect Parent, LLC	(6) (11) (18)	First Lien Debt	S +	4.75%	8.62%	12/07/2028	17,193	16,943	17,193	0.51
Riskonnect Parent, LLC	(6) (11) (18)	First Lien Debt	S +	4.75%	8.62%	12/07/2028	745	697	745	0.02
Runway Bidco, LLC	(6) (8) (12)	First Lien Debt	S +	5.00%	8.67%	12/17/2031	17,919	17,760	17,874	0.53
Runway Bidco, LLC	(6) (12) (18)	First Lien Debt	S +	5.00%	8.67%	12/17/2031	—	(19)	(11)	0.00
Runway Bidco, LLC	(6) (12) (18)	First Lien Debt	S +	5.00%	8.67%	12/17/2031	—	(19)	(6)	0.00
Saturn Borrower, Inc.	(6) (9) (10)	First Lien Debt	S +	6.00%	9.67%	11/10/2028	17,546	17,339	17,404	0.51
Saturn Borrower, Inc.	(6) (10) (18)	First Lien Debt	S +	6.00%	9.67%	11/10/2028	—	(36)	(52)	0.00
Saturn Borrower, Inc.	(6) (10) (18)	First Lien Debt	S +	6.00%	9.67%	11/10/2028	733	700	709	0.02
Securonix, Inc.	(6) (7) (8) (11)	First Lien Debt	S +	7.75% (incl. 3.75% PIK)	11.19%	04/05/2029	31,172	30,593	26,715	0.79
Securonix, Inc.	(6) (11) (18)	First Lien Debt	S +	7.75% (incl. 3.75% PIK)	11.19%	04/05/2029	—	(93)	(772)	-0.02
Trunk Acquisition, Inc.	(6) (8) (10)	First Lien Debt	S +	5.75%	9.57%	02/19/2030	13,104	13,039	13,104	0.39
Trunk Acquisition, Inc.	(6) (10) (18)	First Lien Debt	S +	5.75%	9.57%	02/19/2030	1,851	1,836	1,851	0.05
Trunk Acquisition, Inc.	(6) (10) (18)	First Lien Debt	S +	5.75%	9.57%	02/19/2030	—	(3)	—	0.00
UKG, Inc.		First Lien Debt	S +	2.50%	6.34%	02/10/2031	7,419	7,430	7,422	0.22
Vanco Payment Solutions, LLC	(6) (11)	First Lien Debt	S +	4.75%	8.42%	12/01/2031	3,725	3,688	3,688	0.11
Vanco Payment Solutions, LLC	(6) (11) (18)	First Lien Debt	S +	4.75%	8.42%	12/01/2031	—	(2)	(2)	0.00
Vision Solutions, Inc.	(11)	First Lien Debt	S +	4.00%	8.10%	04/24/2028	6,284	6,247	5,817	0.17
Project Boost Purchaser, LLC		First Lien Debt	S +	2.75%	6.42%	07/16/2031	4,950	4,956	4,960	0.15
								1,390,292	1,385,457	40.99
Specialty Retail
Les Schwab Tire Centers		First Lien Debt	S +	2.50%	6.31%	04/23/2031	6,795	6,801	6,795	0.20
Textiles, Apparel & Luxury Goods
Gloves Buyer, Inc.	(12)	First Lien Debt	S +	4.00%	7.72%	05/21/2032	7,000	6,825	6,955	0.21
Varsity Brands, Inc.		First Lien Debt	S +	3.00%	6.67%	08/26/2031	5,970	5,974	5,989	0.18
								12,799	12,944	0.38
Trading Companies & Distributors
Spin Holdco, Inc.	(11)	First Lien Debt	S +	4.00%	8.02%	03/04/2028	4,798	4,803	3,689	0.11
White Cap Buyer, LLC		First Lien Debt	S +	3.25%	6.97%	10/19/2029	2,419	2,421	2,428	0.07
								7,224	6,117	0.18
Transportation Infrastructure
Brown Group Holding, LLC	(12)	First Lien Debt	S +	2.75%	6.56%	07/01/2031	4,925	4,930	4,947	0.15
Jeppesen Holdings, LLC	(6) (12)	First Lien Debt	S +	4.75%	8.59%	11/01/2032	32,648	32,487	32,487	0.96
Jeppesen Holdings, LLC	(6) (12) (18)	First Lien Debt	S +	4.75%	8.59%	11/01/2032	—	(8)	(8)	0.00
KKR Apple Bidco, LLC		First Lien Debt	S +	2.50%	6.22%	09/23/2031	7,277	7,257	7,312	0.22

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate & Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
								44,666	44,738	1.32
Wireless Telecommunication Services
CCI Buyer, Inc.	(6) (8) (11)	First Lien Debt	S +	5.00%	8.67%	05/13/2032	37,699	37,347	37,643	1.11
CCI Buyer, Inc.	(6) (11) (18)	First Lien Debt	S +	5.00%	8.67%	05/13/2032	—	(20)	(3)	0.00
Mobile Communications America, Inc.	(6) (7) (8) (10)	First Lien Debt	S +	4.75%	8.69%	10/16/2029	13,378	13,241	13,378	0.40
Mobile Communications America, Inc.	(6) (10) (18)	First Lien Debt	S +	4.75%	8.69%	10/16/2029	3,653	3,596	3,653	0.11
Mobile Communications America, Inc.	(6) (10) (18)	First Lien Debt	S +	4.75%	8.69%	10/16/2029	440	420	440	0.01
								54,584	55,111	1.63
Total Debt Investments - non-controlled/non-affiliated								$6,530,856	$6,449,253	190.82%
Debt Investments - non-controlled/affiliated
Professional Services
KWOR Acquisition, Inc.	(6) (10) (19)	Second Lien Debt	S +	6.25% (incl. 5.25% PIK)	10.07%	02/28/2030	13,946	13,946	13,946	0.41
KWOR Acquisition, Inc.	(6) (10) (18) (19)	First Lien Debt	S +	6.25% (incl. 5.25% PIK)	10.07%	02/28/2030	75	13	75	0.00
KWOR Acquisition, Inc.	(6) (10) (18) (19)	First Lien Debt	S +	6.25% (incl. 5.25% PIK)	10.07%	02/28/2030	111	18	111	0.00
KWOR Acquisition, Inc.	(6) (19)	Other Debt	S +	8.00% PIK	12.20%	02/28/2030	4,897	4,897	4,897	0.14
Total Debt Investments - non-controlled/affiliated								$18,874	$19,029	0.56%
Total Debt Investments								$6,549,730	$6,468,282	191.38%

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares (4)	Cost (5)	Fair Value	Percentage of Net Assets
Aerospace & Defense
AASC Holdings, LP	(6) (16) (17)	Common Equity		11/14/2025	88	$92	$92	0.00%
Automobile Components
Continental Battery Company	(6) (16) (17)	Common Equity		07/16/2025	15,517	—	—	0.00
Shelby Co-invest, LP (Spectrum Automotive)	(6) (16) (17)	Common Equity		06/29/2021	1,500	228	333	0.01
Wheel Pros, LLC	(16) (17)	Common Equity		12/02/2024	10,032	1,655	1,655	0.05
						1,883	1,988	0.06
Commercial Services & Supplies
Firebird Acquisition Corp, Inc.	(6) (16) (17)	Common Equity		02/03/2025	250,000	238	289	0.01
Procure Acquiom Financial, LLC (Procure Analytics)	(6) (16) (17)	Common Equity		12/20/2021	500,000	625	867	0.03
Surewerx Topco, LP	(6) (15) (16) (17)	Common Equity		12/28/2022	384	413	432	0.01
						1,276	1,588	0.05
Containers & Packaging
BP Purchaser, LLC	(6) (16) (17)	Common Equity		12/10/2021	1,383,156	878	—	0.00
BP Purchaser, LLC Rights	(6) (16) (17)	Common Equity		03/12/2024	1,666,989	75	—	0.00
FORTIS Solutions Group, LLC	(6) (17)	Preferred Equity	12.25%	06/24/2022	4,000,000	5,773	3,985	0.12
						6,726	3,985	0.12
Distributors
48Forty Solutions, LLC	(6) (8) (9) (16) (17)	Common Equity		11/01/2024	7,205	—	—	0.00

Diversified Consumer Services
Eclipse Topco, Inc.	(6) (17)	Preferred Equity	12.50% PIK	09/05/2024	310	3,469	3,120	0.09
FPG Parent, LLC	(6) (16) (17)	Common Equity		07/18/2025	5,945	—	—	0.00
Leaf Home, LLC	(6) (17)	Preferred Equity	14.00% PIK	09/04/2025	600,000	607	774	0.02
LUV Car Wash	(6) (16) (17)	Common Equity		12/06/2022	1,383	1,330	973	0.03
						5,406	4,867	0.14

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Acquisition Date	Par Amount/ Shares (4)	Cost (5)	Fair Value	Percentage of Net Assets
Electrical Equipment
Sparkstone Electrical Group	(6) (16) (17)	Common Equity			10/15/2024	1,500	150	65	0.00
Financial Services
Applitools, Inc.	(6) (15) (16) (17)	Common Equity			07/18/2025	3,880,115	2,219	1,884	0.06
Health Care Providers & Services
SDB Holdco, LLC	(6) (16) (17)	Common Equity			03/29/2024	14,561,479	—	—	0.00
Suveto Buyer, LLC	(6) (15) (16) (17)	Common Equity			11/19/2021	3,398	307	393	0.01
Vardiman Black Holdings, LLC	(6) (17)	Preferred Equity	6.00% PIK		03/29/2024	7,065,190	5,247	-	0.00
							5,554	393	0.01
Insurance Services
Amerilife Holdings, LLC	(6) (16) (17)	Common Equity			09/01/2022	9,880	273	592	0.02
Frisbee Holdings, LP (Fetch)	(6) (16) (17)	Common Equity			10/31/2022	33,276	424	1,193	0.04
Integrity Marketing Acquisition, LLC	(6) (17)	Preferred Equity	10.50%		12/21/2021	750,000	1,127	1,028	0.03
							1,824	2,813	0.08
Interactive Media & Services
FMG Suite Holdings, LLC	(6) (16) (17)	Common Equity			09/09/2025	500	—	—	0.00
FMG Suite Holdings, LLC	(6) (17)	Preferred Equity	8.00% PIK		09/09/2025	500	513	513	0.02
							513	513	0.02
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(6) (16) (17)	Common Equity			07/12/2021	5,196	317	256	0.01
Verdantas, LLC	(6) (16) (17)	Common Equity			05/03/2024	8,848	9	13	0.00
Verdantas, LLC	(6) (17)	Preferred Equity	10.00%		05/03/2024	875,952	1,035	1,291	0.04
							1,361	1,560	0.05
Real Estate Management & Development
Pritchard Industries, LLC	(6) (16) (17)	Common Equity			10/13/2021	332,248	352	249	0.01
Software
Cohesity Global, Inc.	(17)	Preferred Equity			12/09/2024	18,617	382	382	0.01
Fullsteam Operations, LLC	(6) (16) (17)	Common Equity			11/27/2023	45,080	1,520	3,766	0.11
Knockout Intermediate Holdings I, Inc.	(6) (17)	Preferred Equity	S +	10.75%	06/25/2022	5,482	7,719	7,934	0.23
Revalize, Inc.	(6) (17)	Preferred Equity	S +	10.00%	12/14/2021	2,951	4,703	4,248	0.13
Reveal Data Solutions	(6) (16) (17)	Common Equity			08/29/2023	861,539	1,122	1,044	0.03
RSK Holdings, Inc. (Riskonnect)	(6) (17)	Preferred Equity	S +	10.50%	07/07/2022	10,679,200	17,455	17,754	0.53
							32,901	35,128	1.04
Total Equity Investments - non-controlled/non-affiliated							$60,257	$55,125	1.63%
Equity Investments - non-controlled/affiliated
Professional Services
KWOR Intermediate I, Inc.	(6) (16) (17) (19)	Common Equity			02/28/2025	2,785	1,069	—	0.00
KWOR Intermediate I, Inc.	(6) (17) (19)	Preferred Equity	S +	8.00% PIK	02/28/2025	2,978,848	2,979	1,927	0.06
Total Equity Investments - non-controlled/affiliated						-	4,048	1,927	0.06
Total Equity Investments							$64,305	$57,052	1.69%
Equity Investments - controlled/affiliated
Investments in Joint Ventures
North Haven Keystone, LLC	(17) (20)	LLC Interest			10/29/2025	85,438,200	85,438	85,276	2.52
Total Investments in Joint Ventures							$85,438	$85,276	2.52%
Total Portfolio Investments							$6,699,473	$6,610,610	195.59%

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share amounts)

Investments
Cash and Cash Equivalents and Short Term Investments
J.P. Morgan US Government Money Market Fund - Institutional Shares	3.62%	38,403	38,403	1.14%
Cash		199,865	199,865	5.91%
Total Cash and Cash Equivalents and Short Term Investments		238,268	238,268	7.05%
Total Portfolio Investments, Cash and Cash Equivalents and Short Term Investments		$6,937,741	$6,848,878	202.64%

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments (including preferred equity investments) are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2025, the Company would be deemed to “control” one of its portfolio companies, as indicated below. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2025, the Company is an “affiliated person” of two of its portfolio companies, as indicated below.
(2)
Unless otherwise indicated, the Company's investments are pledged as collateral supporting the amounts outstanding under the ING Facility as defined below. See Note 6 “Debt”.
(3)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either CORRA (“C”) or EURIBOR (“E”) or SOFR (“S”) or SONIA (“SA”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”), each of which generally resets periodically). For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2025. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2025. As of December 31, 2025, the reference rates for our variable rate loans were the C at 2.26%, 1-month E at 1.94%, 1-month S at 3.69%, 3-month S at 3.65%, 6-month S at 3.57%, SA at 3.73% and the P at 6.75%.
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
(8)
Assets or a portion thereof are pledged as collateral for the JPM Funding Facility (as defined below). See Note 6 “Debt”.
(9)
Assets or a portion thereof are pledged as collateral for the CBNA Funding Facility (as defined below). See Note 6 “Debt”.
(10)
Loan includes interest rate floor of 1.00%.
(11)
Loan includes interest rate floor of 0.75%.
(12)
Loan includes interest rate floor of 0.50%.
(13)
The investment includes an exit fee that is receivable upon certain conditions being met. See Note 2 “Significant Accounting Policies”.
(14)
Investment was on non-accrual status as of December 31, 2025.
(15)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2025, non-qualifying assets represented 6.64% of total assets as calculated in accordance with regulatory requirements.
(16)
Non-income producing security.
(17)
Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities”. As of December 31, 2025, the aggregate fair value of these securities is $142,328 or 4.21% of the Company’s net assets. The initial acquisition dates have been included for such securities.
(18)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of December 31, 2025:

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt — non-controlled/non-affiliated
48Forty Solutions, LLC	Revolver	11/30/2029	$1,434	$(846)
AWP Group Holdings, Inc.	Delayed Draw Term Loan	08/23/2026	1,911	—
AWP Group Holdings, Inc.	Revolver	12/23/2030	2,435	—
Abacus Data Holdings, Inc. (AbacusNext)	Revolver	03/10/2027	600	—
Accel International Holdings, Inc.	Revolver	04/26/2032	4,216	—
Accordion Partners, LLC	Delayed Draw Term Loan	12/17/2027	2,910	(7)
Accordion Partners, LLC	Revolver	11/17/2031	6,393	—
Advarra Holdings, Inc.	Delayed Draw Term Loan	09/14/2026	1,191	(6)
Alert Media, Inc.	Revolver	04/12/2027	3,870	(25)
Amerilife Holdings, LLC	Delayed Draw Term Loan	06/17/2026	158	(1)
Amerilife Holdings, LLC	Delayed Draw Term Loan	02/28/2027	5,395	(40)
Amerilife Holdings, LLC	Revolver	08/31/2028	2,248	(17)
Answer Acquisition, LLC	Revolver	06/30/2028	2,450	(240)
Any Hour, LLC	Delayed Draw Term Loan	05/23/2026	3,127	(140)
Any Hour, LLC	Revolver	05/23/2030	277	(12)
Apex Service Partners, LLC	Revolver	10/24/2029	3,883	(3)
Apollo Acquisition, Inc.	Delayed Draw Term Loan	06/04/2027	10,476	—
Apollo Acquisition, Inc.	Revolver	12/30/2030	3,927	—
Appfire Technologies, LLC	Delayed Draw Term Loan	06/28/2026	1,465	—
Appfire Technologies, LLC	Revolver	03/09/2028	490	—
Applitools, Inc.	Revolver	05/25/2028	1,600	(28)
Apryse Software Corp.	Revolver	06/28/2032	3,941	(31)
Aptean, Inc.	Delayed Draw Term Loan	02/14/2027	761	(1)
Aptean, Inc.	Revolver	01/30/2031	4,305	(5)
Archduke Buyer, Inc.	Revolver	12/03/2032	274	(3)
Arcoro Holdings Corp.	Revolver	03/28/2030	8,609	(148)
Artifact Bidco, Inc.	Delayed Draw Term Loan	05/22/2027	5,345	—
Artifact Bidco, Inc.	Revolver	07/26/2030	3,818	—
Ascend Partner Services, LLC	Delayed Draw Term Loan	08/09/2026	67	(1)
Ascend Partner Services, LLC	Delayed Draw Term Loan	08/09/2027	298	(3)
Ascend Partner Services, LLC	Revolver	08/11/2031	449	(4)
Assembly Intermediate, LLC	Revolver	10/19/2027	889	—
Associations, Inc.	Delayed Draw Term Loan	07/03/2028	482	—
Associations, Inc.	Revolver	07/03/2028	678	—
Astra Service Partners, LLC	Delayed Draw Term Loan	11/26/2027	1,480	(6)
Atlas US Finco, Inc.	Revolver	12/09/2028	4,395	—
AuditBoard, Inc.	Revolver	07/14/2031	6,514	(46)
BCTO Bluebill Midco, Inc.	Revolver	07/30/2032	2,667	(27)
Banyan Software Holdings, LLC	Delayed Draw Term Loan	10/08/2027	7,816	(42)
Banyan Software Holdings, LLC	Revolver	01/02/2031	3,261	—
Bottomline Technologies, Inc.	Revolver	05/15/2028	1,733	—
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	07/03/2026	2,015	—
Bullhorn, Inc.	Delayed Draw Term Loan	05/11/2026	343	—
Bullhorn, Inc.	Revolver	10/01/2029	346	—

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
CCI Buyer, Inc.	Revolver	05/13/2032	2,207	(3)
CLEO Communications Holding, LLC	Revolver	06/09/2027	5,358	—
COP Collisionright Parent, LLC	Delayed Draw Term Loan	04/04/2027	5,408	(14)
COP Collisionright Parent, LLC	Revolver	01/29/2030	4,039	(10)
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	08/27/2026	2,206	—
CRCI Longhorn Holdings, Inc.	Revolver	08/27/2031	1,471	—
Caerus US 1, Inc.	Revolver	05/25/2029	929	(1)
Carr, Riggs and Ingram Capital, LLC	Delayed Draw Term Loan	11/18/2026	5,432	(14)
Carr, Riggs and Ingram Capital, LLC	Revolver	11/18/2031	3,400	(9)
Catalis Intermediate, Inc.	Revolver	08/04/2027	2,312	(29)
Cerity Partners, LLC	Delayed Draw Term Loan	01/21/2027	8,048	(20)
Cerity Partners, LLC	Revolver	07/28/2031	958	(2)
Chase Intermediate, LLC	Delayed Draw Term Loan	04/10/2027	4,160	(37)
Chase Intermediate, LLC	Revolver	10/30/2028	608	(5)
Cliffwater, LLC	Revolver	04/22/2032	2,036	(15)
ComPsych Investment Corp.	Delayed Draw Term Loan	07/23/2027	4,667	—
Computer Services, Inc.	Delayed Draw Term Loan	11/15/2027	4,137	(10)
Consor Intermediate II, LLC	Delayed Draw Term Loan	05/10/2026	3,126	(4)
Consor Intermediate II, LLC	Revolver	05/12/2031	1,130	(1)
Coupa Holdings, LLC	Delayed Draw Term Loan	06/03/2027	851	—
Coupa Holdings, LLC	Revolver	02/27/2029	651	—
Cyara AcquisitionCo, LLC	Revolver	06/28/2029	3,832	—
Cyber US Bidco, LLC	Delayed Draw Term Loan	01/02/2029	797	(4)
Cyber US Bidco, LLC	Revolver	12/30/2032	350	(4)
DA Blocker Corp.	Delayed Draw Term Loan	02/10/2027	2,425	(6)
DA Blocker Corp.	Revolver	02/10/2032	808	(2)
Deerfield Dakota Holding, LLC	Revolver	09/13/2032	4,287	(37)
Diligent Corporation	Delayed Draw Term Loan	04/30/2026	10,706	(7)
Diligent Corporation	Revolver	08/02/2030	5,460	(4)
Drivecentric Holdings, LLC	Delayed Draw Term Loan	07/22/2027	8,375	—
Drivecentric Holdings, LLC	Revolver	08/15/2031	4,059	—
Dwyer Instruments, Inc.	Revolver	07/20/2029	3,329	(17)
E-Discovery AcquireCo, LLC	Revolver	08/29/2029	2,032	(1)
EVDR Purchaser, Inc.	Delayed Draw Term Loan	08/14/2026	10,559	(17)
EVDR Purchaser, Inc.	Revolver	02/14/2031	5,069	(8)
Eclipse Buyer, Inc.	Delayed Draw Term Loan	09/06/2026	1,417	—
Eclipse Buyer, Inc.	Revolver	09/08/2031	719	—
Emburse, Inc.	Delayed Draw Term Loan	05/28/2027	3,947	(10)
Emburse, Inc.	Revolver	05/28/2032	3,947	(10)
Energy Labs Holdings Corp.	Delayed Draw Term Loan	05/24/2026	825	(17)
Energy Labs Holdings Corp.	Revolver	04/07/2028	1,343	(27)
Espresso Bidco, Inc.	Delayed Draw Term Loan	03/25/2027	7,418	(111)
Espresso Bidco, Inc.	Revolver	03/25/2032	3,297	(49)
Essential Services Holding Corporation	Delayed Draw Term Loan	06/17/2026	5,154	(14)

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Essential Services Holding Corporation	Revolver	06/17/2030	1,933	(5)
Everbridge Holdings, LLC	Delayed Draw Term Loan	07/02/2026	10,196	—
Everbridge Holdings, LLC	Revolver	07/02/2031	6,708	—
Excelitas Technologies Corp.	Delayed Draw Term Loan	05/01/2026	12,000	(60)
Excelitas Technologies Corp.	Revolver	08/14/2028	3,095	(15)
Express Wash Acquisition Company, LLC	Revolver	04/10/2031	335	(3)
FLS Holding, Inc.	Revolver	12/17/2027	28	(4)
FMG Suite Holdings, LLC	Delayed Draw Term Loan	09/09/2027	4,868	(49)
FMG Suite Holdings, LLC	Revolver	09/09/2032	2,921	(29)
FORTIS Solutions Group, LLC	Revolver	10/15/2027	1,274	—
FPG Intermediate Holdco, LLC	Delayed Draw Term Loan	07/26/2027	430	—
Firebird Acquisition Corp, Inc.	Delayed Draw Term Loan	01/31/2027	2,078	—
Firebird Acquisition Corp, Inc.	Revolver	02/02/2032	1,050	—
Formstack Acquisition, Co.	Delayed Draw Term Loan	03/30/2026	15,916	(113)
Formstack Acquisition, Co.	Revolver	03/28/2030	8,938	(64)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	02/26/2027	542	—
Foundation Risk Partners Corp.	Revolver	10/29/2029	3,212	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	08/09/2027	12,692	(133)
Fullsteam Operations, LLC	Revolver	08/08/2031	4,231	(44)
GB Eagle Buyer, Inc.	Delayed Draw Term Loan	11/12/2027	6,660	(33)
GB Eagle Buyer, Inc.	Revolver	11/29/2030	4,440	(43)
GC Waves Holdings, Inc.	Delayed Draw Term Loan	10/06/2027	1,044	(3)
GC Waves Holdings, Inc.	Revolver	10/04/2030	1,723	—
GPS Merger Sub, LLC	Delayed Draw Term Loan	10/04/2027	3,668	(32)
GPS Merger Sub, LLC	Revolver	10/02/2029	4,657	(41)
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	03/26/2026	2,438	—
GS AcquisitionCo, Inc.	Revolver	05/25/2028	3,348	—
Galway Borrower, LLC	Delayed Draw Term Loan	02/06/2026	3,235	—
Galway Borrower, LLC	Revolver	09/29/2028	2,774	—
GarageCo Intermediate II, LLC	Delayed Draw Term Loan	08/02/2027	5,051	(51)
GarageCo Intermediate II, LLC	Revolver	07/30/2032	1,515	(15)
Gateway US Holdings, Inc.	Delayed Draw Term Loan	11/13/2026	1,209	(6)
Gateway US Holdings, Inc.	Revolver	09/22/2028	484	(2)
Granicus, Inc.	Delayed Draw Term Loan	07/31/2026	657	—
Granicus, Inc.	Revolver	01/17/2031	8,771	—
HSI Halo Acquisition, Inc.	Delayed Draw Term Loan	06/28/2026	2,273	(9)
HSI Halo Acquisition, Inc.	Revolver	06/28/2030	3,031	(12)
Heartland Veterinary Partners, LLC	Delayed Draw Term Loan	11/08/2027	5,162	(31)
Heartland Veterinary Partners, LLC	Revolver	06/12/2028	1,298	—
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	12/10/2027	3,228	(8)
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	09/30/2026	6,151	—
High Street Buyer, Inc.	Revolver	04/16/2027	825	(2)
Hootsuite, Inc.	Revolver	05/22/2030	840	(11)
Hyland Software, Inc.	Revolver	09/19/2029	3,699	—

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
IG Investment Holdings, LLC	Revolver	09/22/2028	3,736	—
IQN Holding Corp.	Revolver	05/02/2028	337	—
Icefall Parent, Inc.	Revolver	01/25/2030	2,471	—
Imagine 360, LLC	Delayed Draw Term Loan	09/20/2026	1,884	—
Imagine 360, LLC	Revolver	10/02/2028	1,166	—
Inhabitiq, Inc.	Delayed Draw Term Loan	01/11/2027	4,784	—
Inhabitiq, Inc.	Revolver	01/12/2032	2,990	—
Inszone Mid, LLC	Delayed Draw Term Loan	07/24/2026	1,836	(5)
Inszone Mid, LLC	Delayed Draw Term Loan	10/18/2027	4,008	(19)
Inszone Mid, LLC	Revolver	11/30/2029	3,575	(9)
Integrity Marketing Acquisition, LLC	Revolver	08/25/2028	1,097	—
Invictus Buyer, LLC	Delayed Draw Term Loan	06/03/2026	663	—
Invictus Buyer, LLC	Revolver	06/03/2031	245	—
Iris Buyer, LLC	Revolver	10/02/2029	2,883	(7)
Iris Specialty Acquisiton, LLC	Delayed Draw Term Loan	11/20/2028	4,958	(12)
Iris Specialty Acquisiton, LLC	Revolver	11/22/2032	4,363	(21)
Jeppesen Holdings, LLC	Revolver	11/01/2032	1,632	(8)
Jonathan Acquisition Company	Revolver	05/11/2029	453	(7)
KENG Acquisition, Inc.	Revolver	08/01/2029	4,053	(20)
Kodiak Buyer, LLC	Delayed Draw Term Loan	07/26/2027	3,219	—
Kodiak Buyer, LLC	Revolver	07/23/2032	2,575	—
LHS Borrower, LLC	Revolver	09/04/2031	868	(13)
LJ Avalon Holdings, LLC	Delayed Draw Term Loan	02/12/2027	2,885	—
LJ Avalon Holdings, LLC	Revolver	02/01/2029	1,752	—
LeadVenture, Inc.	Delayed Draw Term Loan	06/23/2027	1,200	—
LeadVenture, Inc.	Revolver	06/23/2032	717	—
LegitScript, LLC	Revolver	06/24/2028	3,750	—
Lightspeed Buyer, Inc.	Revolver	02/03/2027	279	—
LogRhythm, Inc.	Revolver	07/02/2029	682	(27)
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	06/11/2027	1,025	(10)
MAI Capital Management Intermediate, LLC	Revolver	08/29/2031	992	(10)
MHE Intermediate Holdings, LLC	Revolver	07/21/2027	643	—
MRI Software, LLC	Revolver	02/10/2028	4,384	(12)
Magneto Components Buyco, LLC	Revolver	12/05/2029	7,930	—
ManTech International CP	Delayed Draw Term Loan	02/17/2026	936	—
ManTech International CP	Revolver	09/14/2028	4,800	—
Merative, LP	Delayed Draw Term Loan	09/30/2027	3,365	(17)
Merative, LP	Revolver	09/30/2032	2,944	(15)
Mobile Communications America, Inc.	Delayed Draw Term Loan	06/23/2027	3,466	—
Mobile Communications America, Inc.	Revolver	10/16/2029	1,761	—
Model N, Inc.	Delayed Draw Term Loan	06/26/2026	5,429	—
Model N, Inc.	Revolver	06/27/2031	2,896	—
Montana Buyer, Inc.	Revolver	07/22/2028	3,710	—
NDT Global Holding, Inc.	Delayed Draw Term Loan	06/04/2027	8,064	(81)

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
NDT Global Holding, Inc.	Revolver	06/04/2032	7,200	(72)
NSI Holdings, Inc.	Delayed Draw Term Loan	11/15/2026	4,079	—
NSI Holdings, Inc.	Revolver	11/17/2031	4,079	—
Nasuni Corporation	Revolver	09/10/2030	4,490	—
Netwrix Corporation And Concept Searching, Inc.	Revolver	06/11/2029	1,579	(8)
OEConnection, LLC	Delayed Draw Term Loan	12/26/2028	876	(2)
OEConnection, LLC	Revolver	12/23/2032	231	(1)
Oak Purchaser, Inc.	Delayed Draw Term Loan	08/30/2027	2,981	(22)
Oak Purchaser, Inc.	Revolver	05/31/2028	1,763	(13)
One, Inc. Software Corporation	Delayed Draw Term Loan	12/06/2027	967	(5)
One, Inc. Software Corporation	Revolver	12/06/2032	387	(4)
Onit, Inc.	Delayed Draw Term Loan	01/27/2027	13,889	—
Onit, Inc.	Revolver	01/27/2032	4,630	—
Optimizely North America, Inc.	Revolver	10/30/2031	2,033	(41)
PDI TA Holdings, Inc.	Revolver	02/03/2031	858	(13)
PMA Parent Holdings, LLC	Revolver	01/31/2031	398	(4)
PT Intermediate Holdings III, LLC	Delayed Draw Term Loan	04/08/2026	3,217	—
Pamlico Avant Holdings, LP	Revolver	12/31/2032	1,474	(15)
Pareto Health Intermediate Holdings, Inc.	Revolver	06/01/2029	9,920	—
Patriot Growth Insurance Services, LLC	Revolver	10/16/2028	394	—
PerkinElmer U.S., LLC	Delayed Draw Term Loan	10/25/2027	1,290	(3)
Pound Bidco, Inc.	Delayed Draw Term Loan	04/24/2027	147	—
Pound Bidco, Inc.	Revolver	02/01/2027	125	—
Procure Acquireco, Inc. (Procure Analytics)	Delayed Draw Term Loan	10/31/2026	831	—
Procure Acquireco, Inc. (Procure Analytics)	Revolver	12/20/2028	952	—
Project Accelerate Parent, LLC	Revolver	02/24/2031	3,928	—
Project Potter Buyer, LLC	Revolver	04/23/2027	885	—
Railpros Parent, LLC	Delayed Draw Term Loan	05/24/2027	6,526	(65)
Railpros Parent, LLC	Revolver	05/24/2032	3,263	(33)
Randy's Holdings, Inc.	Delayed Draw Term Loan	06/30/2026	850	(8)
Randy's Holdings, Inc.	Delayed Draw Term Loan	12/20/2027	2,742	(14)
Randy's Holdings, Inc.	Revolver	11/01/2029	1,842	(18)
Raptor Merger Sub Debt, LLC	Revolver	04/01/2029	2,907	—
Raven Acquisition Holdings, LLC	Delayed Draw Term Loan	11/19/2026	333	1
Real Chemistry Intermediate III, Inc.	Delayed Draw Term Loan	10/11/2027	3,868	(19)
Real Chemistry Intermediate III, Inc.	Revolver	04/12/2032	4,250	(21)
Redwood Services Group, LLC	Delayed Draw Term Loan	01/03/2027	2,271	(11)
Revalize, Inc.	Revolver	04/16/2029	234	(12)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	03/30/2027	16,890	—
Ridge Trail US Bidco, Inc.	Revolver	03/31/2031	4,110	—
Riskonnect Parent, LLC	Delayed Draw Term Loan	03/01/2026	4,781	—
Riskonnect Parent, LLC	Revolver	12/07/2028	3,320	—
RoadOne IntermodaLogistics	Revolver	12/29/2028	27	(1)
Routeware, Inc.	Delayed Draw Term Loan	09/18/2026	1,926	(6)

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Routeware, Inc.	Revolver	09/18/2031	409	(1)
Runway Bidco, LLC	Delayed Draw Term Loan	12/17/2026	4,486	(11)
Runway Bidco, LLC	Revolver	12/17/2031	2,243	(6)
SV Newco 2, Inc.	Delayed Draw Term Loan	03/22/2028	306	—
SV Newco 2, Inc.	Revolver	06/02/2031	11,921	(16)
Saturn Borrower, Inc.	Delayed Draw Term Loan	01/24/2027	6,429	(52)
Saturn Borrower, Inc.	Revolver	11/10/2028	2,160	(17)
Securonix, Inc.	Revolver	04/05/2029	5,403	(772)
Sherlock Buyer Corp.	Revolver	12/07/2029	2,978	(94)
Smarsh, Inc.	Delayed Draw Term Loan	01/31/2027	2,142	—
Smarsh, Inc.	Revolver	02/16/2029	986	—
Sonny's Enterprises, LLC	Revolver	08/05/2027	3,331	(94)
Spark Buyer, LLC	Delayed Draw Term Loan	10/15/2026	2,125	(159)
Spark Buyer, LLC	Revolver	10/15/2031	701	(53)
Specialty Pharma III, Inc.	Revolver	12/23/2032	478	(2)
Spectrum Automotive Holdings Corp.	Delayed Draw Term Loan	04/28/2027	2,379	—
Spectrum Automotive Holdings Corp.	Revolver	06/29/2027	378	—
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	04/25/2026	1,813	—
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	500	—
Superman Holdings, LLC	Revolver	08/29/2031	3,675	—
Surewerx Purchaser III, Inc.	Delayed Draw Term Loan	06/29/2026	451	(1)
Surewerx Purchaser III, Inc.	Revolver	12/28/2028	999	(2)
Suveto Buyer, LLC	Delayed Draw Term Loan	11/15/2026	593	(1)
Suveto Buyer, LLC	Revolver	09/09/2027	528	—
Sweep Purchaser, LLC	Revolver	06/30/2027	375	—
TA Polaris Buyer, Inc.	Delayed Draw Term Loan	12/12/2028	4,324	(11)
TA Polaris Buyer, Inc.	Revolver	12/13/2032	1,297	(7)
Tamarack Intermediate, LLC	Delayed Draw Term Loan	07/01/2027	2,440	(6)
Tamarack Intermediate, LLC	Revolver	03/12/2029	4,328	(11)
Tank Holding Corp.	Revolver	03/31/2028	1,867	(161)
Thrive Buyer, Inc. (Thrive Networks)	Delayed Draw Term Loan	01/31/2027	5,200	(39)
Thrive Buyer, Inc. (Thrive Networks)	Revolver	02/02/2032	4,818	(36)
Tidi Legacy Products, Inc.	Revolver	12/19/2029	2,132	—
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2026	2,790	—
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2027	709	(7)
Transit Technologies, LLC	Revolver	08/20/2030	2,591	—
Trintech, Inc.	Revolver	07/25/2029	3,934	(20)
Triple Lift, Inc.	Revolver	05/05/2028	1,714	(106)
Trunk Acquisition, Inc.	Delayed Draw Term Loan	12/20/2026	326	—
Trunk Acquisition, Inc.	Revolver	02/19/2030	1,071	—
Two Six Labs, LLC	Revolver	08/20/2027	915	—
UHY Advisors, Inc.	Delayed Draw Term Loan	11/22/2026	6,805	—
UHY Advisors, Inc.	Revolver	11/21/2031	1,455	—
UpStack, Inc.	Delayed Draw Term Loan	08/23/2026	1,347	(10)

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
UpStack, Inc.	Revolver	08/25/2031	638	(5)
V Global Holdings, LLC	Revolver	01/02/2029	1,300	(103)
VRC Companies, LLC	Revolver	06/29/2027	915	—
Vamos Bidco, Inc.	Delayed Draw Term Loan	01/30/2027	4,837	(36)
Vamos Bidco, Inc.	Revolver	01/30/2032	1,451	(11)
Vanco Payment Solutions, LLC	Revolver	12/01/2031	175	(2)
Vardiman Black Holdings, LLC	Delayed Draw Term Loan	03/29/2026	66	(6)
Vehlo Purchaser, LLC	Revolver	05/24/2028	360	—
Vensure Employer Services, Inc.	Delayed Draw Term Loan	09/27/2026	508	—
Verdantas, LLC	Delayed Draw Term Loan	11/08/2026	830	—
Verdantas, LLC	Revolver	05/06/2030	2,406	—
Vertex Service Partners, LLC	Delayed Draw Term Loan	10/01/2026	791	(38)
Vertex Service Partners, LLC	Revolver	11/08/2030	1,616	(30)
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	07/24/2026	1,961	(9)
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	05/03/2028	3,123	(8)
Vessco Midco Holdings, LLC	Revolver	07/24/2031	3,771	(17)
Victors Purchaser, LLC	Delayed Draw Term Loan	12/23/2027	2,281	—
Victors Purchaser, LLC	Revolver	12/23/2032	1,714	—
WIPFLI Advisory, LLC	Delayed Draw Term Loan	04/01/2028	2,656	(6)
WIPFLI Advisory, LLC	Revolver	10/01/2032	1,771	(9)
World Insurance Associates, LLC	Revolver	04/03/2030	970	—
YI, LLC	Revolver	12/03/2029	2,795	—
Zarya Intermediate, LLC	Revolver	07/01/2027	3,789	—
eShipping, LLC	Delayed Draw Term Loan	12/23/2027	1,075	(3)
eShipping, LLC	Revolver	12/23/2032	470	(2)
iCIMS, Inc.	Revolver	08/18/2028	448	(3)
mPulse Mobile, Inc.	Delayed Draw Term Loan	08/26/2027	2,788	(28)
mPulse Mobile, Inc.	Revolver	08/26/2032	4,183	(42)
Total First Lien Debt Unfunded Commitments — non-controlled/non-affiliated			$853,548	$(5,775)
First Lien Debt — non-controlled/affiliated
KWOR Acquisition, Inc.	Delayed Draw Term Loan	02/28/2027	3,019	—
KWOR Acquisition, Inc.	Revolver	02/28/2030	2,214	—
Total First Lien Debt Unfunded Commitments — non-controlled/affiliated			$5,233	$—
Total Unfunded Commitments			$858,781	$(5,775)

(19)
As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns, either directly or indirectly, 5% or more of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the year ended December 31, 2025 were as follows:

	Fair Value as of December 31, 2024	Gross Additions (b)	Gross Reductions (c)	Net Change in Unrealized Gains (Losses)	Net Realized Gain (Loss)	Fair Value as of December 31, 2025	Interest, Dividend and Other Income
KWOR Acquisition, Inc. (a)	$—	$22,923	$—	$(1,967)	$—	$20,956	$1,954
Total	$—	$22,923	$—	$(1,967)	$—	$20,956	$1,954

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

(20)
As defined in the 1940 Act, the Company is deemed to be a "control person" of the portfolio company as the Company owns, either directly or indirectly, 25% or more of the portfolio company's voting securities ("controlled affiliate"). Transactions related to investments in controlled affiliates as of December 31, 2025 were as follows(1):

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share amounts)

	Fair Value as of December 31, 2024	Gross Additions (a)	Gross Reductions (b)	Net Change in Unrealized Gains (Losses)	Net Realized Gain (Loss)	Fair Value as of December 31, 2025	Interest, Dividend and Other Income
North Haven Keystone, LLC	$—	$85,438	$—	$(162)	$—	$85,276	$1,174
Total	$—	$85,438	$—	$(162)	$—	$85,276	$1,174

(1) Although the Company owns more than 25% of the voting securities of NH Keystone, the Company does not believe that it has control over NH Keystone (other than for purposes of 1940 Act). See Note 4 “Investments”.

(a)
Gross additions may include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind, the accretion of discounts, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
(b)
Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

Additional Information

Interest Rate Swaps(a)(b)(c)
Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Upfront Payments / Receipts	Change in Unrealized Appreciation (Depreciation)
SMBC Capital Markets, Inc.	Series A 2028 Notes	8.13%	S + 4.88%	03/16/2028	146,000	$(477)	—	$2,043
SMBC Capital Markets, Inc.	Series B 2026 Notes	8.84%	S + 6.12%	08/10/2026	107,000	(578)	—	249
SMBC Capital Markets, Inc.	Series B 2028 Notes	8.88%	S + 5.56%	08/10/2028	128,000	(365)	—	2,143
SMBC Capital Markets, Inc.	Series C 2027 Notes	8.92%	S + 4.49%	03/01/2027	136,500	1,481	—	739
SMBC Capital Markets, Inc.	Series C 2029 Notes	9.07%	S + 4.77%	03/01/2029	163,500	4,128	—	3,189
MUFG Bank, Ltd.	Series D 2027 Notes	6.84%	S + 3.46%	08/05/2027	100,000	(3)	—	856
MUFG Bank, Ltd.	Series D 2029 Notes	6.91%	S + 3.48%	08/05/2029	200,000	(148)	—	3,716
Royal Bank of Canada	2028 Notes	5.38%	S + 2.06%	09/22/2028	300,000	(514)		(514)
					1,281,000	$3,524	$—	$12,421

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

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
Debt Investments
Aerospace & Defense
Jonathan Acquisition Company	(6) (10)	First Lien Debt	S +	5.00%	9.43%	12/22/2026	13,378	$13,325	$13,378	0.41%
Jonathan Acquisition Company	(6) (10) (19)	First Lien Debt	S +	5.00%	9.43%	12/22/2025	343	339	343	0.01
Mantech International CP	(6) (7) (8) (11)	First Lien Debt	S +	5.00%	9.59%	09/14/2029	33,491	33,159	33,491	1.02
Mantech International CP	(6) (11) (19)	First Lien Debt	S +	5.00%	9.59%	09/14/2029	—	(23)	—	0.00
Mantech International CP	(6) (11) (19)	First Lien Debt	S +	5.00%	9.59%	09/14/2028	—	(40)	—	0.00
PCX Holding Corp.	(6) (7) (10)	First Lien Debt	S +	6.25%	10.73%	04/22/2027	7,655	7,181	7,135	0.22
PCX Holding Corp.	(6) (7) (10)	First Lien Debt	S +	6.25%	10.73%	04/22/2027	8	7,233	7,185	0.22
PCX Holding Corp.	(6) (10)	First Lien Debt	S +	6.25%	10.73%	04/22/2027	793	745	739	0.02
Two Six Labs, LLC	(6) (7) (11)	First Lien Debt	S +	5.25%	9.90%	08/20/2027	24,792	24,491	24,725	0.76
Two Six Labs, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.59%	08/20/2027	1,804	1,752	1,786	0.05
Two Six Labs, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.59%	08/20/2027	—	(12)	(0)	0.00
								88,150	88,780	2.71
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(6) (7) (9) (11)	First Lien Debt	S +	5.75%	10.23%	06/11/2027	52,728	52,162	52,728	1.61
RoadOne IntermodaLogistics	(6) (10)	First Lien Debt	S +	6.25%	10.84%	12/29/2028	1,269	1,243	1,241	0.04
RoadOne IntermodaLogistics	(6) (10)	First Lien Debt	S +	6.25%	10.84%	12/29/2028	116	114	114	0.00
RoadOne IntermodaLogistics	(6) (10) (19)	First Lien Debt	S +	6.25%	10.84%	12/29/2028	58	53	52	0.00
								53,572	54,135	1.65
Automobile Components
Continental Battery Company	(6) (7) (8) (10) (13)	First Lien Debt	S +	7.00% (incl. 4.08% PIK)	11.48%	01/20/2027	12,945	11,732	9,142	0.28
LTI Holdings, Inc.		First Lien Debt	S +	4.75%	9.11%	07/19/2029	2,993	2,985	2,994	0.09
Randy's Holdings, Inc.	(6) (7) (8) (10)	First Lien Debt	S +	5.00%	9.45%	11/01/2029	13,541	13,304	13,541	0.41
Randy's Holdings, Inc.	(6) (10) (19)	First Lien Debt	S +	5.00%	9.45%	11/01/2029	1,266	1,216	1,266	0.04
Randy's Holdings, Inc.	(6) (10) (19)	First Lien Debt	S +	5.00%	9.45%	11/01/2029	626	597	626	0.02
Sonny's Enterprises, LLC	(6) (7) (8) (10)	First Lien Debt	S +	5.50%	10.17%	08/05/2028	52,760	52,210	51,067	1.56
Sonny's Enterprises, LLC	(6) (10) (19)	First Lien Debt	S +	5.50%	10.17%	08/05/2028	6,018	5,901	5,726	0.18
Sonny's Enterprises, LLC	(6) (10) (19)	First Lien Debt	S +	5.50%	10.17%	08/05/2027	1,391	1,310	1,212	0.04
Spectrum Automotive Holdings Corp.	(6) (7) (11)	First Lien Debt	S +	5.25%	9.58%	06/29/2028	9,930	9,854	9,874	0.30
Spectrum Automotive Holdings Corp.	(6) (11) (19)	First Lien Debt	S +	5.25%	9.58%	06/29/2028	2,820	2,792	2,802	0.09
Spectrum Automotive Holdings Corp.	(6) (11) (19)	First Lien Debt	S +	5.25%	9.58%	06/29/2027	—	(3)	(2)	0.00
Wheel Pros, LLC		First Lien Debt	S +	4.50%	11.38%	05/11/2028	—	—	—	—
								101,898	98,248	3.00
Automobiles
ARI Network Services, Inc.	(6) (7) (11)	First Lien Debt	S +	5.00%	9.36%	08/28/2026	23,947	23,820	23,840	0.73
ARI Network Services, Inc.	(6) (7) (11)	First Lien Debt	S +	5.00%	9.36%	08/28/2026	1,524	1,524	1,519	0.05
ARI Network Services, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.36%	08/28/2026	774	770	768	0.02
COP Collisionright Parent, LLC	(6) (7) (9) (10)	First Lien Debt	S +	5.50%	10.09%	01/29/2030	31,005	30,460	30,639	0.94
COP Collisionright Parent, LLC	(6) (10) (19)	First Lien Debt	S +	5.50%	10.09%	01/29/2030	9,083	8,840	8,870	0.27
COP Collisionright Parent, LLC	(6) (10) (19)	First Lien Debt	S +	5.50%	10.09%	01/29/2030	752	667	692	0.02
Drivecentric Holdings, LLC	(6) (7) (11)	First Lien Debt	S +	4.75%	9.27%	08/15/2031	30,441	30,148	30,417	0.93
Drivecentric Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.27%	08/15/2031	—	(38)	(3)	0.00
LeadVenture, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.36%	08/28/2026	976	959	965	0.03
MajorDrive Holdings IV, LLC	(12)	First Lien Debt	S +	4.00%	8.59%	06/01/2028	2,969	2,972	2,889	0.09

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
Turbo Buyer, Inc.	(6) (7) (10)	First Lien Debt	S +	6.00%	10.48%	12/02/2025	15,930	15,422	15,385	0.47
Turbo Buyer, Inc.	(6) (10)	First Lien Debt	S +	6.00%	10.48%	12/02/2025	2,437	2,382	2,354	0.07
Vehlo Purchaser, LLC	(6) (7) (11)	First Lien Debt	S +	5.25%	9.61%	05/24/2028	8,471	8,399	8,417	0.26
Vehlo Purchaser, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.61%	05/24/2028	2,056	1,824	1,779	0.05
Vehlo Purchaser, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.61%	05/24/2028	—	(3)	(3)	(0.00)
								128,146	128,528	3.93
Biotechnology
GraphPad Software, LLC	(6) (11)	First Lien Debt	S +	4.75%	9.08%	06/30/2031	37,557	37,379	37,557	1.15
GraphPad Software, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.08%	06/30/2031	1,114	1,063	1,114	0.03
GraphPad Software, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.08%	06/30/2031	—	(20)	—	-
								38,422	38,671	1.18
Building Products
LHS Borrower, LLC	(12)	First Lien Debt	S +	4.75%	9.21%	02/16/2029	3,423	3,353	3,259	0.10
LSF12 Crown US Commercial Bidco, LLC	(14)	First Lien Debt	S +	4.25%	8.63%	12/02/2031	3,000	3,015	2,987	0.09
Project Potter Buyer, LLC	(6) (8) (10)	First Lien Debt	S +	6.00%	10.33%	04/23/2027	10,272	10,272	10,272	0.31
Project Potter Buyer, LLC	(6) (10) (19)	First Lien Debt	S +	6.00%	10.33%	04/23/2026	—	—	—	-
								16,640	16,518	0.50
Chemicals
Olympus Water US Holding Corporation	(12)	First Lien Debt	S +	3.00%	7.34%	06/20/2031	4,706	4,718	4,716	0.14
Tank Holding Corp.	(9) (11)	First Lien Debt	S +	6.00%	10.42%	03/31/2028	53,367	52,514	52,634	1.61
Tank Holding Corp.	(6) (11) (19)	First Lien Debt	S +	6.00%	10.42%	03/31/2028	5,107	4,963	5,079	0.16
Tank Holding Corp.	(11) (19)	First Lien Debt	S +	5.75%	10.42%	03/31/2028	—	(20)	(37)	(0.00)
V Global Holdings, LLC	(6) (7) (8) (11)	First Lien Debt	S +	5.75%	10.42%	12/22/2027	15,916	15,660	15,128	0.46
V Global Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	5.75%	10.42%	12/22/2025	1,299	1,280	1,189	0.04
								79,115	78,709	2.41
Commercial Services & Supplies
365 Retail Markets, LLC	(6) (7) (10)	First Lien Debt	S +	4.75%	9.24%	12/26/2028	7,255	7,255	7,255	0.22
365 Retail Markets, LLC	(6) (7) (10)	First Lien Debt	S +	4.50%	9.24%	12/26/2028	2,328	2,328	2,328	0.07
Allied Universal Holdco, LLC	(12)	First Lien Debt	S +	3.75%	8.21%	05/12/2028	6,789	6,784	6,806	0.21
Atlas Us Finco, Inc.	(6) (7) (8) (10) (15)	First Lien Debt	S +	5.00%	9.63%	12/09/2029	36,465	35,762	36,465	1.11
Atlas Us Finco, Inc.	(6) (10) (15) (19)	First Lien Debt	S +	5.00%	9.63%	12/09/2028	—	(25)	—	-
Belfor Holdings, Inc.		First Lien Debt	S +	3.75%	8.11%	11/01/2030	1,995	2,012	2,015	0.06
BPG Holdings IV Corp.	(6) (7) (9) (11)	First Lien Debt	S +	6.00%	10.33%	07/29/2029	25,941	24,300	22,335	0.68
Consor Intermediate II, LLC	(6) (11)	First Lien Debt	S +	4.50%	8.83%	05/12/2031	5,813	5,759	5,780	0.18
Consor Intermediate II, LLC	(6) (11) (19)	First Lien Debt	S +	4.50%	8.83%	05/12/2031	—	(24)	(30)	(0.00)
Consor Intermediate II, LLC	(6) (11) (19)	First Lien Debt	S +	4.50%	8.83%	05/12/2031	—	(13)	(8)	(0.00)
CRCI Longhorn Holdings, Inc.	(6) (7) (11)	First Lien Debt	S +	5.00%	9.36%	08/27/2031	8,824	8,738	8,824	0.27
CRCI Longhorn Holdings, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.36%	08/27/2031	—	(10)	—	-
CRCI Longhorn Holdings, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.36%	08/27/2031	662	648	662	0.02
Encore Holdings, LLC	(6) (7) (11)	First Lien Debt	S +	5.25%	9.58%	11/23/2028	9,061	9,011	9,028	0.28
Encore Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.58%	11/23/2028	18,904	18,774	18,811	0.58
Encore Holdings, LLC	(6) (19)	First Lien Debt	P +	4.00%	11.50%	11/23/2027	—	(14)	(10)	(0.00)
Energy Labs Holdings Corp.	(6) (7) (9) (10)	First Lien Debt	S +	5.00%	9.46%	04/07/2028	7,963	7,888	7,868	0.24
Energy Labs Holdings Corp.	(6) (10) (19)	First Lien Debt	S +	5.00%	9.46%	04/07/2028	1,382	1,353	1,348	0.04
Energy Labs Holdings Corp.	(6) (10) (19)	First Lien Debt	S +	5.00%	9.46%	04/07/2028	—	(19)	(23)	(0.00)

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/Shares(4)		Cost (5)	Fair Value	Percentage of Net Assets
FLS Holding, Inc.	(6) (7) (8) (10) (15)	First Lien Debt	S +	5.25%	9.71%	12/15/2028		23,774	22,635	21,240	0.65
FLS Holding, Inc.	(6) (7) (10) (15)	First Lien Debt	S +	5.25%	9.71%	12/15/2028		5,574	5,307	4,980	0.15
FLS Holding, Inc.	(6) (10) (15) (19)	First Lien Debt	S +	5.25%	9.71%	12/17/2027		1,138	1,037	895	0.03
Ground Penetrating Radar Systems, LLC	(6) (7) (10)	First Lien Debt	S +	5.25%	9.77%	04/02/2031		14,030	13,835	14,030	0.43
Ground Penetrating Radar Systems, LLC	(6) (10) (19)	First Lien Debt	S +	5.25%	9.77%	04/02/2031		—	(36)	—	—
Ground Penetrating Radar Systems, LLC	(6) (19)	First Lien Debt	P +	4.25%	11.75%	04/02/2031		223	199	223	0.01
Helios Service Partners, LLC	(6) (10)	First Lien Debt	S +	5.00%	9.59%	03/19/2027		12,311	12,112	12,307	0.38
Helios Service Partners, LLC	(6) (10) (19)	First Lien Debt	S +	5.00%	9.59%	03/19/2027		20,148	19,732	20,072	0.61
Helios Service Partners, LLC	(6) (10) (19)	First Lien Debt	S +	5.00%	9.59%	03/19/2027		—	(59)	(1)	0.00
Hercules Borrower, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.68%	12/15/2026	C$	3,167	3,025	2,963	0.09
HSI Halo Acquisition, Inc.	(6) (8) (11)	First Lien Debt	S +	5.00%	9.59%	06/30/2031		19,022	18,842	19,022	0.58
HSI Halo Acquisition, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.59%	06/30/2031		788	767	788	0.02
HSI Halo Acquisition, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.59%	06/28/2030		—	(28)	—	—
Iris Buyer, LLC	(6) (7) (10) (15)	First Lien Debt	S +	6.25%	10.84%	10/02/2030		19,977	19,565	19,977	0.61
Iris Buyer, LLC	(6) (10) (19) (15)	First Lien Debt	S +	6.25%	10.84%	10/02/2030		1,884	1,834	1,884	0.06
Iris Buyer, LLC	(6) (10) (19) (15)	First Lien Debt	S +	6.25%	10.84%	10/02/2029		—	(54)	—	—
Orion Group Holdco, LLC	(6) (19)	First Lien Debt	S +	5.00%	9.59%	03/19/2027		—	(16)	(16)	0.00
Procure Acquireco, Inc. (Procure Analytics)	(6) (7) (11)	First Lien Debt	S +	5.00%	9.49%	12/20/2028		15,397	15,397	15,397	0.47
Procure Acquireco, Inc. (Procure Analytics)	(6) (11) (19)	First Lien Debt	S +	4.75%	9.49%	12/20/2028		761	756	756	0.02
Procure Acquireco, Inc. (Procure Analytics)	(6) (11) (19)	First Lien Debt	S +	4.75%	9.49%	12/20/2028		—	—	—	—
Pye-Barker Fire & Safety, LLC	(6) (11)	First Lien Debt	S +	4.50%	8.83%	05/26/2031		18,135	18,135	18,135	0.55
Pye-Barker Fire & Safety, LLC	(6) (11) (19)	First Lien Debt	S +	4.50%	8.83%	05/26/2031		2,585	2,538	2,585	0.08
Pye-Barker Fire & Safety, LLC	(6) (11) (19)	First Lien Debt	S +	4.50%	8.83%	05/24/2030		314	291	314	0.01
Routeware, Inc.	(6) (7) (10)	First Lien Debt	S +	5.25%	9.60%	09/18/2031		4,773	4,726	4,773	0.15
Routeware, Inc.	(6) (10) (19)	First Lien Debt	S +	5.25%	9.60%	09/18/2031		—	(11)	—	—
Routeware, Inc.	(6) (10) (19)	First Lien Debt	S +	5.25%	9.60%	09/18/2031		—	(5)	—	—
Sherlock Buyer Corp.	(6) (7) (8) (10)	First Lien Debt	S +	5.75%	10.18%	12/08/2028		25,100	25,011	25,100	0.77
Sherlock Buyer Corp.	(6) (10) (19)	First Lien Debt	S +	5.75%	10.18%	12/08/2027		—	(8)	—	—
SITEL Worldwide Corporation	(12)	First Lien Debt	S +	3.75%	8.22%	08/28/2028		4,850	4,861	3,237	0.10
Surewerx Purchaser III, Inc.	(6) (7) (8) (11) (15)	First Lien Debt	S +	5.25%	9.58%	12/28/2029		4,039	3,992	4,039	0.12
Surewerx Purchaser III, Inc.	(6) (11) (15)	First Lien Debt	C +	5.25%	8.42%	12/28/2029	C$	2,617	1,888	1,820	0.06
Surewerx Purchaser III, Inc.	(6) (11) (15) (19)	First Lien Debt	S +	5.25%	9.58%	12/28/2029		—	(6)	—	—
Surewerx Purchaser III, Inc.	(6) (11) (15)	First Lien Debt	C +	5.25%	9.58%	12/28/2028	C$	710	678	695	0.02
Sweep Midco, LLC	(6) (7) (18)	Second Lien Debt				03/12/2034		1,086	543	703	0.02
Sweep Midco, LLC	(6) (7) (18)	Second Lien Debt				03/12/2036		3,156	—	—	—
Sweep Purchaser, LLC	(6) (7) (10)	First Lien Debt	S +	5.75% PIK	10.24%	06/30/2027		3,986	3,986	3,986	0.12
Sweep Purchaser, LLC	(6) (7) (10)	First Lien Debt	S +	5.75%	10.24%	06/30/2027		2,050	2,050	2,050	0.06
Sweep Purchaser, LLC	(6) (10) (19)	First Lien Debt	S +	5.75%	10.24%	06/30/2027		—	—	—	—
Tamarack Intermediate, LLC	(6) (7) (11)	First Lien Debt	S +	5.75%	10.30%	03/13/2028		22,742	22,442	22,742	0.70
Tamarack Intermediate, LLC	(6) (11)	First Lien Debt	S +	5.75%	10.30%	03/13/2028		2,231	2,188	2,231	0.07
Tamarack Intermediate, LLC	(6) (11) (19)	First Lien Debt	S +	5.75%	10.30%	03/13/2028		—	(42)	—	—
Tempo Acquisition, LLC	(12)	First Lien Debt	S +	2.25%	6.61%	08/31/2028		3,987	4,000	3,999	0.12
Transit Technologies, LLC	(6) (11)	First Lien Debt	S +	4.75%	9.51%	08/20/2031		12,091	11,975	12,091	0.37
Transit Technologies, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.51%	08/20/2031		—	(20)	—	—
Transit Technologies, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.51%	08/20/2030		—	(24)	—	—

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
TruGreen Limited Partnership	(11)	First Lien Debt	S +	4.00%	8.46%	11/02/2027	4,848	4,821	4,709	0.14
Vensure Employer Services, Inc.	(6) (7) (12)	First Lien Debt	S +	5.00%	9.33%	09/29/2031	25,909	25,660	25,909	0.79
Vensure Employer Services, Inc.	(6) (12) (19)	First Lien Debt	S +	5.00%	9.33%	09/29/2031	1,003	963	1,003	0.03
VRC Companies, LLC	(6) (7) (8) (10)	First Lien Debt	S +	5.75%	10.27%	06/29/2027	50,360	50,128	50,360	1.54
VRC Companies, LLC	(6) (10)	First Lien Debt	S +	5.75%	10.27%	06/29/2027	47,594	47,072	47,594	1.45
VRC Companies, LLC	(6) (10) (19)	First Lien Debt	S +	5.75%	10.27%	06/29/2027	—	—	—	—
								503,189	502,046	15.35
Construction & Engineering
Arcoro Holdings Corp.	(6) (10)	First Lien Debt	S +	5.50%	9.83%	03/28/2030	57,104	56,071	56,688	1.73
Arcoro Holdings Corp.	(6) (10) (19)	First Lien Debt	S +	5.50%	9.83%	03/28/2030	—	(150)	(63)	0.00
Artera Services, LLC	(14)	First Lien Debt	S +	4.50%	8.83%	02/15/2031	1,995	1,978	1,975	0.06
Centuri Group, Inc.	(12)	First Lien Debt	S +	2.50%	6.96%	08/27/2028	1,897	1,896	1,904	0.06
KPSKY Acquisition, Inc.	(6) (7) (8) (11)	First Lien Debt	S +	5.50%	10.19%	10/19/2028	20,749	19,883	18,348	0.56
KPSKY Acquisition, Inc.	(6) (7) (11)	First Lien Debt	S +	5.50%	10.19%	10/19/2028	16,535	16,165	14,622	0.45
LJ Avalon Holdings, LLC	(6) (10)	First Lien Debt	S +	5.00%	9.53%	02/01/2030	2,944	2,874	2,944	0.09
LJ Avalon Holdings, LLC	(6) (10) (19)	First Lien Debt	S +	5.00%	9.53%	02/01/2030	1,205	1,167	1,205	0.04
LJ Avalon Holdings, LLC	(6) (10) (19)	First Lien Debt	S +	5.00%	9.53%	02/01/2029	—	(10)	—	—
Superman Holdings, LLC	(6) (7) (11)	First Lien Debt	S +	4.50%	8.86%	08/29/2031	25,394	25,271	25,394	0.78
Superman Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	4.50%	8.86%	08/29/2031	—	(20)	—	—
Superman Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	4.50%	8.86%	08/29/2031	—	(17)	—	—
								125,108	123,017	3.76
Consumer Staples Distribution & Retail
PDI TA Holdings, Inc.	(6) (7) (11)	First Lien Debt	S +	5.50%	10.09%	02/03/2031	36,878	36,568	36,686	1.12
PDI TA Holdings, Inc.	(6) (11) (19)	First Lien Debt	S +	5.50%	10.09%	02/03/2031	4,793	4,715	4,749	0.15
PDI TA Holdings, Inc.	(6) (11) (19)	First Lien Debt	S +	5.50%	10.09%	02/03/2031	—	(32)	(20)	0.00
								41,251	41,415	1.27
Containers & Packaging
Berlin Packaging, LLC		First Lien Debt	S +	3.75%	8.05%	06/07/2031	3,980	3,980	4,000	0.12
BP Purchaser, LLC	(6) (7) (8) (11)	First Lien Debt	S +	5.50%	10.16%	12/11/2028	32,716	31,266	30,341	0.93
Clydesdale Acquisition Holdings, Inc.	(12)	First Lien Debt	S +	3.18%	7.53%	04/13/2029	3,303	3,306	3,306	0.10
FORTIS Solutions Group, LLC	(6) (7) (11)	First Lien Debt	S +	5.50%	9.93%	10/13/2028	20,986	20,899	20,986	0.64
FORTIS Solutions Group, LLC	(6) (11)	First Lien Debt	S +	5.50%	9.93%	10/13/2028	1,029	970	1,029	0.03
FORTIS Solutions Group, LLC	(6) (11) (19)	First Lien Debt	S +	5.50%	9.93%	10/15/2027	630	624	630	0.02
Proampac PG Borrower, LLC	(11)	First Lien Debt	S +	4.00%	8.60%	09/15/2028	2,965	2,979	2,971	0.09
								64,024	63,263	1.93
Distributors
48Forty Solutions, LLC	(6) (7) (9) (10)	First Lien Debt	S +	6.00% (incl. 4.00% PIK)	10.65%	11/30/2029	45,825	44,370	29,608	0.91
48Forty Solutions, LLC	(6) (10) (19)	First Lien Debt	S +	6.00% (incl. 4.00% PIK)	10.65%	11/30/2029	3,061	2,841	542	0.02
ABB Concise Optical Group, LLC	(6) (8) (11)	First Lien Debt	S +	7.50%	11.98%	02/23/2028	17,008	16,749	15,898	0.49
Avalara, Inc.	(6) (7) (9) (11)	First Lien Debt	S +	6.25%	10.58%	10/19/2028	22,421	22,158	22,421	0.69
Avalara, Inc.	(6) (19)	First Lien Debt	S +	6.25%	10.58%	10/19/2028	—	(24)	—	—
Bradyplus Holdings, LLC	(6) (7) (8) (9) (10)	First Lien Debt	S +	5.00%	9.52%	10/31/2029	44,408	43,673	44,408	1.36
Bradyplus Holdings, LLC	(6) (10) (19)	First Lien Debt	S +	5.00%	9.52%	10/31/2029	281	260	281	0.01
PT Intermediate Holdings III, LLC	(6) (7) (8) (11)	First Lien Debt	S +	5.00% (incl. 1.75% PIK)	9.33%	04/09/2030	60,057	59,432	60,057	1.84
PT Intermediate Holdings III, LLC	(6) (11) (19)	First Lien Debt	S +	5.00% (incl. 1.75% PIK)	9.33%	04/09/2030	—	(6)	—	—

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
								189,453	173,215	5.30
Diversified Consumer Services
Any Hour, LLC	(6)	First Lien Debt	S +	5.00%	9.33%	05/23/2030	11,802	11,639	11,677	0.36
Any Hour, LLC	(6) (19)	First Lien Debt	S +	5.00%	9.33%	05/23/2030	334	309	298	0.01
Any Hour, LLC	(6) (19)	First Lien Debt	S +	5.00%	9.33%	05/23/2030	831	808	813	0.02
Any Hour, LLC	(6)	Other Debt		13.00% PIK	13.00%	05/23/2031	3,186	3,130	3,152	0.10
Apex Service Partners, LLC	(6) (7) (8) (9) (10)	First Lien Debt	S +	5.00%	9.51%	10/24/2030	72,104	71,109	72,104	2.20
Apex Service Partners, LLC	(6) (10)	First Lien Debt	S +	5.00%	9.51%	10/24/2030	17,166	16,886	17,166	0.52
Apex Service Partners, LLC	(6) (10) (19)	First Lien Debt	S +	5.00%	9.51%	10/24/2029	3,866	3,793	3,866	0.12
Ascend Partner Services, LLC	(12)	First Lien Debt	S +	4.50%	7.96%	12/11/2028	4,856	4,850	4,877	0.15
Assembly Intermediate, LLC	(6) (7) (10)	First Lien Debt	S +	5.25%	9.58%	10/19/2027	8,889	8,518	8,889	0.27
Assembly Intermediate, LLC	(6) (10)	First Lien Debt	S +	5.25%	9.58%	10/19/2027	1,778	1,702	1,778	0.05
Assembly Intermediate, LLC	(6) (10) (19)	First Lien Debt	S +	5.25%	9.58%	10/19/2027	—	(36)	—	—
Eclipse Buyer, Inc.	(6) (7) (12)	First Lien Debt	S +	4.75%	9.26%	09/08/2031	8,362	8,281	8,362	0.26
Eclipse Buyer, Inc.	(6) (12) (19)	First Lien Debt	S +	4.75%	9.26%	09/08/2031	—	(7)	—	—
Eclipse Buyer, Inc.	(6) (12) (19)	First Lien Debt	S +	4.75%	9.26%	09/06/2031	—	(7)	—	—
Essential Services Holding Corporation	(6) (8) (11)	First Lien Debt	S +	5.00%	9.65%	06/17/2031	18,624	18,448	18,624	0.57
Essential Services Holding Corporation	(6) (11) (19)	First Lien Debt	S +	5.00%	9.65%	06/17/2031	—	(24)	—	—
Essential Services Holding Corporation	(6) (11) (19)	First Lien Debt	S +	5.00%	9.65%	06/17/2030	—	(29)	—	—
EVDR Purchaser, Inc.	(6) (11)	First Lien Debt	S +	5.50%	9.86%	02/14/2031	41,498	40,749	41,498	1.27
EVDR Purchaser, Inc.	(6) (11) (19)	First Lien Debt	S +	5.50%	9.86%	02/14/2031	—	(104)	—	—
EVDR Purchaser, Inc.	(6) (11) (19)	First Lien Debt	S +	5.50%	9.86%	02/14/2031	1,195	1,070	1,195	0.04
FPG Intermediate Holdco, LLC	(6) (10) (13)	First Lien Debt	S +	6.75% (incl. 5.75% PIK)	11.09%	03/05/2027	7,557	7,437	6,013	0.18
FPG Intermediate Holdco, LLC	(6) (10) (13) (19)	First Lien Debt	S +	6.75% (incl. 5.75% PIK)	11.09%	03/05/2027	184	184	184	0.01
Heartland Home Services	(6) (11)	First Lien Debt	S +	5.75%	10.18%	12/15/2026	23,109	22,910	21,905	0.67
KUEHG Corp.	(12)	First Lien Debt	S +	3.25%	7.84%	06/12/2030	1,861	1,869	1,878	0.06
Lightspeed Solution, LLC	(6) (7) (8) (11)	First Lien Debt	S +	6.50% (incl. 2.17% PIK)	10.86%	03/01/2028	20,499	20,318	20,499	0.63
Lightspeed Solution, LLC	(6) (11)	First Lien Debt	S +	6.50% (incl. 2.17% PIK)	10.86%	03/01/2028	1,352	1,339	1,352	0.04
LUV Car Wash Group, LLC	(6) (7) (8) (10)	First Lien Debt	S +	7.00%	11.74%	12/09/2026	9,971	9,934	9,971	0.30
Magnolia Wash Holdings	(6) (7) (10)	First Lien Debt	S +	6.50%	11.36%	07/14/2028	9,804	9,574	8,892	0.27
Magnolia Wash Holdings	(6) (10)	First Lien Debt	S +	6.50%	11.36%	07/14/2028	2,078	2,029	1,885	0.06
Magnolia Wash Holdings	(6) (10) (19)	First Lien Debt	S +	6.50%	11.36%	07/14/2028	262	252	218	0.01
Project Accelerate Parent, LLC	(6) (11)	First Lien Debt	S +	5.25%	9.61%	02/24/2031	33,519	33,214	33,519	1.02
Project Accelerate Parent, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.61%	02/24/2031	—	(42)	—	—
Spring Education Group, Inc.		First Lien Debt	S +	4.00%	8.33%	10/04/2030	3,960	3,973	3,980	0.12
Vertex Service Partners, LLC	(6) (7) (9) (11)	First Lien Debt	S +	5.75%	10.11%	11/08/2030	9,826	9,612	9,826	0.30
Vertex Service Partners, LLC	(6) (11) (19)	First Lien Debt	S +	5.75%	10.11%	11/08/2030	18,964	18,540	18,958	0.58
Vertex Service Partners, LLC	(6) (11) (19)	First Lien Debt	S +	5.75%	10.11%	11/08/2030	2,273	2,220	2,273	0.07
Wand NewCo 3, Inc.		First Lien Debt	S +	3.25%	7.61%	01/30/2031	5,867	5,881	5,885	0.18
								340,329	341,537	10.44
Electric Utilities
Kohler Energy Co, LLC		First Lien Debt	S +	3.75%	8.11%	05/01/2031	4,591	4,631	4,580	0.14
Electrical Equipment
Spark Buyer, LLC	(6) (7) (11)	First Lien Debt	S +	5.25%	9.77%	10/15/2031	5,313	5,235	5,235	0.16
Spark Buyer, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.77%	10/15/2031	—	(16)	(16)	0.00

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
Spark Buyer, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.77%	10/15/2031	—	(15)	(15)	0.00
								5,204	5,204	0.16
Electronic Equipment, Instruments & Components
Abracon Group Holdings, LLC	(6) (7) (8) (11)	First Lien Debt	S +	6.60% (incl. 4.60% PIK)	11.30%	07/06/2028	28,077	27,329	20,825	0.64
Abracon Group Holdings, LLC	(6) (11)	First Lien Debt	S +	6.60% (incl. 4.60% PIK)	11.30%	07/06/2028	1,858	1,810	1,378	0.04
Chamberlain Group, Inc.	(12)	First Lien Debt	S +	3.25%	7.71%	11/03/2028	5,860	5,852	5,887	0.18
DG Investment Intermediate Holdings 2, Inc.	(11)	First Lien Debt	S +	3.75%	8.22%	03/31/2028	4,369	4,371	4,404	0.13
Dwyer Instruments, Inc.	(6) (7) (9) (11)	First Lien Debt	S +	4.75%	9.15%	07/20/2029	54,471	53,758	54,318	1.66
Dwyer Instruments, Inc.	(6) (11) (19)	First Lien Debt	S +	4.75%	9.15%	07/20/2029	23,757	23,366	23,747	0.73
Dwyer Instruments, Inc.	(6) (11) (19)	First Lien Debt	S +	4.75%	9.15%	07/20/2029	—	(60)	—	—
Infinite Bidco, LLC	(6) (9) (12)	First Lien Debt	S +	6.25%	10.77%	03/02/2028	9,162	9,070	9,162	0.28
Infinite Bidco, LLC	(7) (12)	Second Lien Debt	S +	7.00%	11.85%	03/02/2029	12,800	11,168	11,264	0.34
Infinite Bidco, LLC	(6) (12)	Second Lien Debt	S +	7.00%	11.59%	03/02/2029	4,000	3,500	3,395	0.10
Magneto Components Buyco, LLC	(6) (7) (8) (9) (11)	First Lien Debt	S +	6.00% (incl. 1.50% PIK)	10.33%	12/05/2030	48,174	47,401	47,846	1.46
Magneto Components Buyco, LLC	(6) (11) (19)	First Lien Debt	S +	6.00% (incl. 1.50% PIK)	10.33%	12/05/2030	—	(74)	(65)	0.00
Magneto Components Buyco, LLC	(6) (11) (19)	First Lien Debt	S +	6.00% (incl. 1.50% PIK)	10.33%	12/05/2029	—	(119)	(54)	0.00
NSi Holdings, Inc.	(6) (8) (11)	First Lien Debt	S +	5.00%	9.36%	11/15/2031	22,842	22,617	22,617	0.69
NSi Holdings, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.36%	11/15/2031	—	(19)	(19)	0.00
NSi Holdings, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.36%	11/15/2031	—	(40)	(40)	0.00
								209,930	204,665	6.26
Entertainment
Renaissance Holding Corp.	(12)	First Lien Debt	S +	4.00%	8.36%	04/05/2030	2,960	2,961	2,951	0.09
Financial Services
Applitools, Inc.	(6) (7) (11) (15)	First Lien Debt	S +	6.25% PIK	10.58%	05/25/2029	14,855	14,696	14,727	0.45
Applitools, Inc.	(6) (11) (15) (19)	First Lien Debt	S +	6.25%	10.58%	05/25/2028	—	(18)	(14)	0.00
Boost Newco Borrower, LLC		First Lien Debt	S +	2.50%	6.83%	01/31/2031	7,481	7,507	7,511	0.23
Cerity Partners, LLC	(6) (7) (8) (11)	First Lien Debt	S +	5.25%	9.76%	07/30/2029	3,525	3,485	3,525	0.11
Cerity Partners, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.76%	07/30/2029	7,739	7,631	7,739	0.24
Cerity Partners, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.76%	07/30/2029	—	(6)	—	—
GC Waves Holdings, Inc.	(6) (11)	First Lien Debt	S +	4.75%	9.21%	10/04/2030	27,567	27,024	27,358	0.84
GC Waves Holdings, Inc.	(6) (11) (19)	First Lien Debt	S +	4.75%	9.21%	10/04/2030	2,418	1,932	2,265	0.07
GC Waves Holdings, Inc.	(6) (11) (19)	First Lien Debt	S +	4.75%	9.21%	10/04/2030	—	(28)	(13)	0.00
MAI Capital Management Intermediate, LLC	(6) (7) (11)	First Lien Debt	S +	4.75%	9.08%	08/29/2031	4,632	4,587	4,632	0.14
MAI Capital Management Intermediate, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.08%	08/29/2031	866	849	866	0.03
MAI Capital Management Intermediate, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.08%	08/29/2031	138	128	138	0.00
PMA Parent Holdings, LLC	(6) (7) (11)	First Lien Debt	S +	5.50%	9.83%	01/31/2031	3,410	3,360	3,360	0.10
PMA Parent Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	5.50%	9.83%	01/31/2031	—	(4)	(4)	0.00
RFS Opco, LLC	(6) (12)	First Lien Debt	S +	4.75%	9.08%	04/04/2031	16,958	16,801	16,891	0.52
RFS Opco, LLC	(6) (12) (19)	First Lien Debt	S +	3.50%	7.83%	04/04/2029	4,680	4,459	4,579	0.14
SitusAMC Holdings Corp.	(6) (11)	First Lien Debt	S +	5.50%	9.93%	12/22/2027	15,768	15,720	15,768	0.48
Smarsh, Inc.	(6) (7) (11)	First Lien Debt	S +	5.75%	10.08%	02/16/2029	8,571	8,514	8,571	0.26
Smarsh, Inc.	(6) (11) (19)	First Lien Debt	S +	5.75%	10.08%	02/16/2029	1,071	1,061	1,071	0.03
Smarsh, Inc.	(6) (11) (19)	First Lien Debt	S +	5.75%	10.08%	02/16/2029	214	211	214	0.01
Trintech, Inc.	(6) (7) (8) (10)	First Lien Debt	S +	5.50%	9.86%	07/25/2029	69,935	68,745	68,914	2.11
Trintech, Inc.	(6) (10) (19)	First Lien Debt	S +	5.50%	9.86%	07/25/2029	1,735	1,637	1,646	0.05

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
								188,291	189,744	5.80
Food Products
Familia Intermediate Holdings I Corp. (Teasdale Latin Foods)	(6) (17)	Other Debt		16.25% PIK	16.25%	06/18/2026	500	277	295	0.01
Teasdale Foods, Inc. (Teasdale Latin Foods)	(6) (7) (10)	First Lien Debt	S +	6.25%	10.99%	12/18/2025	3,604	3,482	3,501	0.11
								3,759	3,796	0.12
Ground Transportation
PODS, LLC	(11)	First Lien Debt	S +	3.00%	7.85%	03/31/2028	4,850	4,853	4,525	0.14
SV Newco 2, Inc.	(6) (11) (15)	First Lien Debt	S +	4.75%	9.26%	06/02/2031	35,194	34,698	34,916	1.07
SV Newco 2, Inc.	(6) (11) (15) (19)	First Lien Debt	S +	4.75%	9.26%	06/02/2031	—	(152)	(174)	(0.01)
SV Newco 2, Inc.	(6) (11) (15) (19)	First Lien Debt	S +	4.75%	9.26%	06/02/2031	—	(182)	(105)	0.00
								39,217	39,162	1.20
Health Care Equipment & Supplies
Journey Personal Care Corp.	(11)	First Lien Debt	S +	3.75%	8.11%	03/01/2028	4,964	4,909	4,959	0.15
Medline Borrower, LP	(12)	First Lien Debt	S +	2.25%	6.61%	10/23/2028	6,684	6,686	6,702	0.20
Performance Health & Wellness	(6) (7) (10)	First Lien Debt	S +	5.75%	10.21%	07/12/2027	4,028	4,028	4,028	0.12
PerkinElmer U.S., LLC	(6) (7) (9) (10)	First Lien Debt	S +	5.00%	9.34%	03/13/2029	27,379	26,777	27,185	0.83
Tidi Legacy Products, Inc.	(6) (7) (9) (10)	First Lien Debt	S +	5.25%	9.61%	12/19/2029	11,140	10,952	11,120	0.34
Tidi Legacy Products, Inc.	(6) (10) (19)	First Lien Debt	S +	5.25%	9.61%	12/19/2029	—	(24)	(5)	0.00
Tidi Legacy Products, Inc.	(6) (10) (19)	First Lien Debt	S +	5.25%	9.61%	12/19/2029	—	(35)	(4)	0.00
YI, LLC	(6) (7) (9) (10)	First Lien Debt	S +	5.75%	10.39%	12/03/2029	17,709	17,407	17,709	0.54
YI, LLC	(6) (10) (19)	First Lien Debt	S +	5.75%	10.39%	12/03/2029	—	(30)	—	—
YI, LLC	(6) (10) (19)	First Lien Debt	S +	5.75%	10.39%	12/03/2029	—	(45)	—	—
								70,625	71,694	2.19
Health Care Providers & Services
Advarra Holdings, Inc.	(6) (9) (11)	First Lien Debt	S +	4.50%	8.86%	09/15/2031	12,915	12,683	12,855	0.39
Advarra Holdings, Inc.	(6) (11) (19)	First Lien Debt	S +	4.50%	8.86%	09/15/2031	—	(3)	—	—
CHG Healthcare Services, Inc.	(12)	First Lien Debt	S +	3.00%	7.40%	09/29/2028	4,850	4,861	4,862	0.15
CNT Holdings I Corp.	(11)	First Lien Debt	S +	3.50%	8.09%	11/08/2027	4,850	4,860	4,876	0.15
DCA Investment Holdings, LLC	(6) (11)	First Lien Debt	S +	6.50%	10.77%	04/03/2028	49,833	49,294	49,449	1.51
DCA Investment Holdings, LLC	(6) (11)	First Lien Debt	S +	6.50%	10.77%	04/03/2028	3,827	3,779	3,797	0.12
Electron BidCo, Inc.	(12)	First Lien Debt	S +	2.75%	7.11%	11/01/2028	6,860	6,866	6,880	0.21
Ensemble RCM, LLC		First Lien Debt	S +	3.00%	7.59%	08/01/2029	4,618	4,627	4,647	0.14
Gateway US Holdings, Inc.	(6) (7) (8) (11) (15)	First Lien Debt	S +	4.75%	9.08%	09/22/2028	11,899	11,840	11,899	0.36
Gateway US Holdings, Inc.	(6) (11) (15) (19)	First Lien Debt	S +	4.75%	9.08%	09/22/2028	3,355	3,327	3,343	0.10
Gateway US Holdings, Inc.	(6) (11) (15) (19)	First Lien Debt	S +	4.75%	9.08%	09/22/2028	—	(3)	—	—
Heartland Veterinary Partners, LLC	(6) (7) (8) (10)	First Lien Debt	S +	4.75%	9.47%	12/10/2026	6,328	6,317	6,328	0.19
Heartland Veterinary Partners, LLC	(6) (7) (10)	Second Lien Debt		14.50% (incl. 7.00% PIK)	14.50%	12/10/2027	759	754	759	0.02
Heartland Veterinary Partners, LLC	(6) (7) (10)	First Lien Debt	S +	4.75%	9.47%	12/10/2026	14,329	14,305	14,329	0.44
Heartland Veterinary Partners, LLC	(6) (10)	Second Lien Debt		14.50% (incl. 7.00% PIK)	14.50%	12/10/2027	295	293	295	0.01
Heartland Veterinary Partners, LLC	(6) (10) (19)	First Lien Debt	S +	4.75%	9.47%	12/10/2026	—	(2)	—	—
iCIMS, Inc.	(6) (11)	First Lien Debt	S +	5.75%	10.38%	08/18/2028	16,989	16,848	16,989	0.52
iCIMS, Inc.	(6) (11) (19)	First Lien Debt	S +	5.75%	10.38%	08/18/2028	123	120	123	0.00
Imagine 360, LLC	(6) (8) (11)	First Lien Debt	S +	4.75%	9.10%	10/02/2028	13,332	13,207	13,332	0.41
Imagine 360, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.10%	10/02/2028	—	(9)	—	—
Imagine 360, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.10%	10/02/2028	—	(11)	—	—

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
Intelerad Medical Systems Incorporated	(6) (10) (15)	First Lien Debt	S +	6.50%	11.24%	08/21/2026	9,420	9,265	9,127	0.28
Intelerad Medical Systems Incorporated	(6) (10) (15)	First Lien Debt	S +	6.50%	11.24%	08/21/2026	650	643	630	0.02
Invictus Buyer, LLC	(6) (11)	First Lien Debt	S +	4.75%	9.08%	06/03/2031	6,060	6,003	6,042	0.18
Invictus Buyer, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.08%	06/03/2031	—	(12)	(7)	0.00
Invictus Buyer, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.08%	06/03/2031	—	(9)	(3)	0.00
Medical Solutions Holdings, Inc.	(12)	First Lien Debt	S +	3.50%	8.19%	11/01/2028	5,353	5,350	3,755	0.11
Midwest Physician Administrative Services, LLC	(11)	First Lien Debt	S +	3.00%	7.59%	03/12/2028	3,879	3,874	3,660	0.11
National Mentor Holdings, Inc.	(11)	First Lien Debt	S +	3.75%	8.20%	03/02/2028	2,720	2,706	2,691	0.08
Pacific Dental Services, LLC		First Lien Debt	S +	2.75%	7.13%	03/15/2031	2,978	2,988	2,995	0.09
Pareto Health Intermediate Holdings, Inc.	(6) (9) (10)	First Lien Debt	S +	5.00%	9.33%	06/01/2030	91,193	89,683	91,193	2.79
Pareto Health Intermediate Holdings, Inc.	(6) (10) (19)	First Lien Debt	S +	5.00%	9.33%	06/01/2029	—	(157)	—	—
PPV Intermediate Holdings, LLC	(6) (9) (11)	First Lien Debt	S +	5.75%	10.26%	08/31/2029	27,708	26,863	27,686	0.85
PPV Intermediate Holdings, LLC	(6) (11)	First Lien Debt	S +	6.00%	10.52%	08/31/2029	26,490	26,301	26,490	0.81
Promptcare Infusion Buyer, Inc.	(6) (7) (10)	First Lien Debt	S +	6.00%	10.44%	09/01/2027	3,810	3,792	3,760	0.11
Promptcare Infusion Buyer, Inc.	(6) (10)	First Lien Debt	S +	6.00%	10.44%	09/01/2027	593	591	586	0.02
Raven Acquisition Holdings, LLC	(14) (15)	First Lien Debt	S +	3.25%	7.61%	11/19/2031	4,667	4,644	4,674	0.14
Raven Acquisition Holdings, LLC	(14) (15) (19)	First Lien Debt	S +	3.25%	7.61%	11/19/2031	—	(2)	1	0.00
Stepping Stones Healthcare Services, LLC	(6) (7) (11)	First Lien Debt	S +	4.75%	9.08%	01/02/2029	8,509	8,468	8,509	0.26
Stepping Stones Healthcare Services, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.08%	01/02/2029	2,159	2,132	2,153	0.07
Stepping Stones Healthcare Services, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.08%	12/30/2026	—	(4)	—	—
Suveto	(6) (7) (11)	First Lien Debt	S +	4.75%	9.11%	09/09/2027	5,021	4,893	4,973	0.15
Suveto	(6) (19)	First Lien Debt	P +	3.75%	11.25%	09/09/2027	28	14	23	0.00
Suveto Buyer, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.11%	09/09/2027	186	182	182	0.01
Tivity Health, Inc.	(6) (8) (11)	First Lien Debt	S +	5.00%	9.36%	06/28/2029	17,997	17,856	17,997	0.55
TTF Holdings, LLC		First Lien Debt	S +	3.75%	8.11%	07/18/2031	2,000	2,017	1,980	0.06
Vardiman Black Holdings, LLC	(6) (7) (8) (12)	First Lien Debt	S +	7.00% (incl. 2.00% PIK)	11.65%	03/18/2027	15,377	15,377	15,377	0.47
Vardiman Black Holdings, LLC	(6) (12) (13) (19)	First Lien Debt	S +	7.00% (incl. 2.00% PIK)	11.65%	03/18/2027	1,601	1,561	1,601	0.05
								388,972	390,838	11.95
Health Care Technology
Athenahealth, Inc.	(12)	First Lien Debt	S +	3.25%	7.61%	02/15/2029	6,341	6,323	6,348	0.19
eResearchTechnology, Inc.	(10)	First Lien Debt	S +	4.00%	8.36%	02/04/2027	4,391	4,385	4,414	0.13
Hyland Software, Inc.	(6) (7) (8) (11)	First Lien Debt	S +	6.00%	10.36%	09/19/2030	77,262	76,354	77,262	2.36
Hyland Software, Inc.	(6) (11) (19)	First Lien Debt	S +	6.00%	10.36%	09/19/2029	—	(39)	—	—
Imprivata, Inc.	(12)	First Lien Debt	S +	3.50%	8.09%	12/01/2027	6,420	6,419	6,452	0.20
Lightspeed Buyer, Inc.	(6) (7) (10)	First Lien Debt	S +	4.75%	9.08%	02/03/2027	10,097	10,070	10,097	0.31
Lightspeed Buyer, Inc.	(6) (10) (19)	First Lien Debt	S +	4.75%	9.08%	02/03/2027	—	(10)	—	—
Lightspeed Buyer, Inc.	(6) (10) (19)	First Lien Debt	S +	4.75%	9.08%	02/03/2027	—	(3)	—	—
MedAssets Software Intermediate Holdings, Inc.	(12)	First Lien Debt	S +	4.00%	8.43%	12/17/2028	6,143	6,143	5,652	0.17
Project Ruby Ultimate Parent Corp.		First Lien Debt	S +	3.00%	7.47%	03/10/2028	5,348	5,347	5,367	0.16
Symplr Software, Inc.	(11)	First Lien Debt	S +	4.50%	9.19%	12/22/2027	4,849	4,856	4,429	0.14
								119,845	120,021	3.67
Household Durables
ACProducts, Inc.	(12)	First Lien Debt	S +	4.25%	8.84%	05/17/2028	4,849	4,838	3,907	0.12
Industrial Conglomerates
Aptean, Inc.	(6) (7) (9) (11)	First Lien Debt	S +	5.00%	9.59%	01/30/2031	70,478	69,870	70,380	2.15

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
Aptean, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.59%	01/30/2031	1,151	1,113	1,144	0.03
Aptean, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.59%	01/30/2031	—	(50)	(8)	0.00
Excelitas Technologies Corp.	(6) (9) (11)	First Lien Debt	S +	5.25%	9.61%	08/13/2029	30,707	30,261	30,387	0.93
Excelitas Technologies Corp.	(6) (11)	First Lien Debt	E +	5.25%	8.11%	08/13/2029	€5,617	5,728	5,756	0.18
Excelitas Technologies Corp.	(6) (11) (19)	First Lien Debt	S +	5.25%	9.61%	08/13/2029	—	(94)	(123)	0.00
Excelitas Technologies Corp.	(6) (11) (19)	First Lien Debt	S +	5.25%	9.61%	08/14/2028	—	(37)	(32)	0.00
Raptor Merger Sub Debt, LLC	(7) (8) (11)	First Lien Debt	S +	5.50%	9.83%	04/01/2029	45,581	44,880	45,430	1.39
Raptor Merger Sub Debt, LLC	(11) (19)	First Lien Debt	S +	5.50%	9.83%	04/01/2029	698	644	686	0.02
								152,315	153,620	4.70
Insurance Services
Alliant Holdings Intermediate, LLC	(12)	First Lien Debt	S +	2.75%	7.11%	09/19/2031	7,157	7,166	7,168	0.22
Amerilife Holdings, LLC	(6) (8) (11)	First Lien Debt	S +	5.00%	9.70%	08/31/2029	14,813	14,594	14,813	0.45
Amerilife Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	5.00%	9.70%	08/31/2029	1,770	1,757	1,770	0.05
AssuredPartners, Inc.	(12)	First Lien Debt	S +	3.50%	7.86%	02/14/2031	3,970	3,984	3,975	0.12
Fetch Insurance Services, LLC	(6)	Other Debt		12.75% (incl. 3.75% PIK)	12.75%	10/31/2027	3,104	3,046	3,073	0.09
Foundation Risk Partners Corp.	(6) (8) (11)	First Lien Debt	S +	5.25%	9.58%	10/29/2030	34,976	34,668	34,976	1.07
Foundation Risk Partners Corp.	(6) (11)	First Lien Debt	S +	5.25%	9.58%	10/29/2030	18,560	18,339	18,560	0.57
Foundation Risk Partners Corp.	(6) (11) (19)	First Lien Debt	S +	5.25%	9.58%	10/29/2029	—	(20)	—	—
Galway Borrower, LLC	(6) (7) (8) (9) (11)	First Lien Debt	S +	4.50%	8.83%	09/29/2028	51,526	50,797	51,526	1.58
Galway Borrower, LLC	(6) (11) (19)	First Lien Debt	S +	4.50%	8.83%	09/29/2028	20,936	20,625	20,936	0.64
Galway Borrower, LLC	(6) (11) (19)	First Lien Debt	S +	4.50%	8.83%	09/29/2028	298	256	298	0.01
Higginbotham Insurance Agency, Inc.	(6) (7) (8) (10)	First Lien Debt	S +	4.50%	8.86%	11/24/2028	20,115	20,034	20,029	0.61
Higginbotham Insurance Agency, Inc.	(6) (10) (19)	First Lien Debt	S +	4.50%	8.86%	11/24/2028	6,650	6,524	6,551	0.20
High Street Buyer, Inc.	(6) (7) (11)	First Lien Debt	S +	5.25%	9.58%	04/14/2028	4,195	4,192	4,195	0.13
High Street Buyer, Inc.	(6) (11) (19)	First Lien Debt	S +	5.25%	9.58%	04/14/2028	43,375	42,813	43,303	1.32
High Street Buyer, Inc.	(6) (11) (19)	First Lien Debt	S +	5.25%	9.58%	04/16/2027	—	(1)	—	—
HUB International Limited		First Lien Debt	S +	2.75%	7.37%	06/20/2030	4,963	4,968	4,987	0.15
Inszone Mid, LLC	(6) (7) (9) (10)	First Lien Debt	S +	5.25%	9.50%	11/302029	13,838	13,601	13,838	0.42
Inszone Mid, LLC	(6) (10) (19)	First Lien Debt	S +	5.25%	9.50%	11/30/2029	16,981	16,655	16,981	0.52
Inszone Mid, LLC	(6) (10) (19)	First Lien Debt	S +	5.25%	9.50%	11/30/2029	—	(45)	—	—
Inszone Mid, LLC	(6) (10) (19)	First Lien Debt	S +	5.25%	9.50%	11/30/2029	—	(52)	—	—
Integrity Marketing Acquisition, LLC	(6) (7) (8) (9) (11)	First Lien Debt	S +	5.00%	9.51%	08/25/2028	112,310	112,310	112,310	3.43
Integrity Marketing Acquisition, LLC	(6) (11) (19)	First Lien Debt	S +	5.00%	9.51%	08/25/2028	—	—	—	—
Long Term Care Group, Inc.	(6) (7) (8) (11) (13)	First Lien Debt	S +	6.00% (incl. 3.73% PIK)	10.33%	09/08/2027	14,648	14,241	12,555	0.38
Patriot Growth Insurance Services, LLC	(6) (8) (11)	First Lien Debt	S +	5.00%	9.48%	10/16/2028	6,437	6,360	6,437	0.20
Patriot Growth Insurance Services, LLC	(6) (11)	First Lien Debt	S +	5.00%	9.48%	10/14/2028	24,759	24,451	24,759	0.76
Patriot Growth Insurance Services, LLC	(6) (11) (19)	First Lien Debt	S +	5.00%	9.48%	10/16/2028	234	229	234	0.01
Peter C. Foy & Associates Insurance Services, LLC	(6) (7) (11)	First Lien Debt	S +	5.50%	9.83%	11/01/2028	22,930	22,744	22,930	0.70
Peter C. Foy & Associates Insurance Services, LLC	(6) (7) (11)	First Lien Debt	S +	5.50%	9.83%	11/01/2028	24,195	24,022	24,174	0.74
Peter C. Foy & Associates Insurance Services, LLC	(6) (11) (19)	First Lien Debt	S +	5.50%	9.83%	11/01/2027	—	(1)	—	—
RSC Acquisition, Inc.	(6) (10)	First Lien Debt	S +	4.75%	9.21%	11/01/2029	18,508	18,463	18,508	0.57
RSC Acquisition, Inc.	(6) (11)	First Lien Debt	S +	4.75%	9.21%	11/01/2029	54,296	53,963	54,296	1.66
USI, Inc.		First Lien Debt	S +	2.25%	6.58%	09/27/2030	2,970	2,978	2,962	0.09
USI, Inc.		First Lien Debt	S +	2.25%	6.58%	11/22/2029	1,980	1,984	1,975	0.06
World Insurance Associates, LLC	(6) (7) (8) (9) (10)	First Lien Debt	S +	6.75%	10.34%	04/03/2028	119,299	117,735	118,378	3.62

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/Shares(4)		Cost (5)	Fair Value	Percentage of Net Assets
World Insurance Associates, LLC	(6) (10) (19)	First Lien Debt	S +	6.75%	10.34%	04/03/2028		—	(15)	(21)	0.00
									663,365	666,476	20.37
Interactive Media & Services
Arches Buyer, Inc.	(12)	First Lien Debt	S +	3.25%	7.71%	12/06/2027		2,424	2,419	2,364	0.07
FMG Suite Holdings, LLC	(6) (7) (10)	First Lien Debt	S +	5.50%	9.85%	10/30/2026		9,258	9,182	9,194	0.28
FMG Suite Holdings, LLC	(6) (7) (10)	First Lien Debt	S +	5.50%	9.85%	10/30/2026		1,938	1,920	1,923	0.06
FMG Suite Holdings, LLC	(6) (10) (19)	First Lien Debt	S +	5.50%	9.84%	10/30/2026		—	(9)	(7)	0.00
Spectrio, LLC	(6) (7) (10)	First Lien Debt	S +	6.00%	10.51%	12/09/2026		11,375	10,901	10,468	0.32
Spectrio, LLC	(6) (7) (10)	First Lien Debt	S +	6.00%	10.51%	12/09/2026		4,558	4,368	4,195	0.13
Spectrio, LLC	(6) (10)	First Lien Debt	S +	6.00%	10.51%	12/09/2026		1,345	1,291	1,238	0.04
Triple Lift, Inc.	(6) (8) (11)	First Lien Debt	S +	5.75%	10.25%	05/05/2028		16,199	15,424	15,505	0.47
Triple Lift, Inc.	(6) (11) (19)	First Lien Debt	S +	5.75%	10.25%	05/05/2028		—	(104)	(73)	0.00
									45,392	44,807	1.37
IT Services
Apollo Acquisition, Inc.	(6) (7)	First Lien Debt	S +	5.00%	9.33%	12/30/2031		16,797	16,629	16,629	0.51
Apollo Acquisition, Inc.	(6) (19)	First Lien Debt	S +	5.00%	9.33%	12/30/2031		—	(29)	(29)	0.00
Apollo Acquisition, Inc.	(6) (19)	First Lien Debt	S +	5.00%	9.33%	12/30/2030		—	(23)	(23)	0.00
Asurion, LLC		First Lien Debt	S +	4.25%	8.61%	09/19/2030		7,342	7,329	7,316	0.22
Atlas Purchaser, Inc.	(7) (11)	First Lien Debt	S +	7.50% (incl. 5.50% PIK)	11.33%	05/05/2028		2,490	1,596	1,484	0.05
Atlas Purchaser, Inc.	(7) (11)	First Lien Debt	S +	7.50% (incl. 6.50% PIK)	11.33%	05/05/2028		1,076	886	1,076	0.03
Catalis Intermediate, Inc.	(6) (7) (8) (11)	First Lien Debt	S +	5.50%	9.98%	08/04/2027		23,379	22,828	23,028	0.70
Catalis Intermediate, Inc.	(6) (7) (11)	First Lien Debt	S +	5.50%	9.98%	08/04/2027		5,260	5,141	5,181	0.16
Catalis Intermediate, Inc.	(6) (11) (19)	First Lien Debt	S +	5.50%	9.98%	08/04/2027		907	849	868	0.03
Donuts, Inc.	(6) (7) (10)	First Lien Debt	S +	5.00%	9.49%	12/29/2027		20,849	20,816	20,807	0.64
Endure Digital, Inc.	(10)	First Lien Debt	S +	3.50%	8.09%	02/10/2028		5,394	5,337	4,477	0.14
Gainwell Acquisition Corp.	(11)	First Lien Debt	S +	4.00%	8.43%	10/01/2027		6,788	6,804	6,560	0.20
GI DI Cornfield Acquisition, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.96%	03/09/2028		31,687	31,276	31,379	0.96
GI DI Cornfield Acquisition, LLC	(6) (19)	First Lien Debt	S +	4.50%	8.96%	03/09/2028		—	(103)	(158)	0.00
Idera, Inc.	(6) (7) (11)	Second Lien Debt	S +	6.75%	11.47%	03/02/2029		355	355	355	0.01
Redwood Services Group, LLC	(6) (7) (9) (11)	First Lien Debt	S +	6.25%	10.68%	06/15/2029		40,035	39,484	40,035	1.22
Redwood Services Group, LLC	(6) (11)	First Lien Debt	S +	6.25%	10.68%	06/15/2029		34,154	33,722	34,080	1.04
Ridge Trail US Bidco, Inc.	(6) (7) (10) (15)	First Lien Debt	S +	4.50%	8.83%	09/30/2031		48,980	48,265	48,848	1.49
Ridge Trail US Bidco, Inc.	(6) (10) (15) (19)	First Lien Debt	S +	4.50%	8.83%	09/30/2031		—	(122)	(46)	0.00
Ridge Trail US Bidco, Inc.	(6) (10) (15) (19)	First Lien Debt	S +	4.50%	8.83%	03/31/2031		1,520	1,439	1,505	0.05
Sedgwick Claims Management Services, Inc.		First Lien Debt	S +	3.00%	7.59%	07/31/2031		6,947	6,971	6,982	0.21
Syntax Systems, Ltd.	(6) (7) (11) (15)	First Lien Debt	S +	5.00%	9.46%	10/27/2028		18,610	18,532	18,569	0.57
Thrive Buyer, Inc. (Thrive Networks)	(6) (10)	First Lien Debt	S +	6.00%	10.78%	01/22/2027		10,566	10,479	10,566	0.32
Thrive Buyer, Inc. (Thrive Networks)	(6) (7) (10)	First Lien Debt	S +	6.00%	10.78%	01/22/2027		6,315	6,268	6,315	0.19
Thrive Buyer, Inc. (Thrive Networks)	(6) (10) (19)	First Lien Debt	S +	6.00%	10.78%	01/22/2027		453	448	453	0.01
UpStack, Inc.	(6) (7) (11)	First Lien Debt	S +	5.00%	9.52%	08/25/2031		5,525	5,472	5,525	0.17
UpStack, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.52%	08/25/2031		—	(10)	—	—
UpStack, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.52%	08/25/2031		128	119	128	0.00
Victors Purchaser, LLC	(6) (12)	First Lien Debt	S +	4.75%	9.08%	08/15/2031		11,280	11,171	11,280	0.34
Victors Purchaser, LLC	(6) (12) (19)	First Lien Debt	S +	4.75%	9.08%	08/15/2031		—	(13)	—	—
Victors Purchaser, LLC	(6) (12) (19)	First Lien Debt	S +	4.75%	9.08%	08/15/2031	C$	322	217	224	0.01

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
								302,133	303,414	9.28
Leisure Products
Recess Holdings, Inc.	(14)	First Lien Debt	S +	4.50%	9.09%	02/20/2030	4,987	5,024	5,030	0.15
Life Sciences Tools & Services
Cambrex Corporation		First Lien Debt	S +	3.50%	7.96%	12/04/2026	2,416	2,418	2,412	0.07
Curia Global, Inc.	(11)	First Lien Debt	S +	3.75%	8.44%	08/30/2026	6,789	6,795	6,468	0.20
Model N, Inc.	(6) (8) (11)	First Lien Debt	S +	5.00%	9.33%	06/27/2031	19,847	19,659	19,847	0.61
Model N, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.33%	06/27/2031	—	(25)	—	—
Model N, Inc.	(6) (11) (19)	First Lien Debt	S +	5.00%	9.33%	06/27/2031	—	(27)	—	—
Packaging Coordinators Midco, Inc.	(11)	First Lien Debt	S +	3.25%	7.84%	11/30/2027	6,824	6,836	6,848	0.21
Parexel International Corporation	(12)	First Lien Debt	S +	3.00%	7.36%	11/15/2028	6,544	6,553	6,582	0.20
								42,209	42,157	1.29
Machinery
AI Aqua Merger Sub, Inc.	(12)	First Lien Debt	S +	3.50%	8.05%	07/31/2028	6,693	6,700	6,693	0.20
Answer Acquisition, LLC	(6) (7) (10)	First Lien Debt	S +	6.00%	10.48%	12/30/2026	38,933	38,590	38,669	1.18
Answer Acquisition, LLC	(6) (10) (19)	First Lien Debt	S +	6.00%	10.48%	12/30/2026	—	(23)	(24)	0.00
Chase Intermediate, LLC	(6) (19)	First Lien Debt	S +	4.75%	9.08%	10/30/2028	7,936	7,753	7,907	0.24
Chase Intermediate, LLC	(6) (19)	First Lien Debt	S +	4.75%	9.08%	10/30/2028	—	(14)	—	—
Conair Holdings, LLC	(12)	First Lien Debt	S +	3.75%	8.22%	05/17/2028	3,880	3,882	3,475	0.11
Engineered Machinery Holdings, Inc.	(11)	First Lien Debt	S +	3.75%	8.34%	05/19/2028	5,394	5,383	5,425	0.17
Filtration Group Corporation	(12)	First Lien Debt	S +	3.50%	7.97%	10/21/2028	4,850	4,854	4,882	0.15
Icebox Holdco III, Inc.	(12)	First Lien Debt	S +	3.50%	8.09%	12/22/2028	3,431	3,439	3,452	0.11
Madison IAQ, LLC	(12)	First Lien Debt	S +	2.75%	7.89%	06/21/2028	4,849	4,846	4,862	0.15
MHE Intermediate Holdings, LLC	(6) (10)	First Lien Debt	S +	6.00%	10.92%	07/21/2027	7,791	7,767	7,791	0.24
MHE Intermediate Holdings, LLC	(6) (7) (10)	First Lien Debt	S +	6.00%	10.92%	07/21/2027	6,429	6,375	6,429	0.20
MHE Intermediate Holdings, LLC	(6) (10) (19)	First Lien Debt	S +	6.00%	10.92%	07/21/2027	214	214	214	0.01
Pro Mach Group, Inc.	(14)	First Lien Debt	S +	3.50%	7.86%	08/31/2028	5,000	5,030	5,037	0.15
Roper Industrial Products Investment Company, LLC	(12)	First Lien Debt	S +	2.75%	7.08%	11/22/2029	3,970	3,988	3,977	0.12
TK Elevator US Newco, Inc.	(12) (14)	First Lien Debt	S +	3.50%	8.59%	04/30/2030	6,852	6,875	6,898	0.21
								105,659	105,687	3.23
Media
Aragorn Parent Corporation		First Lien Debt	S +	4.00%	8.34%	12/15/2028	5,814	5,803	5,848	0.18
MJH Healthcare Holdings, LLC		First Lien Debt	S +	3.25%	7.71%	01/28/2029	2,494	2,503	2,505	0.08
								8,306	8,353	0.26
Multi-Utilities
AWP Group Holdings, Inc.	(6) (7) (8) (10)	First Lien Debt	S +	4.75%	9.11%	12/23/2030	48,606	47,420	48,606	1.49
AWP Group Holdings, Inc.	(6) (10) (19)	First Lien Debt	S +	4.75%	9.11%	12/23/2030	5,616	5,508	5,616	0.17
AWP Group Holdings, Inc.	(6) (10) (19)	First Lien Debt	S +	4.75%	9.11%	12/23/2030	262	210	262	0.01
Vessco Midco Holdings, LLC	(6) (8) (11)	First Lien Debt	S +	4.75%	9.11%	07/24/2031	33,937	33,615	33,937	1.04
Vessco Midco Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.11%	07/24/2031	2,979	2,912	2,979	0.09
Vessco Midco Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	4.75%	9.11%	07/24/2031	—	(35)	—	—
								89,630	91,400	2.79
Pharmaceuticals
Caerus US 1, Inc.	(6) (9) (11) (15)	First Lien Debt	S +	5.00%	9.33%	05/25/2029	40,811	40,159	39,566	1.21
Caerus US 1, Inc.	(6) (11) (15)	First Lien Debt	S +	5.00%	9.33%	05/25/2029	5,972	5,870	5,790	0.18

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
Caerus US 1, Inc.	(6) (11) (15) (19)	First Lien Debt	S +	5.00%	9.33%	05/25/2029	328	264	194	0.01
								46,293	45,550	1.39
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(6) (7) (10)	First Lien Debt	S +	6.25%	11.17%	03/10/2027	3,913	3,768	3,913	0.12
Abacus Data Holdings, Inc. (AbacusNext)	(6) (10) (19)	First Lien Debt	S +	6.25%	11.17%	03/10/2027	—	(22)	—	—
Accordion Partners, LLC	(6) (11)	First Lien Debt	S +	5.25%	9.58%	11/17/2031	53,217	52,692	52,692	1.61
Accordion Partners, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.58%	11/17/2031	—	(43)	(44)	0.00
Accordion Partners, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.58%	11/17/2031	—	(58)	(58)	0.00
Ascend Partner Services, LLC	(6) (11)	First Lien Debt	S +	4.50%	8.86%	08/11/2031	1,306	1,294	1,306	0.04
Ascend Partner Services, LLC	(6) (11) (19)	First Lien Debt	S +	4.50%	8.86%	08/11/2031	—	(11)	—	—
Ascend Partner Services, LLC	(6) (11) (19)	First Lien Debt	S +	4.50%	8.86%	08/11/2031	269	265	269	0.01
Bridgepointe Technologies, LLC	(6) (10)	First Lien Debt	S +	5.00%	9.33%	12/31/2027	18,669	18,290	18,527	0.57
Bridgepointe Technologies, LLC	(6) (10) (19)	First Lien Debt	S +	5.00%	9.33%	12/31/2027	24,133	23,614	23,919	0.73
Bullhorn, Inc.	(6) (10)	First Lien Debt	S +	5.00%	9.36%	10/01/2029	3,429	3,406	3,429	0.10
Bullhorn, Inc.	(6) (10)	First Lien Debt	S +	5.00%	9.36%	10/01/2029	3,944	3,924	3,944	0.12
Bullhorn, Inc.	(6) (10) (19)	First Lien Debt	S +	5.00%	9.36%	10/01/2029	—	(2)	—	—
Carr, Riggs and Ingram Capital, LLC	(6) (7) (12)	First Lien Debt	S +	4.75%	9.24%	11/18/2031	14,663	14,518	14,518	0.44
Carr, Riggs and Ingram Capital, LLC	(6) (12) (19)	First Lien Debt	S +	4.75%	9.24%	11/18/2031	—	(37)	(37)	0.00
Carr, Riggs and Ingram Capital, LLC	(6) (12) (19)	First Lien Debt	S +	4.75%	9.24%	11/18/2031	425	392	392	0.01
Citrin Cooperman Advisors, LLC	(6) (11)	First Lien Debt	S +	5.00%	9.30%	10/01/2027	8,604	8,543	8,604	0.26
Citrin Cooperman Advisors, LLC	(6) (11) (19)	First Lien Debt	S +	5.00%	9.30%	10/01/2027	14,518	14,476	14,518	0.44
ComPsych Investment Corp.	(6) (8) (11)	First Lien Debt	S +	4.75%	9.38%	07/22/2031	16,302	16,224	16,302	0.50
ComPsych Investment Corp.	(6) (11) (19)	First Lien Debt	S +	4.75%	9.38%	07/22/2031	—	(11)	—	—
CoreLogic, Inc.	(12)	First Lien Debt	S +	3.50%	7.97%	06/02/2028	4,987	4,975	4,918	0.15
Crisis Prevention Institute, Inc.	(6) (12)	First Lien Debt	S +	4.00%	8.39%	04/09/2031	18,000	17,916	18,000	0.55
Deerfield Dakota Holding, LLC	(10)	First Lien Debt	S +	3.75%	8.08%	04/09/2027	4,848	4,860	4,733	0.14
EAB Global, Inc.		First Lien Debt	S +	3.25%	7.61%	08/16/2028	3,960	3,958	3,969	0.12
Employbridge Holding Company	(11)	First Lien Debt	S +	4.75%	9.62%	07/19/2028	2,425	2,425	1,574	0.05
GPS Merger Sub, LLC	(6) (8) (10)	First Lien Debt	S +	6.00%	10.36%	10/02/2029	15,949	15,720	15,920	0.49
GPS Merger Sub, LLC	(6) (10) (19)	First Lien Debt	S +	6.00%	10.36%	10/02/2029	—	(27)	—	—
GPS Merger Sub, LLC	(6) (10) (19)	First Lien Debt	S +	6.00%	10.36%	10/02/2029	—	(39)	—	—
IG Investment Holdings, LLC	(6) (8) (11)	First Lien Debt	S +	5.00%	9.57%	09/22/2028	33,262	32,942	32,942	1.01
IG Investment Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	5.00%	9.57%	09/22/2028	—	(36)	(36)	0.00
KENG Acquisition, Inc.	(6) (7) (8) (10)	First Lien Debt	S +	5.00%	9.36%	08/01/2029	11,035	10,813	10,981	0.34
KENG Acquisition, Inc.	(6) (10) (19)	First Lien Debt	S +	5.00%	9.36%	08/01/2029	3,758	3,623	3,708	0.11
KENG Acquisition, Inc.	(6) (10) (19)	First Lien Debt	S +	5.00%	9.36%	08/01/2029	—	(57)	(15)	0.00
KWOR Acquisition, Inc.	(6) (7) (8) (17)	First Lien Debt	P +	4.25%	11.75%	12/22/2028	23,644	23,319	17,362	0.53
KWOR Acquisition, Inc.	(6) (17)	First Lien Debt	P +	4.25%	11.75%	12/22/2028	4,624	4,554	3,396	0.10
KWOR Acquisition, Inc.	(6) (17)	First Lien Debt	P +	4.25%	11.75%	12/22/2027	1,098	1,087	806	0.02
Mermaid Bidco, Inc.	(14)	First Lien Debt	S +	3.25%	7.80%	07/03/2031	4,000	4,015	4,018	0.12
Project Boost Purchaser, LLC	(6) (8) (11)	First Lien Debt	S +	5.25%	9.76%	05/02/2029	12,023	11,940	12,023	0.37
Project Boost Purchaser, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.76%	05/02/2028	377	372	377	0.01
Tidal Waste & Recycling Holdings, LLC	(14)	First Lien Debt	S +	3.50%	7.83%	10/24/2031	2,000	2,007	2,011	0.06
UHY Advisors, Inc.	(6) (9) (11)	First Lien Debt	S +	4.75%	9.26%	11/21/2031	7,727	7,651	7,651	0.23
UHY Advisors, Inc.	(6) (11) (19)	First Lien Debt	S +	4.75%	9.26%	11/21/2031	—	(38)	(38)	0.00

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
UHY Advisors, Inc.	(6) (11) (19)	First Lien Debt	S +	4.75%	9.26%	11/21/2031	—	(20)	(20)	0.00
Verdantas, LLC	(6) (11)	First Lien Debt	S +	5.00%	9.45%	05/06/2031	33,091	32,628	32,757	1.00
Verdantas, LLC	(6) (11) (19)	First Lien Debt	S +	5.00%	9.45%	05/06/2031	1,398	1,350	1,359	0.04
Verdantas, LLC	(6) (11) (19)	First Lien Debt	S +	5.00%	9.45%	05/06/2030	—	(47)	(36)	0.00
								347,113	340,554	10.41
Real Estate Management & Development
Associations, Inc.	(6) (10)	First Lien Debt	S +	6.50%	11.32%	07/03/2028	10,893	10,884	10,893	0.33
Associations, Inc.	(6) (10) (19)	First Lien Debt	S +	6.50%	11.32%	07/03/2028	141	141	141	0.00
Associations, Inc.	(6) (10) (19)	First Lien Debt	S +	6.50%	11.32%	07/03/2028	339	338	339	0.01
MRI Software, LLC	(6) (10)	First Lien Debt	S +	4.75%	9.08%	02/10/2027	68,783	68,620	68,735	2.10
MRI Software, LLC	(6) (10) (19)	First Lien Debt	S +	4.75%	9.08%	02/10/2027	716	673	713	0.02
MRI Software, LLC	(6) (10) (19)	First Lien Debt	S +	4.75%	9.08%	02/10/2027	304	279	301	0.01
Pritchard Industries, LLC	(6) (7) (11)	First Lien Debt	S +	5.75%	10.29%	10/13/2027	10,721	10,579	10,593	0.32
Pritchard Industries, LLC	(6) (11)	First Lien Debt	S +	5.75%	10.29%	10/13/2027	2,563	2,529	2,533	0.08
Zarya Intermediate, LLC	(6) (10) (15)	First Lien Debt	S +	6.50%	11.01%	07/01/2027	38,869	38,832	38,830	1.19
Zarya Intermediate, LLC	(6) (10) (15) (19)	First Lien Debt	S +	6.50%	11.01%	07/01/2027	—	—	(4)	0.00
								132,875	133,074	4.07
Software
Alert Media, Inc.	(6) (10)	First Lien Debt	S +	6.75% (incl 5.75% PIK)	11.08%	04/12/2027	22,079	21,731	21,756	0.67
Alert Media, Inc.	(6) (10)	First Lien Debt	S +	6.75% (incl 5.75% PIK)	11.08%	04/12/2027	10,000	9,817	9,833	0.30
Alert Media, Inc.	(6) (10) (19)	First Lien Debt	S +	6.75% (incl 5.75% PIK)	11.08%	04/12/2027	—	(45)	(44)	0.00
Anaplan, Inc.	(6) (7) (9) (11)	First Lien Debt	S +	5.25%	9.58%	06/21/2029	80,774	79,876	80,475	2.46
Appfire Technologies, LLC	(6) (7) (10)	First Lien Debt	S +	5.00%	9.33%	03/09/2028	12,956	12,914	12,956	0.40
Appfire Technologies, LLC	(6) (10) (19)	First Lien Debt	S +	5.00%	9.33%	03/09/2028	—	(27)	—	—
Appfire Technologies, LLC	(6) (10) (19)	First Lien Debt	S +	5.00%	9.33%	03/09/2028	45	39	45	0.00
Apryse Software Corp.	(6) (7) (10) (15)	First Lien Debt	S +	5.00%	9.59%	07/15/2027	13,897	13,897	13,880	0.42
Applied Systems, Inc.		First Lien Debt	S +	3.00%	7.33%	02/24/2031	3,980	3,998	4,016	0.12
Artifact Bidco, Inc.	(6) (12)	First Lien Debt	S +	4.50%	8.83%	07/01/2031	21,837	21,629	21,837	0.67
Artifact Bidco, Inc.	(6) (12) (19)	First Lien Debt	S +	4.50%	8.83%	07/01/2031	—	(25)	—	—
Artifact Bidco, Inc.	(6) (12) (19)	First Lien Debt	S +	4.50%	8.83%	07/01/2030	—	(35)	—	—
Astra Acquisition Corp.	(12)	First Lien Debt	S +	5.25%	10.20%	02/25/2028	846	759	550	0.02
Astra Acquisition Corp.	(12)	First Lien Debt	S +	5.25%	10.20%	10/25/2028	1,186	656	59	0.00
AuditBoard, Inc.	(6) (8) (10)	First Lien Debt	S +	4.75%	9.08%	07/14/2031	34,200	33,875	34,200	1.05
AuditBoard, Inc.	(6) (10) (19)	First Lien Debt	S +	4.75%	9.08%	07/14/2031	—	(76)	—	—
AuditBoard, Inc.	(6) (10) (19)	First Lien Debt	S +	4.75%	9.08%	07/14/2031	—	(61)	—	—
Bottomline Technologies, Inc.	(6) (11)	First Lien Debt	S +	5.75%	10.32%	05/14/2029	23,763	23,424	23,763	0.73
Bottomline Technologies, Inc.	(6) (11) (19)	First Lien Debt	S +	5.75%	10.32%	05/15/2028	—	(19)	—	—
Central Parent, Inc.	(14)	First Lien Debt	S +	3.25%	7.58%	07/06/2029	3,990	3,995	3,931	0.12
CLEO Communications Holding, LLC	(6) (7) (10)	First Lien Debt	S +	5.50%	9.96%	06/09/2027	17,013	16,898	17,013	0.52
CLEO Communications Holding, LLC	(6) (10) (19)	First Lien Debt	S +	5.50%	9.96%	06/09/2027	—	(36)	—	—
Cloud Software Group, Inc.	(12)	First Lien Debt	S +	3.50%	7.83%	03/30/2029	4,442	4,424	4,452	0.14
Cloudera, Inc.	(12)	First Lien Debt	S +	3.75%	8.21%	10/08/2028	5,431	5,400	5,409	0.17
Clover Holdings 2, LLC	(14)	First Lien Debt	S +	4.00%	8.43%	12/09/2031	5,000	4,994	5,050	0.15
Clover Holdings SPV III, LLC		First Lien Debt			15.00%	12/18/2027	281	276	282	0.01
Coupa Holdings, LLC	(6) (9) (11)	First Lien Debt	S +	5.50%	10.09%	02/27/2030	20,922	20,504	20,828	0.64

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
Coupa Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	5.50%	10.09%	02/27/2030	—	(7)	(4)	0.00
Coupa Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	5.50%	10.09%	02/27/2029	—	(10)	(3)	0.00
Cyara AcquisitionCo, LLC	(6) (10)	First Lien Debt	S +	6.25% (incl. 2.25% PIK)	10.85%	06/28/2029	62,363	61,099	62,363	1.91
Cyara AcquisitionCo, LLC	(6) (10) (19)	First Lien Debt	S +	6.25% (incl. 2.25% PIK)	10.85%	06/28/2029	—	(78)	—	—
Diligent Corporation	(6) (11)	First Lien Debt	S +	5.00%	10.09%	08/02/2030	73,157	72,652	73,157	2.24
Diligent Corporation	(6) (11) (19)	First Lien Debt	S +	5.00%	10.09%	08/02/2030	—	(72)	—	—
Diligent Corporation	(6) (11) (19)	First Lien Debt	S +	5.00%	10.09%	08/02/2030	—	(48)	—	—
E-Discovery AcquireCo, LLC	(6) (10)	First Lien Debt	S +	6.25%	10.70%	08/29/2029	36,747	36,045	36,600	1.12
E-Discovery AcquireCo, LLC	(6) (10) (19)	First Lien Debt	S +	6.25%	10.70%	08/29/2029	—	(70)	(17)	0.00
ECI Macola Max Holding, LLC	(11)	First Lien Debt	S +	3.25%	7.58%	05/09/2030	4,850	4,855	4,891	0.15
Epicor Software Corporation	(11)	First Lien Debt	S +	2.75%	7.11%	05/30/2031	5,169	5,184	5,203	0.16
Everbridge Holdings, LLC	(6) (8) (11)	First Lien Debt	S +	5.00%	9.59%	07/02/2031	64,438	64,133	64,438	1.97
Everbridge Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	5.00%	9.59%	07/02/2031	7,157	7,098	7,157	0.22
Everbridge Holdings, LLC	(6) (11) (19)	First Lien Debt	S +	5.00%	9.59%	07/02/2031	—	(34)	—	—
Formstack Acquisition Co	(6) (10)	First Lien Debt	S +	5.25%	9.58%	03/28/2030	58,218	57,441	57,852	1.77
Formstack Acquisition Co	(6) (10) (19)	First Lien Debt	S +	5.25%	9.58%	03/28/2030	5,817	5,623	5,671	0.17
Formstack Acquisition Co	(6) (10) (19)	First Lien Debt	S +	5.25%	9.58%	03/28/2030	1,169	1,018	1,095	0.03
Fullsteam Operations, LLC	(6) (7) (10)	First Lien Debt	S +	8.25%	12.91%	11/27/2029	19,976	19,462	19,976	0.61
Fullsteam Operations, LLC	(6) (10) (19)	First Lien Debt	S +	8.25%	12.91%	11/27/2029	12,137	11,645	12,137	0.37
Fullsteam Operations, LLC	(6) (10) (19)	First Lien Debt	S +	8.25%	12.91%	11/27/2029	—	(27)	—	—
GoTo Group, Inc.		First Lien Debt	S +	4.75%	9.30%	04/28/2028	4,797	4,118	3,357	0.10
Granicus, Inc.	(6) (7) (9) (11)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.34%	01/17/2031	62,718	62,185	62,718	1.92
Granicus, Inc.	(6) (11) (19)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.34%	01/17/2031	12,873	12,788	12,871	0.39
Granicus, Inc.	(6) (11) (19)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.34%	01/17/2031	—	(74)	—	—
GS AcquisitionCo, Inc.	(6) (7) (10)	First Lien Debt	S +	5.25%	9.58%	05/25/2028	62,556	62,364	62,556	1.91
GS AcquisitionCo, Inc.	(6) (11) (19)	First Lien Debt	S +	5.25%	9.58%	05/25/2028	863	854	863	0.03
GS AcquisitionCo, Inc.	(6) (10) (19)	First Lien Debt	S +	5.25%	9.58%	05/25/2028	—	(20)	—	—
Hootsuite, Inc.	(6) (15)	First Lien Debt	S +	5.50%	9.83%	05/22/2030	18,806	18,545	18,640	0.57
Hootsuite, Inc.	(6) (15) (19)	First Lien Debt	S +	5.50%	9.83%	05/22/2030	—	(28)	(18)	0.00
Icefall Parent, Inc.	(6) (7) (10)	First Lien Debt	S +	6.50%	10.86%	01/25/2030	25,949	25,490	25,541	0.78
Icefall Parent, Inc.	(6) (10) (19)	First Lien Debt	S +	6.50%	10.86%	01/25/2030	—	(42)	(39)	0.00
Ivanti Software, Inc.	(12)	First Lien Debt	S +	4.25%	9.12%	12/01/2027	2,431	2,433	1,665	0.05
Kaseya, Inc.	(6) (9) (11)	First Lien Debt	S +	5.50%	10.09%	06/25/2029	52,656	52,105	52,656	1.61
Kaseya, Inc.	(6) (11)	First Lien Debt	S +	5.50%	10.09%	06/25/2029	808	788	807	0.02
Kaseya, Inc.	(6) (11) (19)	First Lien Debt	S +	5.50%	10.09%	06/25/2029	795	765	795	0.02
LegitScript, LLC	(6) (7) (8) (11)	First Lien Debt	S +	5.75%	10.11%	06/24/2029	36,984	36,516	36,984	1.13
LegitScript, LLC	(6) (11)	First Lien Debt	S +	5.75%	10.11%	06/24/2029	978	966	978	0.03
LegitScript, LLC	(6) (11) (19)	First Lien Debt	S +	5.75%	10.11%	06/24/2028	1,875	1,815	1,875	0.06
LogRhythm, Inc.	(6) (10)	First Lien Debt	S +	7.50%	11.86%	07/02/2029	6,818	6,629	6,694	0.20
LogRhythm, Inc.	(6) (10) (19)	First Lien Debt	S +	7.50%	11.86%	07/02/2029	—	(18)	(12)	(0.00)
Magenta Buyer, LLC	(11)	First Lien Debt	S +	5.00%	9.85%	07/27/2028	4,875	4,863	1,462	0.04
McAfee, LLC		First Lien Debt	S +	3.00%	7.37%	03/01/2029	4,975	4,975	4,974	0.15
Mediaocean, LLC	(12) (14)	First Lien Debt	S +	3.50%	7.96%	12/15/2028	3,940	3,947	3,950	0.12
Montana Buyer, Inc.	(6) (7) (8) (11)	First Lien Debt	S +	5.00%	9.36%	07/22/2029	32,204	31,818	32,204	0.98
Montana Buyer, Inc.	(6) (19)	First Lien Debt	P +	4.00%	11.50%	07/22/2028	636	600	636	0.02

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
Nasuni Corporation	(6) (7) (11)	First Lien Debt	S +	5.75%	10.18%	09/10/2030	21,552	21,241	21,552	0.66
Nasuni Corporation	(6) (11) (19)	First Lien Debt	S +	5.75%	10.18%	09/10/2030	—	(64)	—	—
Netwrix Corporation And Concept Searching, Inc.	(6) (7) (8) (11)	First Lien Debt	S +	4.75%	9.26%	06/11/2029	25,305	25,139	25,143	0.77
Netwrix Corporation And Concept Searching, Inc.	(6) (11) (19)	First Lien Debt	S +	4.75%	9.26%	06/11/2029	—	(10)	(10)	0.00
Oak Purchaser, Inc.	(6) (7) (11)	First Lien Debt	S +	5.50%	9.83%	04/28/2028	11,724	11,622	11,623	0.36
Oak Purchaser, Inc.	(6) (11) (19)	First Lien Debt	S +	5.50%	9.83%	04/28/2028	6,791	6,711	6,699	0.20
Oak Purchaser, Inc.	(6) (11) (19)	First Lien Debt	S +	5.50%	9.83%	04/28/2028	—	(8)	(11)	0.00
Optimizely North America, Inc.	(6) (11) (15)	First Lien Debt	S +	5.00%	9.36%	10/30/2031	18,101	17,923	17,923	0.55
Optimizely North America, Inc.	(6) (11) (15)	First Lien Debt	E +	5.25%	8.11%	10/30/2031	€6,663	7,167	6,832	0.21
Optimizely North America, Inc.	(6) (11) (15)	First Lien Debt	SA +	5.50%	10.20%	10/30/2031	£2,221	2,861	2,754	0.08
Optimizely North America, Inc.	(6) (11) (15) (19)	First Lien Debt	S +	5.00%	9.36%	10/30/2031	—	(26)	(26)	0.00
PDFTron Systems, Inc.	(6) (10) (15) (19)	First Lien Debt	S +	5.00%	9.52%	07/15/2026	1,100	1,100	1,096	0.03
Polaris Newco, LLC	(12)	First Lien Debt	S +	4.00%	8.85%	06/02/2028	4,850	4,861	4,855	0.15
Pound Bidco, Inc.	(6) (7) (10) (15)	First Lien Debt	S +	6.00%	10.86%	02/01/2027	3,743	3,742	3,733	0.11
Pound Bidco, Inc.	(6) (10) (15) (19)	First Lien Debt	S +	6.00%	10.86%	02/01/2027	89	89	88	0.00
Pound Bidco, Inc.	(6) (10) (15) (19)	First Lien Debt	S +	6.00%	10.86%	02/01/2027	—	—	(1)	0.00
Project Leopard Holdings, Inc.	(7) (8) (12) (15)	First Lien Debt	S +	5.25%	9.94%	07/20/2029	22,854	21,662	20,397	0.62
Proofpoint, Inc.	(12)	First Lien Debt	S +	3.00%	7.36%	08/31/2028	7,041	7,035	7,070	0.22
Quartz Acquireco, LLC		First Lien Debt	S +	2.75%	7.08%	06/28/2030	4,950	4,961	4,981	0.15
Quest Software US Holdings, Inc.		First Lien Debt	P +	3.25%	10.75%	02/01/2029	3,910	3,892	2,476	0.08
Red Planet Borrower, LLC	(12)	First Lien Debt	S +	3.50%	7.96%	10/02/2028	4,850	4,859	4,762	0.15
Reorganized Mobileum Acquisition Co, LLC	(6) (10)	First Lien Debt	S +	6.00% (incl. 5.00% PIK)	10.45%	09/11/2029	4,796	4,796	4,796	0.15
Revalize, Inc.	(6) (10)	First Lien Debt	S +	5.75%	10.49%	04/15/2027	14,327	13,816	13,354	0.41
Revalize, Inc.	(6) (10) (19)	First Lien Debt	S +	5.75%	10.49%	04/15/2027	566	559	513	0.02
Riskonnect Parent, LLC	(6) (7) (9) (11)	First Lien Debt	S +	5.25%	9.55%	12/07/2028	30,600	30,116	30,367	0.93
Riskonnect Parent, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.55%	12/07/2028	23,549	23,108	23,329	0.71
Riskonnect Parent, LLC	(6) (11) (19)	First Lien Debt	S +	5.25%	9.55%	12/07/2028	—	(70)	(34)	0.00
Runway Bidco, LLC	(6) (7) (12)	First Lien Debt	S +	5.00%	9.33%	12/17/2031	18,054	17,875	17,875	0.55
Runway Bidco, LLC	(6) (12) (19)	First Lien Debt	S +	5.00%	9.33%	12/17/2031	—	(22)	(22)	0.00
Runway Bidco, LLC	(6) (12) (19)	First Lien Debt	S +	5.00%	9.33%	12/17/2031	—	(22)	(22)	0.00
Securonix, Inc.	(6) (7) (8) (11)	First Lien Debt	S +	7.00% (incl. 3.75% PIK)	12.34%	04/05/2028	30,014	29,269	27,358	0.84
Securonix, Inc.	(6) (11) (19)	First Lien Debt	S +	7.00% (incl. 3.75% PIK)	12.34%	04/05/2028	122	(5)	(356)	(0.01)
Sophia, L.P.	(12)	First Lien Debt	S +	3.00%	7.36%	10/09/2029	4,339	4,337	4,364	0.13
Trunk Acquisition, Inc.	(6) (7) (8) (10)	First Lien Debt	S +	6.00%	10.48%	02/19/2030	11,086	11,026	11,028	0.34
Trunk Acquisition, Inc.	(6) (7) (10)	First Lien Debt	S +	6.00%	10.48%	02/19/2030	2,156	2,134	2,134	0.07
Trunk Acquisition, Inc.	(6) (10) (19)	First Lien Debt	S +	6.00%	10.48%	02/19/2030	—	(11)	(11)	0.00
Trunk Acquisition, Inc.	(6) (10) (19)	First Lien Debt	S +	6.00%	10.48%	02/19/2026	—	(4)	(6)	0.00
UKG, Inc.		First Lien Debt	S +	3.00%	7.33%	02/10/2031	4,975	4,986	5,007	0.15
Veritas US, Inc.		First Lien Debt	P +	11.50%	19.25%	12/09/2029	842	840	837	0.03
Vision Solutions, Inc.	(12)	First Lien Debt	S +	4.00%	8.85%	04/24/2028	4,850	4,849	4,767	0.15
								1,251,407	1,250,178	38.22
Specialty Retail
Les Schwab Tire Centers	(12)	First Lien Debt	S +	3.00%	7.36%	04/23/2031	6,847	6,853	6,875	0.21
Textiles, Apparel & Luxury Goods
Varsity Brands, Inc.	(14)	First Lien Debt	S +	3.75%	8.27%	08/26/2031	3,000	3,011	3,001	0.09

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
Trading Companies & Distributors
Spin Holdco, Inc.	(11)	First Lien Debt	S +	4.00%	8.71%	03/04/2028	4,849	4,856	4,072	0.12
White Cap Buyer, LLC		First Lien Debt	S +	3.25%	7.61%	10/19/2029	2,444	2,446	2,446	0.07
								10,313	9,519	0.20
Transportation Infrastructure
Brown Group Holding, LLC	(12)	First Lien Debt	S +	2.50%	7.00%	07/01/2031	4,975	4,981	4,986	0.15
KKR Apple Bidco, LLC	(12)	First Lien Debt	S +	2.75%	7.22%	09/22/2028	4,850	4,846	4,872	0.15
								9,827	9,858	0.30
Wireless Telecommunication Services
CCI Buyer, Inc.	(11)	First Lien Debt	S +	4.00%	8.33%	12/17/2027	4,889	4,852	4,887	0.15
Mobile Communications America, Inc.	(6) (7) (8) (10)	First Lien Debt	S +	5.25%	9.78%	10/16/2029	13,514	13,346	13,514	0.41
Mobile Communications America, Inc.	(6) (10) (19)	First Lien Debt	S +	5.25%	9.78%	10/16/2029	840	808	840	0.03
Mobile Communications America, Inc.	(6) (10) (19)	First Lien Debt	S +	5.25%	9.78%	10/16/2029	550	525	550	0.02
								19,531	19,791	0.61
Total Debt Investments								$6,045,815	$6,020,987	184.06%

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares (4)	Cost (5)	Fair Value	Percentage of Net Assets
Equity Investments
Aerospace & Defense
PCX Holding Corp.	(6) (16) (18)	Common Equity		07/15/2024	1,154	$92	$79	0.00%
Automobile Components
Shelby Co-invest, LP (Spectrum Automotive)	(6) (16) (18)	Common Equity		07/15/2024	1,500	228	258	0.01
Wheel Pros, LLC	(16) (18)	Common Equity		12/02/2024	10,032	1,655	1,655	0.05
						1,883	1,913	0.06
Commercial Services & Supplies
Encore Holdings, LLC	(6) (16) (18)	Common Equity		07/15/2024	602	194	221	0.01
Procure Acquiom Financial, LLC (Procure Analytics)	(6) (16) (18)	Common Equity		07/15/2024	500,000	625	735	0.02
Surewerx Topco, LP	(6) (15) (16) (18)	Common Equity		12/28/2022	384	413	512	0.02
						1,232	1,468	0.04
Containers & Packaging
BP Purchaser, LLC	(6) (16) (18)	Common Equity		07/15/2024	1,383,156	878	659	0.02
BP Purchaser, LLC Rights	(6) (16) (18)	Common Equity		07/15/2024	1,666,989	76	83	0.00
FORTIS Solutions Group, LLC	(6) (16)	Preferred Equity	12.25%	06/24/2022	4,000,000	5,064	3,920	0.12
						6,018	4,662	0.14
Distributors
48Forty Solutions, LLC	(6) (7) (9) (16) (18)	Common Equity		11/01/2024	7,205	—	—	—
Diversified Consumer Services
Eclipse Topco, Inc.	(6) (16)	Preferred Equity	12.50% PIK	09/05/2024	310	3,048	3,036	0.09
LUV Car Wash	(6) (16) (18)	Common Equity		12/06/2022	1,383	1,331	933	0.03
						4,379	3,969	0.12
Electrical Equipment
Sparkstone Electrical Group	(6) (16) (18)	Common Equity		10/15/2024	1,500	150	150	0.00
Health Care Providers & Services
SDB Holdco, LLC	(6) (16) (18)	Common Equity		03/29/2024	14,561,479	—	—	—
Suveto Buyer, LLC	(6) (15) (16) (18)	Common Equity		07/15/2024	3,398	306	330	0.01

North Haven Private Income Fund LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Acquisition Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
Vardiman Black Holdings, LLC	(6) (16)	Preferred Equity	6.00% PIK		03/29/2024	7,065,190	4,798	2,462	0.08
							5,104	2,792	0.09
Insurance Services
Amerilife Holdings, LLC	(6) (16) (18)	Common Equity			09/01/2022	9,880	273	590	0.02
Frisbee Holdings, LP (Fetch)	(6) (16) (18)	Common Equity			10/31/2022	33,276	424	535	0.02
Integrity Marketing Acquisition, LLC	(6) (16)	Preferred Equity	10.50%		07/15/2024	750,000	1,013	998	0.03
							1,710	2,123	0.06
IT Services
CSC Thrive Holdings, LP (Thrive Networks)	(6) (16) (18)	Common Equity			07/15/2024	54,103	282	361	0.01
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(6) (16) (18)	Common Equity			07/15/2024	21,459	332	286	0.01
Verdantas, LLC	(6) (16) (18)	Common Equity			05/03/2024	8,848	9	11	0.00
Verdantas, LLC	(6) (16)	Preferred Equity	10.00%		05/03/2024	875,952	936	1,060	0.03
							1,277	1,357	0.04
Real Estate Management & Development
Pritchard Industries, LLC	(6) (16) (18)	Common Equity			10/13/2021	332,248	352	312	0.01
Software
Cohesity Global, Inc.	(16)	Preferred Equity			12/09/2024	18,617	382	382	0.01
Fullsteam Operations, LLC	(6) (16) (18)	Common Equity			11/27/2023	45,080	1,520	3,630	0.11
Knockout Intermediate Holdings I, Inc.	(6) (16)	Preferred Equity	11.75%		06/25/2022	9,990	13,135	13,549	0.41
Reorganized Mobileum Grandparent, LLC	(6) (16) (18)	Common Equity			09/12/2024	234,896	—	—	—
Revalize, Inc.	(6) (16)	Preferred Equity	S +	10.00%	12/14/2021	2,951	4,076	4,281	0.13
Reveal Data Solutions	(6) (16) (18)	Common Equity			08/29/2023	861,539	1,122	1,413	0.04
RSK Holdings, Inc. (Riskonnect)	(6) (16)	Preferred Equity	S +	10.50%	07/07/2022	10,679,200	15,031	15,591	0.48
							35,266	38,846	1.19
Total Equity Investments							$57,745	$58,032	1.77%
Total Portfolio Investments							$6,103,560	$6,079,019	185.84%

Investments-non-controlled/non-affiliated
Cash and Cash Equivalents and Short Term Investments
J.P. Morgan US Government Money Market Fund - Institutional Shares	$58,216	$58,216	1.78%
Cash	159,788	159,788	4.88
Total Cash and Cash Equivalents and Short Term Investments	$218,004	$218,004	6.66%
Total Portfolio Investments, Cash and Cash Equivalents and Short Term Investments	$6,321,564	$6,297,023	192.5%

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
(18)
Non-income producing security.
(19)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date started. See below for more information on the Company’s unfunded commitments as of December 31, 2024:

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

December 31, 2025

(In thousands, except unit and per unit amounts)

(1) ORGANIZATION

North Haven Private Income Fund LLC (the “Company”) is a non-diversified, externally managed specialty finance company focused on lending to middle-market companies. The Company has elected to be regulated as a business development company (“BDC”) under the 1940 Act. In addition, for US federal income tax purposes, the Company has elected to be treated, and intends to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is not a subsidiary of, or consolidated with, Morgan Stanley.

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

The Company has formed wholly owned subsidiaries for the purpose of holding certain investments in portfolio companies made by the Company. As of December 31, 2025, the Company’s wholly owned subsidiaries were formed as Delaware limited liability companies and included: PIF CA SPV LLC (“CA SPV”), NHPIF Equity Holdings SPV LLC (“Equity Holdings”), PIF Financing SPV LLC (“Financing SPV”), PIF Financing II SPV LLC (“Financing II SPV”), SLIC Financing SPV LLC (“SLIC Financing SPV”), SLIC Equity Holdings LLC (“SLIC Equity Holdings”), PIF Lending SPV LLC (“Lending SPV” and, collectively with CA SPV, Equity Holdings, Financing SPV, Financing II SPV, SLIC Financing SPV, SLIC Equity Holdings the “subsidiaries”). The Company consolidates its wholly owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary’s formation. The Company does not consolidate its investment in NH Keystone. See Note 4 “Investments.”

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

Money Market Funds

Investments in money market funds are valued at net asset value per share and are included in “Investments in unaffiliated money market fund” in the Consolidated Statements of Financial Condition.

Foreign Currency Translation

Investments denominated in foreign currencies are translated into U.S. Dollars based upon currency exchange rates effective on the last business day of the current reporting period. Net changes in fair value of investments due to foreign exchange rates fluctuation are recorded as change in unrealized appreciation (depreciation) from translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations. Investment and non-investment activities denominated in foreign currencies, including purchase and sales of investments, borrowings and repayments of debt, income and expenses, are translated into U.S. dollars based upon currency exchange rates prevailing on the transaction dates.

Investments

Investment transactions are recorded on the trade date. Receivables/payables from investments sold/purchased on the Consolidated Statements of Financial Condition consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date. Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized and include investments charged off during the period net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.

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

Derivative Instruments

Pursuant to ASC 815 Derivatives and Hedging, all derivative instruments entered into by the Company are designated as hedging instruments, except as described in Note 6 “Debt”. For all derivative instruments designated as a hedge, the entire change in the fair value of the hedging instrument shall be recorded in the same line item of the Consolidated Statements of Operations as the hedged item. The Company’s derivative instruments are used to hedge the Company’s fixed rate debt, and therefore both the periodic payment and the change in fair value for the effective hedge, if applicable, will be recognized as components of interest expense in the Consolidated Statements of Operations. Fair value is estimated by discounting remaining payments using applicable current market rates, or market quotes, if available. Rule 18f-4 requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. Rule 18f-4 provides that a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Pursuant to Rule 18f-4, when we trade reverse repurchase agreements or similar financing transactions, including certain tender option bonds, we need to aggregate the amount of any other senior securities representing indebtedness (e.g., bank borrowings, if applicable) when calculating our asset coverage ratio. The Company currently qualifies as a “limited derivatives user” and expects to continue to do so.

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

As of December 31, 2025 and December 31, 2024, the Company had certain investments in five and two portfolio companies that were on non-accrual status. The amortized cost of investments on non-accrual status as of December 31, 2025 and December 31, 2024 was $121,125 and $29,237, respectively.

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

The Company records costs related to the issuance of term debt obligations (the “Debt Issuance Costs”) on the consolidated financial statements. The costs, including upfront fees, legal and other direct costs incurred in connection with the issuance, are deferred and amortized over the life of the related term obligation using the straight-line method. The amortization of Debt Issuance Costs are presented on the Consolidated Statements of Operations as interest expense and other financing expenses. Any unamortized Debt Issuance Costs are presented as a reduction to the outstanding term debt principal amount on the Consolidated Statements of Financial Condition.

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

In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, the Company accrued $–, $15 and $70 of U.S. federal excise tax, respectively.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense.

Segment Reporting

The Company operates through a single operating and reporting segment with an investment objective to generate current income and, to a lesser extent, capital appreciation, primarily from directly originated senior secured term loans. The Company’s chief operating decision maker (the “CODM”) includes the Chief Executive Officer, Co-Presidents, Chief Financial Officer, and Chief Operating Officer. The CODM uses the net increase (decrease) in net assets resulting from operations to assess the performance and makes operating decisions of the Company. The evaluation of this metric is used in determining the Company’s distribution policy, portfolio construction and deployment, and strategic initiatives. Segment assets are reflected on the accompanying Consolidated Statements of Financial Condition as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes-Improvements to Income Tax Disclosures (“ASU 2023-09”), which enhances the income tax disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and is to be applied prospectively, with an option for retrospective application. The Company adopted ASU 2023-09 on December 31, 2025, and the adoption did not have a material impact on the Company’s consolidated financial statements.

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

(3) Significant Agreements and RELATED PARTY TRANSACTIONS

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

For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, base management fees were $23,893, $33,957, and $21,048, net of waiver, respectively. As of December 31, 2025 and December 31, 2024, $3,236 and $7,337, respectively, was payable to the Investment Adviser relating to base management fees.

Incentive Fee

The incentive fee consists of two components that are determined independently of each other, with the result that one component may be payable even if the other is not. One component is based on income, and the other component is based on capital gains.

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

For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, the Company incurred $27,358, $35,798 and $24,782, respectively, of expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations. Amounts unpaid and included in the payable to affiliates on the Consolidated Statements of Financial Condition as of December 31, 2025 and December 31, 2024 were $4,176 and $8,399, respectively.

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

Under U.S. GAAP, the Company is required to accrue an incentive fee on capital gains, including unrealized capital appreciation even though such unrealized capital appreciation is not included in calculating the incentive fee payable under the Investment Advisory Agreement. If such amount is positive at the end of a period, then the Company records an incentive fee on capital gain incentive fee equal to 12.5% of such amount less the aggregate amount of any previously paid capital gain incentive fees. If such amount is negative, no accrual is recorded for such period.

For the years ended December 31, 2025, and 2024, there were no capital gains incentive fees accrued to the Investment Adviser.

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

For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, the Company incurred $154, $179 and $126, respectively, of expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations. Amounts unpaid and included in the payable to affiliates on the Consolidated Statements of Financial Condition as of December 31, 2025 and December 31, 2024 were $36 and $88, respectively.

Placement Agent Agreements

On November 9, 2021, the Company entered into a placement agent agreement (as amended, the “Placement Agent Agreement”) with Morgan Stanley Distribution Inc. (the “Paying Agent”), Morgan Stanley Smith Barney LLC (the “Placement Agent”) and the Investment Adviser. Under the terms of the Placement Agent Agreement, the Placement Agent and certain of its affiliates assist in the placement of Units in the Company’s private offering. The Company is not liable for any payments to the Placement Agent pursuant to the Placement Agent Agreement, which payments are made by the Investment Adviser and, to the extent the Paying Agent receives any payments, the Paying Agent.

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

For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, the Company incurred $28,831, $24,961 and $14,313 expenses, respectively, under the MSDI Agreement, which were recorded in servicing fees on the Consolidated Statements of Operations. Amounts unpaid and included in the accrued expenses and other liabilities on the Consolidated Statements of Financial Condition as of December 31, 2025 and December 31, 2024 were $5,822 and $5,211, respectively.

Expense Support and Conditional Reimbursement Agreement

On November 30, 2021, the Company entered into an Expense Support and Conditional Reimbursement Agreement with the Investment Adviser, which was subsequently amended on March 15, 2022 (as amended, the “Expense Support Agreement”). The Investment Adviser may elect to pay the Company’s expenses on its behalf (each, an “Expense Payment”), provided that no portion of the payment will be used to pay any of the Company’s interest expense and/or unitholder servicing fees. The Expense Support Agreement may require the Company to repay the Investment Adviser for previously waived reimbursement of expense payments under certain circumstances. The previously waived expenses are potentially subject to repayment by the Company, if at all, within a period not to exceed three years from the date of the relevant waiver. Any reimbursement to the Adviser pursuant to the terms of the Expense Support Agreement would be an expense of the Company and would ultimately be borne by its unitholders. For more information, see “Item 1. Business – Expense Support and Conditional Reimbursement Agreement.”

For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, the Investment Adviser made Expense Payments on behalf of the Company of $900, $2,700 and $0, respectively, under the Expense Support Agreement, which were recorded as expense support on the Consolidated Statements of Operations. For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, the Company repaid Expense Payments of $0, $400 and $0 under the Expense Support Agreement, which were recorded as recoupment of expense support on the Consolidated Statements of Operations.

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

(4) INVESTMENTS

The information in the tables below is presented on an aggregate portfolio basis, without regard to whether the investments are non-controlled, non-affiliated, non-controlled, affiliated or controlled, affiliated investments. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled, affiliated investments is contained in the accompanying consolidated financial statements, including the Consolidated Schedules of Investments.

The composition of the Company’s investment portfolio was as follows:

	December 31, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$6,506,675	$6,424,695	97.1%	$6,022,749	$5,997,696	98.6%
Second Lien Debt	31,045	32,023	0.5	16,613	16,771	0.3
Other Debt Investments	12,010	11,564	0.2	6,453	6,520	0.1
Equity (1)	64,305	57,052	0.9	57,745	58,032	1.0
NH Keystone (2)	85,438	85,276	1.3	—	—	—
Total	$6,699,473	$6,610,610	100%	$6,103,560	$6,079,019	100%

(1)
Excludes equity investments in NH Keystone.
(2)
Includes equity investments in NH Keystone.

The industry composition of investments at fair value was as follows:

	December 31, 2025	December 31, 2024 (1)
Aerospace & Defense	1.5%	1.5%
Air Freight & Logistics	0.8	0.9
Automobile Components	1.6	1.6
Automobiles	2.5	2.1
Banks	0.1	—
Beverages	0.2	—
Biotechnology	—	0.6
Building Products	0.2	0.3
Capital Markets	0.1
Chemicals	1.1	1.3
Commercial Services & Supplies	7.5	8.5
Construction & Engineering	2.1	2.0
Consumer Staples Distribution & Retail	0.6	0.7
Containers & Packaging	1.1	1.1
Distributors	1.4	2.8
Diversified Consumer Services	5.2	5.7
Electric Utilities	—	0.1
Electrical Equipment	0.5	0.1
Electronic Equipment, Instruments & Components	3.8	3.4
Entertainment	0.1	0.1
Financial Services	3.5	3.1
Food Products (2)	—	0.1
Ground Transportation	0.8	0.6
Health Care Equipment & Supplies	1.1	1.2
Health Care Providers & Services	6.3	6.5
Health Care Technology	1.8	2.0
Household Durables	0.1	0.1
Independent Power and Renewable Electricity Producers	0.1
Industrial Conglomerates	2.4	2.5
Insurance Services	9.5	11.0
Interactive Media & Services	0.8	0.7
Investments in Joint Ventures (3)	1.3
IT Services	5.6	5.0
Leisure Products	0.1	0.1
Life Sciences Tools & Services	0.4	0.7
Machinery	1.7	1.7
Media	—	0.1
Multi-Utilities	1.5	1.5
Pharmaceuticals	1.2	0.7
Professional Services	5.9	5.6
Real Estate Management & Development	2.4	2.2
Software	21.3	21.0
Specialty Retail	0.1	0.1
Textiles, Apparel & Luxury Goods	0.1	0.1
Trading Companies & Distributors	0.1	0.1
Transportation Infrastructure	0.7	0.2
Wireless Telecommunication Services	0.8	0.3
Total	100.0%	100.0%

(1)
The Company reclassified certain industry groupings of its portfolio companies presented in the consolidated financial statements as of December 31, 2025 to align with the recently updated GICS, where applicable. These reclassifications had no impact on the prior period’s Consolidated Statement of Financial Condition.
(2)
Rounds to 0.
(3)
Includes equity investments in NH Keystone.

The geographic composition of investments at cost and fair value was as follows:

	December 31, 2025				December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	% of Total Net Assets at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value	% of Total Net Assets at Fair Value
Australia	$64,182	$64,920	1.0%	1.9%	$35,737	$36,465	0.6%	1.1%
Canada	124,530	125,168	1.9	3.7	118,951	119,346	2.0	3.6
United Kingdom	49,100	49,673	0.8	1.5	46,293	45,550	0.7	1.4
United States	6,461,661	6,370,849	96.3	188.5	5,902,579	5,877,658	96.7	179.7
Total	$6,699,473	$6,610,610	100.0%	195.6%	$6,103,560	$6,079,019	100.0%	185.8%

North Haven Keystone LLC

North Haven Keystone LLC, a Delaware limited liability company, was formed as a joint venture (“NH Keystone”) between the Company and a large North American insurance company (the “JV Partner”), and commenced operations on September 25, 2025 and operates under a limited liability company agreement. NH Keystone’s principal purpose is to make investments, primarily in senior secured loans issued by middle-market companies. The Company and the JV Partner each agreed to contribute up to $500,000 and $75,000, respectively, to NH Keystone. The Company and the JV Partner have equal control of NH Keystone’s investment decisions and generally all other decisions in respect of NH Keystone must be approved by NH Keystone’s investment committee or board of directors, each of which consists of an equal number of representatives of the Company and the JV Partner.

As of December 31, 2025, the Company and the JV Partner made capital contributions of $85,438 and $12,812 in member's equity, respectively, to NH Keystone.

The following table presents the selected consolidated statements of assets and liabilities information of NH Keystone as of December 31, 2025:

December 31, 2025
Assets
Investments, at fair value (cost of $249,905)	$249,685
Cash	10,976
Other Assets	6,538
Total assets	267,199

Liabilities
Debt	153,000
Other liabilities	16,136
Total liabilities	$169,136

Total Members' Equity	$98,063

The following table presents the selected consolidated statements of operations information of NH Keystone for the period from September 25, 2025 (commencement of operations of NH Keystone) to December 31, 2025:

For the period Ended December 31,2025
Income
Investment income	$3,234
Expenses
Net operating expenses	1,866
Net investment income (loss)	$1,368
Total net realized and unrealized gain (loss)	(204)
Net increase (decrease) in members' equity resulting from operations	$1,164

Below is a summary of NH Keystone’s portfolio as of December 31, 2025:

December 31, 2025
Number of portfolio companies	44
Number of Industries	19
Weighted average yield on total portfolio, at cost(1)	8.8%
Weighted average yield on total portfolio, at fair value(1)	8.8%
Average position size of our investments	$5.67

1.
Computed as (a) the annual stated spread, plus reference rate, as applicable, plus the annual accretion of discounts, as applicable on all investments of NH Keystone divided by (b) total investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented herein.

Consolidated Schedule of Investments as of December 31, 2025

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Maturity Date	Par Amount/ Shares	Cost	Fair Value	Percentage of Members' equity
Debt Investments - non-controlled/non-affiliated
Aerospace & Defense
GB Eagle Buyer, Inc.	(3)	First Lien Debt	S +	4.50%	11/29/2030	8,569	$8,484	$8,484	8.65%
GB Eagle Buyer, Inc.	(3) (5)	First Lien Debt	S +	4.50%	11/29/2030	-	(10)	(10)	(0.01)
GB Eagle Buyer, Inc.	(3) (5)	First Lien Debt	S +	4.50%	11/29/2030	-	(13)	(13)	(0.01)
							8,461	8,461	8.63
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(3)	First Lien Debt	S +	4.75%	6/11/2027	6,982	6,982	6,947	7.08
Automobile Components
OEConnection, LLC	(3)	First Lien Debt	S +	4.50%	12/23/2032	1,866	1,857	1,857	1.89
OEConnection, LLC	(3) (5)	First Lien Debt	S +	4.50%	12/23/2032	-	(3)	(3)	(0.00)
OEConnection, LLC	(3) (5)	First Lien Debt	S +	4.50%	12/23/2032	-	(1)	(1)	(0.00)
							1,853	1,853	1.89
Automobiles
COP Collisionright Parent, LLC	(2)	First Lien Debt	S +	4.75%	1/29/2030	5,659	5,632	5,645	5.76
COP Collisionright Parent, LLC	(2) (5)	First Lien Debt	S +	4.75%	1/29/2030	68	64	66	0.07
COP Collisionright Parent, LLC	(2) (5)	First Lien Debt	S +	4.75%	1/29/2030	84	81	82	0.08
Vehlo Purchaser, LLC	(3)	First Lien Debt	S +	5.50%	5/24/2028	9,418	9,396	9,396	9.58
Vehlo Purchaser, LLC	(3)	First Lien Debt	S +	5.50%	5/24/2028	300	300	300	0.31
Vehlo Purchaser, LLC	(3) (5)	First Lien Debt	S +	5.50%	5/24/2028	-	(7)	-	-
							15,466	15,489	15.79
Banks
Computer Services, Inc.	(2)	First Lien Debt	S +	4.50%	11/17/2031	2,709	2,696	2,696	2.75
Computer Services, Inc.	(2) (5)	First Lien Debt	S +	4.50%	11/17/2031	-	(3)	(3)	(0.00)
							2,693	2,693	2.75
Commercial Services & Supplies
Astra Service Partners, LLC	(3)	First Lien Debt	S +	4.50%	11/26/2032	6,757	6,707	6,707	6.84
Astra Service Partners, LLC	(3) (5)	First Lien Debt	S +	4.50%	11/26/2032	-	(8)	(8)	(0.01)
Hercules Borrower, LLC	(3)	First Lien Debt	S +	4.75%	12/15/2028	6,983	6,983	6,913	7.05
VRC Companies, LLC	(2)	First Lien Debt	S +	5.50%	6/29/2027	4,445	4,445	4,445	4.53
VRC Companies, LLC	(2) (5)	First Lien Debt	S +	5.50%	6/29/2027	-	-	-	-
							18,127	18,057	18.41
Consumer Staples Distribution & Retail
PDI TA Holdings, Inc.	(3)	First Lien Debt	S +	5.50%	2/3/2031	6,446	6,446	6,348	6.47
PDI TA Holdings, Inc.	(3) (5)	First Lien Debt	S +	5.50%	2/3/2031	394	394	386	0.39
							6,840	6,734	6.87
Distributors
PT Intermediate Holdings III, LLC	(3)	First Lien Debt	S +	5.00% (incl. 1.75% PIK)	4/9/2030	6,642	6,642	6,642	6.77
PT Intermediate Holdings III, LLC	(3) (5)	First Lien Debt	S +	5.00% (incl. 1.75% PIK)	4/9/2030	-	-	-	-
							6,642	6,642	6.77
Diversified Consumer Services
Apex Service Partners, LLC	(2)	First Lien Debt	S +	5.00%	10/24/2030	6,561	6,561	6,557	6.69
Apex Service Partners, LLC	(2) (5)	First Lien Debt	S +	5.00%	10/24/2029	111	111	110	0.11
EVDR Purchaser, Inc.	(3)	First Lien Debt	S +	4.50%	2/14/2031	4,781	4,758	4,773	4.87
EVDR Purchaser, Inc.	(3) (5)	First Lien Debt	S +	4.50%	2/14/2031	-	-	(2)	(0.00)
EVDR Purchaser, Inc.	(3) (5)	First Lien Debt	S +	4.50%	2/14/2031	166	166	165	0.17
Project Accelerate Parent, LLC	(3)	First Lien Debt	S +	5.25%	2/24/2031	6,100	6,100	6,100	6.22
Project Accelerate Parent, LLC	(3) (5)	First Lien Debt	S +	5.25%	2/24/2031	-	-	-	-
Vertex Service Partners, LLC	(3) (5)	First Lien Debt	S +	6.00%	11/8/2030	6,255	6,130	6,126	6.25
Vertex Service Partners, LLC	(3) (5)	First Lien Debt	S +	6.00%	11/8/2030	154	144	144	0.15
							23,970	23,973	24.45
Electronic Equipment, Instruments & Components
Dwyer Instruments, Inc.	(3)	First Lien Debt	S +	4.75%	7/20/2029	4,200	4,179	4,179	4.26

Consolidated Schedule of Investments as of December 31, 2025

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Maturity Date	Par Amount/ Shares	Cost	Fair Value	Percentage of Members' equity
Dwyer Instruments, Inc.	(3) (5)	First Lien Debt	S +	4.75%	7/20/2029	104	102	102	0.10
Pamlico Avant Holdings, LP	(3)	First Lien Debt	S +	4.50%	12/31/2032	6,166	6,104	6,104	6.22
Pamlico Avant Holdings, LP	(3) (5)	First Lien Debt	S +	4.50%	12/31/2032	83	75	75	0.08
							10,460	10,460	10.67
Financial Services
Cerity Partners, LLC	(3)	First Lien Debt	S +	4.50%	7/28/2031	1,206	1,206	1,203	1.23
Cerity Partners, LLC	(3) (5)	First Lien Debt	S +	4.50%	7/28/2031	-	(3)	(3)	(0.00)
Cerity Partners, LLC	(3) (5)	First Lien Debt	S +	4.50%	7/28/2031	17	16	17	0.02
Trintech, Inc.	(2)	First Lien Debt	S +	5.50%	7/25/2029	6,421	6,390	6,388	6.51
Trintech, Inc.	(2) (5)	First Lien Debt	S +	5.50%	7/25/2029	161	158	158	0.16
							7,767	7,763	7.92
Ground Transportation
eShipping, LLC	(3)	First Lien Debt	S +	4.50%	12/23/2032	4,272	4,251	4,251	4.33
eShipping, LLC	(3) (5)	First Lien Debt	S +	4.50%	12/23/2032	-	(4)	(4)	(0.00)
eShipping, LLC	(3) (5)	First Lien Debt	S +	4.50%	12/23/2032	101	97	97	0.10
SV Newco 2, Inc.	(3) (5)	First Lien Debt	S +	4.75%	6/2/2031	5,643	5,627	5,635	5.75
SV Newco 2, Inc.	(3) (5)	First Lien Debt	S +	4.75%	6/2/2031	-	(4)	(2)	(0.00)
							9,967	9,977	10.17
Health Care Providers & Services
Invictus Buyer, LLC	(3)	First Lien Debt	S +	4.50%	6/3/2031	4,428	4,428	4,428	4.52
Invictus Buyer, LLC	(3) (5)	First Lien Debt	S +	4.50%	6/3/2031	-	-	-	-
Invictus Buyer, LLC	(3) (5)	First Lien Debt	S +	4.50%	6/3/2031	-	-	-	-
Pareto Health Intermediate Holdings, Inc.	(2)	First Lien Debt	S +	4.75%	6/3/2030	6,116	6,116	6,116	6.24
Pareto Health Intermediate Holdings, Inc.	(2) (5)	First Lien Debt	S +	4.75%	6/1/2029	-	-	-	-
PPV Intermediate Holdings, LLC	(3)	First Lien Debt	S +	5.75%	8/31/2029	6,982	6,982	6,965	7.10
TA Polaris Buyer, Inc.	(4)	First Lien Debt	S +	4.50%	12/13/2032	9,730	9,681	9,681	9.87
TA Polaris Buyer, Inc.	(4) (5)	First Lien Debt	S +	4.50%	12/13/2032	-	(10)	(10)	(0.01)
TA Polaris Buyer, Inc.	(4) (5)	First Lien Debt	S +	4.50%	12/13/2032	-	(6)	(6)	(0.01)
							27,191	27,174	27.71
Insurance Services
Galway Borrower, LLC	(3) (5)	First Lien Debt	S +	4.50%	9/29/2028	4,095	4,095	4,095	4.18
Galway Borrower, LLC	(3) (5)	First Lien Debt	S +	4.50%	9/29/2028	35	35	35	0.04
High Street Buyer, Inc.	(3)	First Lien Debt	S +	4.50%	4/14/2028	6,892	6,892	6,875	7.01
High Street Buyer, Inc.	(3) (5)	First Lien Debt	S +	4.50%	4/16/2027	-	-	-	-
Iris Specialty Acquisiton, LLC	(4)	First Lien Debt	S +	4.50%	11/22/2032	8,824	8,780	8,780	8.95
Iris Specialty Acquisiton, LLC	(4) (5)	First Lien Debt	S +	4.50%	11/22/2032	-	(4)	(4)	(0.00)
Iris Specialty Acquisiton, LLC	(4) (5)	First Lien Debt	S +	4.50%	11/22/2032	-	(6)	(6)	(0.01)
One, Inc. Software Corporation	(3)	First Lien Debt	S +	4.50%	12/6/2032	7,745	7,668	7,668	7.82
One, Inc. Software Corporation	(3) (5)	First Lien Debt	S +	4.50%	12/6/2032	-	(15)	(15)	(0.02)
One, Inc. Software Corporation	(3) (5)	First Lien Debt	S +	4.50%	12/6/2032	-	(6)	(6)	(0.01)
Patriot Growth Insurance Services, LLC	(3)	First Lien Debt	S +	5.00%	10/14/2028	6,909	6,909	6,909	7.05
Patriot Growth Insurance Services, LLC	(3) (5)	First Lien Debt	S +	5.00%	10/16/2028	-	-	-	-
							34,348	34,331	35.01
IT Services
Cyber US Bidco, LLC	(3)	First Lien Debt	S +	5.00%	12/30/2032	5,076	5,026	5,026	5.13
Cyber US Bidco, LLC	(3) (5)	First Lien Debt	S +	5.00%	12/30/2032	-	(5)	(5)	(0.01)
Cyber US Bidco, LLC	(3) (5)	First Lien Debt	S +	5.00%	12/30/2032	-	(4)	(4)	(0.00)
Redwood Services Group, LLC	(3) (5)	First Lien Debt	S +	5.25%	6/15/2029	6,809	6,773	6,774	6.91
							11,790	11,791	12.02
Multi-Utilities
AWP Group Holdings, Inc.	(2)	First Lien Debt	S +	4.50%	12/23/2030	5,117	5,117	5,117	5.22
AWP Group Holdings, Inc.	(2) (5)	First Lien Debt	S +	4.50%	12/23/2030	1,022	1,022	1,022	1.04
AWP Group Holdings, Inc.	(2) (5)	First Lien Debt	S +	4.50%	12/23/2030	284	284	284	0.29

Consolidated Schedule of Investments as of December 31, 2025

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Maturity Date	Par Amount/ Shares	Cost	Fair Value	Percentage of Members' equity
							6,423	6,423	6.55
Pharmaceuticals
Specialty Pharma III, Inc.		First Lien Debt	P +	4.75%	12/23/2032	5,559	5,531	5,531	5.64
Specialty Pharma III, Inc.	(5)	First Lien Debt	P +	4.75%	12/23/2032	-	(4)	(4)	(0.00)
							5,527	5,527	5.64
Professional Services
Accordion Partners, LLC	(3)	First Lien Debt	S +	5.00%	11/17/2031	6,034	6,019	6,019	6.14
Accordion Partners, LLC	(3) (5)	First Lien Debt	S +	5.00%	11/17/2031	-	(11)	(11)	(0.01)
Accordion Partners, LLC	(3) (5)	First Lien Debt	S +	5.00%	11/17/2031	-	(4)	-	-
Aprio Advisory Group, LLC	(3) (5)	First Lien Debt	S +	4.75%	8/1/2031	-	(24)	(24)	(0.02)
Aprio Advisory Group, LLC	(3) (5)	First Lien Debt	S +	4.75%	8/1/2031	-	(4)	(4)	(0.00)
Bridgepointe Technologies, LLC	(2) (5)	First Lien Debt	S +	5.00%	12/31/2027	6,978	6,958	6,978	7.12
Verdantas, LLC	(3) (5)	First Lien Debt	S +	4.75%	5/6/2031	-	(16)	(16)	(0.02)
Verdantas, LLC	(3) (5)	First Lien Debt	S +	4.75%	5/6/2030	-	(6)	-	-
							12,912	12,942	13.20
Software
Archduke Buyer, Inc.	(4)	First Lien Debt	S +	5.50%	12/3/2032	5,688	5,631	5,631	5.74
Archduke Buyer, Inc.	(4) (5)	First Lien Debt	S +	5.50%	12/3/2032	-	(4)	(4)	(0.00)
AuditBoard, Inc.	(3)	First Lien Debt	S +	4.50%	7/14/2031	3,429	3,403	3,403	3.47
Everbridge Holdings, LLC	(3)	First Lien Debt	S +	5.00%	7/2/2031	4,908	4,908	4,908	5.00
Everbridge Holdings, LLC	(3) (5)	First Lien Debt	S +	5.00%	7/2/2031	578	578	578	0.59
Everbridge Holdings, LLC	(3) (5)	First Lien Debt	S +	5.00%	7/2/2031	-	-	-	-
Optimizely North America, Inc.	(3)	First Lien Debt	S +	5.00%	10/30/2031	6,352	6,259	6,225	6.35
Optimizely North America, Inc.	(3) (5)	First Lien Debt	S +	5.00%	10/30/2031	-	(9)	(13)	(0.01)
Riskonnect Parent, LLC	(3) (5)	First Lien Debt	S +	4.75%	12/7/2028	6,118	6,118	6,118	6.24
Riskonnect Parent, LLC	(3) (5)	First Lien Debt	S +	4.75%	12/7/2028	73	73	73	0.07
Vanco Payment Solutions, LLC	(3)	First Lien Debt	S +	4.75%	12/1/2031	5,587	5,532	5,532	5.64
Vanco Payment Solutions, LLC	(3) (5)	First Lien Debt	S +	4.75%	12/1/2031	-	(3)	(3)	(0.00)
							32,486	32,448	33.09
Total Portfolio Investments							$249,905	$249,685	254.62%

(1)

Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either CORRA ("C") or EURIBOR ("E") or SOFR ("S") or SONIA ("SA")or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), which generally resets periodically.

(2)	Loan includes interest rate floor of 1.00%.
(3)	Loan includes interest rate floor of 0.75%.
(4)	Loan includes interest rate floor of 0.50%.
(5)

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

Level 3—inputs to the valuation methodology are unobservable and significant to the overall fair value measurement and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. The types of financial instruments in this category include investments in privately held entities, first and second lien debt, non-investment grade residual interests in securitizations and certain over-the-counter derivatives where the fair value is based on unobservable inputs.

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

Investment performance data utilized will be the most recently available as of the measurement date, which in many cases may reflect up to a one quarter lag in information.

The Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.

The following tables present the fair value hierarchy of the investments as of:

	December 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$530,125	$5,894,570	$6,424,695	$—	$555,530	$5,442,166	$5,997,696
Second Lien Debt	—	15,887	16,136	32,023	—	14,659	2,112	16,771
Other Debt Investments	—	—	11,564	11,564	—	—	6,520	6,520
Equity	—	2,037	55,015	57,052	—	2,037	55,995	58,032
Total Investments	$—	$548,049	$5,977,285	$6,525,334	$—	$572,226	$5,506,793	$6,079,019
Investment measured at net asset value (1)				$85,276				$—
Total Investments				$6,610,610				$6,079,019
Cash and cash equivalents	$199,865	$—	$—	$199,865	$159,788	$—	$—	$159,788
Unaffiliated money market	$38,403	$—	$—	$38,403	$58,216	$—	$—	$58,216

(1)
The Company, as a practical expedient, estimates the fair value of its investment in North Haven Keystone, LLC using the net asset value of the Company’s members’ interest in the entity. As such, the fair value has not been classified within the fair value hierarchy.

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the years ended December 31, 2025:

	First Lien Debt	Second Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$5,442,166	$2,112	$6,520	$55,995	$5,506,793
Purchases of investments(1)	1,658,225	13,407	4,468	7,584	1,683,684
Proceeds from principal repayments and sales of investments(1)	(1,188,702)	—	—	(9,722)	(1,198,424)
Accretion of discount/amortization of premium	23,843	1	98	—	23,942
Payment-in-kind	18,633	616	990	5,425	25,664
Net change in unrealized appreciation (depreciation)	(48,017)	—	(512)	(7,540)	(56,069)
Net realized gains (losses)	(13,647)	—	—	3,273	(10,374)
Transfers into/out of Level 3 (3)	2,069	—	—	—	2,069
Fair value, end of period	$5,894,570	$16,136	$11,564	$55,015	$5,977,285

Net change in unrealized appreciation (depreciation) from investments still held as of December 31, 2025	$(44,758)	$—	$(512)	$(7,448)	$(52,718)

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

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the years ended December 31, 2024:

	First Lien Debt	Second Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$2,710,858	$21,708	$2,484	$33,352	$2,768,402
Purchases of investments(1)	3,384,782	2,406	3,537	17,351	3,408,076
Proceeds from principal repayments and sales of investments(2)	(659,416)	(17,500)	—	(173)	(677,089)
Accretion of discount/amortization of premium	18,946	393	66	—	19,405
Payment-in-kind	13,294	45	350	5,753	19,442
Net change in unrealized appreciation (depreciation)	2,740	5,565	83	(106)	8,282
Net realized gains (losses)	(10,979)	(10,505)	—	(182)	(21,666)
Transfers into/out of Level 3 (3)	(18,059)	—	—	—	(18,059)
Fair value, end of period	$5,442,166	$2,112	$6,520	$55,995	$5,506,793

Net change in unrealized appreciation (depreciation) from investments still held as of December 31, 2024	$2,440	$4,893	$83	$(106)	$7,310

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

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of December 31, 2025 and December 31, 2024, respectively. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	December 31, 2025
	Fair	Valuation	Significant Unobservable	Range (1)		Weighted
	Value	Technique (2)	Input	Low	High	Average (3)
Investments in first lien debt	$5,844,425	Yield Analysis	Discount Rate	7.48%	39.21%	9.25%
	50,145	Market Approach	EBITDA Multiple	6.25x	10.00x	8.31x
Investments in second lien debt	1,461	Yield Analysis	Discount Rate	12.27%	12.75%	12.38%
	14,675	Market Approach	EBITDA Multiple	7.75x	10.00x	7.86x
Other debt	6,667	Yield Analysis	Discount Rate	13.70%	14.95%	14.36%
	4,897	Market Approach	EBITDA Multiple	6.25x	7.75x	7.75x
Preferred equity	30,136	Income Approach	Discount Rate	12.09%	15.66%	13.55%
	12,439	Market Approach	EBITDA Multiple	7.75x	15.43x	12.99x
Common equity	6,693	Market Approach	Revenue Multiple	5.00x	22.25x	17.25x
	5,747	Market Approach	EBITDA Multiple	1.20x	24.60x	11.61x
Total Investments	$5,977,285

(1)
For an asset category that contains a single investment, the range is not included.
(2)
During the years ended December 31, 2025, two preferred equity positions with a combined fair value of $9.2 million transitioned from an income approach to a market approach valuation technique, four debt investments with a combined fair value of $45.2 million transitioned from a yield analysis to market approach valuation technique.
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

Financial instruments disclosed but not carried at fair value

The Company’s debt is presented at carrying value on the Consolidated Statements of Financial Condition. The fair value of the Company’s credit facilities and unsecured notes are estimated in accordance with the Company’s valuation policy. The carrying value and fair value of the Company’s debt were as follows:

	December 31, 2025			December 31, 2024
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
ING Facility	3	$254,537	$254,537	$313,352	$313,352
Wells Funding Facility	3	497,250	497,250	381,250	381,250
CBNA Funding Facility	3	225,000	225,000	93,750	93,750
JPM Funding Facility	3	744,073	744,073	614,073	614,073
Series A 2026 Notes(1)(6)	3	—	—	203,112	202,899
Series A 2028 Notes(1)(6)	3	145,151	146,080	144,986	143,487
Series B 2026 Notes(2)(6)	3	106,745	106,683	106,345	106,170
Series B 2028 Notes(2)(6)	3	127,227	128,152	126,945	125,503
Series C 2027 Notes(3)(6)	3	135,966	137,638	135,515	137,188
Series C 2029 Notes(3)(6)	3	162,425	167,204	162,094	164,336
Series D 2027 Notes(4)(6)	3	99,390	100,272	99,007	99,146
Series D 2029 Notes(4)(6)	3	198,349	200,709	197,890	196,159
2030 Notes(5)	3	294,837	294,837	293,686	293,686
2028 Notes(7)	3	294,582	294,080	—	—
Total		$3,285,532	$3,296,515	$2,872,005	$2,870,999

(1)
The carrying value of the Company’s Series A 2026 Notes and Series A 2028 Notes (each as defined below) was presented net of unamortized debt issuance costs of $0 and $849, respectively, as of December 31, 2025, and $888 and $1,014, respectively, as of December 31, 2024.
(2)
The carrying value of the Company’s Series B 2026 Notes and Series B 2028 Notes (each as defined below) was presented net of unamortized debt issuance costs of $255 and $773, respectively, as of December 31, 2025, and $655 and $1,055, respectively, as of December 31, 2024.
(3)
The carrying value of the Company’s Series C 2027 Notes and Series C 2029 Notes (each as defined below) was presented net of unamortized debt issuance costs of $534 and $1,075, respectively, as of December 31, 2025, and $985 and $1,406, respectively, as of December 31, 2024.
(4)
The carrying value of the Company’s Series D 2027 Notes and Series D 2029 Notes (each as defined below) was presented net of unamortized debt issuance costs of $610 and $1,651, respectively, as of December 31, 2025, and $993 and $2,110, respectively, as of December 31, 2024.

(5)
The carrying value of the Company’s 2030 Notes (as defined below) was presented net of unamortized debt issuance cost of $3,080, as of December 31, 2025, and $3,721 as of December 31, 2024. The carrying value of the Company’s 2030 Notes (as defined below) was presented net of unamortized original issue discount of $2,083, as of December 31, 2025, and $2,587 as of December 31, 2024.
(6)
Inclusive of change in fair market value of effective hedge.
(7)
The carrying value of the Company’s 2028 Notes (as defined below) was presented net of unamortized debt issuance costs and unamortized original issue discount of $3,488, and $1,930, respectively, as of December 31, 2025.

The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.

(6) DEBT

The Company’s outstanding debt obligations were as follows:

	December 31, 2025			December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
ING Facility(1)	$1,350,000	$254,537	$1,094,850	$1,350,000	$313,352	$1,036,036
Wells Funding Facility	900,000	497,250	402,750	900,000	381,250	518,750
CBNA Funding Facility	375,000	225,000	150,000	375,000	93,750	281,250
JPM Funding Facility	1,200,000	744,073	455,927	1,200,000	614,073	585,927
Series A 2026 Notes(2)	—	—	—	204,000	204,000	—
Series A 2028 Notes(2)	146,000	146,000	—	146,000	146,000	—
Series B 2026 Notes(3)	107,000	107,000	—	107,000	107,000	—
Series B 2028 Notes(3)	128,000	128,000	—	128,000	128,000	—
Series C 2027 Notes(4)	136,500	136,500	—	136,500	136,500	—
Series C 2029 Notes(4)	163,500	163,500	—	163,500	163,500	—
Series D 2027 Notes(5)	100,000	100,000	—	100,000	100,000	—
Series D 2029 Notes(5)	200,000	200,000	—	200,000	200,000	—
2030 Notes(6)	300,000	300,000	—	300,000	300,000	—
2028 Notes(7)	300,000	300,000	—	—	—	—
Total	$5,406,000	$3,301,860	$2,103,527	$5,310,000	$2,887,425	$2,421,963

(1)
As of December 31, 2025 and December 31, 2024, letters of credit of $613 and $613, respectively, were outstanding, which reduced the unused availability under the ING Facility by the same amount. Under the ING Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of December 31, 2025 and December 31, 2024, the Company had borrowings denominated in Euros (EUR) of 12,216 and 12,216. As of December 31, 2025 and December 31, 2024, the Company had borrowings denominated in Canadian dollars (CAD) of 5,800 and 2,800, respectively. As of December 31, 2025 and December 31, 2024, the Company had borrowings denominated in British Pound (GBP) of 2,200 and 2,200, respectively.
(2)
The carrying value of the Company’s Series A 2026 Notes and Series A 2028 Notes was presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $0 and $849, respectively, as of December 31, 2025 and $888 and $1,014, respectively, as of December 31, 2024.
(3)
The carrying value of the Company’s Series B 2026 Notes and Series B 2028 Notes was presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $255 and $773, respectively, as of December 31, 2025 and $655 and $1,055, respectively, as of December 31, 2024.
(4)
The carrying value of the Company’s Series C 2027 Notes and Series C 2029 Notes was presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $534 and $1,075, respectively, as of December 31, 2025 and $985 and $1,406, respectively, as of December 31, 2024.
(5)
The carrying value of the Company’s Series D 2027 Notes and Series D 2029 Notes was presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $610 and $1,651, respectively, as of December 31, 2025 and $993 and $2,110, respectively, as of December 31, 2024.
(6)
The carrying value of the Company’s 2030 Notes was presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $3,080, as of December 31, 2025 and $3,721, as of December 31, 2024.
(7)
The carrying value of the Company’s 2028 Notes was presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $3,488 as of December 31, 2025.

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Combined weighted average interest rate (1)	6.94%	8.04%	7.72%
Combined weighted average effective interest rate(2)	7.44%	8.51%	8.19%
Combined weighted average debt outstanding	$3,079,014	$1,811,974	$844,373

(1)
Excludes unused commitment fees, amortization of financing costs, accretion of original issue discount and net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items.
(2)
Excludes unused commitment fees.

As of December 31, 2025, and December 31, 2024, the Company was in compliance with all covenants and other requirements of each of the credit facilities, debt securitizations and each of the respective unsecured notes.

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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Borrowings under the ING Facility bear interest at a per annum rate equal to, (x) for loans for which the Company elects the base rate option, the “alternate base rate” (which is the highest of (a) the prime rate as publicly announced by The Wall Street Journal, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions, as published by the Federal Reserve Bank of New York plus (ii) 0.5%, and (c) one month SOFR plus 1% per annum) plus 0.875%, and (y) for loans for which the Company elects the SOFR option, the applicable SOFR rate for the related interest period for such borrowing plus 1.875% per annum. The Company pays an unused fee of 0.375% per annum on the daily unused amount of the revolver commitments. As of December 31, 2025, the Company was in compliance with all covenants and other requirements of the ING Facility.

The summary information of the ING Facility is as follows:

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Borrowing interest expense	$13,022	$9,706	$10,612
Facility unused commitment fees	4,338	3,769	2,901
Amortization of deferred financing costs	2,111	1,666	1,208
Total	$19,471	$15,141	$14,721
Weighted average interest rate	6.11%	7.05%	6.46%
Weighted average effective interest rate	7.10%	8.25%	7.19%
Weighted average outstanding balance	$210,136	$135,437	$162,063

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

The obligations of Financing SPV under the Wells Funding Facility are secured by all of the assets held by Financing SPV, including the Loans contributed or transferred by the Company to Financing SPV. The Wells Funding Facility is a revolving funding facility with a reinvestment period ending September 12, 2028 and a final maturity date of September 12, 2030. Subject to certain conditions, the reinvestment period and final maturity are both subject to a one-year extension. Advances under the Wells Funding Facility are available in US dollars, pound sterling, Euros or Canadian dollars, or Australian dollars, and subject to certain exceptions, the interest charged on the Wells Funding Facility is based on Daily Simple SOFR (Dollar), SONIA (GBP), EURIBOR (Euros), CORRA (Canadian dollars), BBSY (Australian dollars) or as applicable (or, if any such reference rate is not available, a benchmark replacement or a “base rate” (which is the greater of a prime rate and the federal funds rate plus 1.50%), as applicable), plus a margin equal to 1.90%. SONIA, EURIBOR, CORRA and BBSY are subject to a floor of zero. Under the Wells Agreements, the Company and Financing SPV, as applicable, have made representations and warranties regarding the Loans, as well as their businesses, and are required to comply with various covenants, servicing procedures, limitations on disposition of Loans, reporting requirements and other customary requirements for similar revolving funding facilities. The Loan and Servicing Agreement includes usual and customary events of default for revolving funding facilities of this nature, including allowing Wells, upon a default, to accelerate and foreclose on the Loans and to pursue the rights under the Loans directly with the obligors thereof. As of December 31, 2025, the Company was in compliance with all covenants and other requirements of the Wells Funding Facility.

The summary information of the Wells Funding Facility is as follows:

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Borrowing interest expense	$23,270	$19,958	$21,912
Facility unused commitment fees	4,769	6,093	3,035
Amortization of deferred financing costs	2,178	1,768	1,346
Total	$30,217	$27,819	$26,293
Weighted average interest rate	6.42%	7.41%	7.68%
Weighted average effective interest rate	7.02%	8.07%	8.15%
Weighted average outstanding balance	$357,450	$264,803	$281,406

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

The obligations of Financing II SPV under the CBNA Funding Facility are secured by all of the assets held by Financing II SPV, including the Loans contributed or transferred by the Company to Financing II SPV. The CBNA Funding Facility is a revolving funding facility with a reinvestment period ending July 10, 2027 and a final maturity date of July 10, 2029. Advances under the CBNA Funding Facility are available in US dollars, and subject to certain exceptions, the interest charged on the CBNA Funding Facility is based on Term SOFR (or, if such reference rate is not available, a benchmark replacement or a “base rate” (which is the greatest of the Daily SOFR Rate, a prime rate, and the federal funds rate plus 0.50%), as applicable), plus a margin equal to (i) 2.25% during the reinvestment period or (ii) 2.90% after the reinvestment period. Term SOFR is subject to a floor of zero. Under the CBNA Agreements, the Company and Financing II SPV, as applicable, have made representations and warranties regarding the Loans, as well as their businesses, and are required to comply with various covenants, servicing procedures, limitations on disposition of Loans, reporting requirements and other customary requirements for similar revolving funding facilities. The Loan and Security Agreement includes usual and customary events of default for revolving funding facilities of this nature, including allowing CBNA, upon a default, to accelerate and foreclose on the Loans and to pursue the rights under the Loans directly with the obligors thereof. As of December 31, 2025, the Company was in compliance with all covenants and other requirements of the CBNA Funding Facility.

The summary information of the CBNA Funding Facility is as follows:

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023(1)
Borrowing interest expense	$12,113	$5,238	$304
Facility unused commitment fees	965	1,419	668
Amortization of deferred financing costs	1,096	900	214
Total	$14,174	$7,557	$1,186
Weighted average interest rate	6.47%	7.53%	8.18%
Weighted average effective interest rate	7.06%	8.82%	9.16%
Weighted average outstanding balance	$184,572	$68,428	$12,070

JPM Funding Facility

On July 15, 2024, following the consummation of the SLIC Acquisition, the Company became party to and assumed SLIC’s obligations under the Amended and Restated Loan and Security Agreement, initially dated as of November 24, 2021 (as amended, the “JPM Funding Facility”), among SLIC Financing SPV, the Company, as successor by merger to SLIC, as parent and servicer, U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary, JP Morgan Chase Bank, N.A., as administrative agent (“JPM”), the lenders party thereto, and the issuing banks party thereto. Pursuant to the JPM Facility, JPM has agreed to extend credit to SLIC Financing SPV in an aggregate principal amount, as of December 31, 2025, of up to $1,200,000 at any one time outstanding.

The JPM Funding Facility is a revolving funding facility with a reinvestment period ending September 15, 2028 (or upon the occurrence of certain events as specified therein) and a final maturity date of September 15, 2030. Advances under the JPM Funding Facility are available in U.S. dollars and other permitted currencies. As of December 31, 2025, the interest charged on the JPM Funding Facility is based on SOFR (or, if SOFR is not available, a benchmark replacement or a “base rate” (which is the greater of a prime rate and the federal funds rate plus 0.50%), as applicable), Daily Simple RFR, EURIBOR, Adjusted Term CORRA, or the AUD Screen Rate, as applicable, plus a margin of 1.90%, as set forth in the JPM Funding Facility. As of December 31, 2025, the Company was in compliance with all covenants and other requirements of the JPM Funding Facility.

The summary information of the JPM Funding Facility is as follows:

	For the Year Ended
	December 31, 2025	December 31, 2024(1)	December 31, 2023
Borrowing interest expense	$49,625	$19,039	N/A
Facility unused commitment fees	3,283	2,262	N/A
Amortization of deferred financing costs	2,524	1,178	N/A
Total	$55,432	$22,479	N/A
Weighted average interest rate	6.36%	7.18%	N/A
Weighted average effective interest rate	6.68%	7.63%	N/A
Weighted average outstanding balance	$769,692	$561,414	N/A

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

The Series A Notes were delivered and paid for on March 16, 2023, subject to certain customary closing conditions. The Series A 2026 Notes have a fixed interest rate of 8.10% per year and will mature on March 16, 2026 unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the March 2023 NPA. The Series A 2028 Notes have a fixed interest rate of 8.13% per year and will mature on March 16, 2028 unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the March 2023 NPA. Interest on the Series A Notes is due semiannually in March and September of each year. Subject to the terms of the March 2023 NPA, the Company may redeem the Series A 2026 Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if redeemed on or before December 16, 2025, a make-whole premium, and the Company may redeem the Series A 2028 Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if redeemed on or before December 16, 2027, a make-whole premium. The Company’s obligations under the March 2023 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. As of December 31, 2025, the Company was in compliance with all covenants and other requirements of the Series A Notes.

In connection with the Series A Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the Series A 2026 Notes, the Company receives a fixed interest rate of 8.10% per annum and pays a floating interest rate of SOFR + 6.96% per annum on $204,000 notional amount of the Series A 2026 Notes. Under the interest rate swap agreement related to the Series A 2028 Notes, the Company receives a fixed interest rate of 8.13% per annum and pays a floating interest rate of SOFR + 4.88% per annum on $146,000 notional amount of the Series A 2028 Notes. The interest rate swaps related to the Series A 2026 Notes and Series A 2028 Notes mature on March 16, 2026 and March 16, 2028, respectively. The interest expense related to the Series A Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company's Consolidated Statements of Operations. As of December 31, 2025, the interest rate swap had a fair value of $(477) related to the Series A 2028 Notes. Based on the fair value measurement hierarchy, the swaps are classified as Level 3 investments. Depending on the nature of the balance at period end, the fair value of the interest rate swaps are either included as a component of "accrued expenses and other liabilities" or "prepaid expenses and other assets" on the Company's Consolidated Statements of Financial Condition. The change in fair value of the interest rate swaps is offset by the change in fair value of the Series A 2028 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. The Company designated the interest rate swap on the Series A 2028 Notes as the hedging instrument in a qualifying hedge accounting relationship.

The Series A 2026 Notes were redeemed in full by the Company pursuant to the March 2023 NPA on December 17, 2025. The interest rate swap in relation to the Series A 2026 Notes was terminated in conjunction with the repayment of the Series A 2026 Notes.

The summary information of the Series A 2026 Notes is as follows:

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Borrowing interest expense	$16,053	$17,282	$13,082
Amortization of debt issuance costs	736	739	593
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	1,110	(15)	N/A
Total	$17,899	$18,006	$13,675
Stated interest rate	8.10%	8.10%	8.10%
Weighted average effective interest rate	9.13%	8.47%	8.10%

The summary information of the Series A 2028 Notes is as follows:

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Borrowing interest expense	$12,020	$12,493	$9,397
Amortization of debt issuance costs	316	318	260
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	639	6	N/A
Total	$12,975	$12,817	$9,657
Stated interest rate	8.13%	8.13%	8.13%
Weighted average effective interest rate	8.89%	8.56%	8.13%

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

The Series B 2026 Notes have a fixed interest rate of 8.84% per year and the Series B 2028 Notes have a fixed interest rate of 8.88% per year, subject to a step up to the extent a Below Investment Grade Event (as defined in the August 2023 NPA) or a Secured Debt Ratio Event (as defined in the August 2023 NPA) occurs. The Series B 2026 Notes will mature on August 10, 2026 and the Series B 2028 Notes will mature on August 10, 2028, unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the August 2023 NPA. Interest on the Series

B Notes is due semiannually in March and September of each year, beginning in March 2024. In addition, the Company is obligated to offer to repay the Series B Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the August 2023 NPA, the Company may redeem the Series B Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if the Series B 2026 Notes are redeemed on or before May 10, 2026 or the Series B 2028 Notes are redeemed on or before May 10, 2028, a make-whole premium. As of December 31, 2025, the Company was in compliance with all covenants and other requirements of the Series B Notes.

In connection with the Series B Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the Series B 2026 Notes, the Company receives a fixed interest rate of 8.84% per annum and pays a floating interest rate of SOFR + 6.12% per annum on $107,000 notional amount of the Series B 2026 Notes. Under the interest rate swap agreement related to the Series B 2028 Notes, the Company receives a fixed interest rate of 8.88% per annum and pays a floating interest rate of SOFR + 5.56% per annum on $128,000 notional amount of the Series B 2028 Notes. The interest rate swaps related to the Series B 2026 Notes and Series B 2028 Notes mature on August 10, 2026 and August 10, 2028, respectively. The interest expense related to the Series B Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company's Consolidated Statements of Operations. As of December 31, 2025, the interest rate swaps had a fair value of $(578) and $(365), respectively, related to the Series B 2026 Notes and Series B 2028 Notes. Based on the fair value measurement hierarchy, the swaps are classified as Level 3 investments. Depending on the nature of the balance at period end, the fair value of the interest rate swaps are either included as a component of "accrued expenses and other liabilities" or "prepaid expenses and other assets" on the Company's Consolidated Statements of Financial Condition. The change in fair value of the interest rate swaps is offset by the change in fair value of the Series B Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

The change in fair value of the interest rate swap on the Series B 2026 Notes is included as a component of interest expense and other financing on the Consolidated Statements of Operations. The interest rate swap on the Series B 2026 Notes does not qualify for hedge accounting treatment.

The summary information of the Series B 2026 Notes is as follows:

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Borrowing interest expense	$9,557	$9,878	$3,705
Amortization of debt issuance costs	414	409	155
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	311	(3)	N/A
Total	$10,282	$10,284	$3,860
Stated interest rate	8.84%	8.84%	8.84%
Weighted average effective interest rate	9.61%	9.23%	8.84%

The summary information of the Series B 2028 Notes is as follows:

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Borrowing interest expense	$11,501	$11,917	$4,452
Amortization of debt issuance costs	294	293	111
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	580	11	N/A
Total	$12,375	$12,221	$4,563
Stated interest rate	8.88%	8.88%	8.88%
Weighted average effective interest rate	9.67%	9.31%	8.88%

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

The Series C 2027 Notes have a fixed interest rate of 8.92% per year and the Series C 2029 Notes have a fixed interest rate of 9.07% per year, subject to a step up to the extent a Below Investment Grade Event (as defined in the December 2023 NPA) or a Secured Debt Ratio Event (as defined in the December 2023 NPA) occurs. The Series C 2027 Notes will mature on March 1, 2027 and the Series C 2029 Notes will mature on March 1, 2029, unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the December 2023 NPA. Interest on the Series C Notes is due semiannually in March and September of each year, beginning in March 2024. In addition, the Company is obligated to offer to repay the Series C Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the December 2023 NPA, the Company may redeem the Series C Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if the Series C 2027 Notes are redeemed on or before December 1, 2026 or the Series C 2029 Notes are redeemed on or before December 1, 2028, a make-whole premium. As of December 31, 2025, the Company was in compliance with all covenants and other requirements of the Series C Notes.

In connection with the Series C Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the Series C 2027 Notes, the Company receives a fixed interest rate of 8.92% per annum and pays a floating interest rate of SOFR + 4.49% per annum on $136,500 notional amount of the Series C 2027 Notes. Under the interest rate swap agreement related to the Series C 2029 Notes, the Company receives a fixed interest rate of 9.07% per annum and pays a floating interest rate of SOFR + 4.77% per annum on $163,500 notional amount of the Series C 2029 Notes. The interest rate swaps related to the Series C 2027 Notes and Series C 2029 Notes mature on March 1, 2027 and March 1, 2029, respectively. The interest expense related to the Series C Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company's Consolidated Statements of Operations. As of December 31, 2025, the interest rate swaps had a fair value of $1,481 and $4,128, respectively, related to the Series C 2027 Notes and Series C 2029 Notes. Based on the fair value measurement hierarchy, the swaps are classified as Level 3 investments. Depending on the nature of the balance at period end, the fair value of the interest rate swaps is either included as a component of “accrued expenses and other liabilities” or “prepaid expenses and other assets” on the Company's Consolidated Statements of Financial Condition. Depending on the nature of the balance at period end, the fair value of the interest rate swaps is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company's Consolidated Statements of Financial Condition. The change in fair value of the interest rate swaps are offset by the change in fair value of the Series C Notes, with the remaining difference included as a component of interest expense and other financing on the Consolidated Statements of Operations. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

The summary information of the Series C 2027 Notes is as follows:

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Borrowing interest expense	$12,055	$13,419	$1,193
Amortization of debt issuance costs	458	458	37
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	(289)	205	(260)
Total	$12,224	$14,082	$970
Stated interest rate	8.92%	8.92%	8.92%
Weighted average effective interest rate	8.96%	9.83%	8.92%

The summary information of the Series C 2029 Notes is as follows:

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Borrowing interest expense	$14,904	$16,539	$1,470
Amortization of debt issuance costs	339	340	27
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	(321)	647	(749)
Total	$14,922	$17,526	$748
Stated interest rate	9.07%	9.07%	9.07%
Weighted average effective interest rate	9.13%	10.12%	9.07%

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

The Series D 2027 Notes have a fixed interest rate of 6.84% per year and the Series D 2029 Notes have a fixed interest rate of 6.91% per year, subject to a step up to the extent a Below Investment Grade Event (as defined in the Note Purchase Agreement) or a Secured Debt Ratio Event (as defined in the Note Purchase Agreement) occurs. The Series D 2027 Notes will mature on August 5, 2027 and the Series D 2029 Notes will mature on August 5, 2029, unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the Note Purchase Agreement. Interest on the Series D Notes is due semiannually in March and September of each year, beginning in September 2024. In addition, the Company is obligated to offer to repay the Series D Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the Note Purchase Agreement, the Company may redeem the Series D Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if the Series D 2027 Notes are redeemed on or before May 5, 2027 or the Series D 2029 Notes are redeemed on or before May 5, 2029, a make-whole premium. As of December 31, 2025, the Company was in compliance with all covenants and other requirements of the Series D Notes.

In connection with the Series D 2027 Notes and Series D 2029 Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the Series D 2027 Notes, the Company receives a fixed interest rate of 6.84% per annum and pays a floating interest rate of SOFR + 3.46% per annum on $100,000 of the Series D 2027 Notes. Under the interest rate swap agreement related to the Series D 2029 Notes, the Company receives a fixed interest rate of 6.91% per annum and pays a floating interest rate of SOFR + 3.48% per annum on $200,000 of the Series D 2029 Notes. As of December 31, 2025, the interest rate swaps had a fair value of $(3) and $(148), respectively, related to the Series D 2027 Notes and Series D 2029 Notes. Based on the fair value measurement hierarchy, the swaps are classified as Level 3 investments. Depending on the nature of the balance at period end, the fair value of the interest rate swaps is either included as a component of “accrued expenses and other liabilities” or “prepaid expenses and other assets” on the Company's Consolidated Statements of Financial Condition. The change in fair value of the interest rate swaps are offset by the change in fair value of the Series D Notes, with the remaining difference included as a component of interest and other financing expense on the Consolidated Statements of Operations. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

The summary information of the Series D 2027 Notes is as follows:

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Borrowing interest expense	$6,840	$2,774	N/A
Amortization of debt issuance costs	383	156	N/A
Net change in unrealized appreciation (depreciation) on effective interest rate swaps and hedged items	269	6	N/A
Total	$7,492	$2,936	N/A
Stated interest rate	6.84%	6.84%	N/A
Weighted average effective interest rate	7.49%	6.84%	N/A

The summary information of the Series D 2029 Notes is as follows:

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Borrowing interest expense	$13,820	$5,605	N/A
Amortization of debt issuance costs	459	187	N/A
Net change in unrealized appreciation (depreciation) on effective interest rate swaps and hedged items	834	24	N/A
Total	$15,113	$5,816	N/A
Stated interest rate	6.91%	6.91%	N/A
Weighted average effective interest rate	7.56%	6.91%	N/A

The 2030 Notes

On October 1, 2024, the Company issued $300,000 in aggregate principal amount of 5.750% notes due 2030 (the “2030 Notes”), pursuant to a Base Indenture dated October 1, 2024 (the “Base Indenture”) between the Company and US Bank Trust Company, National Association (the “Trustee”), as supplemented by the First Supplemental Indenture dated October 1, 2024 (the “First Supplemental Indenture” and together with the Base Indenture, the “February 2030 Notes Indenture”). As of December 31, 2025, the Company was in compliance with all covenants and other requirements of the 2030 Notes.

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

The summary information of the 2030 Notes is as follows:

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Borrowing interest expense	$17,250	$4,313	N/A
Amortization of debt issuance costs	747	184	N/A
Accretion of original issuance discount	510	128	N/A
Total	$18,507	$4,625	N/A
Stated interest rate	5.75%	5.75%	N/A
Weighted average effective interest rate	6.17%	5.75%	N/A

The 2028 Notes

On September 25, 2025, the Company issued $300,000 in aggregate principal amount of 5.125% notes due 2028 (the “2028 Notes”), pursuant to a Base Indenture, as supplemented by the Second Supplemental Indenture dated September 25, 2025 (the “Second Supplemental Indenture” and together with the Base Indenture, the “September 2028 Notes Indenture”) between the Company and Trustee. As of December 31, 2025, the Company was in compliance with all covenants and other requirements of the 2028 Notes.

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

In connection with the 2028 Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the 2028 Notes, the Company receives a fixed interest rate of 5.383% per annum and pays a floating interest rate of SOFR + 2.06% per annum on $300,000 of the 2028 Notes. As of December 31, 2025, the interest rate swaps had a fair value of $(514), related to the 2028 Notes. Based on the fair value measurement hierarchy, the swaps are classified as Level 3 investments. Depending on the nature of the balance at period end, the fair value of the interest rate swaps is either included as a component of “accrued expenses and other liabilities” or “prepaid expenses and other assets” on the Company's Consolidated Statements of Financial Condition. The change in fair value of the interest rate swaps are offset by the change in fair value of the 2028 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

The summary information of the 2028 Notes is as follows:

	For the Year Ended
	December 31, 2025 (1)	December 31, 2024	December 31, 2023
Borrowing interest expense	$4,726	N/A	N/A
Amortization of debt issuance costs	362	N/A	N/A
Accretion of original issuance discount	188	N/A	N/A
Net change in unrealized appreciation (depreciation) on effective interest rate swaps and hedged items	12	N/A	N/A
Total	$5,288	N/A	N/A
Stated interest rate	5.13%	N/A	N/A
Weighted average effective interest rate	6.61%	N/A	N/A

(1)
For the year ended December 31, 2025, calculated for the period from September 25, 2025 through December 31, 2025.

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

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2025 and December 31, 2024, the Company had $858,781 and $1,035,399 of unfunded commitments to fund delayed draw and revolving senior secured loans, respectively.

(8) MEMBERS’ CAPITAL

The following table shows the components of distributable earnings as shown on the Consolidated Statements of Financial Condition:

	As of
	December 31, 2025	December 31, 2024
Total distributable earnings (loss), beginning of period	$(50,459)	$(26,988)
Net investment income	321,016	278,465
Net realized gain (loss)	(16,288)	(26,749)
Net unrealized appreciation (depreciation)	(66,296)	8,255
Distributions declared	(312,944)	(282,812)
Tax reclassification of unitholders' equity (Note 10)	(1,028)	(630)
Total distributable earnings (loss), end of period	$(125,999)	$(50,459)

The following table summarizes the total Units issued and proceeds received from the closings of the Company’s continuous private offering that occurred for the years ended December 31, 2025 and 2024:

Unit Issuance Date	Units Issued	Proceeds Received
For the Year Ended December 31, 2025
January 01, 2025	2,728,267	$51,728
February 01, 2025	2,952,665	55,982
March 01, 2025	4,210,752	79,752
April 01, 2025	3,003,865	56,533
May 01, 2025	1,797,612	33,759
June 01, 2025	2,743,611	51,580
July 01, 2025	1,522,289	28,573
August 01, 2025	1,254,942	23,555
September 01, 2025	1,189,990	22,289
October 01, 2025	1,551,396	29,011
November 01, 2025	990,164	18,496
December 01, 2025	572,406	10,664
Total	24,517,959	$461,922
For the Year Ended December 31, 2024
January 01, 2024	7,646,273	$146,120
February 01, 2024	6,231,714	119,088
March 01, 2024	6,662,271	127,383
April 01, 2024	5,566,519	106,042
May 01, 2024	7,767,198	147,888
June 01, 2024	3,628,420	69,375
July 01, 2024	2,486,537	47,418
August 01, 2024	2,187,027	41,554
September 01, 2024	2,705,841	51,465
October 01, 2024	2,397,182	45,547
November 01, 2024	2,510,293	47,645
December 01, 2024	2,862,477	54,215
Total	52,651,752	$1,003,740

The following table summarizes the Company’s distributions declared and payable for the years ended December 31, 2025 and 2024:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
January 27, 2025	January 31, 2025	February 5, 2025	$0.1265	$22,270
February 27, 2025	February 28, 2025	March 5, 2025	0.1263	22,696
March 25, 2025	March 31, 2025	April 3, 2025	0.1263	23,317
January 27, 2025	March 31, 2025	April 3, 2025	0.0474	8,751	(1)
April 25, 2025	April 30, 2025	May 5, 2025	0.1261	23,346
May 22, 2025	May 31, 2025	June 4, 2025	0.1259	23,628
June 18, 2025	June 30, 2025	July 3, 2025	0.1254	23,971
June 18, 2025	June 30, 2025	July 3, 2025	0.0470	8,984	(1)
July 24, 2025	July 31, 2025	August 5, 2025	0.1250	23,499
August 21, 2025	August 31, 2025	September 3, 2025	0.1250	23,749
September 22, 2025	September 30, 2025	October 3, 2025	0.1250	23,993
September 22, 2025	September 30, 2025	October 3, 2025	0.0463	8,888	(1)
October 23, 2025	October 31, 2025	November 5, 2025	0.1250	23,593
November 20, 2025	November 30, 2025	December 3, 2025	0.1250	23,811
December 22, 2025	December 31, 2025	January 6, 2026	0.1250	23,978
December 22, 2025	December 31, 2025	January 6, 2026	0.0233	4,470	(1)
Total Distributions			$1.6705	$312,944

(1) Represents special distribution.

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
January 29, 2024	January 31, 2024	February 05, 2024	$0.1513	$19,487
February 27, 2024	February 29, 2024	March 05, 2024	0.1512	20,505
March 26, 2024	March 31, 2024	April 04, 2024	0.1513	21,619
April 25, 2024	April 30, 2024	May 03, 2024	0.1508	22,258
May 28, 2024	May 31, 2024	June 05, 2024	0.1508	23,532
June 25, 2024	June 28, 2024	July 03, 2024	0.1514	24,285
July 25, 2024	July 30, 2024	August 05, 2024	0.1510	24,293
August 27, 2024	August 31, 2024	September 05, 2024	0.1504	24,639
September 24, 2024	September 30, 2024	October 03, 2024	0.1500	25,095
October 25, 2024	October 31, 2024	November 05, 2024	0.1498	25,240
November 27, 2024	November 29, 2024	December 04, 2024	0.1495	25,681
December 26, 2024	December 31, 2024	January 06, 2025	0.1492	26,178
Total Distributions			$1.8067	$282,812

The Company adopted an “opt out” distribution reinvestment plan (“DRIP”). As a result, unless unitholders elect to “opt out” of the DRIP, unitholders will have their cash dividends or distributions (net of applicable withholding tax) automatically reinvested in additional units of same class of units to which the distribution relates, rather than receiving cash. Unitholders who receive distributions in the form of Units will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions; however, those unitholders will not receive cash with which to pay any applicable taxes.

The following table summarizes the amounts received and units issued to unitholders who have participated in the DRIP during for the years ended December 31, 2025 and 2024:

Payment Date	DRIP Units Issued	DRIP Units Value
January 04, 2025	807,260	$15,306
February 05, 2025	697,198	13,219
March 05, 2025	711,427	13,474
April 03, 2025	717,209	13,498
April 03, 2025	269,166	5,066
May 05, 2025	735,715	13,817
June 04, 2025	743,135	13,970
July 03, 2025	738,795	13,867
July 03, 2025	276,901	5,197
August 05, 2025	746,168	14,006
September 03, 2025	755,970	14,160
October 03, 2025	747,399	13,976
October 03, 2025	276,837	5,177
November 05, 2025	756,115	14,124
December 03, 2025	765,106	14,254
Total	9,744,401	$183,111

Payment Date	DRIP Units Issued	DRIP Units Value
January 04, 2024	539,376	$10,307
February 05, 2024	583,174	11,144
March 05, 2024	613,350	11,728
April 04, 2024	649,347	12,370
May 03, 2024	681,693	12,979
June 05, 2024	723,162	13,827
July 03, 2024	734,980	14,016
August 05, 2024	755,243	14,351
September 05, 2024	768,983	14,625
October 03, 2024	772,679	14,681
November 05, 2024	787,133	14,940
December 04, 2024	804,804	15,243
Total	8,413,924	$160,211

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

The following table further summarizes the unit repurchases completed for the years ended December 31, 2025 and 2024:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
March 07, 2025	5.00%	$18.82	March 31, 2025	$65,290	3,469,202	2.01%	—
June 07, 2025	5.00%	$18.77	June 30, 2025	107,041	5,702,776	3.15%	—
September 04, 2025	5.00%	$18.70	September 30, 2025	107,961	5,773,310	3.11%	—
December 07, 2025	5.00%	$18.57	December 31, 2025	181,587	9,778,471	5.25%	—
Total				$461,879	24,723,759
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

(9) EARNINGS (LOSS) PER UNIT

The following table sets forth the computation of basic and diluted earnings (loss) per Unit:

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Numerator - net increase (decrease) in Members' Capital from operations	238,432	$259,971	$205,918
Denominator - weighted average Units outstanding	186,941,307	156,537,151	91,230,657
Basic and diluted earnings (loss) per Unit	$1.28	$1.66	$2.26

(10)
INCOME TAXES

For income tax purposes, distributions made to holders of the Company’s unitholders are reported as ordinary income, capital gains, or a combination thereof. The tax character of distributions made for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, were as follows:

	For The Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Distributions paid from:
Ordinary income (including net short-term capital gains)	$312,944	$282,812	$161,416
Net long-term capital gains	—	—	—
Total taxable distributions	$312,944	$282,812	$161,416

Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.

For the year ended December 31, 2025, the Company estimated U.S. federal taxable income exceeded its distributions made from such taxable income during the year; consequently, the Company has elected to carry forward the excess for distribution to holders of the Company’s Units in 2026. The amount carried forward to 2026 is estimated to be approximately $8,961, of which $8,961 is expected to be ordinary income and $— is expected to be capital gains, although these amounts will not be finalized until the 2025 tax returns are filed in 2026.

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

The book-to-tax differences relating to distributions made to the Company’s holders of Units resulted in reclassifications among certain capital accounts as follows:

	As of
	December 31, 2025	December 31, 2024	December 31, 2023
Paid-in capital in excess of par value	$1,028	$630	$(71)
Total distributable earnings (loss)	(1,028)	(630)	71

The cost and unrealized gain (loss) on the Company’s consolidated financial instruments, as calculated on a tax basis, at December 31, 2025, December 31, 2024, and December 31, 2023 were as follows:

	As of
	December 31, 2025	December 31, 2024	December 31, 2023
Gross unrealized appreciation	$47,765	$54,816	$20,911
Gross unrealized depreciation	(138,344)	(78,868)	(53,216)
Net unrealized appreciation (depreciation)	(90,579)	(24,052)	(32,305)
Tax cost of investments at year end	$6,699,705	$6,103,560	$3,227,449

At December 31, 2025, the Company had available for federal income tax purposes unused short-term capital losses of approximately $34,058 and long-term capital losses of approximately $9,172, that do not have an expiration date.

To the extent that capital loss carryforwards are used to offset any future capital gains realized, no capital gains tax liability will be incurred by the Company for gains realized and not distributed. To the extent that capital gains are offset, such gains will not be distributed to the shareholders.

(11) CONSOLIDATED FINANCIAL HIGHLIGHTS

The following are the financial highlights:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the period from March 4, 2021 (inception) to December 31, 2021(4)
Per Unit Data:(1)
Net asset value, beginning of period	$18.96	$19.11	$18.59	$20.00	$—
Net investment income (loss)	1.72	1.78	1.77	1.26	—
Net unrealized and realized gain (loss)(2)	(0.44)	(0.12)	0.52	(1.56)	—
Net increase (decrease) in net assets resulting from operations	1.28	1.66	2.29	(0.30)	—
Distributions declared	(1.67)	(1.81)	(1.77)	(1.11)	—
Total increase (decrease) in net assets	(0.39)	(0.15)	0.52	(1.41)	—
Net asset value, end of period	$18.57	$18.96	$19.11	$18.59	$—
Units outstanding, end of period	182,049,066	172,510,464	120,613,447	68,104,617	—
Weighted average units outstanding	186,941,307	156,537,151	91,230,657	53,379,085	—
Total return based on net asset value(3)	7.03%	9.05%	12.81%	(1.50)%	—%
Ratio/Supplemental Data:
Members' Capital, end of period	$3,379,828	$3,271,186	$2,304,430	$1,266,213	$(456)
Ratio of expenses before waivers to average Members' Capital(4)	10.70%	9.54%	8.16%	5.41%	—%
Ratio of net expenses to average Members’ Capital(4)	9.55%	9.16%	8.13%	3.91%	—%
Ratio of net investment income to average Members’ Capital(4)	9.11%	9.31%	9.34%	7.25%	—%
Asset coverage ratio(5)	202.00%	213.00%	351.00%	274.00%	—%
Portfolio turnover rate	20.54%	19.27%	13.96%	4.56%	—%

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

(12) SLIC ACQUISTION

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

On January 07, 2026, the Company contributed $15,001 to NH Keystone.

January Issuances and Distribution Declarations

Pursuant to the Company’s continuous private offering, the Company issued approximately 972,536 Units for an aggregate offering price of $18.06 million effective January 1, 2026.

On January 26, 2026, the Company declared a distribution in the amount of $0.1250 per unit and payable on or around February 4, 2026 to unitholders of record as of January 31, 2026.

February Issuances and Distribution Declarations

Pursuant to the Company’s continuous private offering, the Company issued approximately 489,573 Units for an aggregate offering price of $9.06 million effective February 1, 2026.

On February 26, 2026, the Company declared a distribution in the amount of $0.1250 per unit and payable on or around March 4, 2026 to unitholders of record as of February 28, 2026.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2025 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2025 was effective.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred for the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Board of Directors oversees our management. Our Board of Directors currently consists of six members, four of whom are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act.

Our Board of Directors elects our officers, who serve at the discretion of our Board of Directors. The responsibilities of each director include the oversight of our investment activity, the quarterly valuation of our assets, and oversight of our financing arrangements. Our Board of Directors has also established an Audit Committee and a nominating and corporate governance committee (“NCG Committee”) and may establish additional committees in the future.

Board of Directors and Executive Officers

Directors

Under our LLC Agreement, the Board of Directors is composed of six directors, unless increased or decreased by a majority of the directors. To the extent required by the 1940 Act, at any time when there are outstanding preferred units, the preferred unitholders shall have the right, as a class, to elect two additional directors to the Board of Directors. Each director will hold office until his or her death, resignation, retirement, disqualification or removal. Information regarding our Board of Directors is as follows:

Name	Age	Position(s) held with the Company and Term of Office
Interested Directors
David N. Miller	49	Chair of the Board of Directors since 2021
Michael Occi	42	Chief Executive Officer and Director since 2025
Independent Directors
Joan Binstock	71	Director since 2021
Bruce Frank	71	Director since 2021
Adam Metz	64	Director since 2021
Kevin Shannon	70	Director since 2021

The address for each of our directors is c/o North Haven Private Income Fund LLC, 1585 Broadway, New York, NY 10036.

Executive Officers Who Are Not Directors

Name	Age	Position(s) held with the Company and Term of Office
Orit Mizrachi	53	Co-President, Chief Operating Officer since 2021
Ashwin Krishnan	50	Chief Investment Officer since 2025
Jeffrey Day	48	Co-President since 2025
David Pessah	40	Chief Financial Officer since 2023
Hope Brown	52	Chief Compliance Officer since 2026
Dylan Cutinha	36	Principal Accounting Officer since 2024

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

Michael Occi has served as our Chief Executive Officer and a member of our Board of Directors since July 2025 and serves in the same capacity for each of the other MS BDCs. Mr. Occi previously served as our President from January 2025 until his appointment as Chief Executive Officer and as our Chief Administrative Officer from January 2023 until his appointment as the Company’s President. Mr. Occi has been a Managing Director of MSIM since April 2022. Mr. Occi joined Morgan Stanley in 2006. Prior to joining MSIM, Mr. Occi served as Head of Financial Institutions Equity Capital Markets between May 2019 and April 2022. Previously, Mr. Occi held a variety of other roles within Equity Capital Markets as well as in the financial institutions coverage areas in Fixed Income Capital Markets and in the Investment Banking Division. Mr. Occi graduated magna cum laude from Georgetown University, with a BA in Finance and Accounting.

Independent Directors

Joan Binstock has served as a member of our Board of Directors and Chair of our Nominating and Corporate Governance Committee since October 2021 and has served in the same capacity for each of the other MS BDCs since their formation. Ms. Binstock has served as an Advisor at Lovell Minnick Partners, LLC since July 2018, where she is responsible for assisting the firm on deal and operational due diligence activities across all portfolio companies. In addition, she has been a director of the Brown Brothers Harriman US Mutual Funds since September 2019, a member of the board of directors and the Audit Chair of KKR Real Estate Select Trust, Inc., a closed-end management investment company that has elected to be treated as a real estate investment trust, since August 2020, a member of the board of directors of Confluence Technologies, Inc. since April 2023 and a member of the board of directors and Audit Chair of The 2023 ETF Series Trust since 2023. Ms. Binstock served as a Director of SimCorp A/S from April 2018 to March 2023. Ms. Binstock was a Partner at Lord, Abbett & Co. LLC from 2000 to March 2018, where she served as the Chief Financial Officer. Previously, Ms. Binstock was the Chief Operating Officer at Morgan Grenfell Asset Management. Prior to that, she was a Principal and National Director of the Regulatory and Risk Management Practice at Ernst & Young LLP, the Chief Administrative Officer at BEA/Credit Suisse, and the Chief Administrative Officer of the Capital Markets Group at Goldman Sachs. She served as a Member of the Association of Institutional Investors Board of Directors and was a Member of the Global Board of Managers of Omgeo LLC until January 2018. Ms. Binstock is on the board of the Duke School of Medicine Board of Visitors and previously served on the board of the Greyston Foundation, each of which is a nonprofit organization. Ms. Binstock is a licensed Certified Public Accountant. She holds a M.B.A. from New York University and a B.A. from the University of Binghamton. Ms. Binstock’s investing experience and experience as a senior executive officer in several finance companies led our Nominating and Corporate Governance Committee to conclude that Ms. Binstock is qualified to serve as a Director.

Bruce D. Frank has served as a member of our Board of Directors and Chair of the Audit Committee since October 2021 and has served in the same capacity for each of the other MS BDCs since their formation. Mr. Frank previously served on the board of directors of Landsea Homes Corporation, a single family home builder, from January 2015 to July 2025, the board of directors of VEREIT, Inc., a real estate operating company, from July 2014 to March 2017 and the board of directors of ACRE Realty Investors Inc., a real estate investment and operating company, from November 2014 to December 2018. Mr. Frank was a Senior Partner at Ernst & Young LLP’s real estate practice within the assurance service line from April 1997 through June 2014. Prior to joining Ernst & Young LLP, Mr. Frank worked at KPMG LLP, a public accounting firm, for 17 years. He has over 35 years of experience providing assurance services to prominent public and private owners, investors and developers, both domestically and globally. His extensive experience has included working on initial public offerings and assisting acquirers in consummating acquisition transactions. Mr. Frank received a Bachelor of Science degree in Accounting from Bentley College, is a member of the American Institute of Certified Public Accountants and is a Certified Public Accountant in the State of New York. Mr. Frank’s past experience as an accountant led our Nominating and Corporate Governance Committee to conclude that Mr. Frank is qualified to serve as a Director.

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

Kevin Shannon has served as a member of our Board of Directors since October 2021 and has also served as a member of the board of directors of each of the other MS BDCs since their formation. Mr. Shannon also serves on the Advisory Committee of Efferent Health, LLC., a private healthcare startup venture in the medical imaging and data base management field. Mr. Shannon previously served as the Chief Financial Officer of the Harvard Management Company, Inc., the investment advisor for Harvard University’s general investment account, from September 2009 to April 2020. Mr. Shannon served on the Operating Committee from September 2009 to December 2018 and chaired the Valuation Committee from June 2015 to December 2017. In addition, since December 2016, he has overseen both investment and operations of Harvard University’s Trust & Gifts Group. Prior to joining Harvard Management Company, Inc., Mr. Shannon was the Chief Financial Officer and an Executive Vice President at Moore Capital Management, LLC, a large multi-strategy private investment company, where he worked for 15 years. During his tenure he was responsible for all treasury functions and served as a member of the board of directors, Risk Committee, and Valuation Committee. Mr. Shannon served two consecutive terms on the board of directors of the Managed Funds Association, a group representing the global alternative investment industry and its investors and was a member of its Executive Committee as Vice Chairman and Treasurer. Prior to Moore Capital Management, LLC, he was a senior executive at Lehman Brothers where he served as Senior Vice President and Chief Financial Officer of Lehman’s derivative products subsidiary and earlier as Director of Firm Trading Accounting and Controls. Prior to joining Lehman Brothers, Mr. Shannon began his career as an auditor at KPMG LLP, serving financial services clients. Mr. Shannon served a two-year tenure as a part time adjunct lecturer with Baruch College’s Department of Accounting. Mr. Shannon takes an active role in his community; he served on the board of Help for Children for 20 years until December 31, 2023 and was formerly a member of the Audit and Executive Committees, and he is currently a member of the Boston Economics Club. Mr. Shannon received his Bachelor of Science degree, magna cum laude, from New York University and an M.B.A. from Fairleigh Dickinson University. Mr. Shannon’s investing experience and experience as a senior executive officer in several finance companies led our Nominating and Corporate Governance Committee to conclude that Mr. Shannon is qualified to serve as a Director.

Executive Officers Who Are Not Directors

Orit Mizrachi was appointed as our Chief Operating Officer in October 2021 and Co-President in July 2025 and serves in the same capacity for each of the other MS BDCs. Ms. Mizrachi has been a Managing Director of IM since January 2023 and previously served as an Executive Director of IM from April 2019 to December 2022. Prior to joining Morgan Stanley in April 2019, Ms. Mizrachi held various senior positions at The Carlyle Group from 2010 to 2018, including the Chief Operating Officer of the direct lending platform and The Carlyle Group’s BDCs as well as serving as interim Chief Financial Officer of The Carlyle Group’s BDCs from September 2014 through March 2015. Prior to joining The Carlyle Group in 2010, Ms. Mizrachi worked in the hedge fund industry as a chief financial officer and controller. Ms. Mizrachi started her career in public accounting as an auditor. Ms. Mizrachi has a Bachelor of Science in Accounting.

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

Jeffrey Day was appointed as Co-President in July 2025 and serves in the same capacity for each of the other MS BDCs. Mr. Day has been a Managing Director of Morgan Stanley IM since 2019 and has more than 25 years of private credit experience. Prior to joining Morgan Stanley, Mr. Day was a Managing Director at Madison Capital Funding (now known as ApogemCapital) and was involved in sponsor coverage, capital markets, and fundraising. Prior to Madison Capital, he worked in various underwriting, portfolio management, capital markets and relationship management roles at JP Morgan Chase, CapitalSourceFinance, and GE Capital. Mr. Day earned a BBA in Finance from the Goizueta Business School at Emory University and his MBA in Finance and Management & Strategy from the J.L. Kellogg School of Management at Northwestern University.

Ashwin Krishnan was appointed Chief Investment Officer in July 2025 and serves in the same capacity for each of the other BDCs. Mr. Krishnan has been part of the Morgan Stanley Private Credit platform since its inception in 2009 and has been a member of the investment committee of the Adviser since 2019. Mr. Krishnan is Head of North America Private Credit and Portfolio Manager of the Opportunistic Credit strategy at MSIM. He joined Morgan Stanley in 2003 and has more than 22 years of experience. Prior to joining Morgan Stanley, Mr. Krishnan was in the Communications Investment Banking group at UBS. Mr. Krishnan holds an M.S. in Engineering from Columbia University and a B.S. in Industrial Engineering from Bangalore University, India.

Hope Brown was appointed as our Chief Compliance Officer in January 2026 and serves in the same capacity for each of the other MS BDCs. In addition, Ms. Brown also serves as an Executive Director and Chief Compliance Officer for the Calvert Funds, which are open-end investment companies registered under the 1940 Act, and managed by a wholly owned subsidiary of Morgan Stanley (“Calvert Funds”). Ms. Brown joined the Calvert Funds in 2014 and is responsible for all aspects of the Calvert Funds’ compliance program including the development and administration of Calvert Funds’ policies and procedures, and the oversight of the Calvert Funds’ primary service providers. In addition, Hope is also the Global Head of ESG Compliance Advisory for Morgan Stanley Investment Management. Prior to joining the Calvert Funds, Ms. Brown was associated with Wilmington Trust Investment Advisors, Inc. where she served as Vice President, Chief Compliance Officer for the Wilmington Funds. Prior to that, she spent five years as an Assistant Vice President, Risk Management and Compliance Lead Manager, at T. Rowe Price Associates, Inc. Ms. Brown is the co-chair of the Investment Company Institute Chief Compliance Officer Committee. She also currently serves on the Board of Directors of the National Society of Compliance Professionals and University System of Maryland Foundation. Ms. Brown graduated cum laude with a BA in English from the University of Maryland, College Park.

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

Nominating and Corporate Governance Committee

The members of the NCG Committee are Ms. Binstock and Messrs. Frank, Metz and Shannon, each of whom is not considered an “interested person” of the Company, as that term is defined in Section 2(a)(19) of the 1940 Act. Ms. Binstock serves as Chair of the NCG Committee. The NCG Committee operates pursuant to a charter approved by our Board of Directors. The NCG Committee charter is available on our website at http://www.northhavenprivateincomefund.com. The NCG Committee is responsible for selecting, researching and nominating qualified nominees to be elected to the Board of Directors, selecting qualified nominees to fill any vacancies on our Board of Directors or a committee of the Board of Directors (consistent with criteria approved by our Board of Directors), developing and recommending to our Board of Directors a set of corporate governance principles applicable to us and overseeing the evaluation of our Board of Directors and our management.

The NCG Committee has not adopted a formal policy with regard to the consideration of diversity in identifying director nominees. The NCG Committee believes that the consideration of many factors in selecting director nominees is consistent with the NCG Committee’s goal of creating a Board that best serves our needs and the interests of our unitholders.

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

Investment Committee

The Adviser has established the Investment Committee to be responsible for the Company’s investment decisions and it is comprised of senior investment professionals of IM and is chaired by Ashwin Krishnan, our Chief Investment Officer. The Investment Committee also serves as the investment committee for the other MS BDCs. All investment decisions are reviewed and approved by the Investment Committee, which has principal responsibility for approving new investments and overseeing the management of existing investments.

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

The members of the Investment Committee are: David N. Miller, Ashwin Krishnan, Jeffrey Day, David Kulakofsky, Michael Occi, Henry ‘Hank’ D’Alessandro, Toby Norris, Rebecca Shaoul and Jon Spivak.

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

Compensation of Directors

For the fiscal year ended December 31, 2025, the Independent Directors received an annual fee of $100,000 through July 31, 2024 and $125,000 from August 1, 2024 (prorated for any partial year). The chair of the Audit Committee received an additional fee of $7,500 through July 31, 2024 and $15,000 from August 1, 2024 (prorated for any partial year). We are also authorized to pay the reasonable out-of-pocket expenses for each Independent Director incurred in connection with fulfillment of his or her duties as Independent Directors.

We have obtained directors’ and officers’ liability insurance on behalf of our directors and officers. We do not have a profit-sharing or retirement plan, and directors do not receive any pension or retirement benefits. No compensation is paid to directors who are “interested persons.” The Board of Directors reviews and determines the compensation of the Independent Directors.

The following table sets forth information concerning total compensation earned by or paid to each of our Independent Directors for the year ended December 31, 2025. No compensation is paid by the Company to any interested director of the Company.

	Total Compensation from the Company	Total Compensation from the Fund Complex(1)
Joan Binstock	$125,000	$418,750
Bruce Frank	$140,000	$465,625
Adam Metz	$125,000	$418,750
Kevin Shannon	$125,000	$418,750

(1)
The “Fund Complex” consists of the Company, Morgan Stanley Direct Lending Fund, North Haven Private Income Fund A LLC, LGAM Private Credit LLC, T Series Middle Market Loan Fund LLC and SL Investment Fund II LLC.

Compensation Committee Interlocks and Insider Participation

We currently do not have a compensation committee of our Board, and our Board does not make determinations regarding compensation of executive officers because we do not directly pay any compensation to our executive officers.

Timing of Grants of Options

We did not grant awards of stock options, stock appreciation rights or similar option-like instruments during the fiscal year ended December 31, 2025. Accordingly, we have nothing to report under Item 402(x) of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The following table sets forth certain information as of March 3, 2026 with respect to our Units for those persons who beneficially own five percent or more of our outstanding Units, each of our directors and officers, and all our officers and directors, as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities.

		Percentage of Units outstanding
Name and address	Type of ownership	Units owned	Percentage
Joan Binstock	Record/Beneficial	3,488	*
Bruce Frank	Record/Beneficial	2,544	*
Jeffrey Day	Record/Beneficial	5,718	*
Adam Metz	—	—	—
David N. Miller	—	—	—
Ashwin Krishnan	—	—
Kevin Shannon	Record/Beneficial	2,584	*
Orit Mizrachi	Record/Beneficial	1,314	*
Michael Occi	Record/Beneficial	5,313	*
David Pessah	—	—	—
Hope Brown	—	—	—
Dylan Cutinha	—	—	—
All directors and officers as a group (12 persons)	Record/Beneficial	20,961	*

* Represents less than 1.0%

Item 13. Certain Relationships and Related Transactions and Director Independence

Investment Advisory Agreement

We entered into an Investment Advisory Agreement with our Investment Adviser on November 4, 2021. Pursuant to the Investment Advisory Agreement, we pay our Investment Adviser a fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee. The Investment Advisory Agreement has an initial term of two years and continues thereafter from year to year if approved annually by a majority of our unitholders or our Independent Directors. The Investment Advisory Agreement was most recently renewed in August 2025.

Administration Agreement

We entered into the Administration Agreement on November 4, 2021 with our Administrator who provides us with office space, office services and equipment. Under the Administration Agreement, our Administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology, internal audit and investor relations, and being responsible for the financial records that we are required to maintain and preparing reports to our unitholders and reports filed with the SEC. In addition, our Administrator assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our unitholders, our internal control assessment under the Sarbanes-Oxley Act, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administration Agreement was most recently renewed in August 2025.

Placement Agent Agreements

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

Expense Support and Conditional Reimbursement Agreement

We have entered into the Expense Support Agreement with the Adviser on November 30, 2021. The Adviser may elect to make an Expense Payment on our behalf, provided that no portion of the payment will be used to pay any of our interest expense and/or distributions. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Company in any combination of cash or other immediately available funds no later than 45 days after such commitment was made in writing, and/or offset against amounts due from the Company to the Adviser or its affiliates. The Investment Adviser agreed to make Expense Payments on the Company’s behalf through December 31, 2025. No reimbursement payment for any calendar month will be made if our Operating Expense Ratio (as defined below) at the time of such reimbursement payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such reimbursement payment relates. “Operating Expense Ratio” is calculated by dividing all of the Company’s operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies, less organizational and offering expenses, base management and incentive fees owed to the Adviser and interest expense, by the Company’s average net assets. The Expense Support Agreement may require the Company to repay the Investment Adviser for previously waived reimbursement of expense payments under certain circumstances. The previously waived expenses are potentially subject to repayment by the Company, if at all, within a period not to exceed three years from the date of the relevant waiver. Any reimbursement to the Adviser of Expense Payments pursuant to the terms of the Expense Support and Conditional Reimbursement Agreement would be an expense of the Company and would ultimately be borne by our unitholders. For more information, see “Item 1. Business – Expense Support and Conditional Reimbursement Agreement.”

Adviser Payments

The Adviser may, out of its own funds and not as an additional charge to us or our investors, pay for additional Units of the Company on behalf of unitholders, without additional consideration from unitholders.

Potential Merger or Asset Sale, including to Another BDC or Fund Managed by the Adviser

We may, at any time, determine to pursue a transaction among us and one or more other entities, including a merger, consolidation, recapitalization, reorganization, or sale of Units in each case for consideration of either cash and/or securities of the acquirer, in each case subject to any required approvals and any applicable requirements of the 1940 Act (a “Transaction”). Potential acquirers could include other BDCs and entities that are not BDCs, in each case, that are advised by the Adviser or its affiliates or by unaffiliated third-parties. The Adviser would not recommend any such Transaction unless it determines that it would be in our interests, with such determination dependent on factors it deems relevant. If the Adviser serves as the investment adviser of both parties to a Transaction, various conflicts of interest would apply with respect to any such a Transaction. Such conflicts of interest may potentially arise from, among other things, differences between the compensation payable to the Adviser by us and by the entity resulting from such a Transaction or efficiencies or other benefits to the Adviser as a result of managing a single, larger fund instead of two separate funds.

Director Independence

The 1940 Act requires that at least a majority of our directors not be “interested persons” (as defined in the 1940 Act) of the Company. On an annual basis, each member of our Board of Directors is required to complete an independence questionnaire designed to provide information to assist our Board of Directors in determining whether the director is independent under the 1940 Act and our corporate governance guidelines. Our Board of

Directors has determined that each of our directors, other than Messrs. Miller and Occi, is independent under the Exchange Act and the 1940 Act. Our governance guidelines require any director who has previously been determined to be independent to inform the Chair of the Board of Directors, the Chair of the NCG Committee and our corporate secretary of any change in circumstance that may cause his or her status as an Independent Director to change. Our Board of Directors limits membership on the Audit Committee and the NCG Committee to Independent Directors.

Item 14. Principal Accountant Fees and Services

Principal Accountant Fees and Services

Set forth in the table below are audit fees and non-audit related fees billed to the Company and payable to Deloitte for professional services performed for the Company for the year ended December 31, 2025.

Fiscal Year/Period	Audit Fees	Audit-Related Fees (1)	Tax Fees (2)	All Other Fees (3)
2025	$480,000	$85,000	$—	$—
2024	$345,000	$70,000	$—	$85,000

(1)
“Audit-Related Fees” are those fees billed to the Company relating to audit services provided by Deloitte.
(2)
“Tax Fees” are those fees billed to the Company in connection with tax consulting services performed by Deloitte, including primarily the review of the Company’s income tax returns.
(3)
“All Other Fees” are those fees billed to the Company in connection with permitted non-audit services performed by Deloitte.

The Audit Committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permitted non-audit services for the Company and for permitted non-audit services for the Company’s investment advisers and any affiliates thereof that provide services to the Company if such non-audit services have a direct impact on the operations or financial reporting of the Company. All of the audit and non-audit services described above for which fees were incurred by the Company for the year ended December 31, 2025, were pre-approved by the Audit Committee, in accordance with its pre-approval policy.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report

The following documents are filed as part of this annual report:

(1)
Financial Statements – Financial statements are included in Item 8. See the table of contents to the consolidated financial statements on page 80 of this annual report on Form 10-K.
(2)
Financial Statement Schedules – None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated statements or notes to the consolidated financial statements.
(3)
Exhibits – The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference

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

4.6

Second Supplemental Indenture, dated as of September 25, 2025, relating to the 5.125% Notes due 2028, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on September 26, 2025 (File No. 814-01489)).

4.7	Form of 5.125% Notes due 2028 (Incorporated by reference to Exhibit 4.6 hereto).
10.1	Investment Advisory Agreement, dated as of November 4, 2021 (Incorporated by reference to the Company’s Form 10-12G filed by the Company on January 21, 2022 (File No. 000-56388)).
10.2	Administration Agreement, dated as of November 4, 2021 (Incorporated by reference to the Company’s Form 10-12G filed by the Company on January 21, 2022 (File No. 000-56388)).)
10.3	Form of Indemnification Agreement (Incorporated by reference to the Company’s Form 10-12G filed by the Company on January 21, 2022 (File No. 000-56388)).)
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

10.35

Second Amendment and Restated Loan and Security Agreement, dated as of November 26, 2024, by and among SLIC Financing SPV LLC, as the Borrower, North Haven Private Income Fund LLC, as the Parent and Servicer, U.S. Bank National Association, as collateral agent, as collateral administrator and as securities intermediary, JPMorgan Chase Bank, National Association, as Administrative Agent, the lenders party thereto, and the issuing banks party thereto (Incorporated by reference to the Company’s Annual Report on Form 10-K, filed on May 4, 2025 (File No. 814-01489)).

10.36

Fourth Amendment to Loan and Servicing Agreement, dated as of September 12, 2025, by and among PIF Financing SPV LLC, as borrower, PIF Lending SPV LLC, as securitization subsidiary, the conduit lenders and institutional lenders from time to time party thereto, as lenders, the lender agents from time to time party thereto, as lender agents, Wells Fargo Bank, National Association, as administrative agent, and North Haven Private Income Fund LLC, as equityholder and servicer (Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on September 12, 2025 (File No. 814-01489)).

10.37

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

10.38

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

14.1	Code of Ethics of the Company (Incorporated by reference to the Company’s Form 10-12G filed by the Company on January 21, 2022 (File No. 000-56388)).
14.2	Code of Ethics of MS Capital Partners Adviser Inc (Incorporated by reference to the Company’s Form 10-12G filed by the Company on January 21, 2022 (File No. 000-56388)).
19.1	Insider Trading Policy (Incorporated by reference to the Company’s Annual Report on Form 10-K, filed on March 4, 2025 (File No. 814-01489)).
21.1*	Subsidiaries of the Registrant.
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith
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

North Haven Private Income Fund LLC
Dated: March 3, 2026	By:	/s/ Michael Occi
Michael Occi Director and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 3, 2026	By:	/s/ Michael Occi
Michael Occi Director and Chief Executive Officer (Principal Executive Officer)

Dated: March 3, 2026	By:	/s/ David Pessah
David Pessah Chief Financial Officer (Principal Financial Officer)

Dated: March 3, 2026	By:	/s/ Dylan Cutinha
Dylan Cutinha Principal Accounting Officer

Dated: March 3, 2026	By:	/s/ David Miller
David Miller Chairman of the Board of Directors

Dated: March 3, 2026	By:	/s/ Joan Binstock
Joan Binstock Director

Dated: March 3, 2026	By:	/s/ Bruce Frank
Bruce Frank Director

Dated: March 3, 2026	By:	/s/ Kevin Shannon
Kevin Shannon Director

Dated: March 3, 2026	By:	/s/ Adam Metz
Adam Metz Director