Form 10-K/A
period 2025-12-31
North Haven Private Income Fund LLC
filed 2026-03-06
CIK 1851322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No.1)

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

The number of the registrant’s Class S Units outstanding at March 3, 2026 was 185,125,779.

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: New York, New York

North Haven Private Income Fund LLC

EXPLANATORY NOTE

North Haven Private Income Fund LLC (the “Company”) is filing this Amendment No. 1 to the Annual Report on Form 10-K/A (the “Amendment”) solely for the purpose of correcting the signature in the Report of Independent Registered Public Accounting Firm (“Auditor Report”) included in Part II, Item 8 of the 10-K for the fiscal year ended December 31, 2025 as originally filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2026 (the “Original Filing”). Accordingly, the Company is filing this Amendment to include a corrected Auditor Report.

The error that was corrected includes the insertion of the conformed signature to the Auditor Report. The auditor’s opinion on the Company’s consolidated financial statements remained unchanged. The Auditor Report was included in the Original Filing.

Except for the aforementioned correction to the signature in the Auditor Report, this Amendment does not amend, modify or update the Original Filing in any respect. Information included in this Amendment is stated as of December 31, 2025 and does not reflect events that have occurred subsequent to the filing of the Original Filing and, accordingly, this Amendment should be read in conjunction with our Original Filing made with the SEC.

This Annual Report on Form 10-K/A consists of a cover page, this explanatory note, Item 8 (as amended) of the Annual Report on Form 10-K (including the consolidated financial statements and the corrected signature in the Auditor Report), Item 15, the signature page and the required certifications of the chief executive officer and the chief financial officer.

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

/s/Deloitte & Touche LLP

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report

The following documents are filed as part of this annual report:

(1)
Financial Statements – Financial statements are included in Item 8. See the table of contents to the consolidated financial statements on page 3 of this annual report on Form 10-K.
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

4.1	Description of Securities (Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 3, 2026 (File No. 814-01489)).
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

14.1	Code of Ethics of the Company (Incorporated by reference to the Company’s Form 10-12G filed by the Company on January 21, 2022 (File No. 000-56388)).
14.2	Code of Ethics of MS Capital Partners Adviser Inc (Incorporated by reference to the Company’s Form 10-12G filed by the Company on January 21, 2022 (File No. 000-56388)).
19.1	Insider Trading Policy (Incorporated by reference to the Company’s Annual Report on Form 10-K, filed on March 4, 2025 (File No. 814-01489)).
21.1	Subsidiaries of the Registrant (Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 3, 2026 (File No. 814-01489)).
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith
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

North Haven Private Income Fund LLC
Dated: March 6, 2026	By:	/s/ Michael Occi
Michael Occi Director and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 6, 2026	By:	/s/ Michael Occi
Michael Occi Director and Chief Executive Officer (Principal Executive Officer)

Dated: March 6, 2026	By:	/s/ David Pessah
David Pessah Chief Financial Officer (Principal Financial Officer)

Dated: March 6, 2026	By:	/s/ Dylan Cutinha
Dylan Cutinha Principal Accounting Officer

Dated: March 6, 2026	By:	/s/ David Miller
David Miller Chairman of the Board of Directors

Dated: March 6, 2026	By:	/s/ Joan Binstock
Joan Binstock Director

Dated: March 6, 2026	By:	/s/ Bruce Frank
Bruce Frank Director

Dated: March 6, 2026	By:	/s/ Kevin Shannon
Kevin Shannon Director

Dated: March 6, 2026	By:	/s/ Adam Metz
Adam Metz Director