Form 10-Q
period 2026-03-31
North Haven Private Income Fund LLC
filed 2026-05-13
CIK 1851322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

______________________________________________________________________________________________________

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

The number of the registrant’s Class S Units outstanding at May 13, 2026 was 179,599,260.

North Haven Private Income Fund LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED March 31, 2026

North Haven Private Income Fund LLC

Consolidated Statements of Financial Condition

(In thousands, except unit and per unit amounts)

	As of
	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $6,336,992 and $6,591,112 at March 31, 2026 and December 31, 2025, respectively)	$6,213,394	$6,504,378
Non-controlled/affiliated investments, at fair value (amortized cost of $34,997 and $22,923)	30,092	20,956
Controlled/affiliated investments, at fair value (amortized cost of $100,439 and $85,438)	99,225	85,276
Total investments, at fair value (cost of $6,472,428 and $6,699,473)	6,342,711	6,610,610
Cash and cash equivalents (restricted cash of $12,200 and $11,510)	175,757	199,865
Investments in unaffiliated money market fund (cost of $33,374 and $38,403)	33,374	38,403
Deferred financing costs	31,939	33,878
Interest and dividend receivable from non-controlled/non-affiliated investments	32,514	48,793
Interest receivable from non-controlled/affiliated investments	493	391
Interest and dividend receivable from controlled/affiliated investments	2,870	1,174
Receivable for investments sold/repaid	70,170	29,048
Prepaid expenses and other assets	6,080	10,958
Total assets	$6,695,908	$6,973,120

Liabilities
Debt (net of unamortized debt issuance costs of $11,045 and $12,317)	$3,202,612	$3,290,766
Payable for investments purchased	24	24
Payable to affiliates (Note 3)	89	36
Distributions payable	27,414	28,448
Management fees payable	8,996	3,236
Subscriptions received in advance (Note 12)	7,559	18,060
Payable for units repurchased (Note 8)	164,936	181,587
Income based incentive fee payable	8,557	4,176
Interest and financing costs payable	28,334	54,291
Accrued expenses and other liabilities	17,647	12,668
Total liabilities	$3,466,168	$3,593,292

Commitments and contingencies (Note 7)

Members' Capital
Units, par value $0.001 per unit (178,278,619 and 182,049,066 units issued and outstanding)	178	182
Paid-in capital in excess of par value	3,439,271	3,505,645
Distributable earnings (loss)	(209,709)	(125,999)
Total members' capital	$3,229,740	$3,379,828
Total liabilities and members' capital	$6,695,908	$6,973,120
Net asset value per unit	$18.12	$18.57

The accompanying notes are an integral part of these consolidated financial statements

North Haven Private Income Fund LLC

Consolidated Statements of Operations (Unaudited)

(In thousands, except unit and per unit amounts)

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$140,928	$150,670
Payment-in-kind income	4,050	6,528
Dividend income	2,196	1,123
Other income	1,757	3,013
From non-controlled/affiliated investments:
Interest income	287	112
Payment-in-kind income	233	63
Other income	18	4
From controlled/affiliated investments:
Dividend income	2,870	—
Total investment income	152,339	161,513

Expenses:
Interest and other financing expenses	58,418	59,855
Management fees	10,621	10,535
Income based incentive fees	10,182	11,611
Servicing fees	7,222	7,163
Professional fees	3,017	1,969
Directors' fees	129	130
Administrative service fees	117	4
General and other expenses	100	151
Total expenses	89,806	91,418
Management fees waiver (Note 3)	(1,625)	(4,000)
Income based incentive fees waiver (Note 3)	(1,625)	(4,000)
Net expenses	86,556	83,418
Net investment income before taxes	65,783	78,095
Excise tax expense	102	—
Net investment income after taxes	65,681	78,095
Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	(35,380)	(5,007)
Foreign currency and other transactions	19	(5)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(35,821)	(23,320)
Non-controlled/affiliated investments	(2,939)	183
Controlled/affiliated investments	(1,052)	—
Translation of assets and liabilities in foreign currencies	(677)	60
Net realized and unrealized gain (loss)	$(75,850)	$(28,089)
Net increase (decrease) in members' capital resulting from operations	$(10,169)	$50,006
Earnings (loss) per unit (basic and diluted)	$(0.05)	$0.28
Weighted average units outstanding (basic and diluted)	185,279,322	179,816,535

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited)

(In thousands, except unit and per unit amounts)

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Members' Capital at beginning of period:	$3,379,828	$3,271,186
Increase (decrease) in members’ capital resulting from operations:
Net investment income (loss)	65,681	78,095
Net realized gain (loss)	(35,361)	(5,012)
Net change in unrealized appreciation (depreciation)	(40,489)	(23,077)
Net increase (decrease) in members’ capital resulting from operations	(10,169)	50,006
Distributions to Unitholders from:
Distributable earnings	(73,541)	(77,034)
Capital transactions:
Issuance of Units	54,826	187,462
Reinvestment of distributions	43,732	41,999
Repurchased Units	(164,936)	(65,290)
Net increase in members' capital resulting from capital transactions	(66,378)	164,171
Total increase (decrease) in members' capital	(150,088)	137,143
Members' capital at end of period	$3,229,740	$3,408,329
Distributions per unit	$0.40	$0.43

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund LLC

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net increase (decrease) in members' capital resulting from operations	$(10,169)	$50,006
Adjustments to reconcile net increase (decrease) in members' capital resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	39,812	23,137
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	677	(60)
Net unrealized (appreciation) depreciation on interest rate swap attributed to unsecured notes	(17)	293
Net realized (gain) loss on investments	35,380	5,007
Net realized (gain) loss on foreign currency and other transactions	(19)	5
Investments in unaffiliated money market fund, net	5,029	(36,714)
Net accretion of discount and amortization of premium on investments	(6,008)	(6,425)
Payment-in-kind interest and dividend capitalized	(5,590)	(6,863)
Amortization of deferred financing costs	1,981	1,924
Amortization of debt issuance costs and original issuance discount on unsecured notes	1,623	1,141
Purchases of investments and change in payable for investments purchased	(153,171)	(493,530)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	315,295	317,125
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	16,279	20,920
(Increase) decrease in interest and dividend receivable from non-controlled/affiliated investments	(102)	178
(Increase) decrease in interest and dividend receivable from controlled/affiliated investments	(1,696)	—
(Increase) decrease in prepaid expenses and other assets	2,792	(3,983)
(Decrease) increase in payable to affiliates	53	(30)
(Decrease) increase in management fees payable	5,760	(802)
(Decrease) increase in incentive fees payable	4,381	(788)
(Decrease) increase in interest payable	(25,958)	(25,131)
(Decrease) increase in accrued expenses and other liabilities	(240)	(1,420)
Net cash provided by (used in) operating activities	226,092	(156,010)

Cash flows from financing activities:
Borrowings on debt	$320,000	$338,250
Repayments on debt	(402,000)	(314,000)
Deferred financing costs paid	(42)	(34)
Debt issuance costs paid	(53)	(16)
Distributions paid	(30,843)	(29,146)
Proceeds from issuance of Units	36,766	135,734
Subscriptions received in advance	7,559	56,533
Repurchases of Units	(181,587)	(55,792)
Net cash provided by (used in) financing activities	(250,200)	131,529
Net increase (decrease) in cash, cash equivalents and restricted cash	(24,108)	(24,481)
Effect of foreign exchange rate changes on cash	—	55
Cash, cash equivalents and restricted cash, at beginning of period	199,865	218,004
Cash, cash equivalents and restricted cash, at end of period	$175,757	$193,578

Supplemental information and non-cash activities:
Excise tax paid	$102	$—
Interest expense paid	$80,437	$81,085
Accrued but unpaid repurchases of Units	$164,936	$65,290
Distribution reinvestment paid	$43,732	$41,999
Accrued but unpaid distributions	$27,414	$32,067
Non-cash purchases of investments	$(21,310)	$(23,193)
Non-cash sales of investments	$21,310	$23,193

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate & Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
Debt Investments - non-controlled/non-affiliated
Aerospace & Defense
AA&D Midco, Inc.	(6) (7) (8) (11)	First Lien Debt	S +	4.75%	8.40%	11/29/2030	35,393	$35,059	$35,039	1.08%
AA&D Midco, Inc.	(6) (7) (11)	First Lien Debt	S +	4.75%	8.40%	11/29/2030	6,660	6,597	6,594	0.20
AA&D Midco, Inc.	(6) (11) (18)	First Lien Debt	S +	4.75%	8.40%	11/29/2030	1,981	1,931	1,928	0.06
Jonathan Acquisition Company	(6) (10)	First Lien Debt	S +	4.50%	8.20%	11/12/2029	3,691	3,640	3,626	0.11
Jonathan Acquisition Company	(6) (10) (18)	First Lien Debt	P +	3.50%	10.25%	05/11/2029	45	39	37	0.00
ManTech International CP	(6) (8) (9) (11)	First Lien Debt	S +	4.50%	8.17%	09/14/2029	32,918	32,666	32,918	1.02
ManTech International CP	(6) (11)	First Lien Debt	S +	4.50%	8.17%	09/14/2029	467	462	467	0.01
ManTech International CP	(6) (11) (18)	First Lien Debt	P +	3.50%	10.25%	09/14/2028	—	(26)	—	0.00
Two Six Labs, LLC	(6) (9) (11)	First Lien Debt	S +	5.25%	8.95%	08/20/2027	26,546	26,373	26,494	0.82
Two Six Labs, LLC	(6) (11)	First Lien Debt	S +	5.25%	8.95%	08/20/2027	6,768	6,710	6,754	0.21
Two Six Labs, LLC	(6) (11) (18)	First Lien Debt	S +	5.25%	8.95%	08/20/2027	—	(6)	(2)	0.00
								113,445	113,855	3.53
Air Freight & Logistics
RoadOne IntermodaLogistics	(6) (10)	First Lien Debt	S +	6.75%	10.45%	12/29/2028	1,252	1,234	1,190	0.04
RoadOne IntermodaLogistics	(6) (10)	First Lien Debt	S +	6.75%	10.45%	12/29/2028	115	113	109	0.00
RoadOne IntermodaLogistics	(6) (10) (18)	First Lien Debt	S +	6.75%	10.45%	12/29/2028	228	225	215	0.01
								1,572	1,514	0.05
Automobile Components
Continental Acquisition Holdings, Inc.	(6) (8) (9) (10) (13) (14)	First Lien Debt	S +	7.00% PIK	10.85%	07/20/2028	12,945	11,731	5,613	0.17
OEConnection, LLC	(6) (8) (12)	First Lien Debt	S +	4.50%	8.18%	12/23/2032	1,493	1,486	1,459	0.05
OEConnection, LLC	(6) (12) (18)	First Lien Debt	S +	4.50%	8.18%	12/23/2032	—	(2)	(20)	0.00
OEConnection, LLC	(6) (12) (18)	First Lien Debt	S +	4.50%	8.18%	12/23/2032	—	(1)	(5)	0.00
Randy's Holdings, Inc.	(6) (10)	First Lien Debt	S +	5.00%	8.67%	11/01/2029	14,052	13,857	13,876	0.43
Randy's Holdings, Inc.	(6) (10) (18)	First Lien Debt	S +	5.00%	8.67%	11/01/2029	4,403	4,309	4,312	0.13
Randy's Holdings, Inc.	(6) (10) (18)	First Lien Debt	S +	5.00%	8.67%	11/01/2029	92	69	69	0.00
Sonny's Enterprises, LLC	(6) (8) (9) (10)	First Lien Debt	S +	5.50%	9.31%	08/05/2028	52,079	51,705	50,649	1.57
Sonny's Enterprises, LLC	(6) (10)	First Lien Debt	S +	5.50%	9.31%	08/05/2028	5,942	5,879	5,778	0.18
Sonny's Enterprises, LLC	(6) (10) (18)	First Lien Debt	S +	5.50%	9.31%	08/05/2027	4,458	4,416	4,305	0.13
Spectrum Automotive Holdings Corp.	(6) (9) (11)	First Lien Debt	S +	5.25%	8.92%	06/29/2028	9,801	9,751	9,801	0.30
Spectrum Automotive Holdings Corp.	(6) (11)	First Lien Debt	S +	5.25%	8.92%	06/29/2028	5,472	5,426	5,472	0.17
Spectrum Automotive Holdings Corp.	(6) (11) (18)	First Lien Debt	S +	5.25%	8.92%	06/29/2027	—	(1)	—	0.00
								108,625	101,309	3.14
Automobiles
COP Collisionright Parent, LLC	(6) (7) (10)	First Lien Debt	S +	4.75%	8.42%	01/29/2030	26,672	26,310	26,472	0.82
COP Collisionright Parent, LLC	(6) (10) (18)	First Lien Debt	S +	4.75%	8.42%	01/29/2030	19,250	18,952	19,065	0.59
COP Collisionright Parent, LLC	(6) (10) (18)	First Lien Debt	S +	4.75%	8.42%	01/29/2030	673	614	638	0.02
Drivecentric Holdings, LLC	(6) (9) (11)	First Lien Debt	S +	4.50%	8.19%	08/15/2031	38,816	38,491	38,816	1.20
Drivecentric Holdings, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	8.19%	08/15/2031	—	(37)	—	0.00
Drivecentric Holdings, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	8.19%	08/15/2031	—	(31)	—	0.00
LeadVenture, Inc.	(6) (9) (11)	First Lien Debt	S +	5.00%	8.70%	06/23/2032	9,360	9,231	9,180	0.28
LeadVenture, Inc.	(6) (11) (18)	First Lien Debt	S +	5.00%	8.70%	06/23/2032	730	713	696	0.02
LeadVenture, Inc.	(6) (11) (18)	First Lien Debt	S +	5.00%	8.70%	06/23/2032	41	29	23	0.00
MajorDrive Holdings IV, LLC	(12)	First Lien Debt	S +	4.00%	7.96%	06/01/2028	2,931	2,933	2,651	0.08

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate & Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
Vehlo Purchaser, LLC	(6) (9) (11)	First Lien Debt	S +	5.50%	9.17%	05/24/2028	2,009	1,998	1,975	0.06
Vehlo Purchaser, LLC	(6) (9) (11)	First Lien Debt	S +	5.50%	9.17%	05/24/2028	45,898	45,538	45,094	1.40
Vehlo Purchaser, LLC	(6) (11) (18)	First Lien Debt	S +	5.50%	9.17%	05/24/2028	—	(2)	(6)	0.00
								144,739	144,604	4.48
Banks
Computer Services, Inc.	(6) (8) (10)	First Lien Debt	S +	4.50%	8.20%	11/17/2031	9,011	8,968	8,897	0.28
Computer Services, Inc.	(6) (10) (18)	First Lien Debt	S +	4.50%	8.20%	11/17/2031	—	(10)	(52)	0.00
								8,958	8,845	0.27
Beverages
Vamos Bidco, Inc.	(6) (9) (12)	First Lien Debt	S +	4.75%	8.45%	01/30/2032	11,522	11,421	11,234	0.35
Vamos Bidco, Inc.	(6) (12) (18)	First Lien Debt	S +	4.75%	8.45%	01/30/2032	—	(20)	(121)	0.00
Vamos Bidco, Inc.	(6) (12) (18)	First Lien Debt	S +	4.75%	8.45%	01/30/2032	—	(12)	(36)	0.00
								11,389	11,077	0.34
Building Products
Project Potter Buyer, LLC	(6) (8) (10)	First Lien Debt	S +	5.25%	8.95%	04/23/2027	11,258	11,255	11,245	0.35
Project Potter Buyer, LLC	(6) (10) (18)	First Lien Debt	S +	5.25%	8.95%	04/23/2027	—	—	(1)	0.00
								11,255	11,244	0.35
Capital Markets
Orion Advisor Solutions, Inc.	(6)	First Lien Debt	S +	2.75%	6.42%	09/24/2030	3,950	3,975	3,873	0.12
Chemicals
Olympus Water US Holding Corporation	(12)	First Lien Debt	S +	3.00%	6.70%	06/20/2031	4,647	4,657	4,454	0.14
Tank Holding Corp.	(8) (11)	First Lien Debt	S +	5.75%	9.55%	03/31/2028	52,685	52,138	46,909	1.45
Tank Holding Corp.	(11)	First Lien Debt	S +	5.75%	9.55%	03/31/2028	5,935	5,834	5,294	0.16
Tank Holding Corp.	(11) (18)	First Lien Debt	S +	5.75%	9.55%	03/31/2028	—	(13)	(207)	(0.01)
V Global Holdings, LLC	(6) (8) (9) (11)	First Lien Debt	S +	6.25% (incl. 3.70% PIK)	10.05%	01/02/2029	15,897	15,732	14,403	0.45
V Global Holdings, LLC	(6) (11) (18)	First Lien Debt	S +	5.75%	9.53%	01/02/2029	816	802	607	0.02
								79,150	71,460	2.21
Commercial Services & Supplies
365 Retail Markets, LLC	(6) (9) (10)	First Lien Debt	S +	4.50%	8.16%	12/26/2028	7,161	7,161	7,161	0.22
365 Retail Markets, LLC	(6) (9) (10)	First Lien Debt	S +	4.50%	8.16%	12/26/2028	2,298	2,298	2,298	0.07
Astra Service Partners, LLC	(6) (11)	First Lien Debt	S +	4.50%	8.20%	11/26/2032	4,500	4,467	4,500	0.14
Astra Service Partners, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	8.20%	11/26/2032	296	290	296	0.01
Atlas US Finco, Inc.	(6) (8) (9) (10) (15)	First Lien Debt	S +	4.75%	8.42%	12/10/2029	64,757	64,089	64,109	1.98
Atlas US Finco, Inc.	(6) (10) (15) (18)	First Lien Debt	S +	4.75%	8.42%	12/11/2028	—	(29)	(44)	0.00
AWP Group Holdings, Inc.	(6) (8) (9) (10)	First Lien Debt	S +	4.50%	8.17%	12/23/2030	42,892	41,956	42,892	1.33
AWP Group Holdings, Inc.	(6) (10) (18)	First Lien Debt	S +	4.50%	8.17%	12/23/2030	4,528	4,452	4,528	0.14
AWP Group Holdings, Inc.	(6) (10) (18)	First Lien Debt	S +	4.50%	8.17%	12/23/2030	3,015	2,978	3,015	0.09
Belfor Holdings, Inc.	(12)	First Lien Debt	S +	2.75%	6.42%	11/01/2030	1,850	1,863	1,851	0.06
BPG Holdings IV Corp.	(6) (7) (9) (11)	First Lien Debt	S +	7.00% (incl. 5.00% PIK)	10.70%	07/30/2029	26,609	25,356	21,809	0.68
Consor Intermediate II, LLC	(6) (11)	First Lien Debt	S +	4.50%	8.20%	05/12/2031	7,891	7,838	7,891	0.24
Consor Intermediate II, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	8.20%	05/12/2031	—	(17)	—	0.00
Consor Intermediate II, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	8.20%	05/12/2031	353	343	353	0.01
CRCI Longhorn Holdings, Inc.	(6) (9) (11)	First Lien Debt	S +	4.75%	8.42%	08/27/2031	8,713	8,642	8,679	0.27
CRCI Longhorn Holdings, Inc.	(6) (11) (18)	First Lien Debt	S +	4.75%	8.42%	08/27/2031	—	(9)	(9)	0.00
CRCI Longhorn Holdings, Inc.	(6) (11) (18)	First Lien Debt	S +	4.75%	8.42%	08/27/2031	—	(11)	(6)	0.00

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate & Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
Energy Labs Holdings Corp.	(6) (9) (10)	First Lien Debt	S +	5.00%	8.77%	04/07/2028	7,862	7,813	7,724	0.24
Energy Labs Holdings Corp.	(6) (10)	First Lien Debt	S +	5.00%	8.77%	04/07/2028	2,511	2,486	2,452	0.08
Energy Labs Holdings Corp.	(6) (10) (18)	First Lien Debt	S +	5.00%	8.77%	04/07/2028	895	883	862	0.03
EnergySolutions, LLC	(12)	First Lien Debt	S +	3.25%	6.92%	09/20/2030	4,929	4,950	4,939	0.15
Firebird Acquisition Corp, Inc.	(6) (11)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.67%	02/02/2032	6,072	6,047	6,072	0.19
Firebird Acquisition Corp, Inc.	(6) (11) (18)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.67%	02/02/2032	1,946	1,934	1,946	0.06
Firebird Acquisition Corp, Inc.	(6) (11) (18)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.67%	02/02/2032	—	(4)	—	0.00
FLS Holding, Inc.	(6) (8) (9) (10) (15)	First Lien Debt	S +	5.25%	9.10%	12/15/2028	23,531	22,712	20,092	0.62
FLS Holding, Inc.	(6) (9) (10) (15)	First Lien Debt	S +	5.25%	9.10%	12/15/2028	5,517	5,326	4,711	0.15
FLS Holding, Inc.	(6) (10) (15) (18)	First Lien Debt	S +	5.25%	9.10%	12/17/2027	2,247	2,188	1,914	0.06
Foundever Group	(12)	First Lien Debt	S +	3.75%	7.71%	08/28/2028	4,787	4,795	2,190	0.07
Hercules Borrower, LLC	(6) (11)	First Lien Debt	S +	4.75%	8.42%	12/15/2028	25,835	25,700	25,577	0.79
Hercules Borrower, LLC	(6) (11)	First Lien Debt	C +	4.75%	7.06%	12/15/2028	C$2,985	2,079	2,118	0.07
HSI Halo Acquisition, Inc.	(6) (8) (11)	First Lien Debt	S +	5.00%	8.67%	06/30/2031	18,784	18,633	18,709	0.58
HSI Halo Acquisition, Inc.	(6) (11) (18)	First Lien Debt	S +	5.00%	8.67%	06/30/2031	2,256	2,232	2,238	0.07
HSI Halo Acquisition, Inc.	(6) (11) (18)	First Lien Debt	S +	5.00%	8.67%	06/28/2030	—	(21)	(12)	0.00
Iris Buyer, LLC	(6) (9) (10) (15)	First Lien Debt	S +	5.25%	8.92%	10/02/2030	20,239	19,896	20,087	0.62
Iris Buyer, LLC	(6) (10) (15)	First Lien Debt	S +	5.25%	8.92%	10/02/2030	1,860	1,831	1,846	0.06
Iris Buyer, LLC	(6) (10) (15) (18)	First Lien Debt	S +	5.25%	8.92%	10/02/2029	—	(40)	(22)	0.00
LSF12 Crown US Commercial Bidco, LLC		First Lien Debt	S +	3.00%	6.67%	12/02/2031	2,907	2,919	2,907	0.09
Procure Acquireco, Inc. (Procure Analytics)	(6) (9) (11)	First Lien Debt	S +	4.75%	8.45%	12/20/2028	15,198	15,198	15,198	0.47
Procure Acquireco, Inc. (Procure Analytics)	(6) (11) (18)	First Lien Debt	S +	4.75%	8.45%	12/20/2028	923	920	923	0.03
Procure Acquireco, Inc. (Procure Analytics)	(6) (11) (18)	First Lien Debt	S +	4.75%	8.45%	05/24/2032	—	—	—	0.00
Railpros Parent, LLC	(6) (9) (11)	First Lien Debt	S +	4.25%	7.92%	05/24/2032	21,104	20,913	20,946	0.65
Railpros Parent, LLC	(6) (11) (18)	First Lien Debt	S +	4.25%	7.92%	05/24/2032	1,958	1,920	1,909	0.06
Railpros Parent, LLC	(6) (11) (18)	First Lien Debt	S +	4.25%	7.92%	05/24/2032	—	(29)	(24)	0.00
Routeware, Inc.	(6) (9) (10)	First Lien Debt	S +	5.25%	8.94%	09/18/2031	4,773	4,733	4,713	0.15
Routeware, Inc.	(6) (10) (18)	First Lien Debt	S +	5.25%	8.94%	09/18/2031	520	509	492	0.02
Routeware, Inc.	(6) (10) (18)	First Lien Debt	S +	5.25%	8.94%	09/18/2031	102	98	96	0.00
Sherlock Buyer Corp.	(6) (8) (9) (10)	First Lien Debt	S +	5.75%	9.45%	12/06/2030	24,778	24,710	23,447	0.73
Sherlock Buyer Corp.	(6) (10) (18)	First Lien Debt	S +	5.75%	9.45%	12/07/2029	—	(6)	(160)	0.00
Surewerx Purchaser III, Inc.	(6) (11) (15)	First Lien Debt	C +	5.25%	7.51%	12/28/2029	C$2,585	1,867	1,852	0.06
Surewerx Purchaser III, Inc.	(6) (11) (15)	First Lien Debt	S +	5.25%	8.94%	12/28/2029	4,379	4,340	4,378	0.14
Surewerx Purchaser III, Inc.	(6) (11) (15) (18)	First Lien Debt	S +	5.25%	8.94%	12/28/2029	—	(6)	—	0.00
Surewerx Purchaser III, Inc.	(6) (11) (15) (18)	First Lien Debt	S +	5.25%	8.94%	12/28/2028	260	249	260	0.01
Sweep Midco, LLC	(6) (9) (10) (16)	Second Lien Debt				03/12/2034	1,086	543	695	0.02
Sweep Midco, LLC	(6) (9) (10) (16)	Second Lien Debt				03/12/2036	3,156	—	—	0.00
Sweep Purchaser, LLC	(6) (9)	First Lien Debt	S +	5.75% PIK	9.53%	06/30/2027	4,454	4,454	4,454	0.14
Sweep Purchaser, LLC	(6) (9)	First Lien Debt	S +	5.75%	9.53%	06/30/2027	2,024	2,024	2,024	0.06
Sweep Purchaser, LLC	(6) (10) (18)	First Lien Debt	S +	5.75%	9.53%	06/30/2027	94	94	94	0.00
Tamarack Intermediate, LLC	(6) (9) (11)	First Lien Debt	S +	5.00%	8.67%	03/12/2029	25,474	25,231	25,347	0.78
Tamarack Intermediate, LLC	(6) (11) (18)	First Lien Debt	S +	5.00%	8.67%	03/12/2029	3,215	3,164	3,186	0.10
Tamarack Intermediate, LLC	(6) (11) (18)	First Lien Debt	S +	5.00%	8.67%	03/12/2029	—	(34)	(22)	0.00
Tidal Waste & Recycling Holdings, LLC		First Lien Debt	S +	2.75%	6.45%	10/24/2031	1,980	1,986	1,979	0.06
Transit Technologies, LLC	(6) (11)	First Lien Debt	S +	5.00%	8.59%	08/20/2031	15,254	15,126	15,024	0.47
Transit Technologies, LLC	(6) (11) (18)	First Lien Debt	S +	5.00%	8.59%	08/20/2031	1,511	1,485	1,435	0.04

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate & Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
Transit Technologies, LLC	(6) (11) (18)	First Lien Debt	S +	5.00%	8.59%	08/20/2030	—	(19)	(39)	0.00
Vensure Employer Services, Inc.	(6) (9) (12)	First Lien Debt	S +	5.00%	8.70%	09/29/2031	32,868	32,595	32,531	1.01
Vensure Employer Services, Inc.	(6) (12) (18)	First Lien Debt	S +	5.00%	8.70%	09/29/2031	—	(11)	(11)	0.00
VRC Companies, LLC	(6) (9) (10)	First Lien Debt	S +	5.50%	8.98%	06/29/2027	45,283	45,180	45,283	1.40
VRC Companies, LLC	(6) (10)	First Lien Debt	S +	5.50%	8.98%	06/29/2027	46,997	46,740	46,997	1.46
VRC Companies, LLC	(6) (10) (18)	First Lien Debt	S +	5.50%	8.98%	06/29/2027	—	—	—	0.00
								558,000	548,680	16.99
Construction & Engineering
Arcoro Holdings Corp.	(6) (10)	First Lien Debt	S +	5.50%	9.20%	03/28/2030	56,387	55,567	55,130	1.71
Arcoro Holdings Corp.	(6) (10) (18)	First Lien Debt	S +	5.50%	9.20%	03/28/2030	—	(114)	(192)	(0.01)
Artera Services, LLC		First Lien Debt	S +	4.50%	8.17%	02/15/2031	1,970	1,956	1,674	0.05
Crown Subsea Communications Holding, Inc.	(11)	First Lien Debt	S +	3.00%	6.67%	01/30/2031	3,980	4,010	3,987	0.12
KPSKY Acquisition, Inc.	(6) (8) (9) (11)	First Lien Debt	S +	5.50%	9.27%	10/19/2028	20,481	19,871	18,675	0.58
KPSKY Acquisition, Inc.	(6) (9) (11)	First Lien Debt	S +	5.50%	9.27%	10/19/2028	16,324	16,065	14,885	0.46
LJ Avalon Holdings, LLC	(6) (8) (10)	First Lien Debt	S +	4.50%	8.15%	02/01/2030	6,512	6,457	6,512	0.20
LJ Avalon Holdings, LLC	(6) (10) (18)	First Lien Debt	S +	4.50%	8.15%	02/01/2030	8,719	8,641	8,711	0.27
LJ Avalon Holdings, LLC	(6) (10) (18)	First Lien Debt	S +	4.50%	8.15%	02/01/2029	—	(10)	—	—
Superman Holdings, LLC	(6) (9) (11)	First Lien Debt	S +	4.50%	8.20%	08/29/2031	25,076	24,973	24,888	0.77
Superman Holdings, LLC	(6) (8) (11)	First Lien Debt	S +	4.50%	8.20%	08/29/2031	8,218	8,158	8,156	0.25
Superman Holdings, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	8.20%	08/29/2031	—	(14)	(28)	0.00
								145,560	142,398	4.41
Consumer Staples Distribution & Retail
PDI TA Holdings, Inc.	(6) (9) (11)	First Lien Debt	S +	6.00% (incl. 2.50% PIK)	9.67%	02/03/2031	38,640	38,352	37,774	1.17
PDI TA Holdings, Inc.	(6) (11) (18)	First Lien Debt	S +	6.00% (incl. 2.50% PIK)	9.67%	02/03/2031	3,002	2,980	2,931	0.09
								41,332	40,705	1.26
Containers & Packaging
Berlin Packaging, LLC		First Lien Debt	S +	3.25%	6.92%	06/07/2031	5,920	5,925	5,692	0.18
BP Purchaser, LLC	(6) (8) (9) (11)	First Lien Debt	S +	7.50% (incl. 1.00% PIK)	11.44%	12/11/2028	34,019	32,981	26,659	0.83
Clydesdale Acquisition Holdings, Inc.	(12)	First Lien Debt	S +	3.18%	6.84%	04/13/2029	7,303	7,306	6,950	0.22
FORTIS Solutions Group, LLC	(6) (9) (11)	First Lien Debt	S +	5.50%	9.30%	10/13/2028	21,683	21,618	21,683	0.67
FORTIS Solutions Group, LLC	(6) (11)	First Lien Debt	S +	5.50%	9.30%	10/13/2028	2,827	2,814	2,827	0.09
FORTIS Solutions Group, LLC	(6) (11) (18)	First Lien Debt	S +	5.50%	9.30%	10/15/2027	810	806	810	0.03
								71,450	64,621	2.00
Distributors
ABB Concise Optical Group, LLC	(6) (8) (11)	First Lien Debt	S +	7.50%	11.36%	02/23/2028	17,008	16,842	16,370	0.51
PT Intermediate Holdings III, LLC	(6) (8) (9) (11)	First Lien Debt	S +	4.75% (incl. 1.00% PIK)	8.45%	04/09/2030	55,367	54,927	55,367	1.71
PT Intermediate Holdings III, LLC	(6) (11) (18)	First Lien Debt	S +	4.75% (incl. 1.00% PIK)	8.45%	04/09/2030	—	(4)	—	0.00
								71,765	71,737	2.22
Diversified Consumer Services
Any Hour, LLC	(6) (12)	First Lien Debt	S +	5.75% (incl. 3.25% PIK)	9.45%	05/23/2030	11,771	11,640	10,560	0.33
Any Hour, LLC	(6) (12)	First Lien Debt	S +	5.75% (incl. 3.25% PIK)	9.45%	05/23/2030	333	330	299	0.01
Any Hour, LLC	(6) (12) (18)	First Lien Debt	S +	5.75% (incl. 3.25% PIK)	9.45%	05/23/2030	1,589	1,571	1,409	0.04
Any Hour, LLC	(6) (12)	Unsecured Debt		13.00% PIK	13.00%	05/23/2031	3,745	3,697	3,334	0.10
Apex Service Partners, LLC	(6) (7) (8) (9) (10)	First Lien Debt	S +	5.00%	8.67%	10/24/2030	71,200	70,389	71,200	2.20
Apex Service Partners, LLC	(6) (10)	First Lien Debt	S +	5.00%	8.67%	10/24/2030	10,406	10,266	10,406	0.32

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate & Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
Apex Service Partners, LLC	(6) (10) (18)	First Lien Debt	S +	5.00%	8.67%	10/24/2029	2,416	2,366	2,416	0.07
Ascend Learning, LLC	(12)	First Lien Debt	S +	3.00%	6.67%	12/11/2028	7,283	7,259	7,100	0.22
Assembly Intermediate, LLC	(6) (9) (10)	First Lien Debt	S +	5.25%	8.95%	10/19/2027	8,056	7,859	8,056	0.25
Assembly Intermediate, LLC	(6) (10)	First Lien Debt	S +	5.25%	8.95%	10/19/2027	1,778	1,733	1,778	0.06
Assembly Intermediate, LLC	(6) (10) (18)	First Lien Debt	S +	5.25%	8.95%	10/19/2027	—	(20)	—	—
DA Blocker Corp.	(6) (7) (11) (15)	First Lien Debt	S +	4.75%	8.45%	02/10/2032	7,759	7,691	7,604	0.24
DA Blocker Corp.	(6) (11) (15) (18)	First Lien Debt	S +	4.75%	8.45%	02/10/2032	—	(10)	(48)	0.00
DA Blocker Corp.	(6) (11) (15) (18)	First Lien Debt	S +	4.75%	8.45%	02/10/2032	32	26	16	0.00
Eclipse Buyer, Inc.	(6) (9) (12)	First Lien Debt	S +	4.50%	8.18%	09/08/2031	8,362	8,293	8,299	0.26
Eclipse Buyer, Inc.	(6) (12) (18)	First Lien Debt	S +	4.50%	8.18%	09/08/2031	—	(5)	(11)	0.00
Eclipse Buyer, Inc.	(6) (12) (18)	First Lien Debt	S +	4.50%	8.18%	09/08/2031	—	(6)	(5)	0.00
Essential Services Holding Corporation	(6) (8) (11)	First Lien Debt	S +	5.50% (incl. 2.75% PIK)	9.17%	06/17/2031	18,624	18,475	18,271	0.57
Essential Services Holding Corporation	(6) (11) (18)	First Lien Debt	S +	5.50% (incl. 2.75% PIK)	9.17%	06/17/2031	—	(19)	(98)	0.00
Essential Services Holding Corporation	(6) (11) (18)	First Lien Debt	S +	5.50% (incl. 2.75% PIK)	9.17%	06/17/2030	1,289	1,266	1,228	0.04
EVDR Purchaser, Inc.	(6) (11)	First Lien Debt	S +	4.75%	8.42%	02/14/2031	36,313	35,763	36,211	1.12
EVDR Purchaser, Inc.	(6) (11) (18)	First Lien Debt	S +	4.75%	8.42%	02/14/2031	—	(64)	(29)	0.00
EVDR Purchaser, Inc.	(6) (11) (18)	First Lien Debt	S +	4.75%	8.42%	02/14/2031	2,006	1,919	1,989	0.06
Express Wash Acquisition Company, LLC	(6) (9) (10)	First Lien Debt	S +	6.25%	9.90%	04/10/2031	5,653	5,502	5,582	0.17
Express Wash Acquisition Company, LLC	(6) (10) (18)	First Lien Debt	S +	6.25%	9.90%	04/10/2031	—	(10)	(4)	0.00
FPG Intermediate Holdco, LLC	(6) (10)	First Lien Debt	S +	5.00% PIK	8.70%	07/02/2029	2,353	2,316	1,948	0.06
FPG Intermediate Holdco, LLC	(6) (10)	First Lien Debt	S +	5.00% PIK	8.70%	07/02/2029	803	803	803	0.02
GarageCo Intermediate II, LLC	(6) (8) (11)	First Lien Debt	S +	4.25%	7.91%	08/02/2032	3,434	3,403	3,383	0.10
GarageCo Intermediate II, LLC	(6) (11) (18)	First Lien Debt	S +	4.25%	7.91%	08/02/2032	—	(23)	(76)	0.00
GarageCo Intermediate II, LLC	(6) (11) (18)	First Lien Debt	S +	4.25%	7.91%	08/02/2032	—	(14)	(23)	0.00
Heartland Home Services	(6) (11)	First Lien Debt	S +	5.75%	9.55%	12/15/2026	22,813	22,737	22,370	0.69
Kodiak Buyer, LLC	(6) (7) (11)	First Lien Debt	S +	4.25%	7.95%	07/26/2032	9,206	9,121	9,185	0.28
Kodiak Buyer, LLC	(6) (11) (18)	First Lien Debt	S +	4.25%	7.95%	07/26/2032	—	(15)	(7)	0.00
Kodiak Buyer, LLC	(6) (11) (18)	First Lien Debt	S +	4.25%	7.95%	07/23/2032	—	(23)	(6)	0.00
LHS Borrower, LLC	(6) (8) (11)	First Lien Debt	S +	5.25%	8.92%	09/04/2031	12,853	12,675	12,628	0.39
LHS Borrower, LLC	(6) (11) (18)	First Lien Debt	S +	5.25%	8.92%	09/04/2031	257	243	239	0.01
Lightspeed Solution, LLC	(6) (9) (11)	First Lien Debt	S +	6.00%	9.67%	03/01/2028	23,202	23,063	22,693	0.70
Lightspeed Solution, LLC	(6) (11)	First Lien Debt	S +	6.00%	9.67%	03/01/2028	1,377	1,368	1,346	0.04
Project Accelerate Parent, LLC	(6) (11)	First Lien Debt	S +	5.25%	8.92%	02/24/2031	27,014	26,807	27,014	0.84
Project Accelerate Parent, LLC	(6) (11) (18)	First Lien Debt	S +	5.25%	8.92%	02/24/2031	—	(27)	—	0.00
Spring Education Group, Inc.		First Lien Debt	S +	3.25%	6.95%	10/04/2030	3,910	3,921	3,870	0.12
Vertex Service Partners, LLC	(6) (7) (9) (11)	First Lien Debt	S +	6.00%	9.70%	11/08/2030	9,908	9,732	9,700	0.30
Vertex Service Partners, LLC	(6) (11) (18)	First Lien Debt	S +	6.00%	9.70%	11/08/2030	13,046	12,809	12,754	0.39
Vertex Service Partners, LLC	(6) (11) (18)	First Lien Debt	S +	6.00%	9.70%	11/08/2030	1,543	1,510	1,501	0.05
Wand NewCo 3, Inc.		First Lien Debt	S +	2.50%	6.17%	01/30/2031	7,065	7,069	6,999	0.22
								333,386	331,884	10.28
Electrical Equipment
Accel International Holdings, Inc.	(6) (9) (12)	First Lien Debt	S +	4.50%	8.17%	04/26/2032	24,507	24,397	24,507	0.76
Accel International Holdings, Inc.	(6) (12) (18)	First Lien Debt	S +	4.50%	8.17%	04/26/2032	—	(18)	—	—
Kohler Energy Co, LLC		First Lien Debt	S +	3.00%	6.70%	05/01/2031	4,591	4,625	4,580	0.14
Spark Buyer, LLC	(6) (9) (11)	First Lien Debt	S +	5.25%	8.90%	10/15/2031	5,246	5,180	4,800	0.15

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate & Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
Spark Buyer, LLC	(6) (11) (18)	First Lien Debt	S +	5.25%	8.90%	10/15/2031	—	(13)	(181)	(0.01)
Spark Buyer, LLC	(6) (11) (18)	First Lien Debt	S +	5.25%	8.90%	10/15/2031	478	465	388	0.01
								34,636	34,094	1.06
Electronic Equipment, Instruments & Components
Abracon Group Holdings, LLC	(6) (8) (9) (11) (14)	First Lien Debt	S +	6.60% (incl. 4.60% PIK)	10.32%	07/06/2028	29,755	29,203	14,283	0.44
Abracon Group Holdings, LLC	(6) (11) (14)	First Lien Debt	S +	6.60% (incl. 4.60% PIK)	10.32%	07/06/2028	1,990	1,957	955	0.03
Chamberlain Group, Inc.		First Lien Debt	S +	2.75%	6.42%	09/08/2032	6,773	6,768	6,703	0.21
Dwyer Instruments, Inc.	(6) (7) (9) (11)	First Lien Debt	S +	4.75%	8.45%	07/20/2029	45,706	45,232	45,363	1.40
Dwyer Instruments, Inc.	(6) (11)	First Lien Debt	S +	4.75%	8.45%	07/20/2029	18,085	17,867	17,950	0.56
Dwyer Instruments, Inc.	(6) (11) (18)	First Lien Debt	S +	4.75%	8.45%	07/20/2029	1,961	1,925	1,928	0.06
Infinite Bidco, LLC	(6) (7) (12)	First Lien Debt	S +	6.25%	9.91%	03/02/2028	9,045	8,987	9,003	0.28
Infinite Bidco, LLC	(9) (12)	Second Lien Debt	S +	7.00%	10.93%	03/02/2029	16,800	15,187	15,288	0.47
Magneto Components Buyco, LLC	(6) (7) (8) (9) (11)	First Lien Debt	S +	6.00%	9.70%	12/05/2030	48,253	47,621	48,253	1.49
Magneto Components Buyco, LLC	(6) (11) (18)	First Lien Debt	S +	6.00%	9.70%	12/05/2029	—	(89)	—	—
NDT Global Holding, Inc.	(6) (9) (12) (15)	First Lien Debt	S +	4.50%	8.17%	06/04/2032	26,931	26,686	26,527	0.82
NDT Global Holding, Inc.	(6) (12) (15) (18)	First Lien Debt	S +	4.50%	8.17%	06/04/2032	5,280	5,197	5,099	0.16
NDT Global Holding, Inc.	(6) (12) (15) (18)	First Lien Debt	S +	4.50%	8.17%	06/04/2032	301	248	210	0.01
NSI Holdings, Inc.	(6) (8) (11)	First Lien Debt	S +	4.50%	8.20%	11/17/2031	19,243	19,080	19,243	0.60
NSI Holdings, Inc.	(6) (11) (18)	First Lien Debt	S +	4.50%	8.20%	11/17/2031	—	(13)	—	—
NSI Holdings, Inc.	(6) (11) (18)	First Lien Debt	P +	3.75%	10.50%	11/17/2031	—	(33)	—	—
Pamlico Avant Holdings, LP	(6) (8) (11)	First Lien Debt	S +	4.50%	8.20%	12/31/2032	12,112	11,994	11,930	0.37
Pamlico Avant Holdings, LP	(6) (11) (18)	First Lien Debt	S +	4.50%	8.20%	12/31/2032	—	(16)	(25)	0.00
								237,801	222,710	6.90
Entertainment
Varsity Brands, Inc.		First Lien Debt	S +	2.75%	6.45%	08/26/2031	5,955	5,959	5,923	0.18
Financial Services
Applitools, Inc.	(6) (9) (11) (15)	First Lien Debt	S +	6.25% PIK	9.92%	05/25/2029	14,513	14,417	12,627	0.39
Applitools, Inc.	(6) (11) (15) (18)	First Lien Debt	S +	6.25%	9.92%	05/25/2028	—	(11)	(208)	(0.01)
BCTO Bluebill Midco, Inc.	(6) (9) (11)	First Lien Debt	S +	4.50%	8.17%	07/30/2032	21,333	21,136	20,907	0.65
BCTO Bluebill Midco, Inc.	(6) (11) (18)	First Lien Debt	S +	4.50%	8.17%	07/30/2032	—	(24)	(53)	0.00
Cerity Partners, LLC	(6) (8) (9) (11)	First Lien Debt	S +	4.50%	8.20%	07/28/2031	17,837	17,698	17,837	0.55
Cerity Partners, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	8.20%	07/28/2031	—	(12)	—	0.00
Cerity Partners, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	8.20%	07/28/2031	456	450	456	0.01
Cliffwater, LLC	(6) (7) (11)	First Lien Debt	S +	4.75%	8.42%	04/22/2032	21,250	21,059	20,931	0.65
Cliffwater, LLC	(6) (11) (18)	First Lien Debt	S +	4.75%	8.42%	04/22/2032	—	(18)	(31)	0.00
GC Waves Holdings, Inc.	(6) (9) (11)	First Lien Debt	S +	4.50%	8.17%	10/04/2030	22,261	21,900	22,202	0.69
GC Waves Holdings, Inc.	(6) (11) (18)	First Lien Debt	S +	4.50%	8.17%	10/04/2030	16,629	16,242	16,583	0.51
GC Waves Holdings, Inc.	(6) (11) (18)	First Lien Debt	S +	4.50%	8.17%	10/04/2030	—	(18)	(4)	0.00
MAI Capital Management Intermediate, LLC	(6) (9) (11)	First Lien Debt	S +	4.75%	8.45%	08/29/2031	4,609	4,571	4,517	0.14
MAI Capital Management Intermediate, LLC	(6) (11) (18)	First Lien Debt	S +	4.75%	8.45%	08/29/2031	4,205	4,165	4,107	0.13
MAI Capital Management Intermediate, LLC	(6) (11) (18)	First Lien Debt	S +	4.75%	8.45%	08/29/2031	450	441	426	0.01
PMA Parent Holdings, LLC	(6) (8) (9) (11)	First Lien Debt	S +	4.75%	8.45%	01/31/2031	4,913	4,857	4,851	0.15
PMA Parent Holdings, LLC	(6) (11) (18)	First Lien Debt	S +	4.75%	8.45%	01/31/2031	—	(4)	(5)	0.00
SitusAMC Holdings Corporation	(6) (8) (9) (11)	First Lien Debt	S +	5.50%	9.20%	05/14/2031	19,113	19,060	19,113	0.59
Smarsh, Inc.	(6) (9) (11)	First Lien Debt	S +	4.75%	8.45%	02/16/2029	11,250	11,191	11,100	0.34

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate & Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
Smarsh, Inc.	(6) (11) (18)	First Lien Debt	S +	4.75%	8.45%	02/16/2029	238	235	210	0.01
Smarsh, Inc.	(6) (11) (18)	First Lien Debt	S +	4.75%	8.45%	02/16/2029	343	334	321	0.01
Trintech, Inc.	(6) (8) (11)	First Lien Debt	S +	4.75%	8.42%	01/28/2033	25,742	25,488	25,488	0.79
Trintech, Inc.	(6) (11) (18)	First Lien Debt	S +	4.75%	8.42%	01/28/2033	—	(21)	(21)	0.00
Trintech, Inc.	(6) (11) (18)	First Lien Debt	S +	4.75%	8.42%	01/28/2033	—	(31)	(31)	0.00
								183,105	181,323	5.61
Food Products
Teasdale Foods, Inc. (Teasdale Latin Foods)	(6) (9) (10) (14)	First Lien Debt	S +	6.25% PIK	11.47%	03/30/2029	3,643	3,590	2,422	0.07
Ground Transportation
eShipping, LLC	(6) (11)	First Lien Debt	S +	4.50%	8.20%	12/23/2032	2,848	2,834	2,820	0.09
eShipping, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	8.20%	12/23/2032	—	(3)	(11)	0.00
eShipping, LLC	(6) (11) (18)	First Lien Debt	P +	3.50%	10.25%	12/23/2032	34	31	28	0.00
SV Newco 2, Inc.	(6) (11) (15)	First Lien Debt	S +	4.75%	8.45%	06/02/2031	34,892	34,476	34,828	1.08
SV Newco 2, Inc.	(6) (11) (15) (18)	First Lien Debt	S +	4.75%	8.45%	06/02/2031	16,324	16,119	16,294	0.50
SV Newco 2, Inc.	(6) (11) (15) (18)	First Lien Debt	S +	4.75%	8.45%	06/02/2031	1,265	1,134	1,244	0.04
								54,591	55,203	1.71
Health Care Equipment & Supplies
Journey Personal Care Corp.	(11)	First Lien Debt	S +	3.75%	7.42%	03/01/2028	4,902	4,868	4,700	0.15
Medline Borrower, LP	(12)	First Lien Debt	S +	1.75%	5.42%	10/23/2030	6,601	6,603	6,608	0.20
PerkinElmer U.S., LLC	(6) (10)	First Lien Debt	S +	4.75%	8.43%	03/13/2029	27,881	27,436	27,671	0.86
PerkinElmer U.S., LLC	(6) (10) (18)	First Lien Debt	S +	4.75%	8.43%	03/13/2029	—	(3)	(10)	0.00
Tidi Legacy Products, Inc.	(6) (7) (9) (10)	First Lien Debt	S +	4.50%	8.17%	12/19/2029	11,000	10,853	11,000	0.34
Tidi Legacy Products, Inc.	(6) (10)	First Lien Debt	S +	4.50%	8.17%	12/19/2029	2,947	2,901	2,947	0.09
Tidi Legacy Products, Inc.	(6) (10) (18)	First Lien Debt	S +	4.50%	8.17%	12/19/2029	—	(26)	—	—
YI, LLC	(6) (7) (9) (10)	First Lien Debt	S +	5.75%	9.43%	12/03/2029	17,486	17,251	17,468	0.54
YI, LLC	(6) (10) (18)	First Lien Debt	S +	5.75%	9.43%	12/03/2029	—	(34)	(3)	0.00
								69,849	70,381	2.18
Health Care Providers & Services
Advarra Holdings, Inc.	(6) (11)	First Lien Debt	S +	4.50%	8.17%	09/15/2031	14,893	14,688	14,670	0.45
Advarra Holdings, Inc.	(6) (11) (18)	First Lien Debt	S +	4.50%	8.17%	09/15/2031	—	(2)	(18)	0.00
Blue River PetCare, LLC	(6)	First Lien Debt	S +	5.00%	8.67%	08/01/2029	538	538	538	0.02
Blue River PetCare, LLC	(6) (18)	First Lien Debt	S +	5.00%	8.67%	08/01/2029	—	(3)	(3)	0.00
Blue River PetCare, LLC	(6) (18)	First Lien Debt	S +	5.00%	8.67%	08/01/2029	25	24	24	0.00
CNT Holdings I Corp.	(11)	First Lien Debt	S +	2.50%	6.17%	11/08/2032	6,782	6,790	6,774	0.21
DCA Investment Holdings, LLC	(6) (8) (9) (11) (14)	First Lien Debt	S +	6.50%	12.08%	04/03/2028	49,307	48,881	39,763	1.23
DCA Investment Holdings, LLC	(6) (11) (14)	First Lien Debt	S +	6.50%	12.08%	04/03/2028	3,787	3,750	3,055	0.09
ExamWorks BidCo, Inc.	(12)	First Lien Debt	S +	2.50%	6.17%	02/06/2033	6,808	6,813	6,796	0.21
Gateway US Holdings, Inc.	(6) (8) (9) (11) (15)	First Lien Debt	S +	4.75%	8.45%	09/22/2028	11,839	11,797	11,779	0.36
Gateway US Holdings, Inc.	(6) (11) (15) (18)	First Lien Debt	S +	4.75%	8.45%	09/22/2028	3,585	3,565	3,562	0.11
Gateway US Holdings, Inc.	(6) (11) (15) (18)	First Lien Debt	S +	4.75%	8.45%	09/22/2028	—	(2)	(2)	0.00
Heartland Veterinary Partners, LLC	(6) (8) (9) (10)	First Lien Debt	S +	4.75%	8.51%	06/12/2028	6,247	6,240	6,247	0.19
Heartland Veterinary Partners, LLC	(6) (9) (10)	Second Lien Debt		14.50% (incl. 7.00% PIK)	14.50%	09/11/2028	828	824	828	0.03
Heartland Veterinary Partners, LLC	(6) (10) (18)	First Lien Debt	S +	4.75%	8.51%	06/12/2028	14,726	14,682	14,726	0.46
Heartland Veterinary Partners, LLC	(6) (10)	Second Lien Debt		14.50% (incl. 7.00% PIK)	14.50%	09/11/2028	322	320	322	0.01
Heartland Veterinary Partners, LLC	(6) (10) (18)	First Lien Debt	S +	4.75%	8.51%	06/12/2028	—	(1)	—	0.00

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate & Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
iCIMS, Inc.	(6) (11)	First Lien Debt	S +	5.75%	9.42%	08/18/2028	16,989	16,891	16,548	0.51
iCIMS, Inc.	(6) (11) (18)	First Lien Debt	S +	5.75%	9.42%	08/18/2028	86	84	70	0.00
Imagine 360, LLC	(6) (8) (11)	First Lien Debt	S +	4.75%	8.45%	10/02/2028	13,165	13,078	13,165	0.41
Imagine 360, LLC	(6) (11) (18)	First Lien Debt	S +	4.75%	8.45%	10/02/2028	—	(6)	—	0.00
Imagine 360, LLC	(6) (11) (18)	First Lien Debt	S +	4.75%	8.45%	10/02/2028	—	(7)	—	0.00
Invictus Buyer, LLC	(6) (11)	First Lien Debt	S +	4.50%	8.20%	06/03/2031	1,567	1,554	1,563	0.05
Invictus Buyer, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	8.20%	06/03/2031	—	(2)	(2)	0.00
Invictus Buyer, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	8.20%	06/03/2031	—	(2)	(1)	0.00
LSCS Holdings, Inc.		First Lien Debt	S +	4.50%	8.20%	03/04/2032	3,465	3,469	3,240	0.10
MED ParentCo, LP		First Lien Debt	S +	3.00%	6.67%	04/15/2031	2,978	2,990	2,974	0.09
Medical Solutions, LLC		First Lien Debt	S +	3.50%	7.27%	11/01/2028	5,285	5,283	3,699	0.11
Merative, LP	(6) (8) (11)	First Lien Debt	S +	4.50%	8.20%	09/30/2032	29,368	29,229	29,221	0.90
Merative, LP	(6) (11) (18)	First Lien Debt	S +	4.50%	8.20%	09/30/2032	—	(8)	(17)	0.00
Merative, LP	(6) (11) (18)	First Lien Debt	S +	4.50%	8.20%	09/30/2032	—	(14)	(15)	0.00
Midwest Physician Administrative Services, LLC	(11)	First Lien Debt	S +	3.00%	6.96%	03/12/2028	3,829	3,826	3,252	0.10
mPulse Mobile, Inc.	(6) (8) (11)	First Lien Debt	S +	4.75%	8.45%	02/25/2033	29,206	28,936	28,402	0.88
mPulse Mobile, Inc.	(6) (11) (18)	First Lien Debt	S +	4.75%	8.45%	02/25/2033	—	(13)	(77)	0.00
mPulse Mobile, Inc.	(6) (11) (18)	First Lien Debt	S +	4.75%	8.45%	02/25/2033	—	(38)	(115)	0.00
Pacific Dental Services, LLC		First Lien Debt	S +	2.50%	6.18%	03/15/2031	2,940	2,949	2,940	0.09
Pareto Health Intermediate Holdings, Inc.	(6) (7) (10)	First Lien Debt	S +	5.00%	8.71%	06/03/2030	69,811	68,880	69,636	2.16
Pareto Health Intermediate Holdings, Inc.	(6) (10) (18)	First Lien Debt	S +	5.00%	8.71%	06/01/2029	—	(103)	(25)	0.00
PPV Intermediate Holdings, LLC	(6) (7) (11)	First Lien Debt	S +	5.75%	9.42%	08/31/2029	27,360	26,714	26,881	0.83
PPV Intermediate Holdings, LLC	(6) (9) (11)	First Lien Debt	S +	5.75%	9.42%	08/31/2029	19,194	19,093	18,858	0.58
Promptcare Infusion Buyer, Inc.	(6) (9) (10)	First Lien Debt	S +	6.00%	9.95%	09/01/2027	3,760	3,751	3,760	0.12
Promptcare Infusion Buyer, Inc.	(6) (10)	First Lien Debt	S +	6.00%	9.95%	09/01/2027	586	584	586	0.02
Raven Acquisition Holdings, LLC	(15)	First Lien Debt	S +	3.00%	6.67%	11/19/2031	4,620	4,600	4,527	0.14
Raven Acquisition Holdings, LLC	(15) (18)	First Lien Debt	S +	3.00%	6.67%	11/19/2031	—	(1)	(7)	0.00
Stepping Stones Healthcare Services, LLC	(6) (9) (11)	First Lien Debt	S +	4.75%	8.45%	01/05/2033	10,992	10,928	10,928	0.34
Stepping Stones Healthcare Services, LLC	(6) (11) (18)	First Lien Debt	S +	4.75%	8.45%	01/05/2033	—	(2)	(2)	0.00
Suveto Buyer, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	8.17%	09/09/2027	5,420	5,346	5,420	0.17
Suveto Buyer, LLC	(6) (11) (18)	First Lien Debt	P +	3.50%	10.25%	09/09/2027	42	34	42	0.00
TA Polaris Buyer, Inc.	(6) (8) (12)	First Lien Debt	S +	4.50%	8.18%	12/12/2032	10,378	10,328	10,226	0.32
TA Polaris Buyer, Inc.	(6) (12) (18)	First Lien Debt	S +	4.50%	8.18%	12/12/2032	1,341	1,327	1,277	0.04
TA Polaris Buyer, Inc.	(6) (12) (18)	First Lien Debt	S +	4.50%	8.18%	12/12/2032	—	(6)	(19)	0.00
Tivity Health, Inc.	(6) (8) (11)	First Lien Debt	S +	5.00%	8.67%	06/28/2029	17,770	17,663	17,681	0.55
Vardiman Black Holdings, LLC	(6) (8) (9) (12) (14)	First Lien Debt	S +	7.00% PIK	10.77%	03/18/2027	16,906	16,906	12,088	0.37
Vardiman Black Holdings, LLC	(6) (12) (13) (14)	First Lien Debt	S +	7.00% PIK	10.77%	03/18/2027	1,899	1,878	1,491	0.05
								415,023	397,256	12.30
Health Care Technology
Athenahealth, Inc.	(12)	First Lien Debt	S +	2.75%	6.42%	02/15/2029	7,267	7,253	7,122	0.22
Hyland Software, Inc.	(6) (8) (9) (11)	First Lien Debt	S +	5.00%	8.70%	09/19/2030	69,626	68,888	69,557	2.15
Hyland Software, Inc.	(6) (11) (18)	First Lien Debt	S +	5.00%	8.70%	09/19/2029	—	(26)	(3)	0.00
Imprivata, Inc.	(12)	First Lien Debt	S +	3.00%	6.70%	12/01/2027	6,356	6,355	6,297	0.19
MedAssets Software Intermediate Holdings, Inc.	(12)	First Lien Debt	S +	4.00%	7.74%	12/15/2028	6,106	6,106	3,604	0.11
Press Ganey Holdings, Inc.		First Lien Debt	S +	3.00%	6.67%	04/30/2031	2,963	2,960	2,956	0.09

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate & Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
Project Ruby Ultimate Parent Corp.		First Lien Debt	S +	2.75%	6.53%	03/10/2028	5,294	5,294	5,264	0.16
Symplr Software, Inc.	(11)	First Lien Debt	S +	4.50%	8.27%	12/22/2027	4,786	4,790	3,350	0.10
								101,620	98,147	3.04
Household Durables
Madison Safety & Flow, LLC		First Lien Debt	S +	2.50%	6.18%	09/26/2031	3,846	3,854	3,843	0.12
Independent Power and Renewable Electricity Producers
Lightning Power, LLC		First Lien Debt	S +	2.25%	5.92%	08/18/2031	6,912	6,920	6,920	0.21
Industrial Conglomerates
Aptean, Inc.	(6) (7) (9) (11)	First Lien Debt	S +	4.75%	8.42%	01/30/2031	76,683	76,134	76,683	2.37
Aptean, Inc.	(6) (11) (18)	First Lien Debt	S +	4.75%	8.42%	01/30/2031	—	(3)	—	—
Aptean, Inc.	(6) (11) (18)	First Lien Debt	S +	4.75%	8.42%	01/30/2031	1,377	1,337	1,377	0.04
Raptor Merger Sub Debt, LLC	(6) (8) (9) (11)	First Lien Debt	S +	5.50%	9.20%	04/01/2030	45,000	44,484	45,000	1.39
Raptor Merger Sub Debt, LLC	(6) (11) (18)	First Lien Debt	S +	5.50%	9.20%	04/01/2030	814	776	814	0.03
								122,728	123,874	3.84
Insurance Services
Acrisure, LLC		First Lien Debt	S +	3.00%	6.67%	11/06/2030	4,938	4,926	4,776	0.15
Alliant Holdings Intermediate, LLC		First Lien Debt	S +	2.50%	6.17%	09/19/2031	7,068	7,075	7,007	0.22
Amerilife Holdings, LLC	(6) (8) (9) (11)	First Lien Debt	S +	5.00%	8.67%	08/31/2029	30,609	30,379	30,303	0.94
Amerilife Holdings, LLC	(6) (11) (18)	First Lien Debt	S +	5.00%	8.67%	08/31/2029	3,453	3,430	3,362	0.10
Amerilife Holdings, LLC	(6) (11) (18)	First Lien Debt	S +	5.00%	8.67%	08/31/2028	450	440	423	0.01
Broadstreet Partners, Inc.		First Lien Debt	S +	2.50%	6.47%	06/13/2031	7,412	7,398	7,221	0.22
Fetch, Inc.	(6) (9) (11)	First Lien Debt	S +	4.75%	8.45%	03/31/2033	17,680	17,503	17,503	0.54
Fetch, Inc.	(6) (11) (18)	First Lien Debt	S +	4.75%	8.45%	03/31/2033	—	(26)	(26)	0.00
Fetch, Inc.	(6) (11) (18)	First Lien Debt	S +	4.75%	8.45%	03/31/2033	—	(31)	(31)	0.00
Foundation Risk Partners Corp.	(6) (8) (11)	First Lien Debt	S +	4.75%	8.45%	10/29/2030	34,529	34,277	34,529	1.07
Foundation Risk Partners Corp.	(6) (11) (18)	First Lien Debt	S +	4.75%	8.45%	10/29/2030	19,230	19,047	19,230	0.60
Foundation Risk Partners Corp.	(6) (11) (18)	First Lien Debt	S +	4.75%	8.45%	10/29/2029	803	788	803	0.02
Galway Borrower, LLC	(6) (7) (8) (9) (11)	First Lien Debt	S +	4.50%	8.20%	09/29/2028	33,892	33,564	33,404	1.03
Galway Borrower, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	8.20%	09/29/2028	11,715	11,580	11,542	0.36
Galway Borrower, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	8.20%	09/29/2028	852	835	820	0.03
Higginbotham Insurance Agency, Inc.	(6) (8) (9) (10)	First Lien Debt	S +	4.50%	8.17%	06/11/2031	36,514	36,355	36,514	1.13
Higginbotham Insurance Agency, Inc.	(6) (10) (18)	First Lien Debt	S +	4.50%	8.17%	06/11/2031	—	(44)	—	0.00
High Street Buyer, Inc.	(6) (9) (11)	First Lien Debt	S +	4.50%	8.20%	04/14/2028	4,141	4,139	4,124	0.13
High Street Buyer, Inc.	(6) (9) (11)	First Lien Debt	S +	4.50%	8.20%	04/14/2028	58,559	58,074	58,326	1.81
High Street Buyer, Inc.	(6) (11) (18)	First Lien Debt	S +	4.50%	8.20%	04/16/2027	—	—	(3)	0.00
HUB International Limited	(11)	First Lien Debt	S +	2.25%	5.92%	06/20/2030	4,188	4,192	4,176	0.13
Inszone Mid, LLC	(6) (7) (9) (10)	First Lien Debt	S +	5.25%	8.95%	11/30/2029	13,664	13,479	13,561	0.42
Inszone Mid, LLC	(6) (10) (18)	First Lien Debt	S +	5.25%	8.95%	11/30/2029	30,372	29,993	30,116	0.93
Inszone Mid, LLC	(6) (10) (18)	First Lien Debt	S +	5.25%	8.95%	11/30/2029	—	(41)	(27)	0.00
Integrity Marketing Acquisition, LLC	(6) (7) (8) (9) (11)	First Lien Debt	S +	5.00%	8.67%	08/25/2028	110,903	110,903	110,903	3.43
Integrity Marketing Acquisition, LLC	(6) (11) (18)	First Lien Debt	S +	5.00%	8.67%	08/25/2028	—	—	—	0.00
Iris Specialty Acquisiton, LLC	(6) (8) (12)	First Lien Debt	S +	4.50%	8.20%	11/22/2032	29,415	29,274	29,195	0.90
Iris Specialty Acquisiton, LLC	(6) (12) (18)	First Lien Debt	S +	4.50%	8.20%	11/22/2032	—	(12)	(37)	0.00
Iris Specialty Acquisiton, LLC	(6) (12) (18)	First Lien Debt	S +	4.50%	8.20%	11/22/2032	992	971	959	0.03
Long Term Care Group, Inc.	(6) (8) (9) (11) (13)	First Lien Debt	S +	6.00%	9.93%	09/08/2027	14,618	14,386	13,192	0.41

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate & Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
Majesco, Inc.	(6) (7) (12)	First Lien Debt	S +	4.50%	8.20%	01/07/2033	12,201	12,171	12,171	0.38
Majesco, Inc.	(6) (12) (18)	First Lien Debt	S +	4.50%	8.20%	01/07/2033	—	(3)	(3)	0.00
One, Inc. Software Corporation	(6) (11)	First Lien Debt	S +	4.50%	8.20%	12/06/2032	5,027	4,978	4,951	0.15
One, Inc. Software Corporation	(6) (11) (18)	First Lien Debt	S +	4.50%	8.20%	12/06/2032	—	(5)	(14)	0.00
One, Inc. Software Corporation	(6) (11) (18)	First Lien Debt	S +	4.50%	8.20%	12/06/2032	—	(4)	(6)	0.00
Patriot Growth Insurance Services, LLC	(6) (8) (9) (11)	First Lien Debt	S +	5.00%	8.85%	10/16/2028	19,271	19,168	19,269	0.60
Patriot Growth Insurance Services, LLC	(6) (11)	First Lien Debt	S +	5.00%	8.85%	10/16/2028	17,555	17,385	17,553	0.54
Patriot Growth Insurance Services, LLC	(6) (11) (18)	First Lien Debt	S +	5.00%	8.85%	10/16/2028	—	(3)	—	0.00
Truist Insurance Holdings, LLC		First Lien Debt	S +	2.75%	6.45%	05/06/2031	5,000	4,987	4,923	0.15
USI, Inc.		First Lien Debt	S +	2.25%	5.95%	09/29/2030	2,933	2,940	2,922	0.09
USI, Inc.		First Lien Debt	S +	2.25%	5.95%	11/21/2029	1,955	1,959	1,949	0.06
World Insurance Associates, LLC	(6) (7) (8) (9) (10)	First Lien Debt	S +	5.00%	8.70%	04/03/2030	99,791	98,706	99,495	3.08
World Insurance Associates, LLC	(6) (10) (18)	First Lien Debt	S +	5.00%	8.70%	04/03/2030	—	(12)	(3)	0.00
								635,121	635,072	19.66
Interactive Media & Services
Aragorn Parent Corporation		First Lien Debt	S +	3.50%	7.17%	12/15/2028	5,755	5,748	5,748	0.18
Arches Buyer, Inc.	(12)	First Lien Debt	S +	3.25%	7.02%	12/06/2027	2,393	2,390	2,381	0.07
FMG Suite Holdings, LLC	(6) (8) (11)	First Lien Debt	S +	4.75%	8.42%	09/09/2032	17,966	17,798	17,697	0.55
FMG Suite Holdings, LLC	(6) (11) (18)	First Lien Debt	S +	4.75%	8.42%	09/09/2032	—	(23)	(73)	0.00
FMG Suite Holdings, LLC	(6) (11) (18)	First Lien Debt	S +	4.75%	8.42%	09/09/2032	—	(27)	(44)	0.00
Spectrio, LLC	(6) (9) (10)	First Lien Debt	S +	6.00%	9.67%	12/09/2026	11,521	11,344	8,620	0.27
Spectrio, LLC	(6) (9) (10)	First Lien Debt	S +	6.00%	9.67%	12/09/2026	4,616	4,546	3,454	0.11
Spectrio, LLC	(6) (10)	First Lien Debt	S +	6.00%	9.67%	12/09/2026	1,377	1,358	1,031	0.03
Triple Lift, Inc.	(6) (8) (11)	First Lien Debt	S +	5.75%	9.59%	05/05/2028	15,990	15,479	14,922	0.46
Triple Lift, Inc.	(6) (11) (18)	First Lien Debt	S +	5.75%	9.59%	05/05/2028	—	(65)	(115)	0.00
								58,548	53,621	1.66
IT Services
Apollo Acquisition, Inc.	(6) (7) (11)	First Lien Debt	S +	5.00%	8.67%	12/30/2031	23,032	22,832	22,712	0.70
Apollo Acquisition, Inc.	(6) (11) (18)	First Lien Debt	S +	5.00%	8.67%	12/30/2031	68	25	(65)	0.00
Apollo Acquisition, Inc.	(6) (11) (18)	First Lien Debt	S +	5.00%	8.67%	12/30/2030	—	(29)	(49)	0.00
Asurion, LLC		First Lien Debt	S +	4.25%	7.92%	09/19/2030	7,250	7,240	7,167	0.22
Bridgepointe Technologies, LLC	(6) (10)	First Lien Debt	S +	5.00%	8.70%	12/31/2027	18,432	18,201	18,432	0.57
Bridgepointe Technologies, LLC	(6) (10) (18)	First Lien Debt	S +	5.00%	8.70%	12/31/2027	21,555	21,301	21,555	0.67
Catalis Intermediate, Inc.	(6) (8) (9) (11)	First Lien Debt	S +	5.50%	9.35%	08/04/2027	23,077	22,779	22,785	0.71
Catalis Intermediate, Inc.	(6) (9) (11)	First Lien Debt	S +	5.50%	9.35%	08/04/2027	5,192	5,128	5,127	0.16
Catalis Intermediate, Inc.	(6) (11) (18)	First Lien Debt	S +	5.50%	9.35%	08/04/2027	322	292	289	0.01
Cyber US Bidco, LLC	(6) (11)	First Lien Debt	S +	5.00%	8.70%	12/30/2032	4,054	4,015	3,983	0.12
Cyber US Bidco, LLC	(6) (11) (18)	First Lien Debt	S +	5.00%	8.70%	12/30/2032	—	(4)	(14)	0.00
Cyber US Bidco, LLC	(6) (11) (15) (18)	First Lien Debt	S +	5.00%	8.70%	12/30/2032	—	(3)	(6)	0.00
Endure Digital, Inc.	(11)	First Lien Debt	S +	3.50%	7.27%	04/30/2029	1,049	1,042	764	0.02
Gainwell Acquisition Corp.	(11)	First Lien Debt	S +	4.00%	7.80%	10/01/2027	6,699	6,708	6,493	0.20
GI DI Cornfield Acquisition, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.27%	03/09/2029	31,687	31,391	31,589	0.98
GI DI Cornfield Acquisition, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.27%	03/09/2029	16,333	16,265	16,283	0.50
Idera, Inc.	(6) (9) (11)	Second Lien Debt	S +	6.75%	10.56%	03/02/2029	355	355	246	0.01
Redwood Services Group, LLC	(6) (7) (9) (11)	First Lien Debt	S +	5.00%	8.70%	06/15/2029	49,895	49,404	49,521	1.53

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate & Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
Redwood Services Group, LLC	(6) (11)	First Lien Debt	S +	5.00%	8.70%	06/15/2029	38,464	38,046	38,159	1.18
Ridge Trail US Bidco, Inc.	(6) (9) (11) (15)	First Lien Debt	S +	4.50%	8.20%	09/30/2031	48,368	47,764	48,368	1.50
Ridge Trail US Bidco, Inc.	(6) (11) (15) (18)	First Lien Debt	S +	4.50%	8.20%	09/30/2031	574	470	574	0.02
Ridge Trail US Bidco, Inc.	(6) (11) (15) (18)	First Lien Debt	S +	4.50%	8.20%	03/31/2031	1,520	1,455	1,520	0.05
Sedgwick Claims Management Services, Inc.		First Lien Debt	S +	2.50%	6.17%	07/31/2031	7,354	7,375	7,211	0.22
Syntax Systems, Ltd.	(6) (9) (11) (15)	First Lien Debt	S +	5.00%	8.77%	10/27/2028	18,348	18,293	18,165	0.56
Thrive Buyer, Inc. (Thrive Networks)	(6) (9) (11)	First Lien Debt	S +	5.00% (incl 2.50% PIK)	8.70%	02/02/2032	35,848	35,538	35,579	1.10
Thrive Buyer, Inc. (Thrive Networks)	(6) (11) (18)	First Lien Debt	S +	5.00% (incl 2.50% PIK)	8.70%	02/02/2032	8,230	8,131	8,136	0.25
Thrive Buyer, Inc. (Thrive Networks)	(6) (11) (18)	First Lien Debt	S +	4.50%	8.70%	02/02/2032	1,487	1,448	1,452	0.04
UpStack, Inc.	(6) (9) (11)	First Lien Debt	S +	5.00%	8.63%	08/25/2031	5,525	5,479	5,456	0.17
UpStack, Inc.	(6) (11) (18)	First Lien Debt	S +	5.00%	8.63%	08/25/2031	778	766	751	0.02
UpStack, Inc.	(6) (11) (18)	First Lien Debt	S +	5.00%	8.63%	08/25/2031	213	206	202	0.01
Victors Purchaser, LLC	(6) (12)	First Lien Debt	S +	4.50%	8.20%	12/23/2032	14,081	13,978	14,081	0.44
Victors Purchaser, LLC	(6) (12) (18)	First Lien Debt	S +	4.50%	8.20%	12/23/2032	—	(9)	—	—
Victors Purchaser, LLC	(6) (12) (18)	First Lien Debt	S +	4.50%	8.20%	12/23/2032	—	(11)	—	—
Virtusa Corporation	(11)	First Lien Debt	S +	3.25%	6.92%	02/15/2029	4,937	4,947	4,425	0.14
								390,818	390,891	12.10
Leisure Products
Recess Holdings, Inc.	(10)	First Lien Debt	S +	3.75%	7.42%	02/20/2030	6,406	6,445	6,413	0.20
Life Sciences Tools & Services
Model N, Inc.	(6) (8) (11)	First Lien Debt	S +	4.75%	8.45%	06/27/2031	19,598	19,441	19,420	0.60
Model N, Inc.	(6) (11) (18)	First Lien Debt	S +	4.75%	8.45%	06/27/2031	—	(21)	(50)	0.00
Model N, Inc.	(6) (11) (18)	First Lien Debt	S +	4.75%	8.45%	06/27/2031	—	(22)	(26)	0.00
Parexel International Corporation		First Lien Debt	S +	2.75%	6.42%	12/12/2031	6,479	6,486	6,452	0.20
								25,884	25,796	0.80
Machinery
AI Aqua Merger Sub, Inc.	(12)	First Lien Debt	S +	2.75%	6.29%	07/31/2028	7,337	7,341	7,315	0.23
Answer Acquisition, LLC	(6) (9) (10)	First Lien Debt	S +	6.00%	9.69%	06/30/2028	38,435	38,256	35,134	1.09
Answer Acquisition, LLC	(6) (10) (18)	First Lien Debt	S +	6.00%	9.69%	06/30/2028	1,400	1,389	1,099	0.03
Chase Intermediate, LLC	(6) (11) (18)	First Lien Debt	S +	4.75%	8.42%	10/30/2028	19,586	19,354	19,148	0.59
Chase Intermediate, LLC	(6) (11) (18)	First Lien Debt	S +	4.75%	8.42%	10/30/2028	369	360	351	0.01
Conair Holdings, LLC	(12)	First Lien Debt	S +	3.75%	7.53%	05/17/2028	3,830	3,831	2,664	0.08
CPM Holdings, Inc.	(12)	First Lien Debt	S +	4.50%	8.17%	09/28/2028	4,937	4,870	4,935	0.15
Filtration Group Corporation	(12)	First Lien Debt	S +	2.50%	6.17%	10/21/2028	6,882	6,894	6,880	0.21
Icebox Holdco III, Inc.	(12)	First Lien Debt	S +	3.25%	6.95%	12/22/2031	5,361	5,380	5,361	0.17
Madison IAQ, LLC	(12)	First Lien Debt	S +	2.50%	6.13%	06/21/2028	4,799	4,797	4,794	0.15
MHE Intermediate Holdings, LLC	(6) (10)	First Lien Debt	S +	6.00%	9.82%	07/21/2027	7,791	7,778	7,753	0.24
MHE Intermediate Holdings, LLC	(6) (9) (10)	First Lien Debt	S +	6.00%	9.82%	07/21/2027	6,347	6,318	6,316	0.20
MHE Intermediate Holdings, LLC	(6) (10) (18)	First Lien Debt	S +	6.00%	9.82%	07/21/2027	429	429	423	0.01
Roper Industrial Products Investment Company, LLC		First Lien Debt	S +	2.50%	6.20%	11/22/2029	3,930	3,944	3,927	0.12
TK Elevator US Newco, Inc.	(12)	First Lien Debt	S +	2.75%	6.38%	04/30/2030	7,256	7,275	7,267	0.23
								118,216	113,367	3.51
Multi-Utilities
Vessco Midco Holdings, LLC	(6) (11)	First Lien Debt	S +	4.50%	8.23%	07/24/2031	33,794	33,532	33,476	1.04
Vessco Midco Holdings, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	8.23%	07/24/2031	9,502	9,411	9,378	0.29

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate & Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
Vessco Midco Holdings, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	8.23%	07/24/2031	—	(29)	(32)	0.00
								42,914	42,822	1.33
Pharmaceuticals
Caerus US 1, Inc.	(6) (7) (9) (11) (15)	First Lien Debt	S +	5.00%	8.70%	05/25/2029	40,291	39,807	40,140	1.24
Caerus US 1, Inc.	(6) (11) (15)	First Lien Debt	S +	5.00%	8.70%	05/25/2029	5,897	5,820	5,875	0.18
Caerus US 1, Inc.	(6) (11) (15) (18)	First Lien Debt	S +	5.00%	8.70%	05/25/2029	3,471	3,425	3,454	0.11
Real Chemistry Intermediate III, Inc.	(6) (7) (12)	First Lien Debt	S +	4.50%	8.20%	04/12/2032	19,125	19,040	18,838	0.58
Real Chemistry Intermediate III, Inc.	(6) (12) (18)	First Lien Debt	S +	4.50%	8.20%	04/12/2032	5,695	5,666	5,567	0.17
Real Chemistry Intermediate III, Inc.	(6) (12) (18)	First Lien Debt	S +	4.50%	8.20%	04/12/2032	—	(18)	(64)	0.00
Specialty Pharma III, Inc.	(6) (12)	First Lien Debt	S +	4.75%	8.44%	12/23/2032	3,706	3,688	3,669	0.11
Specialty Pharma III, Inc.	(6) (12) (18)	First Lien Debt	S +	4.75%	8.44%	12/23/2032	60	57	55	0.00
								77,485	77,534	2.40
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(6) (9) (10)	First Lien Debt	S +	6.00%	9.55%	03/10/2027	1,395	1,372	1,374	0.04
Abacus Data Holdings, Inc. (AbacusNext)	(6) (10) (18)	First Lien Debt	S +	6.00%	9.55%	03/10/2027	—	(9)	(9)	0.00
Accordion Partners, LLC	(6) (11)	First Lien Debt	S +	5.00%	8.68%	11/17/2031	56,873	56,414	56,649	1.75
Accordion Partners, LLC	(6) (11) (18)	First Lien Debt	S +	5.00%	8.68%	11/17/2031	9,553	9,473	9,507	0.29
Accordion Partners, LLC	(6) (11) (18)	First Lien Debt	S +	5.00%	8.68%	11/17/2031	—	(50)	(25)	0.00
Ascend Partner Services, LLC	(6) (11)	First Lien Debt	S +	4.50%	8.13%	08/11/2031	1,290	1,279	1,271	0.04
Ascend Partner Services, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	8.13%	08/11/2031	2,486	2,463	2,444	0.08
Ascend Partner Services, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	8.13%	08/11/2031	180	176	173	0.01
Bullhorn, Inc.	(6) (10)	First Lien Debt	S +	5.00%	8.67%	10/01/2029	3,429	3,411	3,414	0.11
Bullhorn, Inc.	(6) (10) (18)	First Lien Debt	S +	5.00%	8.67%	10/01/2029	4,371	4,355	4,349	0.13
Bullhorn, Inc.	(6) (10) (18)	First Lien Debt	S +	5.00%	8.67%	10/01/2029	53	52	51	0.00
Carr, Riggs and Ingram Capital, LLC	(6) (9) (12)	First Lien Debt	S +	4.25%	7.94%	11/18/2031	14,516	14,393	14,407	0.45
Carr, Riggs and Ingram Capital, LLC	(6) (12) (18)	First Lien Debt	S +	4.25%	7.94%	11/18/2031	2,407	2,371	2,351	0.07
Carr, Riggs and Ingram Capital, LLC	(6) (12) (18)	First Lien Debt	S +	4.25%	7.94%	11/18/2031	2,253	2,225	2,227	0.07
ComPsych Investment Corp.	(6) (8) (11)	First Lien Debt	S +	4.75%	8.42%	07/22/2031	15,273	15,211	15,197	0.47
ComPsych Investment Corp.	(6) (11) (18)	First Lien Debt	S +	4.75%	8.42%	07/22/2031	—	(9)	(23)	0.00
CoreLogic, Inc.	(12)	First Lien Debt	S +	3.50%	7.28%	06/02/2028	4,923	4,915	4,698	0.15
Deerfield Dakota Holding, LLC	(6) (11)	First Lien Debt	S +	5.75% (incl. 2.75% PIK)	9.45%	09/13/2032	46,302	45,875	45,802	1.42
Deerfield Dakota Holding, LLC	(6) (11) (18)	First Lien Debt	S +	5.75% (incl. 2.75% PIK)	9.45%	09/13/2032	857	818	811	0.03
EAB Global, Inc.	(12)	First Lien Debt	S +	3.00%	6.70%	08/16/2030	3,910	3,909	3,464	0.11
Employbridge Holding Company		First Lien Debt	S +	4.75%	8.71%	01/19/2030	2,263	1,394	402	0.01
GPS Merger Sub, LLC	(6) (8) (10)	First Lien Debt	S +	5.25%	8.92%	10/02/2029	22,522	22,285	22,335	0.69
GPS Merger Sub, LLC	(6) (10) (18)	First Lien Debt	S +	5.25%	8.92%	10/02/2029	917	884	886	0.03
GPS Merger Sub, LLC	(6) (10) (18)	First Lien Debt	S +	5.25%	8.92%	10/02/2029	—	(44)	(39)	0.00
IG Investment Holdings, LLC	(6) (8) (11)	First Lien Debt	S +	5.00%	8.67%	09/22/2028	32,847	32,626	32,765	1.01
IG Investment Holdings, LLC	(6) (11) (18)	First Lien Debt	S +	5.00%	8.67%	09/22/2028	—	(24)	(9)	0.00
KENG Acquisition, Inc.	(6) (8) (9) (10)	First Lien Debt	S +	4.50%	8.17%	08/01/2029	10,896	10,728	10,733	0.33
KENG Acquisition, Inc.	(6) (10)	First Lien Debt	S +	4.50%	8.17%	08/01/2029	10,237	10,074	10,085	0.31
KENG Acquisition, Inc.	(6) (10) (18)	First Lien Debt	S +	4.50%	8.17%	08/01/2029	—	(46)	(61)	0.00
Mermaid Bidco, Inc.		First Lien Debt	S +	3.25%	6.91%	07/03/2031	3,950	3,962	3,861	0.12
UHY Advisors, Inc.	(6) (7) (11)	First Lien Debt	S +	4.75%	8.42%	11/21/2031	7,650	7,585	7,631	0.24
UHY Advisors, Inc.	(6) (11) (18)	First Lien Debt	S +	4.75%	8.42%	11/21/2031	1,198	1,161	1,178	0.04

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate & Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
UHY Advisors, Inc.	(6) (11) (18)	First Lien Debt	S +	4.75%	8.42%	11/21/2031	1,045	1,029	1,040	0.03
Verdantas, LLC	(6) (11)	First Lien Debt	S +	4.75%	8.45%	05/06/2031	32,675	32,289	32,382	1.00
Verdantas, LLC	(6) (11)	First Lien Debt	S +	4.75%	8.45%	05/06/2031	3,877	3,819	3,835	0.12
Verdantas, LLC	(6) (11) (18)	First Lien Debt	S +	4.75%	8.45%	05/06/2030	849	813	817	0.03
WIPFLI Advisory, LLC	(6) (11)	First Lien Debt	S +	4.50%	8.16%	10/01/2032	7,083	7,050	7,012	0.22
WIPFLI Advisory, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	8.16%	10/01/2032	—	(6)	(27)	0.00
WIPFLI Advisory, LLC	(6) (11) (18)	First Lien Debt	S +	4.50%	8.16%	10/01/2032	—	(8)	(18)	0.00
								304,215	302,940	9.38
Real Estate Management & Development
Associations, Inc.	(6) (10)	First Lien Debt	S +	6.50%	10.43%	07/03/2028	10,756	10,750	10,756	0.33
Associations, Inc.	(6) (10) (18)	First Lien Debt	S +	6.50%	10.43%	07/03/2028	403	402	403	0.01
Associations, Inc.	(6) (10) (18)	First Lien Debt	S +	6.50%	10.43%	07/03/2028	—	—	—	0.00
Inhabitiq, Inc.	(6) (9) (11)	First Lien Debt	S +	4.50%	8.17%	01/12/2032	17,095	17,021	17,095	0.53
Inhabitiq, Inc.	(6) (11) (18)	First Lien Debt	S +	4.50%	8.17%	01/12/2032	—	(10)	—	0.00
Inhabitiq, Inc.	(6) (11) (18)	First Lien Debt	S +	4.50%	8.17%	01/12/2032	—	(12)	—	0.00
MRI Software, LLC	(6) (10)	First Lien Debt	S +	4.75%	8.45%	02/10/2028	67,882	67,784	67,583	2.09
MRI Software, LLC	(6) (10)	First Lien Debt	S +	4.75%	8.45%	02/10/2028	7,442	7,398	7,409	0.23
MRI Software, LLC	(6) (10) (18)	First Lien Debt	S +	4.75%	8.45%	02/10/2028	1,370	1,357	1,346	0.04
Pritchard Industries, LLC	(6) (9) (11)	First Lien Debt	S +	5.75%	9.60%	10/13/2027	10,583	10,501	10,188	0.32
Pritchard Industries, LLC	(6) (11)	First Lien Debt	S +	5.75%	9.60%	10/13/2027	2,530	2,511	2,436	0.08
Zarya Intermediate, LLC	(6) (9) (10) (15)	First Lien Debt	S +	6.50%	10.17%	07/01/2027	38,379	38,360	37,782	1.17
Zarya Intermediate, LLC	(6) (10) (15) (18)	First Lien Debt	S +	6.50%	10.17%	07/01/2027	541	541	482	0.01
								156,603	155,480	4.81
Software
Alert Media, Inc.	(6) (10)	First Lien Debt	S +	6.25% (incl. 5.25% PIK)	8.92%	04/12/2027	32,848	32,597	32,378	1.00
Alert Media, Inc.	(6) (10) (18)	First Lien Debt	S +	6.25% (incl. 5.25% PIK)	8.92%	04/12/2027	—	(20)	(55)	0.00
Anaplan, Inc.	(6) (7) (9) (11)	First Lien Debt	S +	4.50%	8.17%	06/21/2029	79,767	79,097	79,169	2.45
Appfire Technologies, LLC	(6) (9) (10)	First Lien Debt	S +	4.75%	8.45%	03/09/2028	13,481	13,457	13,481	0.42
Appfire Technologies, LLC	(6) (10) (18)	First Lien Debt	S +	4.75%	8.45%	03/09/2028	15	11	15	0.00
Appfire Technologies, LLC	(6) (10) (18)	First Lien Debt	S +	4.75%	8.45%	03/09/2028	—	(3)	—	0.00
Applied Systems, Inc.		First Lien Debt	S +	2.25%	5.95%	02/24/2031	3,930	3,945	3,850	0.12
Apryse Software Corp.	(6) (8) (9) (12)	First Lien Debt	S +	4.75%	8.46%	06/28/2032	47,559	47,122	46,679	1.45
Apryse Software Corp.	(6) (12) (18)	First Lien Debt	S +	4.75%	8.46%	06/28/2032	—	(35)	(73)	0.00
Archduke Buyer, Inc.	(6) (12)	First Lien Debt	S +	5.50%	9.17%	12/03/2032	3,776	3,740	3,711	0.11
Archduke Buyer, Inc.	(6) (12) (18)	First Lien Debt	S +	5.50%	9.17%	12/03/2032	—	(3)	(5)	0.00
Artifact Bidco, Inc.	(6) (12)	First Lien Debt	S +	4.15%	7.85%	07/28/2031	21,837	21,661	21,837	0.68
Artifact Bidco, Inc.	(6) (12) (18)	First Lien Debt	S +	4.15%	7.85%	07/28/2031	—	(20)	—	0.00
Artifact Bidco, Inc.	(6) (12) (18)	First Lien Debt	S +	4.15%	7.85%	07/26/2030	—	(27)	—	0.00
AuditBoard, Inc.	(6) (8) (11)	First Lien Debt	S +	4.50%	8.20%	07/14/2031	34,200	33,924	33,725	1.04
AuditBoard, Inc.	(6) (9) (11)	First Lien Debt	S +	4.50%	8.20%	07/14/2031	16,286	16,146	16,059	0.50
AuditBoard, Inc.	(6) (11) (18)	First Lien Debt	S +	4.50%	8.20%	07/14/2031	—	(49)	(91)	0.00
Banyan Software Holdings, LLC	(6) (9) (10)	First Lien Debt	S +	5.50%	9.17%	01/02/2031	30,130	29,879	29,904	0.93
Banyan Software Holdings, LLC	(6) (10) (18)	First Lien Debt	S +	5.50%	9.17%	01/02/2031	23,229	22,996	22,999	0.71
Banyan Software Holdings, LLC	(6) (10) (18)	First Lien Debt	S +	5.50%	9.17%	01/02/2031	435	409	410	0.01
Bottomline Technologies, Inc.	(6) (8) (11)	First Lien Debt	S +	4.50%	8.20%	05/14/2029	23,466	23,214	23,449	0.73

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate & Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
Bottomline Technologies, Inc.	(6) (11) (18)	First Lien Debt	S +	4.50%	8.20%	05/15/2028	—	(12)	(1)	0.00
CLEO Communications Holding, LLC	(6) (9) (10)	First Lien Debt	S +	5.50%	9.27%	06/09/2027	15,974	15,919	15,974	0.49
CLEO Communications Holding, LLC	(6) (10) (18)	First Lien Debt	S +	5.50%	9.27%	06/09/2027	—	(17)	—	0.00
Cloudera, Inc.	(12)	First Lien Debt	S +	3.75%	7.52%	10/08/2028	7,341	7,306	6,515	0.20
Clover Holdings 2, LLC	(6) (7) (9) (11)	First Lien Debt	S +	4.00%	7.68%	12/09/2031	5,955	5,952	5,694	0.18
Coupa Holdings, LLC	(6) (7) (9) (11)	First Lien Debt	S +	5.25%	8.92%	02/27/2030	20,659	20,329	20,659	0.64
Coupa Holdings, LLC	(6) (11) (18)	First Lien Debt	S +	5.25%	8.92%	02/27/2030	—	(6)	—	0.00
Coupa Holdings, LLC	(6) (11) (18)	First Lien Debt	S +	5.25%	8.92%	02/27/2029	—	(7)	—	0.00
Cyara AcquisitionCo, LLC	(6) (10)	First Lien Debt	S +	5.75%	9.45%	06/28/2029	63,071	62,109	61,809	1.91
Cyara AcquisitionCo, LLC	(6) (10) (18)	First Lien Debt	S +	5.75%	9.45%	06/28/2029	—	(56)	(77)	0.00
Diligent Corporation	(6) (11)	First Lien Debt	S +	5.00%	8.67%	08/02/2030	73,157	72,745	71,967	2.23
Diligent Corporation	(6) (11) (18)	First Lien Debt	S +	5.00%	8.67%	08/02/2030	—	(56)	(174)	(0.01)
Diligent Corporation	(6) (11) (18)	First Lien Debt	S +	5.00%	8.67%	08/02/2030	1,570	1,533	1,454	0.05
Dragon Buyer, Inc.		First Lien Debt	S +	2.75%	6.45%	09/30/2031	4,938	4,940	4,675	0.14
E-Discovery AcquireCo, LLC	(6) (10)	First Lien Debt	S +	6.25%	9.86%	08/29/2029	36,655	36,113	35,889	1.11
E-Discovery AcquireCo, LLC	(6) (10) (18)	First Lien Debt	S +	6.25%	9.86%	08/29/2029	2,322	2,271	2,231	0.07
ECI Macola Max Holding, LLC	(11)	First Lien Debt	S +	2.75%	6.45%	05/09/2030	4,789	4,793	4,673	0.14
Emburse, Inc.	(6) (7) (11)	First Lien Debt	S +	4.25%	7.95%	05/28/2032	22,105	22,055	21,939	0.68
Emburse, Inc.	(6) (11) (18)	First Lien Debt	S +	4.25%	7.95%	05/28/2032	—	(4)	(30)	0.00
Emburse, Inc.	(6) (11) (18)	First Lien Debt	S +	4.25%	7.95%	05/28/2032	—	(9)	(30)	0.00
Epicor Software Corporation		First Lien Debt	S +	2.50%	6.17%	05/30/2031	5,110	5,113	5,006	0.15
Espresso Bidco, Inc.	(6) (9) (11)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.45%	03/25/2032	27,659	27,303	27,106	0.84
Espresso Bidco, Inc.	(6) (11) (18)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.45%	03/25/2032	6,843	6,745	6,695	0.21
Espresso Bidco, Inc.	(6) (11) (18)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.45%	03/25/2032	—	(42)	(66)	0.00
Everbridge Holdings, LLC	(6) (8) (11)	First Lien Debt	S +	5.00%	8.66%	07/02/2031	53,686	53,469	53,686	1.66
Everbridge Holdings, LLC	(6) (11) (18)	First Lien Debt	S +	5.00%	8.66%	07/02/2031	3,608	3,576	3,608	0.11
Everbridge Holdings, LLC	(6) (11) (18)	First Lien Debt	S +	5.00%	8.66%	07/02/2031	—	(14)	—	0.00
Formstack Acquisition, Co.	(6) (10)	First Lien Debt	S +	5.25%	8.95%	03/28/2030	52,497	51,935	51,588	1.60
Formstack Acquisition, Co.	(6) (10)	First Lien Debt	S +	5.25%	8.95%	03/28/2030	5,129	5,080	5,041	0.16
Formstack Acquisition, Co.	(6) (10) (18)	First Lien Debt	S +	5.25%	8.95%	03/28/2030	2,235	2,130	2,050	0.06
Fullsteam Operations, LLC	(6) (8) (11)	First Lien Debt	S +	5.25%	8.89%	08/08/2031	30,893	30,610	30,130	0.93
Fullsteam Operations, LLC	(6) (11) (18)	First Lien Debt	S +	5.25%	8.89%	08/08/2031	—	(46)	(254)	-0.01
Fullsteam Operations, LLC	(6) (11) (18)	First Lien Debt	S +	5.25%	8.89%	08/08/2031	—	(31)	(85)	0.00
Granicus, Inc.	(6) (7) (9) (11)	First Lien Debt	S +	5.50% (incl. 2.00% PIK)	9.17%	01/17/2031	63,713	63,277	63,713	1.97
Granicus, Inc.	(6) (11) (18)	First Lien Debt	S +	5.50% (incl. 2.00% PIK)	9.17%	01/17/2031	13,802	13,730	13,802	0.43
Granicus, Inc.	(6) (11) (18)	First Lien Debt	P +	4.25%	11.00%	01/17/2031	—	(58)	—	0.00
GS AcquisitionCo, Inc.	(6) (9) (10)	First Lien Debt	S +	5.25%	8.95%	05/25/2028	61,735	61,610	61,112	1.89
GS AcquisitionCo, Inc.	(6) (11)	First Lien Debt	S +	5.25%	8.95%	05/25/2028	1,437	1,434	1,423	0.04
GS AcquisitionCo, Inc.	(6) (10) (18)	First Lien Debt	S +	5.25%	8.95%	05/25/2028	2,789	2,776	2,735	0.08
Hootsuite, Inc.	(6) (11) (15)	First Lien Debt	S +	5.50%	9.18%	05/22/2030	18,569	18,361	18,151	0.56
Hootsuite, Inc.	(6) (11) (15) (18)	First Lien Debt	S +	5.50%	9.18%	05/22/2030	252	230	205	0.01
Icefall Parent, Inc.	(6) (9) (10)	First Lien Debt	S +	4.50%	8.20%	01/25/2030	25,133	24,780	25,133	0.78
Icefall Parent, Inc.	(6) (10) (18)	First Lien Debt	S +	4.50%	8.20%	01/25/2030	—	(31)	—	0.00
IQN Holding Corp.	(6) (8) (11)	First Lien Debt	S +	5.75% (incl. 3.125% PIK)	9.45%	05/02/2029	12,189	12,128	12,189	0.38
IQN Holding Corp.	(6) (11)	First Lien Debt	S +	5.75% (incl. 3.125% PIK)	9.45%	05/02/2029	3,997	3,960	3,997	0.12

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate & Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
IQN Holding Corp.	(6) (11) (18)	First Lien Debt	S +	5.25%	8.95%	05/02/2028	562	558	562	0.02
Jawbreaker Parent, Inc.	(6) (8) (12)	First Lien Debt	S +	4.75%	8.45%	01/31/2033	3,219	3,188	3,188	0.10
Jawbreaker Parent, Inc.	(6) (12) (18)	First Lien Debt	S +	4.75%	8.45%	01/31/2033	—	(18)	(18)	0.00
Jawbreaker Parent, Inc.	(6) (12) (18)	First Lien Debt	S +	4.75%	8.45%	01/31/2033	—	(6)	(6)	0.00
LegitScript, LLC	(6) (8) (9) (11)	First Lien Debt	S +	5.75%	9.42%	06/24/2029	36,511	36,160	36,055	1.12
LegitScript, LLC	(6) (11)	First Lien Debt	S +	5.75%	9.42%	06/24/2029	966	956	953	0.03
LegitScript, LLC	(6) (11) (18)	First Lien Debt	S +	5.75%	9.42%	06/24/2028	2,578	2,539	2,505	0.08
LogRhythm, Inc.	(6) (10)	First Lien Debt	S +	7.50%	11.17%	07/02/2029	6,818	6,672	6,409	0.20
LogRhythm, Inc.	(6) (10) (18)	First Lien Debt	S +	7.50%	11.17%	07/02/2029	—	(13)	(41)	0.00
Magenta Buyer, LLC	(12)	First Lien Debt	S +	5.00%	8.93%	07/27/2028	4,787	4,779	1,436	0.04
McAfee, LLC	(12)	First Lien Debt	S +	3.00%	6.67%	03/01/2029	3,691	3,679	3,285	0.10
Montana Buyer, Inc.	(6) (8) (9) (11)	First Lien Debt	S +	4.75%	8.42%	07/22/2029	31,793	31,503	31,793	0.98
Montana Buyer, Inc.	(6) (11) (18)	First Lien Debt	S +	4.75%	8.42%	07/22/2028	—	(23)	—	0.00
Nasuni Corporation	(6) (9) (11)	First Lien Debt	S +	5.00%	8.70%	09/10/2030	21,552	21,296	21,206	0.66
Nasuni Corporation	(6) (11) (18)	First Lien Debt	S +	5.00%	8.70%	09/10/2030	—	(50)	(72)	0.00
Netwrix Corporation And Concept Searching, Inc.	(6) (7) (8) (9) (11)	First Lien Debt	S +	4.50%	8.17%	06/11/2029	24,983	24,859	24,609	0.76
Netwrix Corporation And Concept Searching, Inc.	(6) (11) (18)	First Lien Debt	S +	4.50%	8.17%	06/11/2029	—	(7)	(24)	0.00
Oak Purchaser, Inc.	(6) (9) (11)	First Lien Debt	S +	5.50%	9.25%	05/31/2028	12,502	12,428	12,251	0.38
Oak Purchaser, Inc.	(6) (11)	First Lien Debt	S +	5.50%	9.25%	05/31/2028	9,513	9,446	9,263	0.29
Oak Purchaser, Inc.	(6) (11) (18)	First Lien Debt	P +	4.50%	11.25%	05/31/2028	126	116	88	0.00
OceanKey (U.S.) II Corp.	(12)	First Lien Debt	S +	3.50%	7.27%	12/15/2028	6,851	6,859	6,423	0.20
Onit, Inc.	(6) (9) (11)	First Lien Debt	S +	4.75%	8.38%	01/27/2032	31,481	31,207	31,481	0.97
Onit, Inc.	(6) (11) (18)	First Lien Debt	S +	4.75%	8.38%	01/27/2032	—	(58)	—	0.00
Onit, Inc.	(6) (11) (18)	First Lien Debt	S +	4.75%	8.38%	01/27/2032	—	(39)	—	0.00
Optimizely North America, Inc.	(6) (11) (15)	First Lien Debt	S +	5.00%	8.67%	10/30/2031	11,584	11,486	11,236	0.35
Optimizely North America, Inc.	(6) (11) (15)	First Lien Debt	E +	5.25%	7.16%	10/30/2031	€6,596	7,106	7,372	0.23
Optimizely North America, Inc.	(6) (11) (15)	First Lien Debt	SA +	5.50%	9.23%	10/30/2031	£2,199	2,836	2,813	0.09
Optimizely North America, Inc.	(6) (11) (15) (18)	First Lien Debt	S +	5.00%	8.67%	10/30/2031	—	(16)	(61)	0.00
Polaris Newco, LLC	(12)	First Lien Debt	S +	4.50%	8.17%	06/02/2028	5,774	5,778	5,067	0.16
Pound Bidco, Inc.	(6) (9) (10) (15)	First Lien Debt	S +	6.00%	10.17%	02/01/2027	3,743	3,742	3,717	0.12
Pound Bidco, Inc.	(6) (10) (15) (18)	First Lien Debt	S +	6.00%	10.17%	02/01/2027	262	262	260	0.01
Pound Bidco, Inc.	(6) (10) (15) (18)	First Lien Debt	S +	6.00%	10.17%	02/01/2027	263	262	260	0.01
Project Boost Purchaser, LLC		First Lien Debt	S +	2.75%	6.45%	07/16/2031	4,938	4,943	4,752	0.15
Project Leopard Holdings, Inc.	(8) (9) (12) (15)	First Lien Debt	S +	5.25%	9.02%	07/20/2029	22,562	21,657	13,853	0.43
Proofpoint, Inc.	(12)	First Lien Debt	S +	3.00%	6.70%	08/31/2028	6,953	6,949	6,721	0.21
Quartz Acquireco, LLC		First Lien Debt	S +	2.25%	5.95%	06/28/2030	4,887	4,896	4,056	0.13
Quest Software US Holdings, Inc.		First Lien Debt	S +	4.25%	8.07%	02/01/2029	3,552	3,079	2,338	0.07
Revalize, Inc.	(6) (10)	First Lien Debt	S +	6.50% (incl. 1.75% PIK)	10.35%	04/16/2029	14,423	14,095	13,130	0.41
Revalize, Inc.	(6) (10) (18)	First Lien Debt	S +	6.50% (incl. 1.75% PIK)	10.35%	04/16/2029	274	270	204	0.01
Riskonnect Parent, LLC	(6) (9) (11)	First Lien Debt	S +	4.75%	8.50%	12/07/2028	30,212	29,869	30,062	0.93
Riskonnect Parent, LLC	(6) (11)	First Lien Debt	S +	4.75%	8.50%	12/07/2028	17,149	16,946	17,063	0.53
Riskonnect Parent, LLC	(6) (11) (18)	First Lien Debt	S +	4.75%	8.50%	12/07/2028	135	92	115	0.00
Runway Bidco, LLC	(6) (9) (12)	First Lien Debt	S +	5.00%	8.70%	12/17/2031	17,874	17,720	17,427	0.54
Runway Bidco, LLC	(6) (12) (18)	First Lien Debt	S +	5.00%	8.70%	12/17/2031	—	(18)	(112)	0.00
Runway Bidco, LLC	(6) (12) (18)	First Lien Debt	S +	5.00%	8.70%	12/17/2031	—	(18)	(56)	0.00

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate & Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
Saturn Borrower, Inc.	(6) (7) (10)	First Lien Debt	S +	6.00%	9.70%	11/10/2028	17,502	17,312	17,127	0.53
Saturn Borrower, Inc.	(6) (10) (18)	First Lien Debt	S +	6.00%	9.70%	11/10/2028	—	(33)	(138)	0.00
Saturn Borrower, Inc.	(6) (10) (18)	First Lien Debt	S +	6.00%	9.70%	11/10/2028	752	722	690	0.02
Securonix, Inc.	(6) (8) (9) (11)	First Lien Debt	S +	7.25% (incl. 3.75% PIK)	10.90%	04/05/2029	31,470	30,931	26,649	0.83
Securonix, Inc.	(6) (11) (18)	First Lien Debt	S +	7.25% (incl. 3.75% PIK)	10.90%	04/05/2029	—	(86)	(828)	-0.03
Trunk Acquisition, Inc.	(6) (9) (10)	First Lien Debt	S +	5.75%	9.52%	02/19/2030	13,071	13,009	13,003	0.40
Trunk Acquisition, Inc.	(6) (10) (18)	First Lien Debt	S +	5.75%	9.52%	02/19/2030	1,846	1,832	1,835	0.06
Trunk Acquisition, Inc.	(6) (10) (18)	First Lien Debt	S +	5.75%	9.52%	02/19/2030	—	(3)	(6)	0.00
UKG, Inc.		First Lien Debt	S +	2.50%	6.17%	02/10/2031	7,400	7,411	7,061	0.22
Vanco Payment Solutions, LLC	(6) (11)	First Lien Debt	S +	4.75%	8.45%	12/01/2031	3,715	3,680	3,641	0.11
Vanco Payment Solutions, LLC	(6) (11) (18)	First Lien Debt	S +	4.75%	8.45%	12/01/2031	—	(2)	(3)	0.00
Vision Solutions, Inc.	(11)	First Lien Debt	S +	4.00%	7.93%	04/24/2028	3,275	3,241	2,506	0.08
								1,397,945	1,370,674	42.44
Specialty Retail
Les Schwab Tire Centers		First Lien Debt	S +	2.50%	6.17%	04/23/2031	6,778	6,783	6,753	0.21
Textiles, Apparel & Luxury Goods
Gloves Buyer, Inc.	(12)	First Lien Debt	S +	4.00%	7.67%	05/21/2032	6,983	6,813	6,951	0.22
								6,813	6,951
Trading Companies & Distributors
Spin Holdco, Inc.	(12)	First Lien Debt	S +	4.00%	7.93%	09/04/2030	2,380	2,383	1,863	0.06
White Cap Buyer, LLC		First Lien Debt	S +	3.25%	6.92%	10/19/2029	2,413	2,415	2,316	0.07
								4,798	4,179	0.13
Transportation Infrastructure
Brown Group Holding, LLC	(12)	First Lien Debt	S +	2.50%	6.17%	07/01/2031	4,925	4,930	4,929	0.15
Jeppesen Holdings, LLC	(6) (12)	First Lien Debt	S +	4.75%	8.42%	11/01/2032	32,648	32,492	32,321	1.00
Jeppesen Holdings, LLC	(6) (12) (18)	First Lien Debt	S +	4.75%	8.42%	11/01/2032	—	(8)	(16)	0.00
KKR Apple Bidco, LLC		First Lien Debt	S +	2.50%	6.17%	09/23/2031	7,258	7,239	7,258	0.22
								44,653	44,492	1.38
Wireless Telecommunication Services
CCI Buyer, Inc.	(6) (9) (11)	First Lien Debt	S +	5.00%	8.70%	05/13/2032	37,604	37,264	37,023	1.15
CCI Buyer, Inc.	(6) (11) (18)	First Lien Debt	S +	5.00%	8.70%	05/13/2032	—	(19)	(34)	0.00
Mobile Communications America, Inc.	(6) (8) (9) (10)	First Lien Debt	S +	4.75%	8.40%	10/16/2029	13,343	13,214	13,343	0.41
Mobile Communications America, Inc.	(6) (10) (18)	First Lien Debt	S +	4.75%	8.40%	10/16/2029	3,643	3,590	3,643	0.11
Mobile Communications America, Inc.	(6) (10) (18)	First Lien Debt	S +	4.75%	8.40%	10/16/2029	—	(19)	—	0.00
								54,030	53,975	1.67
Total Debt Investments - non-controlled/non-affiliated								$6,275,548	$6,160,862	190.75%
Debt Investments - non-controlled/affiliated
Distributors
Alpine Acquisition Corp. II	(6) (10) (19)	First Lien Debt	S +	5.25%	8.81%	01/14/2031	9,873	9,873	9,873	0.31
Alpine Acquisition Corp. II	(6) (10) (18) (19)	First Lien Debt	S +	5.25%	8.81%	01/14/2031	—	(4)	(4)	0.00
Alpine Acquisition Corp. II	(6) (10) (18) (19)	First Lien Debt	S +	5.25%	8.81%	01/14/2031	—	(81)	(81)	0.00
								9,788	9,788	0.30
Professional Services
KWOR Acquisition, Inc.	(6) (10) (19)	Second Lien Debt	S +	6.25% (incl. 5.25% PIK)	9.92%	02/28/2030	4,820	4,820	4,820	0.15
KWOR Acquisition, Inc.	(6) (10) (18) (19)	First Lien Debt	S +	5.25%	9.92%	02/28/2030	—	(58)	—	0.00

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate & Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
KWOR Acquisition, Inc.	(6) (10) (18) (19)	First Lien Debt	S +	5.25%	9.92%	02/28/2030	—	(82)	—	0.00
KWOR Acquisition, Inc.	(6) (10) (19)	Unsecured Debt	S +	8.00% PIK	11.67%	02/28/2030	5,044	5,044	4,047	0.13
								9,724	8,867	0.27
Total Debt Investments - non-controlled/affiliated								19,512	18,655	0.58
Total Debt Investments								$6,295,060	$6,179,517	191.33%

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares (4)	Cost (5)	Fair Value	Percentage of Net Assets
Equity Investments - non-controlled/non-affiliated
Aerospace & Defense
AASC Holdings, LP	(6) (16) (17)	Common Equity		11/14/2025	90	$98	$117	0.00%
Automobile Components
Continental Group Holdings, LP	(6) (16) (17)	Common Equity		07/16/2025	15,517	—	—	—
Shelby Co-invest, LP (Spectrum Automotive)	(6) (16) (17)	Common Equity		06/29/2021	1,500	228	332	0.01
						228	332	0.01
Commercial Services & Supplies
Firebird Acquisition Corp, Inc.	(6) (16) (17)	Common Equity		01/17/2025	250,000	238	344	0.01
Procure Acquiom Financial, LLC (Procure Analytics)	(6) (16) (17)	Common Equity		12/20/2021	500,000	625	858	0.03
Surewerx Topco, LP	(6) (15) (16) (17)	Common Equity		12/28/2022	384	413	458	0.01
						1,276	1,660	0.05
Containers & Packaging
BP Purchaser, LLC	(6) (16) (17)	Common Equity		12/10/2021	1,383,156	878	—	—
BP Purchaser, LLC Rights	(6) (16) (17)	Common Equity		03/12/2024	1,666,989	76	—	—
FORTIS Solutions Group, LLC	(6) (17)	Preferred Equity	12.25% PIK	06/24/2022	4,000,000	5,961	3,994	0.12
						6,915	3,994	0.12
Diversified Consumer Services
Eclipse Topco, Inc.	(6) (17)	Preferred Equity	12.50% PIK	09/05/2024	310	3,692	3,119	0.10
FPG Parent, LLC	(6) (16) (17)	Common Equity		07/25/2025	5,945	—	—	—
Leaf Home, LLC	(6) (17)	Preferred Equity	14.00% PIK	09/05/2025	600,000	607	774	0.02
LUV Car Wash	(6) (16) (17)	Common Equity		04/06/2022	1,383	1,331	936	0.03
						5,630	4,829	0.15
Electrical Equipment
Sparkstone Electrical Group	(6) (16) (17)	Common Equity		10/15/2024	1,500	150	62	0.00
Financial Services
Applitools, Inc.	(6) (15) (16) (17)	Common Equity		07/18/2025	3,880,115	2,219	1,385	0.04
Health Care Providers & Services
SDB Holdco, LLC	(6) (16) (17)	Common Equity		03/29/2024	14,561,479	—	—	—
Suveto Buyer, LLC	(6) (15) (17)	Common Equity		11/19/2021	3,398	306	408	0.01
Vardiman Black Holdings, LLC	(6) (14) (17)	Preferred Equity	6.00% PIK	03/29/2024	7,065,190	5,247	—	—
						5,553	408	0.01
Insurance Services
Amerilife Holdings, LLC	(6) (16) (17)	Common Equity		09/01/2022	9,880	273	496	0.02
Frisbee Holdings, LP (Fetch)	(6) (16) (17)	Common Equity		10/31/2022	33,276	424	1,215	0.04
Integrity Marketing Acquisition, LLC	(6) (17)	Preferred Equity	10.50% PIK	12/21/2021	750,000	1,157	743	0.02
						1,854	2,454	0.08
Interactive Media & Services
FMG Suite Holdings, LLC	(6) (16) (17)	Common Equity		09/09/2025	500	—	—	—
FMG Suite Holdings, LLC	(6) (17)	Preferred Equity	8.00% PIK	09/09/2025	500	523	513	0.02

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares (4)	Cost (5)	Fair Value	Percentage of Net Assets
						523	513	0.02
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(6) (16) (17)	Common Equity		07/12/2021	5,196	317	256	0.01
Verdantas, LLC	(6) (16) (17)	Common Equity		05/03/2024	8,848	9	13	0.00
Verdantas, LLC	(6) (17)	Preferred Equity	10.00% PIK	05/03/2024	875,952	1,060	1,301	0.04
						1,386	1,570	0.05
Real Estate Management & Development
Pritchard Industries, LLC	(6) (16) (17)	Common Equity		10/13/2021	332,248	352	169	0.01
Software
Cohesity Global, Inc.	(17)	Preferred Equity		12/09/2024	18,617	382	382	0.01
Fullsteam Operations, LLC	(6) (16) (17)	Common Equity		11/27/2023	45,080	1,520	3,765	0.12
Knockout Intermediate Holdings I, Inc.	(6) (17)	Preferred Equity	10.75% PIK	06/25/2022	5,482	8,421	7,642	0.24
New Blackboard, LLC	(16) (17)	Common Equity		02/27/2026	20,981	—	—	0.00
New Blackboard, LLC	(17)	Preferred Equity	5.65% PIK	02/27/2026	97	2	2	0.00
Revalize, Inc.	(6) (17)	Preferred Equity	10.00% PIK	04/14/2022	2,951	4,703	3,053	0.09
Reveal Data Solutions	(6) (16) (17)	Common Equity		08/29/2023	861,539	1,122	852	0.03
RSK Holdings, Inc. (Riskonnect)	(6) (17)	Preferred Equity	10.50% PIK	07/07/2022	10,679,200	17,455	17,688	0.55
Wheel Pros, LLC	(16) (17)	Common Equity		12/02/2024	10,032	1,655	1,655	0.05
						35,260	35,039	1.08
Total Equity Investments - non-controlled/non-affiliated						$61,444	$52,532	1.63%
Equity Investments - non-controlled/affiliated
Distributors
48Forty TopCo, LLC	(6) (16) (17) (19)	Common Equity		01/14/2026	2,821	—	—	0.00
48Forty TopCo, LLC	(6) (17) (19)	Preferred Equity		01/14/2026	2,821	11,437	11,437	0.35
						11,437	11,437	0.35
Professional Services
KWOR Intermediate I, Inc.	(6) (16) (17) (19)	Common Equity		02/28/2025	2,785	1,069	—	0.00
KWOR Intermediate I, Inc.	(6) (14) (17) (19)	Preferred Equity	8.00% PIK	02/28/2025	2,978,848	2,979	—	0.00
						4,048	—	0.00
Total Equity Investments - non-controlled/affiliated						$15,485	$11,437	0.35%
Equity Investments - controlled/affiliated
Investments in Joint Ventures
North Haven Keystone, LLC	(15) (17) (20)	LLC Interest		10/30/2025	100,438,800	100,439	99,225	3.07
Total Equity Investments - controlled/affiliated						$100,439	$99,225	3.07%
Total Equity Investments						$177,368	$163,194	5.05%
Total Portfolio Investments						$6,472,428	$6,342,711	196.38%

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Cash and Cash Equivalents and Short Term Investments
J.P. Morgan US Government Money Market Fund - Institutional Shares	3.50%	33,374	33,374	1.03%
Cash and Cash Equivalents		175,757	175,757	5.44%
Total Cash and Cash Equivalents and Short Term Investments		209,131	209,131	6.48%
Total Portfolio Investments, Cash and Cash Equivalents and Short Term Investments		$6,681,559	$6,551,842	202.86%

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments (including preferred equity investments) are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company.As of March 31, 2026, the Company “controls” one of its portfolio companies, as indicated below. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2026, the Company is an “affiliated person” of two of its portfolio companies, as indicated below.

(2) Unless otherwise indicated, the Company's investments are pledged as collateral supporting the amounts outstanding under the ING Facility (as defined below). See Note 6 "Debt".
(3)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either CORRA ("C") or EURIBOR ("E") or SOFR ("S") or SONIA ("SA") or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2026. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2026. As of March 31, 2026, the reference rates for our variable rate loans were the C at 2.27%, 1-month E at 1.91%, 1-month S at 3.66%, 3-month S at 3.68%, 6-month S at 3.70%, SA at 3.73% and the P at 6.75%.

(4)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$" or "USD") unless otherwise noted, Euro ("€"), Great British Pound (“£”), or Canadian dollar ("CAD").

(5) The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(6)
These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Company's Board of Directors (the "Board of Directors" or the "Board") (see Note 2 and Note 5), pursuant to the Company’s valuation policy.

(7) Assets or a portion thereof are pledged as collateral for the CBNA Funding Facility. See Note 6 "Debt".
(8) Assets or a portion thereof are pledged as collateral for the Wells Fargo Funding Facility. See Note 6 “Debt”.
(9) Assets or a portion thereof are pledged as collateral for the JPM Funding Facility. See Note 6 “Debt”.
(10) Loan includes interest rate floor of 1.00%.
(11) Loan includes interest rate floor of 0.75%.
(12) Loan includes interest rate floor of 0.50%.
(13) The investment includes an exit fee that is receivable upon certain conditions being met. See Note 2 "Significant Accounting Policies".
(14) Investment was on non-accrual status as of March 31, 2026.
(15)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2026, non-qualifying assets represented 8.35% of total assets as calculated in accordance with regulatory requirements.

(16) Non-income producing security.
(17)
Securities exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities”. As of March 31, 2026, the aggregate fair value of these securities is $163,194 or 5.05% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(18)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of March 31, 2026:

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt — non-controlled/non-affiliated
AWP Group Holdings, Inc.	Delayed Draw Term Loan	08/23/2026	$1,911	$—
AWP Group Holdings, Inc.	Revolver	12/23/2030	1,623	—
Abacus Data Holdings, Inc. (AbacusNext)	Revolver	03/10/2027	600	(9)
Accel International Holdings, Inc.	Revolver	04/26/2032	4,216	—
Accordion Partners, LLC	Delayed Draw Term Loan	12/17/2027	2,218	(9)
Accordion Partners, LLC	Revolver	11/17/2031	6,393	(25)
Advarra Holdings, Inc.	Delayed Draw Term Loan	09/14/2026	1,191	(18)
Alert Media, Inc.	Revolver	04/12/2027	3,870	(55)
Amerilife Holdings, LLC	Delayed Draw Term Loan	06/17/2026	158	(2)
Amerilife Holdings, LLC	Delayed Draw Term Loan	02/28/2027	5,395	(54)
Amerilife Holdings, LLC	Revolver	08/31/2028	2,248	(22)
Answer Acquisition, LLC	Revolver	06/30/2028	2,100	(180)
Any Hour, LLC	Revolver	05/23/2030	154	(16)
Apex Service Partners, LLC	Revolver	10/24/2029	2,848	—
Apollo Acquisition, Inc.	Delayed Draw Term Loan	06/04/2027	9,452	(131)
Apollo Acquisition, Inc.	Revolver	12/30/2030	3,542	(49)
Appfire Technologies, LLC	Delayed Draw Term Loan	06/28/2026	1,450	—
Appfire Technologies, LLC	Revolver	03/09/2028	623	—
Applitools, Inc.	Revolver	05/25/2028	1,600	(208)
Apryse Software Corp.	Revolver	06/28/2032	3,941	(73)
Aptean, Inc.	Delayed Draw Term Loan	02/14/2027	709	—
Aptean, Inc.	Revolver	01/30/2031	4,649	—
Archduke Buyer, Inc.	Revolver	12/03/2032	274	(5)
Arcoro Holdings Corp.	Revolver	03/28/2030	8,609	(192)
Artifact Bidco, Inc.	Delayed Draw Term Loan	05/22/2027	5,345	—
Artifact Bidco, Inc.	Revolver	07/26/2030	3,818	—
Ascend Partner Services, LLC	Delayed Draw Term Loan	08/09/2027	249	(4)
Ascend Partner Services, LLC	Revolver	08/11/2031	269	(4)
Assembly Intermediate, LLC	Revolver	10/19/2027	889	—
Associations, Inc.	Delayed Draw Term Loan	07/03/2028	439	—
Associations, Inc.	Revolver	07/03/2028	678	—
Astra Service Partners, LLC	Delayed Draw Term Loan	11/26/2027	1,184	—
Atlas US Finco, Inc.	Revolver	11/12/2028	4,395	(44)
AuditBoard, Inc.	Revolver	07/14/2031	6,514	(90)
BCTO Bluebill Midco, Inc.	Revolver	07/30/2032	2,667	(53)
Banyan Software Holdings, LLC	Delayed Draw Term Loan	10/08/2027	7,414	(56)
Banyan Software Holdings, LLC	Revolver	01/02/2031	2,826	(21)
Blue River PetCare, LLC	Delayed Draw Term Loan	02/11/2028	1,380	(3)
Blue River PetCare, LLC	Revolver	08/01/2029	226	(1)
Bottomline Technologies, Inc.	Revolver	05/15/2028	1,733	(1)
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	07/03/2026	1,599	—
Bullhorn, Inc.	Delayed Draw Term Loan	05/11/2026	343	(2)
Bullhorn, Inc.	Revolver	10/01/2029	346	(2)
CCI Buyer, Inc.	Revolver	05/13/2032	2,207	(34)

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
CLEO Communications Holding, LLC	Revolver	06/09/2027	5,358	—
COP Collisionright Parent, LLC	Delayed Draw Term Loan	04/04/2027	5,408	(41)
COP Collisionright Parent, LLC	Revolver	01/29/2030	4,039	(30)
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	08/27/2026	2,206	(9)
CRCI Longhorn Holdings, Inc.	Revolver	08/27/2031	1,471	(6)
Caerus US 1, Inc.	Revolver	05/25/2029	902	(3)
Carr, Riggs and Ingram Capital, LLC	Delayed Draw Term Loan	11/18/2026	5,012	(38)
Carr, Riggs and Ingram Capital, LLC	Revolver	11/18/2031	1,148	(9)
Catalis Intermediate, Inc.	Revolver	08/04/2027	2,312	(29)
Cerity Partners, LLC	Delayed Draw Term Loan	12/20/2027	4,815	—
Cerity Partners, LLC	Delayed Draw Term Loan	01/21/2027	191	—
Cerity Partners, LLC	Revolver	07/28/2031	684	—
Chase Intermediate, LLC	Delayed Draw Term Loan	04/10/2027	4,160	(77)
Chase Intermediate, LLC	Revolver	10/30/2028	608	(11)
Cliffwater, LLC	Revolver	04/22/2032	2,036	(31)
ComPsych Investment Corp.	Delayed Draw Term Loan	07/23/2027	4,667	(23)
Computer Services, Inc.	Delayed Draw Term Loan	11/15/2027	4,137	(52)
Consor Intermediate II, LLC	Delayed Draw Term Loan	11/10/2026	3,126	—
Consor Intermediate II, LLC	Revolver	05/12/2031	1,060	—
Coupa Holdings, LLC	Delayed Draw Term Loan	06/03/2027	851	—
Coupa Holdings, LLC	Revolver	02/27/2029	651	—
Cyara AcquisitionCo, LLC	Revolver	06/28/2029	3,832	(77)
Cyber US Bidco, LLC	Delayed Draw Term Loan	01/02/2029	797	(14)
Cyber US Bidco, LLC	Revolver	12/30/2032	350	(6)
DA Blocker Corp.	Delayed Draw Term Loan	02/10/2027	2,425	(48)
DA Blocker Corp.	Revolver	02/10/2032	776	(16)
Deerfield Dakota Holding, LLC	Revolver	09/13/2032	3,429	(37)
Diligent Corporation	Delayed Draw Term Loan	04/30/2026	10,706	(174)
Diligent Corporation	Revolver	08/02/2030	5,567	(90)
Drivecentric Holdings, LLC	Delayed Draw Term Loan	07/22/2027	8,375	—
Drivecentric Holdings, LLC	Revolver	08/15/2031	4,059	—
Dwyer Instruments, Inc.	Revolver	07/20/2029	2,449	(18)
E-Discovery AcquireCo, LLC	Revolver	08/29/2029	2,032	(42)
EVDR Purchaser, Inc.	Delayed Draw Term Loan	08/14/2026	10,559	(30)
EVDR Purchaser, Inc.	Revolver	02/14/2031	4,329	(12)
Eclipse Buyer, Inc.	Delayed Draw Term Loan	09/06/2026	1,417	(11)
Eclipse Buyer, Inc.	Revolver	09/08/2031	719	(5)
Emburse, Inc.	Delayed Draw Term Loan	05/28/2027	3,947	(30)
Emburse, Inc.	Revolver	05/28/2032	3,947	(30)
Energy Labs Holdings Corp.	Delayed Draw Term Loan	05/24/2026	825	(14)
Energy Labs Holdings Corp.	Revolver	04/07/2028	1,023	(18)
Espresso Bidco, Inc.	Delayed Draw Term Loan	03/25/2027	598	(12)
Espresso Bidco, Inc.	Revolver	03/25/2032	3,297	(66)
Essential Services Holding Corporation	Delayed Draw Term Loan	06/17/2026	5,154	(98)

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Essential Services Holding Corporation	Revolver	06/17/2030	1,933	(37)
Everbridge Holdings, LLC	Delayed Draw Term Loan	07/02/2026	5,667	—
Everbridge Holdings, LLC	Revolver	07/02/2031	3,728	—
Express Wash Acquisition Company, LLC	Revolver	04/10/2031	335	(4)
FLS Holding, Inc.	Revolver	12/17/2027	28	(4)
FMG Suite Holdings, LLC	Delayed Draw Term Loan	09/09/2027	4,868	(73)
FMG Suite Holdings, LLC	Revolver	09/09/2032	2,921	(44)
FORTIS Solutions Group, LLC	Revolver	10/15/2027	990	—
FPG Intermediate Holdco, LLC	Delayed Draw Term Loan	07/26/2027	430	—
Fetch, Inc.	Delayed Draw Term Loan	10/02/2028	5,200	(26)
Fetch, Inc.	Revolver	03/31/2033	3,120	(31)
Firebird Acquisition Corp, Inc.	Delayed Draw Term Loan	01/31/2027	1,544	—
Firebird Acquisition Corp, Inc.	Revolver	02/02/2032	1,050	—
Formstack Acquisition, Co.	Revolver	03/28/2030	8,406	(145)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	02/26/2027	390	—
Foundation Risk Partners Corp.	Revolver	10/29/2029	3,480	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	08/09/2027	10,298	(254)
Fullsteam Operations, LLC	Revolver	08/08/2031	3,433	(85)
GB Eagle Buyer, Inc.	Revolver	11/29/2030	3,391	(34)
GC Waves Holdings, Inc.	Delayed Draw Term Loan	10/06/2027	611	(2)
GC Waves Holdings, Inc.	Revolver	10/04/2030	1,409	(4)
GPS Merger Sub, LLC	Delayed Draw Term Loan	10/04/2027	2,751	(23)
GPS Merger Sub, LLC	Revolver	10/02/2029	4,657	(39)
GS AcquisitionCo, Inc.	Revolver	05/25/2028	2,529	(25)
Galway Borrower, LLC	Delayed Draw Term Loan	02/07/2028	2,032	(5)
Galway Borrower, LLC	Revolver	09/29/2028	1,389	(20)
GarageCo Intermediate II, LLC	Delayed Draw Term Loan	08/02/2027	5,051	(76)
GarageCo Intermediate II, LLC	Revolver	08/02/2032	1,515	(23)
Gateway US Holdings, Inc.	Delayed Draw Term Loan	11/13/2026	1,052	(5)
Gateway US Holdings, Inc.	Revolver	09/22/2028	484	(2)
Granicus, Inc.	Delayed Draw Term Loan	07/31/2026	657	—
Granicus, Inc.	Revolver	01/17/2031	8,771	—
HSI Halo Acquisition, Inc.	Delayed Draw Term Loan	06/28/2026	2,273	(9)
HSI Halo Acquisition, Inc.	Revolver	06/28/2030	3,031	(12)
Heartland Veterinary Partners, LLC	Delayed Draw Term Loan	11/08/2027	4,613	—
Heartland Veterinary Partners, LLC	Revolver	06/12/2028	1,298	—
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	12/10/2027	3,228	—
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	09/30/2026	6,151	—
High Street Buyer, Inc.	Revolver	04/16/2027	825	(3)
Hootsuite, Inc.	Revolver	05/22/2030	1,848	(41)
Hyland Software, Inc.	Revolver	09/19/2029	3,376	(3)
IG Investment Holdings, LLC	Revolver	09/22/2028	3,736	(9)
IQN Holding Corp.	Revolver	05/02/2028	401	—
Icefall Parent, Inc.	Revolver	01/25/2030	2,471	—

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Imagine 360, LLC	Delayed Draw Term Loan	09/20/2026	1,884	—
Imagine 360, LLC	Revolver	10/02/2028	1,166	—
Inhabitiq, Inc.	Delayed Draw Term Loan	01/11/2027	4,784	—
Inhabitiq, Inc.	Revolver	01/12/2032	2,990	—
Inszone Mid, LLC	Delayed Draw Term Loan	10/18/2027	3,750	(28)
Inszone Mid, LLC	Revolver	11/30/2029	3,575	(27)
Integrity Marketing Acquisition, LLC	Revolver	08/25/2028	1,097	—
Invictus Buyer, LLC	Delayed Draw Term Loan	06/03/2026	663	(2)
Invictus Buyer, LLC	Revolver	06/03/2031	245	(1)
Iris Buyer, LLC	Revolver	10/02/2029	2,883	(22)
Iris Specialty Acquisiton, LLC	Delayed Draw Term Loan	11/20/2028	4,958	(37)
Iris Specialty Acquisiton, LLC	Revolver	11/22/2032	3,371	(25)
Jawbreaker Parent, Inc.	Delayed Draw Term Loan	04/20/2026	1,539	(15)
Jawbreaker Parent, Inc.	Delayed Draw Term Loan	01/30/2029	621	(3)
Jawbreaker Parent, Inc.	Revolver	01/31/2033	621	(6)
Jeppesen Holdings, LLC	Revolver	11/01/2032	1,632	(16)
Jonathan Acquisition Company	Revolver	05/11/2029	408	(7)
KENG Acquisition, Inc.	Revolver	08/01/2029	4,053	(61)
Kodiak Buyer, LLC	Delayed Draw Term Loan	07/26/2027	3,219	(7)
Kodiak Buyer, LLC	Revolver	07/23/2032	2,575	(6)
LHS Borrower, LLC	Revolver	09/04/2031	730	(13)
LJ Avalon Holdings, LLC	Delayed Draw Term Loan	02/17/2028	618	(4)
LJ Avalon Holdings, LLC	Revolver	02/01/2029	1,752	—
LeadVenture, Inc.	Delayed Draw Term Loan	06/23/2027	1,059	(20)
LeadVenture, Inc.	Revolver	06/23/2032	855	(16)
LegitScript, LLC	Revolver	06/24/2028	3,281	(41)
LogRhythm, Inc.	Revolver	07/02/2029	682	(41)
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	06/11/2027	726	(15)
MAI Capital Management Intermediate, LLC	Revolver	08/29/2031	766	(15)
MHE Intermediate Holdings, LLC	Revolver	07/21/2027	643	(3)
MRI Software, LLC	Revolver	02/10/2028	4,110	(18)
Magneto Components Buyco, LLC	Revolver	12/05/2029	7,930	—
Majesco, Inc.	Revolver	01/07/2033	1,061	(3)
ManTech International CP	Revolver	09/14/2028	4,800	—
Merative, LP	Delayed Draw Term Loan	09/30/2027	3,365	(17)
Merative, LP	Revolver	09/30/2032	2,944	(15)
Mobile Communications America, Inc.	Delayed Draw Term Loan	06/23/2027	3,466	—
Mobile Communications America, Inc.	Revolver	10/16/2029	2,202	—
Model N, Inc.	Delayed Draw Term Loan	06/26/2026	5,429	(49)
Model N, Inc.	Revolver	06/27/2031	2,896	(26)
Montana Buyer, Inc.	Revolver	07/22/2028	3,710	—
NDT Global Holding, Inc.	Delayed Draw Term Loan	06/04/2027	6,736	(101)
NDT Global Holding, Inc.	Revolver	06/04/2032	5,714	(86)
NSI Holdings, Inc.	Delayed Draw Term Loan	11/15/2026	4,079	—

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
NSI Holdings, Inc.	Revolver	11/17/2031	4,079	—
Nasuni Corporation	Revolver	09/10/2030	4,490	(72)
Netwrix Corporation And Concept Searching, Inc.	Revolver	06/11/2029	1,579	(24)
OEConnection, LLC	Delayed Draw Term Loan	12/26/2028	876	(20)
OEConnection, LLC	Revolver	12/23/2032	231	(5)
Oak Purchaser, Inc.	Delayed Draw Term Loan	08/30/2027	2,981	(60)
Oak Purchaser, Inc.	Revolver	05/31/2028	1,763	(35)
One, Inc. Software Corporation	Delayed Draw Term Loan	12/06/2027	967	(15)
One, Inc. Software Corporation	Revolver	12/06/2032	387	(6)
Onit, Inc.	Delayed Draw Term Loan	01/27/2027	13,889	—
Onit, Inc.	Revolver	01/27/2032	4,630	—
Optimizely North America, Inc.	Revolver	10/30/2031	2,033	(61)
PDI TA Holdings, Inc.	Revolver	02/03/2031	214	(5)
PMA Parent Holdings, LLC	Revolver	01/31/2031	398	(5)
PT Intermediate Holdings III, LLC	Delayed Draw Term Loan	04/08/2026	3,217	—
Pamlico Avant Holdings, LP	Revolver	12/31/2032	1,638	(25)
Pareto Health Intermediate Holdings, Inc.	Revolver	06/01/2029	9,920	(25)
Patriot Growth Insurance Services, LLC	Revolver	10/16/2028	394	—
PerkinElmer U.S., LLC	Delayed Draw Term Loan	10/25/2027	1,290	(10)
Pound Bidco, Inc.	Delayed Draw Term Loan	04/24/2027	112	(1)
Pound Bidco, Inc.	Revolver	02/01/2027	125	(1)
Procure Acquireco, Inc. (Procure Analytics)	Delayed Draw Term Loan	10/31/2026	831	—
Procure Acquireco, Inc. (Procure Analytics)	Revolver	12/20/2028	952	—
Project Accelerate Parent, LLC	Revolver	02/24/2031	3,928	—
Project Potter Buyer, LLC	Revolver	04/23/2027	885	(1)
Railpros Parent, LLC	Delayed Draw Term Loan	05/24/2027	4,568	(34)
Railpros Parent, LLC	Revolver	05/24/2032	3,263	(24)
Randy's Holdings, Inc.	Delayed Draw Term Loan	06/30/2026	159	(2)
Randy's Holdings, Inc.	Delayed Draw Term Loan	12/20/2027	2,742	(34)
Randy's Holdings, Inc.	Revolver	11/01/2029	1,750	(22)
Raptor Merger Sub Debt, LLC	Revolver	04/01/2030	2,674	-
Raven Acquisition Holdings, LLC	Delayed Draw Term Loan	11/19/2026	333	(7)
Real Chemistry Intermediate III, Inc.	Delayed Draw Term Loan	10/11/2027	2,805	(42)
Real Chemistry Intermediate III, Inc.	Revolver	04/12/2032	4,250	(64)
Redwood Services Group, LLC	Delayed Draw Term Loan	01/03/2027	2,271	(17)
Revalize, Inc.	Revolver	04/16/2029	507	(45)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	03/30/2027	16,316	—
Ridge Trail US Bidco, Inc.	Revolver	03/31/2031	4,110	—
Riskonnect Parent, LLC	Revolver	12/07/2028	3,929	(20)
RoadOne IntermodaLogistics	Revolver	12/29/2028	27	(1)
Routeware, Inc.	Delayed Draw Term Loan	09/18/2026	1,696	(21)
Routeware, Inc.	Revolver	09/18/2031	409	(5)
Runway Bidco, LLC	Delayed Draw Term Loan	12/17/2026	4,486	(112)
Runway Bidco, LLC	Revolver	12/17/2031	2,243	(56)

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
SV Newco 2, Inc.	Delayed Draw Term Loan	03/22/2028	306	(1)
SV Newco 2, Inc.	Revolver	06/02/2031	10,655	(19)
Saturn Borrower, Inc.	Delayed Draw Term Loan	01/24/2027	6,429	(137)
Saturn Borrower, Inc.	Revolver	11/10/2028	2,141	(46)
Securonix, Inc.	Revolver	04/05/2029	5,403	(828)
Sherlock Buyer Corp.	Revolver	12/07/2029	2,978	(160)
Smarsh, Inc.	Delayed Draw Term Loan	01/31/2027	1,905	(25)
Smarsh, Inc.	Revolver	02/16/2029	1,264	(17)
Sonny's Enterprises, LLC	Revolver	08/05/2027	1,105	(30)
Spark Buyer, LLC	Delayed Draw Term Loan	10/15/2026	2,125	(181)
Spark Buyer, LLC	Revolver	10/15/2031	584	(50)
Specialty Pharma III, Inc.	Revolver	12/23/2032	418	(4)
Spectrum Automotive Holdings Corp.	Delayed Draw Term Loan	04/28/2027	2,025	—
Spectrum Automotive Holdings Corp.	Revolver	06/29/2027	378	—
Stepping Stones Healthcare Services, LLC	Revolver	01/05/2033	1,250	(2)
Superman Holdings, LLC	Revolver	08/29/2031	3,675	(28)
Surewerx Purchaser III, Inc.	Delayed Draw Term Loan	06/29/2026	451	—
Surewerx Purchaser III, Inc.	Revolver	12/28/2028	740	—
Suveto Buyer, LLC	Delayed Draw Term Loan	11/15/2026	439	—
Suveto Buyer, LLC	Revolver	09/09/2027	514	—
Sweep Purchaser, LLC	Revolver	06/30/2027	375	—
TA Polaris Buyer, Inc.	Delayed Draw Term Loan	12/12/2028	2,984	(44)
TA Polaris Buyer, Inc.	Revolver	12/12/2032	1,297	(19)
Tamarack Intermediate, LLC	Delayed Draw Term Loan	07/01/2027	2,440	(12)
Tamarack Intermediate, LLC	Revolver	03/12/2029	4,328	(22)
Tank Holding Corp.	Revolver	03/31/2028	1,867	(206)
Thrive Buyer, Inc. (Thrive Networks)	Delayed Draw Term Loan	01/31/2027	4,213	(32)
Thrive Buyer, Inc. (Thrive Networks)	Revolver	02/02/2032	3,159	(24)
Tidi Legacy Products, Inc.	Revolver	12/19/2029	2,132	—
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2026	2,790	(42)
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2027	709	(11)
Transit Technologies, LLC	Revolver	08/20/2030	2,591	(39)
Trintech, Inc.	Delayed Draw Term Loan	01/28/2028	4,290	(21)
Trintech, Inc.	Revolver	01/28/2033	3,218	(31)
Triple Lift, Inc.	Revolver	05/05/2028	1,714	(114)
Trunk Acquisition, Inc.	Delayed Draw Term Loan	12/20/2026	327	(2)
Trunk Acquisition, Inc.	Revolver	02/19/2030	1,072	(5)
Two Six Labs, LLC	Revolver	08/20/2027	915	(2)
UHY Advisors, Inc.	Delayed Draw Term Loan	11/22/2026	6,527	(16)
UHY Advisors, Inc.	Revolver	11/21/2031	1,000	(3)
UpStack, Inc.	Delayed Draw Term Loan	08/23/2026	1,347	(17)
UpStack, Inc.	Revolver	08/25/2031	638	(8)
V Global Holdings, LLC	Revolver	01/02/2029	1,413	(133)
VRC Companies, LLC	Revolver	06/29/2027	915	—

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment
Vamos Bidco, Inc.	Delayed Draw Term Loan	01/30/2027	4,837	(121)
Vamos Bidco, Inc.	Revolver	01/30/2032	1,451	(36)
Vanco Payment Solutions, LLC	Revolver	12/01/2031	175	(3)
Vehlo Purchaser, LLC	Revolver	05/24/2028	360	(6)
Vensure Employer Services, Inc.	Delayed Draw Term Loan	03/06/2028	2,206	(11)
Verdantas, LLC	Delayed Draw Term Loan	11/08/2026	830	(7)
Verdantas, LLC	Revolver	05/06/2030	2,689	(24)
Vertex Service Partners, LLC	Delayed Draw Term Loan	10/01/2026	791	(17)
Vertex Service Partners, LLC	Revolver	11/08/2030	469	(10)
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	07/24/2026	789	(7)
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	05/03/2028	2,841	(27)
Vessco Midco Holdings, LLC	Revolver	07/24/2031	3,430	(32)
Victors Purchaser, LLC	Delayed Draw Term Loan	12/23/2027	2,281	—
Victors Purchaser, LLC	Revolver	12/23/2032	1,874	—
WIPFLI Advisory, LLC	Delayed Draw Term Loan	04/01/2028	2,656	(27)
WIPFLI Advisory, LLC	Revolver	10/01/2032	1,771	(18)
World Insurance Associates, LLC	Revolver	04/03/2030	970	(3)
YI, LLC	Revolver	12/03/2029	2,795	(3)
Zarya Intermediate, LLC	Revolver	07/01/2027	3,248	(51)
eShipping, LLC	Delayed Draw Term Loan	12/23/2027	1,075	(11)
eShipping, LLC	Revolver	12/23/2032	504	(5)
iCIMS, Inc.	Revolver	08/18/2028	528	(14)
mPulse Mobile, Inc.	Delayed Draw Term Loan	08/26/2027	2,788	(77)
mPulse Mobile, Inc.	Revolver	02/25/2033	4,183	(115)
Total First Lien Debt Unfunded Commitments — non-controlled/non-affiliated			$755,642	$(8,187)
First Lien Debt — non-controlled/affiliated
Alpine Acquisition Corp. II	Delayed Draw Term Loan	01/14/2028	423	(4)
Alpine Acquisition Corp. II	Revolver	01/14/2031	1,693	(81)
KWOR Acquisition, Inc.	Delayed Draw Term Loan	02/28/2027	3,019	—
KWOR Acquisition, Inc.	Revolver	02/28/2030	2,214	—
Total First Lien Debt Unfunded Commitments — non-controlled/affiliated			$7,349	$(85)
Total Unfunded Commitments			$762,991	$(8,272)

(19)

As defined in the 1940 Act, the Company is deemed to be an "affiliated person" of the portfolio company as the Company owns, either directly or indirectly, 5% or more of the portfolio company's voting securities ("non-controlled affiliate"). Transactions related to investments in non-controlled affiliates as of March 31, 2026 were as follows:

	Fair Value as of December 31, 2025	Gross Additions (c)	Gross Reductions (d)	Net Change in Unrealized Gains (Losses)	Net Realized Gain (Loss)	Fair Value as of March 31, 2026	Interest, Dividend and Other Income
KWOR Acquisition, Inc. (a)	$20,956	$296	$(9,446)	$(2,939)	$—	$8,867	$344
Alpine Acquisition Corp. II(b)	$—	$21,225	$—	$—	$—	$21,225	$194
Total	$20,956	$21,521	$(9,446)	$(2,939)	$—	$30,092	$538

(a) Inclusive of positions titled KWOR Intermediate I, Inc.

(b) Inclusive of positions titled 48Forty TopCo, LLC.

(c) Gross additions may include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind, the accretion of discounts, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

(d) Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

(20)

As defined in the 1940 Act, the Company is deemed to be a “control person” of the portfolio company as the Company owns, either directly or indirectly, 25% or more of the portfolio company’s voting securities (“controlled affiliate”). Transactions related to investments in controlled affiliates for three months ended March 31, 2026 were as follows(1) :

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

	Fair Value as of December 31, 2025	Gross Additions (a)	Gross Reductions (b)	Net Change in Unrealized Gains (Losses)	Net Realized Gain (Loss)	Fair Value as of March 31, 2026	Interest, Dividend and Other Income
North Haven Keystone, LLC	$85,276	$15,001	$—	$(1,052)	$—	$99,225	$2,870
Total	$85,276	$15,001	$—	$(1,052)	$—	$99,225	$2,870

(1) Although the Company owns more than 25% of the voting securities of NH Keystone (as defined below), the Company does not believe that it has control over NH Keystone (other than for purposes of the 1940 Act). See Note 4 “Investments”.

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

Additional Information

Interest Rate Swaps(a)(b)(c)
Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Upfront Payments / Receipts	Change in Unrealized Appreciation (Depreciation)
SMBC Capital Markets, Inc.	Series A 2028 Notes	8.13%	S + 4.88%	03/16/2028	146,000	$(1,323)	—	$(846)
SMBC Capital Markets, Inc.	Series B 2026 Notes	8.84%	S + 6.12%	08/10/2026	107,000	(431)	—	147
SMBC Capital Markets, Inc.	Series B 2028 Notes	8.88%	S + 5.56%	08/10/2028	128,000	(1,172)	—	(807)
SMBC Capital Markets, Inc.	Series C 2027 Notes	8.92%	S + 4.49%	03/01/2027	136,500	776	—	(706)
SMBC Capital Markets, Inc.	Series C 2029 Notes	9.07%	S + 4.77%	03/01/2029	163,500	2,748	—	(1,380)
MUFG Bank, Ltd.	Series D 2027 Notes	6.84%	S + 3.46%	08/05/2027	100,000	(489)	—	(485)
MUFG Bank, Ltd.	Series D 2029 Notes	6.91%	S + 3.48%	08/05/2029	200,000	(1,502)	—	(1,354)
Royal Bank of Canada	2028 Notes	5.38%	S + 2.06%	09/22/2028	300,000	(2,386)		(1,872)
					1,281,000	$(3,779)	$—	$(7,304)

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

March 31, 2026

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

The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments and reclassifications, consisting solely of normal recurring accruals considered necessary for the fair presentation of consolidated financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that the Company may ultimately achieve for the year ending December 31, 2026.

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

The Company has formed wholly owned subsidiaries for the purpose of holding certain investments in portfolio companies made by the Company. As of March 31, 2026, the Company’s wholly owned subsidiaries were formed as Delaware limited liability companies and included: PIF CA SPV LLC (“CA SPV”), NHPIF Equity Holdings SPV LLC (“Equity Holdings”), PIF Financing SPV LLC (“Financing SPV”), PIF Financing II SPV LLC (“Financing II SPV”), SLIC Financing SPV LLC (“SLIC Financing SPV”), SLIC Equity Holdings LLC (“SLIC Equity Holdings”), PIF Lending SPV LLC (“Lending SPV” and, collectively with CA SPV, Equity Holdings, Financing SPV, Financing II SPV, SLIC Financing SPV, SLIC Equity Holdings

the “subsidiaries”). The Company consolidates its wholly owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary’s formation. The Company does not consolidate its investment in NH Keystone. See Note 4 “Investments.”

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

The Company applies fair value to its investments in accordance with ASC Topic 820, Fair Value Measurement (“ASC 820”) issued by the FASB. The Company’s Board of Directors (the “Board of Directors” or the “Board”) has delegated to the Investment Adviser as the valuation designee (the “Valuation Designee”) the responsibility of determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors, pursuant to Rule 2a-5 under the 1940 Act. As such, the Valuation Designee is charged with determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors. ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value is a market-based measurement, not an entity-specific measurement. For some investments, observable market transactions or market information might be available. For other investments, observable market transactions and market information might not be available. However, the objective of a fair value measurement in both cases is the same– to estimate the price when an orderly transaction to sell the investment would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant). Refer to Note 5 “Fair Value Measurements” for the Company's framework for determining fair value, fair value hierarchies, and the composition of the Company's portfolio.

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

As of March 31, 2026 and December 31, 2025, the Company had certain investments in six and five portfolio companies that were on non-accrual status, respectively. The amortized cost of investments on non-accrual status as of March 31, 2026 and December 31, 2025 was $126,122 and $121,125, respectively.

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

In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three months ended March 31, 2026 and December 31, 2025, the Company accrued $102 and $– of U.S. federal excise tax, respectively.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense.

Segment Reporting

The Company operates through a single operating and reporting segment with an investment objective to generate current income and, to a lesser extent, capital appreciation, primarily from directly originated senior secured term loans. The Company’s chief operating decision maker (the “CODM”) includes the Chief Executive Officer, Co-Presidents, Chief Financial Officer, and Chief Operating Officer. The CODM uses the net increase (decrease) in member’s capital resulting from operations to assess the performance and makes operating decisions of the Company. The evaluation of this metric is used in determining the Company’s distribution policy, portfolio construction and deployment, and strategic initiatives. Segment assets are reflected on the accompanying Consolidated Statements of Financial Condition as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The disclosures required under the guidance can be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all periods presented in the financial statements. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statement disclosures.

(3) Significant Agreements and RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

On November 4, 2021, the Company entered into an investment advisory agreement with the Investment Adviser (the “Investment Advisory Agreement”). The Investment Advisory Agreement had an initial term of two years and continues thereafter from year to year if approved annually by the Board of Directors or the Company’s unitholders, including, in each case, a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”). The renewal of the Investment Advisory Agreement was most recently approved in August 2025.

The Company pays the Investment Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee are ultimately borne by the unitholders.

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

For the three months ended March 31, 2026 and March 31, 2025, base management fees were $8,996, and $6,535, net of waiver, respectively. As of March 31, 2026 and December 31, 2025, $8,996 and $3,236, respectively, was payable to the Investment Adviser relating to base management fees.

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

For the three months ended March 31, 2026 and March 31, 2025, income based incentive fees were $8,557 and $7,611, net of waiver, respectively. As of March 31, 2026 and December 31, 2025, $8,557 and $4,176, respectively, was payable to the Investment Adviser relating to income-based incentive fees. Any income-based incentive fee waived is not subject to recoupment by the Adviser.

ii. Incentive Fee based on Capital Gains

The second part of the incentive fee is determined on realized capital gains calculated and payable in arrears in cash as of the end of each calendar year or upon the termination of the Investment Advisory Agreement in an amount equal to 12.5% of the realized capital gains, if any, on a cumulative basis from the date of the Company’s election to be regulated as a BDC through the end of a given calendar year or upon the termination of the Investment Advisory Agreement, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee (the “Cumulative Capital Gains”).

Under U.S. GAAP, the Company is required to accrue an incentive fee on capital gains, including unrealized capital appreciation even though such unrealized capital appreciation is not included in calculating the incentive fee payable under the Investment Advisory Agreement. If such amount is positive at the end of a period, then the Company records an incentive fee on capital gain incentive fee equal to 12.5% of such amount, less the aggregate amount of any previously paid capital gain incentive fee. If such amount is negative, no accrual is recorded for such period.

For the three months ended March 31, 2026 and March 31, 2025, there were no capital gains incentive fee accrued to the Investment Adviser.

The Investment Advisory Agreement does not include unrealized capital appreciation for purposes of calculating the amount payable to the Investment Adviser. Amounts due related to unrealized capital appreciation, if any, will not be paid to the Investment Adviser until realized under the terms of the Investment Advisory Agreement and determined based on the calculation. Incentive fee on Cumulative Capital Gains crystallize at calendar year-end.

Administration Agreement

MS Private Credit Administrative Services LLC (the “Administrator”) is the administrator of the Company pursuant to the administration agreement between the Company and the Administrator dated November 4, 2021 (the “Administration Agreement”). The Administrator is an indirect, wholly owned subsidiary of Morgan Stanley. Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements from the Company for its costs and expenses and the Company’s allocable portion of overhead costs incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the cost of its Chief Financial Officer and Chief Compliance Officer. Reimbursement under the Administration Agreement occurs quarterly in arrears. The Administration Agreement had an initial term of two years and continues thereafter from year to year if approved annually by the Board of Directors, which was most recently re-approved in August 2025.

For the three months ended March 31, 2026 and March 31, 2025, the Company incurred $117 and $4, respectively, of expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations. Amounts unpaid and included in the payable to affiliates on the Consolidated Statements of Financial Condition as of March 31, 2026 and December 31, 2025 were $89 and $36, respectively.

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

For the three months ended March 31, 2026 and March 31, 2025, the Company incurred $7,222 and $7,163 expenses, respectively, under the MSDI Agreement, which were recorded in servicing fees on the Consolidated Statements of Operations. Amounts unpaid and included in the accrued expenses and other liabilities on the Consolidated Statements of Financial Condition as of March 31, 2026 and December 31, 2025 were $4,870 and $5,822, respectively.

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

For the three months ended March 31, 2026 and March 31, 2025, the Company did not incur any organization costs, offering costs or expense support. For the three months ended March 31, 2026 and March 31, 2025, the Investment Adviser did not recaptured any previously waived amounts from the Company. As of March 31, 2026, the Company had reimbursed the Investment Adviser all organization and offering costs incurred and there were no organization and offering costs payable on the Consolidated Statements of Financial Condition.

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

The composition of the Company’s investment portfolio was as follows:

	March 31, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$6,264,270	$6,149,937	97.0%	$6,506,675	$6,424,695	97.1%
Second Lien Debt	22,049	22,199	0.3	31,045	32,023	0.5
Other Debt Investments	8,741	7,381	0.1	12,010	11,564	0.2
Equity	76,929	63,969	1.0	64,305	57,052	0.9
Investments in Joint Venture	100,439	99,225	1.6	85,438	85,276	1.3
Total	$6,472,428	$6,342,711	100.0%	$6,699,473	$6,610,610	100.0%

The industry composition of investments at fair value was as follows:

	March 31, 2026	December 31, 2025
Aerospace & Defense	1.8%	1.5%
Air Freight & Logistics (1)	—	0.8
Automobile Components	1.6	1.6
Automobiles	2.3	2.5
Banks	0.1	0.1
Beverages	0.2	0.2
Building Products	0.2	0.2
Capital Markets	0.1	0.1
Chemicals	1.1	1.1
Commercial Services & Supplies	8.6	7.5
Construction & Engineering	2.3	2.1
Consumer Staples Distribution & Retail	0.6	0.6
Containers & Packaging	1.1	1.1
Distributors	1.5	1.4
Diversified Consumer Services	5.2	5.2
Electrical Equipment	0.5	0.5
Electronic Equipment, Instruments & Components	3.4	3.8
Entertainment	0.1	0.1
Financial Services	2.9	3.5
Food Products (1)	—	—
Ground Transportation	0.9	0.8
Health Care Equipment & Supplies	1.1	1.1
Health Care Providers & Services	6.3	6.3
Health Care Technology	1.6	1.8
Household Durables	0.1	0.1
Independent Power and Renewable Electricity Producers	0.1	0.1
Industrial Conglomerates	2.0	2.4
Insurance Services	10.0	9.5
Interactive Media & Services	0.9	0.8
Investments in Joint Ventures	1.6	1.3
IT Services	6.0	5.6
Leisure Products	0.1	0.1
Life Sciences Tools & Services	0.4	0.4
Machinery	1.8	1.7
Multi-Utilities	0.7	1.5
Pharmaceuticals	1.2	1.2
Professional Services	5.0	5.9
Real Estate Management & Development	2.5	2.4
Software	22.2	21.3
Specialty Retail	0.1	0.1
Textiles, Apparel & Luxury Goods	0.1	0.1
Trading Companies & Distributors	0.1	0.1
Transportation Infrastructure	0.7	0.7
Wireless Telecommunication Services	0.9	0.8
Total	100.0%	100.0%

(1) Rounds to 0.

The geographic composition of investments at cost and fair value was as follows:

	March 31, 2026				December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	% of Total Net Assets at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value	% of Total Net Assets at Fair Value
Australia	$64,060	$64,065	1.0%	2.0%	$64,182	$64,920	1.0%	1.9%
Canada	115,102	115,411	1.8	3.6	124,530	125,168	1.9	3.7
United Kingdom	49,052	49,469	0.8	1.5	49,100	49,673	0.8	1.5
United States	6,244,214	6,113,766	96.4	189.3	6,461,661	6,370,849	96.3	188.5
Total	$6,472,428	$6,342,711	100.0%	196.4%	$6,699,473	$6,610,610	100.0%	195.6%

North Haven Keystone LLC

North Haven Keystone LLC, a Delaware limited liability company, was formed as a joint venture (“NH Keystone”) between the Company and a large North American insurance company (the “JV Partner”), commenced operations on September 25, 2025 and operates under a limited liability company agreement. NH Keystone’s principal purpose is to make investments, primarily in senior secured loans issued by middle-market companies. The Company and the JV Partner each agreed to contribute up to $500,000 and $75,000, respectively, to NH Keystone. The Company and the JV Partner have equal control of NH Keystone’s investment decisions and generally all other decisions in respect of NH Keystone must be approved by NH Keystone’s investment committee or board of directors, each of which consists of an equal number of representatives of the Company and the JV Partner.

As of March 31, 2026, the Company and the JV Partner made capital contributions of $100,439 and $15,061 in member's equity, respectively, to NH Keystone.

The following table presents the selected consolidated statements of assets and liabilities information of NH Keystone as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026	As of December 31, 2025
	(Unaudited)	(Audited)
Assets
Investments, at fair value (cost of $296,441 and $249,905)	$294,975	$249,685
Cash	22,039	10,976
Other assets	2,173	6,538
Total assets	319,187	267,199

Liabilities
Debt	197,750	153,000
Other liabilities	7,333	16,136
Total liabilities	$205,083	$169,136

Total Members' Equity	$114,104	$98,063

The following table presents the selected consolidated statements of operations information of NH Keystone for the three months ended March 31, 2026:

For the Three Months Ended March 31,2026
Income
Investment income	$6,028
Expenses
Net operating expenses	2,691
Net investment income (loss)	$3,337
Total net realized and unrealized gain (loss)	(1,246)
Net increase (decrease) in members' equity resulting from operations	$2,091

Below is a summary of NH Keystone’s portfolio as of March 31, 2026:

As of March 31, 2026
Number of portfolio companies	52
Number of industries	19
Weighted average yield on total portfolio, at cost(1)	8.7%
Weighted average yield on total portfolio, at fair value(1)	8.7%
Average position size of investments (in millions)	$5.67

(1) Computed as (a) the annual stated spread, plus reference rate, as applicable, plus the annual accretion of discounts, as applicable on all investments of NH Keystone divided by (b) total investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented herein.

Consolidated Schedule of Investments as of March 31, 2026

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Maturity Date	Par Amount/ Shares	Cost	Fair Value	Percentage of Members' equity
Debt Investments - non-controlled/non-affiliated
Aerospace & Defense
GB Eagle Buyer, Inc.	(3) (5)	First Lien Debt	S +	4.75%	11/29/2030	8,547	$8,466	$8,462	7.42%
GB Eagle Buyer, Inc.	(3) (5)	First Lien Debt	S +	4.75%	11/29/2030	1,998	1,978	1,978	1.73
GB Eagle Buyer, Inc.	(3) (6)	First Lien Debt	S +	4.75%	11/29/2030	556	541	541	0.47
AA&D Midco, Inc.	(3) (5)	First Lien Debt	S +	4.75%	11/29/2030	1,293	1,280	1,280	1.12
Zenith Acquisitionco, LLC	(4) (5)	First Lien Debt	S +	4.50%	01/13/2033	5,379	5,353	5,353	4.69
Zenith Acquisitionco, LLC	(4) (6)	First Lien Debt	S +	4.50%	01/13/2033	124	118	118	0.10
Zenith Acquisitionco, LLC	(4) (6)	First Lien Debt	S +	4.50%	01/13/2033	-	(5)	(5)	(0.00)
							17,731	17,727	15.54
Automobile Components
OEConnection, LLC	(3) (5)	First Lien Debt	S +	4.50%	12/23/2032	1,866	1,857	1,823	1.60
OEConnection, LLC	(3) (6)	First Lien Debt	S +	4.50%	12/23/2032	-	(3)	(25)	(0.02)
OEConnection, LLC	(3) (6)	First Lien Debt	S +	4.50%	12/23/2032	-	(1)	(7)	(0.01)
							1,853	1,791	1.57
Automobiles
COP Collisionright Parent, LLC	(2) (5)	First Lien Debt	S +	4.75%	01/29/2030	5,645	5,619	5,602	4.91
COP Collisionright Parent, LLC	(2) (6)	First Lien Debt	S +	4.75%	01/29/2030	67	64	62	0.05
COP Collisionright Parent, LLC	(2) (6)	First Lien Debt	S +	4.75%	01/29/2030	84	81	79	0.07
Vehlo Purchaser, LLC	(3) (5)	First Lien Debt	S +	5.50%	05/24/2028	9,395	9,375	9,230	8.09
Vehlo Purchaser, LLC	(3) (5)	First Lien Debt	S +	5.50%	05/24/2028	300	300	294	0.26
Vehlo Purchaser, LLC	(3) (6)	First Lien Debt	S +	5.50%	05/24/2028	-	(6)	(17)	(0.01)
							15,433	15,250	13.37
Banks
Computer Services, Inc.	(2) (5)	First Lien Debt	S +	4.50%	11/17/2031	2,703	2,690	2,668	2.34
Computer Services, Inc.	(2) (6)	First Lien Debt	S +	4.50%	11/17/2031	-	(3)	(16)	(0.01)
							2,687	2,652	2.32
Commercial Services & Supplies
Astra Service Partners, LLC	(3) (5)	First Lien Debt	S +	4.50%	11/26/2032	6,757	6,708	6,757	5.92
Astra Service Partners, LLC	(3) (6)	First Lien Debt	S +	4.50%	11/26/2032	445	435	445	0.39
AWP Group Holdings, Inc.	(2) (5)	First Lien Debt	S +	4.50%	12/23/2030	5,104	5,104	5,104	4.47
AWP Group Holdings, Inc.	(2) (5) (6)	First Lien Debt	S +	4.50%	12/23/2030	1,019	1,019	1,019	0.89
AWP Group Holdings, Inc.	(2) (6)	First Lien Debt	S +	4.50%	12/23/2030	389	389	389	0.34
Hercules Borrower, LLC	(3) (5)	First Lien Debt	S +	4.75%	12/15/2028	6,965	6,965	6,895	6.04
VRC Companies, LLC	(2) (5)	First Lien Debt	S +	5.50%	06/29/2027	4,433	4,433	4,433	3.89
VRC Companies, LLC	(2) (6)	First Lien Debt	S +	5.50%	06/29/2027	-	-	-	-
							25,053	25,042	21.95
Construction & Engineering
LJ Avalon Holdings, LLC	(2) (6)	First Lien Debt	S +	4.50%	02/01/2030	527	520	520	0.46
Consumer Staples Distribution & Retail
PDI TA Holdings, Inc.	(3) (5)	First Lien Debt	S +	6.00% (incl. 2.50% PIK)	02/03/2031	6,457	6,457	6,312	5.53
PDI TA Holdings, Inc.	(3) (6)	First Lien Debt	S +	6.00% (incl. 2.50% PIK)	02/03/2031	502	502	490	0.43
							6,959	6,802	5.96
Distributors
PT Intermediate Holdings III, LLC	(3) (5)	First Lien Debt	S +	4.75% (incl. 1.00% PIK)	04/09/2030	6,671	6,671	6,671	5.85
PT Intermediate Holdings III, LLC	(3) (6)	First Lien Debt	S +	4.75% (incl. 1.00% PIK)	04/09/2030	-	-	-	-
							6,671	6,671	5.85
Diversified Consumer Services
Apex Service Partners, LLC	(2) (5)	First Lien Debt	S +	5.00%	10/24/2030	6,545	6,545	6,545	5.74
Apex Service Partners, LLC	(2) (6)	First Lien Debt	S +	5.00%	10/24/2029	194	194	194	0.17
EVDR Purchaser, Inc.	(3) (5)	First Lien Debt	S +	4.75%	02/14/2031	4,769	4,747	4,756	4.17
EVDR Purchaser, Inc.	(3) (6)	First Lien Debt	S +	4.75%	02/14/2031	-	-	(4)	(0.00)
EVDR Purchaser, Inc.	(3) (6)	First Lien Debt	S +	4.75%	02/14/2031	263	263	261	0.23

Consolidated Schedule of Investments as of March 31, 2026

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Maturity Date	Par Amount/ Shares	Cost	Fair Value	Percentage of Members' equity
Project Accelerate Parent, LLC	(3) (5)	First Lien Debt	S +	5.25%	02/24/2031	6,084	6,084	6,084	5.33
Project Accelerate Parent, LLC	(3) (6)	First Lien Debt	S +	5.25%	02/24/2031	-	-	-	-
Vertex Service Partners, LLC	(3) (6)	First Lien Debt	S +	6.00%	11/08/2030	6,301	6,181	6,163	5.40
Vertex Service Partners, LLC	(3) (6)	First Lien Debt	S +	6.00%	11/08/2030	426	416	414	0.36
							24,430	24,413	21.40
Electronic Equipment, Instruments & Components
Dwyer Instruments, Inc.	(3) (5)	First Lien Debt	S +	4.75%	07/20/2029	4,189	4,169	4,157	3.64
Dwyer Instruments, Inc.	(3) (6)	First Lien Debt	S +	4.75%	07/20/2029	129	127	127	0.11
Pamlico Avant Holdings, LP	(3) (5)	First Lien Debt	S +	4.50%	12/31/2032	6,166	6,106	6,074	5.32
Pamlico Avant Holdings, LP	(3) (6)	First Lien Debt	S +	4.50%	12/31/2032	-	(8)	(12)	(0.01)
							10,394	10,346	9.07
Financial Services
Cerity Partners, LLC	(3) (5)	First Lien Debt	S +	4.50%	07/28/2031	1,203	1,203	1,203	1.05
Cerity Partners, LLC	(3) (6)	First Lien Debt	S +	4.50%	07/28/2031	-	(3)	-	-
Cerity Partners, LLC	(3) (6)	First Lien Debt	S +	4.50%	07/28/2031	43	42	43	0.04
Trintech, Inc.	(3) (5)	First Lien Debt	S +	4.75%	01/28/2033	4,723	4,676	4,676	4.10
Trintech, Inc.	(3) (6)	First Lien Debt	S +	4.75%	01/28/2033	-	(4)	(4)	(0.00)
Trintech, Inc.	(3) (6)	First Lien Debt	S +	4.75%	01/28/2033	-	(6)	(6)	(0.01)
							5,908	5,912	5.18
Ground Transportation
eShipping, LLC	(3) (5)	First Lien Debt	S +	4.50%	12/23/2032	4,272	4,251	4,229	3.71
eShipping, LLC	(3) (6)	First Lien Debt	S +	4.50%	12/23/2032	-	(4)	(16)	(0.01)
eShipping, LLC	(3) (6)	First Lien Debt	P +	3.50%	12/23/2032	50	46	42	0.04
SV Newco 2, Inc.	(3) (5) (6)	First Lien Debt	S +	4.75%	06/02/2031	5,628	5,614	5,618	4.92
SV Newco 2, Inc.	(3) (6)	First Lien Debt	S +	4.75%	06/02/2031	139	136	137	0.12
							10,043	10,010	8.77
Health Care Providers & Services
Blue River PetCare, LLC	(2) (5)	First Lien Debt	S +	5.00%	08/01/2029	807	807	807	0.71
Blue River PetCare, LLC	(2) (6)	First Lien Debt	S +	5.00%	08/01/2029	-	(5)	(5)	(0.00)
Blue River PetCare, LLC	(2) (6)	First Lien Debt	S +	5.00%	08/01/2029	38	36	36	0.03
Invictus Buyer, LLC	(3) (5)	First Lien Debt	S +	4.50%	06/03/2031	4,417	4,417	4,406	3.86
Invictus Buyer, LLC	(3) (6)	First Lien Debt	S +	4.50%	06/03/2031	-	-	(5)	(0.00)
Invictus Buyer, LLC	(3) (6)	First Lien Debt	S +	4.50%	06/03/2031	-	-	(2)	(0.00)
Pareto Health Intermediate Holdings, Inc.	(2) (5)	First Lien Debt	S +	5.00%	06/03/2030	14,826	14,739	14,723	12.90
Pareto Health Intermediate Holdings, Inc.	(2) (6)	First Lien Debt	S +	5.00%	06/01/2029	-	(7)	(4)	(0.00)
PPV Intermediate Holdings, LLC	(3) (5)	First Lien Debt	S +	5.75%	08/31/2029	6,965	6,965	6,843	6.00
Stepping Stones Healthcare Services, LLC	(3) (5)	First Lien Debt	S +	4.75%	01/05/2033	2,018	2,008	2,008	1.76
Stepping Stones Healthcare Services, LLC	(3) (6)	First Lien Debt	S +	4.75%	01/05/2033	-	(6)	-	-
Stepping Stones Healthcare Services, LLC	(3) (6)	First Lien Debt	S +	4.75%	01/05/2033	-	(3)	(3)	(0.00)
TA Polaris Buyer, Inc.	(4) (5)	First Lien Debt	S +	4.50%	12/12/2032	9,730	9,683	9,587	8.40
TA Polaris Buyer, Inc.	(4) (6)	First Lien Debt	S +	4.50%	12/12/2032	1,257	1,244	1,197	1.05
TA Polaris Buyer, Inc.	(4) (6)	First Lien Debt	S +	4.50%	12/12/2032	-	(6)	(18)	(0.02)
							39,872	39,570	34.68
Insurance Services
Fetch, Inc.	(3) (5)	First Lien Debt	S +	4.75%	03/31/2033	8,160	8,078	8,078	7.08
Fetch, Inc.	(3) (6)	First Lien Debt	S +	4.75%	03/31/2033	-	(12)	(12)	(0.01)
Fetch, Inc.	(3) (6)	First Lien Debt	S +	4.75%	03/31/2033	-	(14)	(14)	(0.01)
Galway Borrower, LLC	(3) (6)	First Lien Debt	S +	4.50%	09/29/2028	4,096	4,096	4,037	3.54
Galway Borrower, LLC	(3) (6)	First Lien Debt	S +	4.50%	09/29/2028	77	76	74	0.06
High Street Buyer, Inc.	(3) (5)	First Lien Debt	S +	4.50%	04/14/2028	6,874	6,874	6,847	6.00
High Street Buyer, Inc.	(3) (6)	First Lien Debt	S +	4.50%	04/16/2027	-	-	-	-
Iris Specialty Acquisiton, LLC	(4) (5)	First Lien Debt	S +	4.50%	11/22/2032	8,824	8,782	8,758	7.68
Iris Specialty Acquisiton, LLC	(4) (6)	First Lien Debt	S +	4.50%	11/22/2032	-	(4)	(11)	(0.01)
Iris Specialty Acquisiton, LLC	(4) (6)	First Lien Debt	S +	4.50%	11/22/2032	297	291	288	0.25

Consolidated Schedule of Investments as of March 31, 2026

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Maturity Date	Par Amount/ Shares	Cost	Fair Value	Percentage of Members' equity
Majesco, Inc.	(4) (5)	First Lien Debt	S +	4.50%	01/07/2033	6,186	6,171	6,171	5.41
Majesco, Inc.	(4) (6)	First Lien Debt	S +	4.50%	01/07/2033	-	(1)	(1)	(0.00)
One, Inc. Software Corporation	(3) (5)	First Lien Debt	S +	4.50%	12/06/2032	7,745	7,670	7,629	6.69
One, Inc. Software Corporation	(3) (6)	First Lien Debt	S +	4.50%	12/06/2032	-	(7)	(22)	(0.02)
One, Inc. Software Corporation	(3) (6)	First Lien Debt	S +	4.50%	12/06/2032	-	(6)	(9)	(0.01)
Patriot Growth Insurance Services, LLC	(3) (5)	First Lien Debt	S +	5.00%	10/14/2028	6,891	6,891	6,890	6.04
Patriot Growth Insurance Services, LLC	(3) (6)	First Lien Debt	S +	5.00%	10/16/2028	-	-	-	-
							48,885	48,703	42.68
IT Services
Bridgepointe Technologies, LLC	(2) (5)	First Lien Debt	S +	5.00%	12/31/2027	6,967	6,950	6,967	6.11
Cyber US Bidco, LLC	(3) (5)	First Lien Debt	S +	5.00%	12/30/2032	5,064	5,014	4,975	4.36
Cyber US Bidco, LLC	(3) (6)	First Lien Debt	S +	5.00%	12/30/2032	-	(5)	(17)	(0.01)
Cyber US Bidco, LLC	(3) (6)	First Lien Debt	S +	5.00%	12/30/2032	-	(4)	(8)	(0.01)
GI DI Cornfield Acquisition, LLC	(5)	First Lien Debt	S +	4.50%	03/09/2029	1,943	1,924	1,937	1.70
GI DI Cornfield Acquisition, LLC	(6)	First Lien Debt	S +	4.50%	03/09/2029	-	(19)	(12)	(0.01)
Redwood Services Group, LLC	(3) (5) (6)	First Lien Debt	S +	5.00%	06/15/2029	6,793	6,760	6,741	5.91
							20,620	20,583	18.04
Pharmaceuticals
Specialty Pharma III, Inc.	(4) (5)	First Lien Debt	S +	4.75%	12/23/2032	5,559	5,532	5,503	4.82
Specialty Pharma III, Inc.	(4) (6)	First Lien Debt	S +	4.75%	12/23/2032	90	86	83	0.07
							5,618	5,586	4.90
Professional Services
Accordion Partners, LLC	(3) (5)	First Lien Debt	S +	5.00%	11/17/2031	6,034	6,020	6,010	5.27
Accordion Partners, LLC	(3) (6)	First Lien Debt	S +	5.00%	11/17/2031	1,066	1,052	1,048	0.92
Accordion Partners, LLC	(3) (6)	First Lien Debt	S +	5.00%	11/17/2031	-	(4)	(3)	(0.00)
Aprio Advisory Group, LLC	(3) (6)	First Lien Debt	S +	4.75%	08/01/2031	-	(23)	(25)	(0.02)
Aprio Advisory Group, LLC	(3) (6)	First Lien Debt	S +	4.75%	08/01/2031	139	135	137	0.12
Verdantas, LLC	(3) (6)	First Lien Debt	S +	4.75%	05/06/2031	-	(15)	(29)	(0.03)
Verdantas, LLC	(3) (6)	First Lien Debt	S +	4.75%	05/06/2030	-	(6)	(6)	(0.01)
							7,159	7,132	6.25
Software
Archduke Buyer, Inc.	(4) (5)	First Lien Debt	S +	5.50%	12/03/2032	5,688	5,632	5,590	4.90
Archduke Buyer, Inc.	(4) (6)	First Lien Debt	S +	5.50%	12/03/2032	-	(4)	(7)	(0.01)
AuditBoard, Inc.	(3)	First Lien Debt	S +	4.50%	07/14/2031	3,429	3,404	3,312	2.90
Everbridge Holdings, LLC	(3) (5)	First Lien Debt	S +	5.00%	07/02/2031	4,896	4,896	4,896	4.29
Everbridge Holdings, LLC	(3) (5) (6)	First Lien Debt	S +	5.00%	07/02/2031	576	576	576	0.50
Everbridge Holdings, LLC	(3) (6)	First Lien Debt	S +	5.00%	07/02/2031	-	-	-	-
Jawbreaker Parent, Inc.	(4) (5)	First Lien Debt	S +	4.75%	01/31/2033	6,707	6,641	6,641	5.82
Jawbreaker Parent, Inc.	(4) (6)	First Lien Debt	S +	4.75%	01/31/2033	-	(37)	(37)	(0.03)
Jawbreaker Parent, Inc.	(4) (6)	First Lien Debt	S +	4.75%	01/31/2033	-	(13)	(13)	(0.01)
Optimizely North America, Inc.	(3) (5)	First Lien Debt	S +	5.00%	10/30/2031	6,336	6,246	6,146	5.39
Optimizely North America, Inc.	(3) (6)	First Lien Debt	S +	5.00%	10/30/2031	-	(9)	(19)	(0.02)
Riskonnect Parent, LLC	(3) (5)	First Lien Debt	S +	4.75%	12/07/2028	6,103	6,103	6,072	5.32
Riskonnect Parent, LLC	(3) (6)	First Lien Debt	S +	4.75%	12/07/2028	13	13	11	0.01
Vanco Payment Solutions, LLC	(3) (5)	First Lien Debt	S +	4.75%	12/01/2031	5,573	5,520	5,462	4.79
Vanco Payment Solutions, LLC	(3) (6)	First Lien Debt	S +	4.75%	12/01/2031	-	(3)	(5)	(0.00)
							38,965	38,625	33.85
Textiles, Apparel & Luxury Goods
Goose Borrower, LP	(3) (5)	First Lien Debt	S +	4.75%	03/02/2033	7,730	7,654	7,654	6.71
Goose Borrower, LP	(3) (6)	First Lien Debt	S +	4.75%	03/02/2033	-	(14)	(14)	(0.01)
							7,640	7,640	6.70
Total First Lien Debt							$296,441	$294,975	258.51%
Total Portfolio Investments							$296,441	$294,975	258.51%

Consolidated Schedule of Investments as of March 31, 2026

(1)

Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either CORRA ("C") or EURIBOR ("E") or SOFR ("S") or SONIA ("SA") or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2026. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2026. As of March 31, 2026, the reference rates for our variable rate loans were the C at 2.27%, 1-month E at 1.91%, 1-month S at 3.66%, 3-month S at 3.68%, 6-month S at 3.70%, SA at 3.73% and the P at 6.75%.

(2)	Loan includes interest rate floor of 1.00%.
(3)	Loan includes interest rate floor of 0.75%.
(4)	Loan includes interest rate floor of 0.50%.
(5)	Assets or a portion thereof are pledged as collateral for the JV Credit Facility.
(6)

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

The Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.

The following tables present the fair value hierarchy of the investments as of:

	March 31, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$468,754	$5,681,184	$6,149,938	$—	$530,125	$5,894,570	$6,424,695
Second Lien Debt	—	15,288	6,911	22,199	—	15,887	16,136	32,023
Other Debt Investments	—	—	7,380	7,380	—	—	11,564	11,564
Equity	—	2,039	61,930	63,969	—	2,037	55,015	57,052
Total Investments	$—	$486,081	$5,757,405	$6,243,486	$—	$548,049	$5,977,285	$6,525,334
Investment measured at net asset value(1)				$99,225				$85,276
Total Investments				$6,342,711				$6,610,610
Cash and cash equivalents	$175,757	$—	$—	$175,757	$199,865	$—	$—	$199,865
Unaffiliated money market	$33,374	$—	$—	$33,374	$38,403	$—	$—	$38,403

(1) The Company, as a practical expedient, estimates the fair value of its investment in North Haven Keystone, LLC using the net asset value of the Company’s members’ interest in the entity. As such, the fair value has not been classified within the fair value hierarchy.

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2026:

	First Lien Debt	Second Lien Debt	Other Debt	Equity	Total Investments
Fair value, beginning of period	$5,894,570	$16,136	$11,564	$55,015	$5,977,285
Purchases of investments (1)	148,039	—	—	11,442	159,481
Proceeds from principal repayments and sales of investments (2)	(322,944)	(9,260)	(3,252)	—	(335,456)
Accretion of discount/amortization of premium	5,660	—	53	—	5,713
Payment-in-kind	3,962	155	294	1,181	5,592
Net change in unrealized appreciation (depreciation)	(18,342)	(120)	(914)	(5,708)	(25,084)
Net realized gains (losses)	(29,761)	—	(365)	—	(30,126)
Fair value, end of period	$5,681,184	$6,911	$7,380	$61,930	$5,757,405

Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2026	$(17,088)	$(120)	$(1,227)	$(5,708)	$(24,143)

(1)
Purchases may include investments received in corporate actions and restructurings.
(2)
Sales may include investments received in corporate actions and restructurings.

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2025:

	First Lien Debt	Second Lien Debt	Other Securities	Equity	Total Investments
Fair value, beginning of period	$5,442,166	$2,112	$6,520	$55,995	$5,506,793
Purchases of investments (1)	401,954	13,405	4,468	4,286	424,113
Proceeds from principal repayments and sales of investments (1)	(296,173)	—	—	(8,473)	(304,646)
Accretion of discount/amortization of premium	6,100	1	36	—	6,137
Payment-in-kind	6,479	18	133	220	6,850
Net change in unrealized appreciation (depreciation)	(8,649)	(169)	(329)	(1,332)	(10,479)
Net realized gains (losses)	(6,978)	—	—	3,119	(3,859)
Transfers into/(out) of Level 3 (2)	2,069	—	—	—	2,069
Fair value, end of period	$5,546,968	$15,367	$10,828	$53,815	$5,626,978

Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2025	$(7,276)	(169)	(329)	(1,226)	$(9,000)

(1)
Purchases may include investments received in corporate actions and restructurings.
(2)
Sales may include investments received in corporate actions and restructurings.
(3)
Transfer of portfolio investments within the three-level hierarchy is recorded during the period of such reclassification occurrence at the fair value as of the beginning of the respective period. Generally, reclassifications are primarily due to increase/decrease of price transparency.

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of March 31, 2026 and December 31, 2025, respectively. The tables are not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	March 31, 2026
	Fair	Valuation	Significant Unobservable	Range (1)		Weighted
	Value	Technique (2)	Input	Low	High	Average (3)
Investments in first lien debt	$5,546,949	Yield Analysis	Discount Rate	7.64%	46.61%	9.50%
	134,235	Market Approach	EBITDA Multiple	6.05x	11.25x	9.42x
Investments in second lien debt	1,395	Yield Analysis	Discount Rate	13.02%	17.05%	13.73%
	5,516	Market Approach	EBITDA Multiple	8.00x	10.00x	8.25x
Other debt	3,334	Yield Analysis	Discount Rate			16.45%
	4,046	Market Approach	EBITDA Multiple			8.00x
Preferred equity	25,544	Yield Analysis	Discount Rate	9.98%	13.99%	11.07%
	24,719	Market Approach	EBITDA Multiple	8.00x	18.00x	14.16x
Common equity	6,257	Market Approach	Revenue Multiple	1.00x	21.00x	16.36x
	5,410	Market Approach	EBITDA Multiple	8.00x	17.25x	14.48x
Total Investments	$5,757,405

(1)
For an asset category that contains a single investment, the range is not included.
(2)
During the three months ended March 31, 2026, three debt investments with a combined fair value of $84.7 million transitioned from a yield analysis approach to a market approach using an EBITDA multiple. One preferred equity investment with a fair value of $3.1 million transitioned from yield analysis to a market approach. One common equity investment with a fair value of $0.3 million transitioned from a market approach using an EBITDA multiple to market approach using a revenue multiple.
(3)
Weighted average for an asset category consisting of multiple investments is calculated by weighting the significant unobservable input by the relative fair value of the investment. Weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.

	December 31, 2025
	Fair	Valuation	Significant Unobservable	Range (1)		Weighted
	Value	Technique (2)	Input	Low	High	Average (3)
Investments in first lien debt	$5,844,425	Yield Analysis	Discount Rate	7.48%	39.21%	10.10%
	50,145	Market Approach	EBITDA Multiple	6.25x	10.00x	8.31x
Investments in second lien debt	1,461	Yield Analysis	Discount Rate	12.27%	12.75%	12.38%
	14,675	Market Approach	EBITDA Multiple	7.75x	10.00x	7.86x
Other debt	6,667	Yield Analysis	Discount Rate	13.70%	14.95%	14.36%
	4,897	Market Approach	EBITDA Multiple	6.25x	7.75x	7.75x
Preferred equity	30,136	Income Approach	Discount Rate	12.09%	15.66%	13.55%
	12,439	Market Approach	EBITDA Multiple	7.75x	15.43x	12.99x
Common equity	6,693	Market Approach	Revenue Multiple	5.00x	22.25x	17.25x
	5,747	Market Approach	EBITDA Multiple	1.20x	24.60x	11.61x
Total Investments	$5,977,285

(1)
For an asset category that contains a single investment, the range is not included.
(2)
During the year ended December 31, 2025, one unsecured debt position with a fair value of $3.07 million transitioned from an income approach to a yield analysis valuation technique.
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

Financial instruments disclosed but not carried at fair value

The Company’s debt, including its credit facilities, is presented at carrying value on the Consolidated Statements of Financial Condition. The fair value of the Company’s credit facilities and unsecured notes are estimated in accordance with the Company’s valuation policy. The carrying value and fair value of the Company’s debt were as follows:

	March 31, 2026			December 31, 2025
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
ING Facility	3	$21,133	$21,133	$254,537	$254,537
Wells Funding Facility	3	492,250	492,250	497,250	497,250
CBNA Funding Facility	3	225,000	225,000	225,000	225,000
JPM Funding Facility	3	900,073	900,073	744,073	744,073
Series A 2028 Notes(1)(6)	3	144,550	145,173	145,151	146,080
Series B 2026 Notes(2)(6)	3	106,660	106,812	106,745	106,683
Series B 2028 Notes(2)(6)	3	126,590	127,290	127,227	128,152
Series C 2027 Notes(3)(6)	3	136,646	137,067	135,966	137,638
Series C 2029 Notes(3)(6)	3	164,856	165,861	162,425	167,204
Series D 2027 Notes(4)(6)	3	99,262	99,790	99,390	100,272
Series D 2029 Notes(4)(6)	3	197,754	199,292	198,349	200,709
2030 Notes(5)	3	295,141	298,043	294,837	294,837
2028 Notes(7)	3	292,697	295,877	294,582	294,080
Total		$3,202,612	$3,213,661	$3,285,532	$3,296,515

(1)
The carrying value of the Company’s Series A 2028 Notes (as defined below) was presented net of unamortized debt issuance costs of $620, as of March 31, 2026, and $849, as of December 31, 2025.
(2)
The carrying value of the Company’s Series B 2026 Notes and Series B 2028 Notes (each as defined below) was presented net of unamortized debt issuance costs of $152 and $700, respectively, as of March 31, 2026, and $255 and $773, respectively, as of December 31, 2025.
(3)
The carrying value of the Company’s Series C 2027 Notes and Series C 2029 Notes (each as defined below) was presented net of unamortized debt issuance costs of $421 and $1,005, respectively, as of March 31, 2026, and $534 and $1,075, respectively, as of December 31, 2025.
(4)
The carrying value of the Company’s Series D 2027 Notes and Series D 2029 Notes (each as defined below) was presented net of unamortized debt issuance costs of $528 and $1,538, respectively, as of March 31, 2026, and $610 and $1,651, respectively, as of December 31, 2025.
(5)
The carrying value of the Company’s 2030 Notes (as defined below) was presented net of unamortized debt issuance cost of $2,902, as of March 31, 2026, and $3,080 as of December 31, 2025. The carrying value of the Company’s 2030 Notes was presented net of unamortized original issue discount of $1,958, as of March 31, 2026, and $2,083 as of December 31, 2025.
(6)
Inclusive of change in fair market value of effective hedge.
(7)
The carrying value of the Company’s 2028 Notes (as defined below) was presented net of unamortized debt issuance costs and unamortized original issue discount of $3,180, and $1,755, respectively, as of March 31, 2026 and $3,488 and $1,930, respectively, as of December 31,2025.

The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.

(6) DEBT

The Company’s outstanding debt obligations were as follows:

	March 31, 2026			December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
ING Facility(1)	$1,350,000	$21,133	$1,328,254	$1,350,000	$254,537	$1,094,850
Wells Funding Facility	900,000	492,250	407,750	900,000	497,250	402,750
CBNA Funding Facility	375,000	225,000	150,000	375,000	225,000	150,000
JPM Funding Facility	1,200,000	900,073	299,927	1,200,000	744,073	455,927
Series A 2028 Notes(2)	146,000	146,000	—	146,000	146,000	—
Series B 2026 Notes(3)	107,000	107,000	—	107,000	107,000	—
Series B 2028 Notes(3)	128,000	128,000	—	128,000	128,000	—
Series C 2027 Notes(4)	136,500	136,500	—	136,500	136,500	—
Series C 2029 Notes(4)	163,500	163,500	—	163,500	163,500	—
Series D 2027 Notes(5)	100,000	100,000	—	100,000	100,000	—
Series D 2029 Notes(5)	200,000	200,000	—	200,000	200,000	—
2030 Notes(6)	300,000	300,000	—	300,000	300,000	—
2028 Notes(7)	300,000	300,000	—	300,000	300,000	—
Total	$5,406,000	$3,219,456	$2,185,931	$5,406,000	$3,301,860	$2,103,527

(1)
As of March 31, 2026 and December 31, 2025, letters of credit of $613 and $613, respectively, were outstanding, which reduced the unused availability under the ING Facility by the same amount. Under the ING Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of March 31, 2026 and December 31, 2025, the Company had borrowings denominated in Euros (EUR) of 12,216 and 12,216. As of March 31, 2026 and December 31, 2025, the Company had borrowings denominated in Canadian dollars (CAD) of 5,800 and 5,800, respectively. As of March 31, 2026 and December 31, 2025, the Company had borrowings denominated in British Pound (GBP) of 2,200 and 2,200, respectively.
(2)
The carrying value of the Company’s Series A 2028 Notes was presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $620, as of March 31, 2026 and $849, as of December 31, 2025.
(3)
The carrying value of the Company’s Series B 2026 Notes and Series B 2028 Notes was presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $152 and $700, respectively, as of March 31, 2026 and $255 and $773, respectively, as of December 31, 2025.
(4)
The carrying value of the Company’s Series C 2027 Notes and Series C 2029 Notes was presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $421 and $1,005, respectively, as of March 31, 2026 and $534 and $1,075, respectively, as of December 31, 2025.
(5)
The carrying value of the Company’s Series D 2027 Notes and Series D 2029 Notes was presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $528 and $1,538, respectively, as of March 31, 2026 and $610 and $1,651, respectively, as of December 31, 2025.
(6)
The carrying value of the Company’s 2030 Notes was presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $2,902, as of March 31, 2026 and $3,080, as of December 31, 2025.
(7)
The carrying value of the Company’s 2028 Notes was presented net of unamortized debt issuance costs and unamortized original issue discount of $3,180, as of March 31, 2026 and $3,488, as of December 31,2025.

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Combined weighted average interest rate (1)	6.38%	7.25%
Combined weighted average effective interest rate(2)	6.81%	7.67%
Combined weighted average debt outstanding	$3,249,357	$2,945,060

(1)
Excludes unused commitment fees, amortization of financing costs, accretion of original issue discount and net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items.
(2)
Excludes unused commitment fees.

As of March 31, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements of each of the credit facilities, debt securitizations and each of the respective unsecured notes.

ING Facility

On February 1, 2022, the Company initially entered into a senior secured revolving credit agreement (as amended, restated, supplemented or otherwise modified from time to time, the “ING Facility”) with the Company, as borrower, ING Capital LLC (“ING”), as administrative agent, Sumitomo Mitsui Banking Corporation, MUFG Union Bank, N.A., and Truist Securities, Inc. as joint lead arrangers, and the lenders from time to time party thereto. Pursuant to the ING Facility, the lenders have agreed to extend credit to the Company in an aggregate principal amount of up to $1,350,000, subject to availability under a borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness. Maximum capacity under the ING Facility may be increased to $2,025,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The availability period of the ING Facility will terminate on July 15, 2028 and will mature on July 15, 2029.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Borrowings under the ING Facility bear interest at a per annum rate equal to, (x) for loans for which the Company elects the base rate option, the “alternate base rate” (which is the highest of (a) the prime rate as publicly announced by The Wall Street Journal, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions, as published by the Federal Reserve Bank of New York plus (ii) 0.5%, and (c) one month Secured Overnight Financing Rate (“SOFR”) plus 1% per annum) plus 0.875%, and (y) for loans for which the Company elects the SOFR option, the applicable SOFR rate for the related interest period for such borrowing plus 1.875% per annum. The Company pays an unused fee of 0.375% per annum on the daily unused amount of the revolver commitments.

The summary information of the ING Facility is as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Borrowing interest expense	$1,784	$3,529
Facility unused commitment fees	1,143	1,054
Amortization of deferred financing costs	525	516
Total	$3,452	$5,099
Weighted average interest rate	5.53%	6.24%
Weighted average effective interest rate	7.15%	7.15%
Weighted average outstanding balance	$129,112	$226,295

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

The summary information of the Wells Funding Facility is as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Borrowing interest expense	$7,536	$6,280
Facility unused commitment fees	628	1,364
Amortization of deferred financing costs	570	515
Total	$8,734	$8,159
Weighted average interest rate	5.56%	6.59%
Weighted average effective interest rate	5.98%	7.13%
Weighted average outstanding balance	$541,772	$381,250

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

The summary information of the CBNA Funding Facility is as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Borrowing interest expense	$3,336	$2,372
Facility unused commitment fees	187	288
Amortization of deferred financing costs	267	270
Total	$3,790	$2,930
Weighted average interest rate	5.93%	6.57%
Weighted average effective interest rate	6.40%	7.32%
Weighted average outstanding balance	$225,000	$144,375

JPM Funding Facility

On July 15, 2024, following the consummation of the SLIC Acquisition, the Company became party to and assumed SLIC’s obligations under the Amended and Restated Loan and Security Agreement, initially dated as of November 24, 2021 (as amended, the “JPM Funding Facility”), among SLIC Financing SPV, the Company, as successor by merger to SLIC, as parent and servicer, U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary, JP Morgan Chase Bank, N.A., as administrative agent (“JPM”), the lenders party thereto, and the issuing banks party thereto. Pursuant to the JPM Funding Facility, JPM has agreed to extend credit to SLIC Financing SPV in an aggregate principal amount, as of March 31, 2026, of up to $1,200,000 at any one time outstanding.

The JPM Funding Facility is a revolving funding facility with a reinvestment period ending September 15, 2028 (or upon the occurrence of certain events as specified therein) and a final maturity date of September 15, 2030. Advances under the JPM Funding Facility are available in U.S. dollars and other permitted currencies. As of March 31, 2026, the interest charged on the JPM Funding Facility is based on SOFR (or, if SOFR is not available, a benchmark replacement or a “base rate” (which is the greater of a prime rate and the federal funds rate plus 0.50%), as applicable), Daily Simple RFR, EURIBOR, Adjusted Term CORRA, or the AUD Screen Rate, as applicable, plus a margin of 1.90%, as set forth in the JPM Funding Facility.

The summary information of the JPM Funding Facility is as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Borrowing interest expense	$10,746	$11,607
Facility unused commitment fees	802	922
Amortization of deferred financing costs	620	623
Total	$12,168	$13,152
Weighted average interest rate	5.56%	6.56%
Weighted average effective interest rate	5.89%	6.91%
Weighted average outstanding balance	$772,473	$708,139

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

The Series A Notes were delivered and paid for on March 16, 2023, subject to certain customary closing conditions. The Series A 2026 Notes had a fixed interest rate of 8.10% per year. The Series A 2028 Notes have a fixed interest rate of 8.13% per year and will mature on March 16, 2028 unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the March 2023 NPA. Interest on the Series A Notes is due semiannually in March and September of each year. Subject to the terms of the March 2023 NPA, the Company may redeem the Series A 2028 Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if redeemed on or before December 16, 2027, a make-whole premium. The Company’s obligations under the March 2023 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

In connection with the Series A Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the Series A 2026 Notes, the Company received a fixed interest rate of 8.10% per annum and paid a floating interest rate of SOFR + 6.96% per annum on $204,000 notional amount of the Series A 2026 Notes. Under the interest rate swap agreement related to the Series A 2028 Notes, the Company receives a fixed interest rate of 8.13% per annum and pays a floating interest rate of SOFR + 4.88% per annum on $146,000 notional amount of the Series A 2028 Notes. The interest rate swaps related to the Series A 2026 Notes and Series A 2028 Notes mature on March 16, 2026 and March 16, 2028, respectively. The interest expense related to the Series A Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company's Consolidated Statements of Operations. As of March 31, 2026, the interest rate swaps had a fair value of $0 and $(1,323), respectively, related to the Series A 2026 Notes and Series A 2028 Notes. Based on the fair value measurement hierarchy, the swaps are classified as Level 3 investments. Depending on the nature of the balance at period end, the fair value of the interest rate swaps are either included as a component of "accrued expenses and other liabilities" or "prepaid expenses and other assets" on the Company's Consolidated Statements of Financial Condition. The change in fair value of the interest rate swaps is offset by the change in fair value of the Series A 2028 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. The Company designated the interest rate swap on the Series A 2028 Notes as the hedging instrument in a qualifying hedge accounting relationship.

The Series A 2026 Notes were redeemed in full by the Company pursuant to the March 2023 NPA on December 17, 2025. The interest rate swap in relation to the Series A 2026 Notes was terminated in conjunction with the repayment of the Series A 2026 Notes.

The summary information of the Series A 2026 Notes is as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Borrowing interest expense	$—	$4,468
Amortization of debt issuance costs	—	182
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	—	(30)
Total	$—	$4,620
Stated interest rate	—%	8.10%
Weighted average effective interest rate	—%	9.06%

The summary information of the Series A 2028 Notes is as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Borrowing interest expense	$3,118	$3,205
Amortization of debt issuance costs	229	78
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	(61)	(5)
Total	$3,286	$3,278
Stated interest rate	8.13%	8.13%
Weighted average effective interest rate	9.00%	8.98%

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

In connection with the Series B Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the Series B 2026 Notes, the Company receives a fixed interest rate of 8.84% per annum and pays a floating interest rate of SOFR + 6.12% per annum on $107,000 notional amount of the Series B 2026 Notes. Under the interest rate swap agreement related to the Series B 2028 Notes, the Company receives a fixed interest rate of 8.88% per annum and pays a floating interest rate of SOFR + 5.56% per annum on $128,000 notional amount of the Series B 2028 Notes. The interest rate swaps related to the Series B 2026 Notes and Series B 2028 Notes mature on August 10, 2026 and August 10, 2028, respectively. The interest expense related to the Series B Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company's Consolidated Statements of Operations. As of March 31, 2026, the interest rate swaps had a fair value of $(431) and $(1,172), respectively, related to the Series B 2026 Notes and Series B 2028 Notes. Based on the fair value measurement hierarchy, the swaps are classified as Level 3 investments. Depending on the nature of the balance at period end, the fair value of the interest rate swaps are either included as a component of "accrued expenses and other liabilities" or "prepaid expenses and other assets" on the Company's Consolidated Statements of Financial Condition. The change in fair value of the interest rate swaps is offset by the change in fair value of the Series B Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

The change in fair value of the interest rate swap on the Series B 2026 Notes is included as a component of interest expense and other financing on the Consolidated Statements of Operations. The interest rate swap on the Series B 2026 Notes does not qualify for hedge accounting treatment.

The summary information of the Series B 2026 Notes is as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Borrowing interest expense	$2,366	$2,525
Amortization of debt issuance costs	103	100
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	234	(14)
Total	$2,703	$2,611
Stated interest rate	8.84%	8.84%
Weighted average effective interest rate	10.10%	9.76%

The summary information of the Series B 2028 Notes is as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Borrowing interest expense	$2,950	$3,051
Amortization of debt issuance costs	73	72
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	(55)	(3)
Total	$2,968	$3,120
Stated interest rate	8.88%	8.88%
Weighted average effective interest rate	9.28%	9.75%

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

In connection with the Series C Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the Series C 2027 Notes, the Company receives a fixed interest rate of 8.92% per annum and pays a floating interest rate of SOFR + 4.49% per annum on $136,500 notional amount of the Series C 2027 Notes. Under the interest rate swap agreement related to the Series C 2029 Notes, the Company receives a fixed interest rate of 9.07% per annum and pays a floating interest rate of SOFR + 4.77% per annum on $163,500 notional amount of the Series C 2029 Notes. The interest rate swaps related to the Series C 2027 Notes and Series C 2029 Notes mature on March 1, 2027 and March 1, 2029, respectively. The interest expense related to the Series C Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company's Consolidated Statements of Operations. As of March 31, 2026, the interest rate swaps had a fair value of $776 and $2,748, respectively, related to the Series C 2027 Notes and Series C 2029 Notes. Based on the fair value measurement hierarchy, the swaps are classified as Level 3 investments. Depending on the nature of the balance at period end, the fair value of the interest rate swaps is either included as a component of “accrued expenses and other liabilities” or “prepaid expenses and other assets” on the Company's Consolidated Statements of Financial Condition. Depending on the nature of the balance at period end, the fair value of the interest rate swaps is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company's Consolidated Statements of Financial Condition. The change in fair value of the interest rate swaps are offset by the change in fair value of the Series C Notes, with the remaining difference included as a component of interest expense and other financing on the Consolidated Statements of Operations. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

The summary information of the Series C 2027 Notes is as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Borrowing interest expense	$2,795	$3,016
Amortization of debt issuance costs	113	112
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	135	(36)
Total	$3,043	$3,092
Stated interest rate	8.92%	8.92%
Weighted average effective interest rate	8.92%	9.06%

The summary information of the Series C 2029 Notes is as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Borrowing interest expense	$3,462	$3,727
Amortization of debt issuance costs	85	83
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	37	(205)
Total	$3,584	$3,605
Stated interest rate	9.07%	9.07%
Weighted average effective interest rate	8.77%	8.82%

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

In connection with the Series D 2027 Notes and Series D 2029 Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the Series D 2027 Notes, the Company receives a fixed interest rate of 6.84% per annum and pays a floating interest rate of SOFR + 3.46% per annum on $100,000 of the Series D 2027 Notes. Under the interest rate swap agreement related to the Series D 2029 Notes, the Company receives a fixed interest rate of 6.91% per annum and pays a floating interest rate of SOFR + 3.48% per annum on $200,000 of the Series D 2029 Notes. As of March 31, 2026, the interest rate swaps had a fair value of $(489) and $(1,502), respectively, related to the Series D 2027 Notes and Series D 2029 Notes. Based on the fair value measurement hierarchy, the swaps are classified as Level 3 investments. Depending on the nature of the balance at period end, the fair value of the interest rate swaps is either included as a component of “accrued expenses and other liabilities” or “prepaid expenses and other assets” on the Company's Consolidated Statements of Financial Condition. The change in fair value of the interest rate swaps are offset by the change in fair value of the Series D Notes, with the remaining difference included as a component of interest and other financing expense on the Consolidated Statements of Operations. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

The summary information of the Series D 2027 Notes is as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Borrowing interest expense	$1,761	$1,755
Amortization of debt issuance costs	96	94
Net change in unrealized appreciation (depreciation) on effective interest rate swaps and hedged items	3	6
Total	$1,860	$1,855
Stated interest rate	6.84%	6.84%
Weighted average effective interest rate	7.44%	7.42%

The summary information of the Series D 2029 Notes is as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Borrowing interest expense	$3,533	$3,560
Amortization of debt issuance costs	113	113
Net change in unrealized appreciation (depreciation) on effective interest rate swaps and hedged items	(64)	40
Total	$3,582	$3,713
Stated interest rate	6.91%	6.91%
Weighted average effective interest rate	7.16%	7.43%

The 2030 Notes

On October 1, 2024, the Company issued $300,000 in aggregate principal amount of 5.750% notes due 2030 (the “2030 Notes”), pursuant to a Base Indenture dated October 1, 2024 (the “Base Indenture”) between the Company and US Bank Trust Company, National Association (the “Trustee”), as supplemented by the First Supplemental Indenture dated October 1, 2024 (the “First Supplemental Indenture” and together with the Base Indenture, the “February 2030 Notes Indenture”). As of March 31, 2026, the Company was in compliance with all covenants and other requirements of the 2030 Notes.

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

The summary information of the 2030 Notes is as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Borrowing interest expense	$4,312	$4,313
Amortization of debt issuance costs	186	181
Accretion of original issuance discount	126	126
Total	$4,624	$4,620
Stated interest rate	5.75%	5.75%
Weighted average effective interest rate	6.17%	6.16%

The 2028 Notes

On September 25, 2025, the Company issued $300,000 in aggregate principal amount of 5.125% notes due 2028 (the “2028 Notes”), pursuant to a Base Indenture, as supplemented by the Second Supplemental Indenture dated September 25, 2025 (the “Second Supplemental Indenture” and together with the Base Indenture, the “September 2028 Notes Indenture”) between the Company and Trustee. As of March 31, 2026, the Company was in compliance with all covenants and other requirements of the 2028 Notes.

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

In connection with the 2028 Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the 2028 Notes, the Company receives a fixed interest rate of 5.13% per annum and pays a floating interest rate of SOFR + 2.06% per annum on $300,000 of the 2028 Notes. As of March 31, 2026, the interest rate swaps had a fair value of $(2,386), related to the 2028 Notes. Based on the fair value measurement hierarchy, the swaps are classified as Level 3 investments. Depending on the nature of the balance at period end, the fair value of the interest rate swaps is either included as a component of “accrued expenses and other liabilities” or “prepaid expenses and other assets” on the Company's Consolidated Statements of Financial Condition. The change in fair value of the interest rate swaps are offset by the change in fair value of the 2028 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

The summary information of the 2028 Notes is as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Borrowing interest expense	$4,118	N/A
Amortization of debt issuance costs	325	N/A
Accretion of original issuance discount	175	N/A
Net change in unrealized appreciation (depreciation) on effective interest rate swaps and hedged items	6	N/A
Total	$4,624	N/A
Stated interest rate	5.12%	N/A
Weighted average effective interest rate	6.17%	N/A

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

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2026 and December 31, 2025, the Company had $762,990 and $858,781 of unfunded commitments to fund delayed draw and revolving senior secured loans, respectively.

(8) MEMBERS’ CAPITAL

The following table shows the components of distributable earnings as shown on the Consolidated Statements of Financial Condition:

	As of
	March 31, 2026	December 31, 2025
Total distributable earnings (loss), beginning of period	$(125,999)	$(50,459)
Net investment income	65,681	321,016
Net realized gain (loss)	(35,361)	(16,288)
Net unrealized appreciation (depreciation)	(40,489)	(66,296)
Distributions declared	(73,541)	(312,944)
Tax reclassification of unitholders' equity	—	(1,028)
Total distributable earnings (loss), end of period	$(209,709)	$(125,999)

The following table summarizes the total Units issued and proceeds received from the closings of the Company’s continuous private offering that occurred for the three months ended March 31, 2026 and 2025:

Unit Issuance Date	Units Issued	Proceeds Received
For the Three Months Ended March 31, 2026
January 01, 2026	972,536	$18,060
February 01, 2026	489,573	9,062
March 01, 2026	1,505,645	27,704
Total	2,967,754	$54,826
For the Three Months Ended March 31, 2025
January 01, 2025	2,728,267	$51,728
February 01, 2025	2,952,665	55,982
March 01, 2025	4,210,752	79,752
Total	9,891,684	$187,462

The following table summarizes the Company’s distributions declared and payable for the three months ended March 31, 2026 and 2025:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
For the Three Months Ended March 31, 2026
January 26, 2026	January 31, 2026	February 04, 2026	$0.1250	$22,986
February 23, 2026	February 28, 2026	March 04, 2026	0.1250	23,141
March 23, 2026	March 31, 2026	April 06, 2026	0.1250	23,423
March 23, 2026	March 31, 2026	April 06, 2026	0.0213	3,991	(1)
Total Distributions			$0.3963	$73,541
For the Three Months Ended March 31, 2025
January 27, 2025	January 31, 2025	February 05, 2025	$0.1265	$22,270
February 27, 2025	February 28, 2025	March 05, 2025	0.1263	22,696
March 25, 2025	March 31, 2025	April 03, 2025	0.1263	23,317
January 27, 2025	March 31, 2025	April 03, 2025	0.0474	8,751	(1)
Total Distributions			$0.4265	$77,034

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

The following table summarizes the amounts received and Units issued to unitholders who have participated in the DRIP during for the three months ended March 31, 2026 and 2025:

Payment Date	DRIP Units Issued	DRIP Units Value
For the Three Months Ended March 31, 2026
January 06, 2026	873,430	$16,220
February 04, 2026	741,175	13,719
March 04, 2026	749,647	13,793
Total	2,364,252	$43,732
For the Three Months Ended March 31, 2025
January 04, 2025	807,260	$15,306
February 05, 2025	697,198	13,219
March 05, 2025	711,427	13,474
Total	2,215,885	$41,999

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

The following table further summarizes the unit repurchases completed for the three months ended March 31, 2026 and 2025:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program
For the Three Months Ended March 31, 2026
March 07, 2026	5.00%	$18.12	March 31, 2026	$164,936	9,102,453	5.00%	(2)
Total				$164,936	9,102,453
For the Three Months Ended March 31, 2025
March 07, 2025	5.00%	$18.82	March 31, 2025	$65,290	3,469,202	2.01%	(3)
Total				$65,290	3,469,202

(1) Percentage is based on total units as of the close of the previous calendar quarter.

(2) Due to oversubscription of the tender offer, the Company accepted for purchase on a pro rata basis approximately 47.8% of the Units validly tendered and not properly withdrawn prior to the expiration of the tender offer on March 7, 2026.

(3) All repurchase requests were satisfied in full.

(9) EARNINGS (LOSS) PER UNIT

The following table sets forth the computation of basic and diluted earnings (loss) per Unit:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Numerator - net increase (decrease) in Members' Capital from operations	$(10,169)	$50,006
Denominator - weighted average Units outstanding	185,279,322	179,816,535
Basic and diluted earnings (loss) per Unit	$(0.05)	$0.28

(10) CONSOLIDATED FINANCIAL HIGHLIGHTS

The following are the financial highlights (dollar amounts in thousands, except per share amounts):

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Per Unit Data:(1)
Net asset value, beginning of period	$18.57	$18.96
Net investment income (loss)	0.35	0.43
Net unrealized and realized gain (loss)(2)	(0.40)	(0.14)
Net increase (decrease) in net assets resulting from operations	(0.05)	0.29
Distributions declared	(0.40)	(0.43)
Total increase (decrease) in net assets	(0.45)	(0.14)
Net asset value, end of period	$18.12	$18.82
Units outstanding, end of period	178,278,619	181,148,832
Weighted average units outstanding	185,279,322	179,816,535
Total return based on net asset value(3)	(0.30)%	1.52%
Ratio/Supplemental Data:
Members' Capital, end of period	$3,229,740	$3,408,329
Ratio of expenses before waivers to average Members' Capital(4)	9.78%	9.83%
Ratio of net expenses to average Members’ Capital(4)	9.68%	9.59%
Ratio of net investment income to average Members’ Capital(4)	8.43%	9.61%
Asset coverage ratio(5)	200.00%	217.00%
Portfolio turnover rate	2.36%	4.89%

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

April Issuances and Distribution Declarations

Pursuant to the Company’s continuous private offering, the Company issued approximately 432,731 Units for an aggregate offering price of $7,841 effective April 1, 2026.

On April 24, 2026, the Company declared a distribution in the amount of $0.1234 per unit and payable on or around May 5, 2026 to unitholders of record as of April 30, 2026.

May Issuances

Pursuant to the Company’s continuous private offering, the Company held a close relating to the sale of its Units for an aggregate offering price of $4,100 effective May 1, 2026.

NH Keystone

On April 21, 2026, the Company contributed $10 million to NH Keystone.

ING Facility Amendment

On May 7, 2026, the company entered into an amendment (the “Sixth Amendment) to the ING Facility, with the Company, as a borrower, ING, as administrative agent, the subsidiary guarantors party thereto, and the lenders and issuing banks party thereto. The Sixth Amendment,among other things, (i) extends the commitment termination date from July 15, 2028 to May 7, 2030, (ii) extends the maturity date from July 15, 2029 to May 7, 2031, and (iii) modifies certain debt and financial covenants.

Series B 2026 Note Redemption

On May 11, 2026 (the “Redemption Date”), the Company redeemed $107,000 in aggregate principal amount of the issued and outstanding Series B 2026 Notes, pursuant to the August 2023 NPA, by and between the Company and the noteholders. The Series B 2026 Notes were redeemed at 100% of their principal amount, plus the accrued and unpaid interest thereon, through, but excluding, the Redemption Date.

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

The information contained in this section should be read in conjunction with “Item 1. Consolidated Financial Statements.” Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Report should not be regarded as a representation by us that our plans and objectives will be achieved. This discussion contains forward-looking statements, which relate to future events or our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, and Part II, Item 1A of and elsewhere in this Report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the Securities and Exchange Commission (the “SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

OVERVIEW

We are a non-diversified, externally managed specialty finance company focused on lending to middle-market companies. We have elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, we have elected to be treated, and intend to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code. We are a private, perpetual-life BDC, which is a BDC whose Units (as defined below) are not listed for trading on a stock exchange or other securities market. We use the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration whose units are intended to be sold by us monthly on a continuous basis at a price generally equal to our monthly net asset value per Unit. We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. We are externally managed by the Adviser, an indirect wholly owned subsidiary of Morgan Stanley.

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

We invest primarily in directly originated senior secured term loans, including first lien senior secured term loans (including unitranche loans) and second lien senior secured term loans, with the balance of our investments expected to be in higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic asset purchases. Typical middle-market senior loans may be issued by middle-market companies in the context of leveraged buyouts, acquisitions, debt refinancings recapitalizations, and other similar transactions. We generally expect our debt investments to have a stated term of five to eight years and typically bear interest at a floating rate usually determined on the basis of a benchmark (such as the Secured Overnight Financing Rate, or SOFR). We also make investments in traded bank loans and other liquid debt securities of U.S. corporate issuers, including broadly syndicated loans, which may provide more liquidity than our private credit investments, for cash management purposes, including to manage payment obligations under our unit repurchase program. Depending on various factors, including our cash flows and the market for middle-market company debt investments, we expect that our liquid loan portfolio could represent a material portion of our investments from time to time.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio is presented below:

	March 31, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$6,264,270	$6,149,937	97.0%	$6,506,675	$6,424,695	97.1%
Second Lien Debt	22,049	22,199	0.3	31,045	32,023	0.5
Other Debt Investments	8,741	7,381	0.1	12,010	11,564	0.2
Equity	76,929	63,969	1.0	64,305	57,052	0.9
Investments in Joint Venture	100,439	99,225	1.6	85,438	85,276	1.3
Total	$6,472,428	$6,342,711	100.0%	$6,699,473	$6,610,610	100.0%

Our debt portfolio displayed the following characteristics of each of our investments(1), (2) unless otherwise noted:

	As of
	March 31, 2026		December 31, 2025
Number of portfolio companies	305		313
Number of industries	44		44
Number of new investment commitments in portfolio companies	4		53
Number of portfolio companies exited or fully repaid	12		44
Percentage of performing debt bearing a floating rate, at fair value	99.9%		99.9%
Percentage of performing debt bearing a fixed rate, at fair value	0.1%		0.1%
Weighted average yield on debt and income producing investments, at cost(3)	8.9%		9.0%
Weighted average yield on debt and income producing investments, at fair value(3)	9.1%		9.1%
Weighted average yield on total portfolio, at cost(4)	8.8%		8.9%
Weighted average yield on total portfolio, at fair value(4)	9.0%		9.0%
Weighted average 12-month EBITDA(5)	$182.27		$180.50
Median 12-month EBITDA(5)	91.6		90.8
Weighted average net leverage through tranche(5)(6)	6.0	x	6.0x
Weighted average interest coverage(5)(7)	1.7	x	1.7x
Weighted average loan to value(5)(8)	39.4%		40.6%
Percentage of our debt portfolio subject to business cycle volatility(5)	4.7%		5.0%
Average position size of our investments, at fair value (in millions)	$20.7		$21.1

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

Investment Activity

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and For the Three Months Ended
	March 31, 2026	March 31, 2025
New investments committed
Gross Principal Balance(1)	$120,939	$551,781
Net New Investments Committed	$120,939	$551,781
Investments, at cost
Investments, beginning of period	$6,699,473	$6,103,560
New investments purchased	153,171	549,369
Net accretion of discount on investments	6,008	6,425
Payment-in-kind	5,590	6,863
Net realized gain (loss) on investments	(35,380)	(5,007)
Investments sold or repaid	(356,434)	(304,482)
Investments, end of period	$6,472,428	$6,356,728
Principal amount of investments funded
First lien debt investments	$139,258	$553,220
Equity(2)	—	238
Investment in Joint Venture(3)	15,001	—
Total	$154,259	$553,458
Amount of investments sold/fully repaid, at principal
First lien debt investments	$170,734	$246,664
Equity(2)	—	8,455
Total	$170,734	$255,119

(1)
Includes new investment commitments, excluding sale/repayments and including unfunded investment commitments.
(2)
Represents dollar amount of equity investments funded, excluding equity investments in NH Keystone.
(3)
Represents dollar amount of equity investments funded in NH Keystone.

North Haven Keystone LLC

North Haven Keystone LLC, a Delaware limited liability company, was formed as a joint venture (“NH Keystone”) between us and a large North American insurance company (the “JV Partner”), commenced operations on September 25, 2025 and operates under a limited liability company agreement. NH Keystone’s principal purpose is to make investments, primarily in senior secured loans issued by middle-market companies.

We and the JV Partner each agreed to contribute up to $500,000 and $75,000, respectively, to NH Keystone. We and the JV Partner have equal control of NH Keystone's investment decisions and generally all other decisions in respect of NH Keystone must be approved by NH Keystone's investment committee or board of directors, each of which consists of an equal number of representatives of us and the JV Partner. We do not consolidate NH Keystone. NH Keystone is not an “eligible portfolio company” as defined in section 2(a)(46) of the 1940 Act.

As of March 31, 2026, we and the JV Partner made capital contributions of $100,438 and $15,061 in member's equity, respectively, to NH Keystone.

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

Risk Rating 1 — In the opinion of our Investment Adviser, investments in Risk Rating 1 involve the least amount of risk relative to our initial cost basis at the time of origination or acquisition. Risk Rating 1 investment performance is above our initial underwriting expectations, and the business trends and risk factors are generally favorable, which trends or factors may include the performance of the portfolio company or the likelihood of a potential exit.

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

The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System is as follows:

	March 31, 2026		December 31, 2025
	Fair Value	% of Total	Fair Value	% of Total
Risk rating 1	$—	—%	$18,232	0.3%
Risk rating 2	6,130,804	96.6	6,393,100	96.7
Risk rating 3	132,237	2.1	126,779	1.9
Risk rating 4	79,670	1.3	72,499	1.1
Total	$6,342,711	100.0%	$6,610,610	100.0%

The table below presents the amortized cost of our performing and non-accrual investments as of the following periods:

	March 31, 2026		December 31, 2025
	Amortized Cost	% of Total	Amortized Cost	% of Total
Performing	$6,346,306	98.1%	$6,578,348	98.2%
Non-accrual (1)	126,122	1.9	121,125	1.8
Total	$6,472,428	100.0%	$6,699,473	100.0%

(1)
As of March 31, 2026 and December 31, 2025 the company had certain investments in six and five portfolio companies, respectively, that were on non-accrual status.

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

CONSOLIDATED RESULTS OF OPERATIONS

The following table represents our operating results:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Total investment income	$152,339	$161,513
Less: Net expenses	86,556	83,418
Net investment income before taxes	65,783	78,095
Less: Excise tax expense	102	—
Net investment income after taxes	65,681	78,095
Net realized gain (loss)	(35,361)	(5,012)
Net change in unrealized appreciation (depreciation)	(40,489)	(23,077)
Net increase (decrease) in Members' Capital resulting from operations	$(10,169)	$50,006

Investment Income

Investment income was as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Investment income:
Interest income	$141,215	$150,782
Payment-in-kind income	4,283	6,591
Dividend income	5,066	1,123
Other income	1,775	3,017
Total Investment Income	$152,339	$161,513

In the table above, total investment income decreased from $161,513 for the three months ended March 31, 2025 to $152,339 for the three months ended March 31, 2026, respectively. The decrease was primarily driven by declining base rates and repricings on our existing portfolio, which impacted our weighted average yield. Our weighted average yield at cost on debt and income producing investments decreased to 8.9% as of March 31, 2026 from 9.9% as of March 31, 2025. Total dividend income increased from $1,123 for the three months ended March 31, 2025 to $5,066 for the three months ended March 31, 2026 primarily attributable to dividend income earned from our investment in the joint venture at NH Keystone. For the three months ended March 31, 2026 and March 31, 2025, 2.8% and 4.1%, respectively, of our total investment income was comprised of PIK interest.

Additionally, for the three months ended March 31, 2026, we recorded $1,703 of non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts, etc.) as compared to $1,627 for the same period in the prior year, primarily as a result of prepayments.

Expenses

Expenses were as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Expenses:
Interest and other financing expenses	$58,418	$59,855
Management fees	10,621	10,535
Income based incentive fees	10,182	11,611
Servicing fees	7,222	7,163
Professional fees	3,017	1,969
Directors' fees	129	130
Administrative service fees	117	4
General and other expenses	100	151
Total expenses	$89,806	$91,418
Management fees waiver	(1,625)	(4,000)
Income based incentive fees waiver	(1,625)	(4,000)
Net expenses	$86,556	$83,418
Excise tax expense	$102	$—

Interest and Other Financing Expenses

Interest and other financing expenses, including unused commitment fees, amortization of debt issuance costs, net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items and deferred financing costs, decreased to $58,418 for the three months ended March 31, 2026 from $59,855 for the three months ended March 31, 2025. The decrease was primarily due to the reduction of our average interest rate which decreased from 7.25% to 6.38%, respectively, mainly driven by declining base rates partially offset by the increase in our average borrowings which were $3,249,357 and $2,945,060, respectively.

Base Management Fee

The base management fees, net of waiver, were $8,996 and $6,535 for the three months ended March 31, 2026 and 2025, respectively. The increase was primarily due to an increase in capital contributions as well as a lower waiver amount in the current period. For more information on base management fee, including terms thereof, for further details, see Note 3 “Related Party Transactions” to our consolidated financial statements included in this Report.

Incentive Fees

The income-based incentive fees, net of waiver, were $8,557 and $7,611 for the three months ended March 31, 2026 and 2025, respectively. The increase for the three months ended March 31, 2026 was primarily due to a lower waiver amount in the current period offset by a decrease in pre-incentive fee net investment income. For more information on incentive fee, including terms thereof, for further details, see Note 3 “Related Party Transactions” to our consolidated financial statements included in this Report.

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

Servicing fees include placement agency fees paid in connection with the Company’s private offering. Servicing fees were $7,222 and $7,163 for the three months ended March 31, 2026 and 2025, respectively. The increase was primarily due to an increase in capital contributions. For more information on servicing fees, including terms thereof, see Note 3 “Related Party Transactions” to our consolidated financial statements included in this report.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Realized and unrealized gain (loss):
Net realized gain (loss):
Net realized gain (loss) on investments	$(35,380)	$(5,007)
Foreign currency and other transactions	19	(5)
Net realized gain (loss):	$(35,361)	$(5,012)
Net change in unrealized appreciation (depreciation):
Net change in unrealized appreciation (depreciation) on investments	(39,812)	(23,137)
Foreign currency translations and other transactions	(677)	60
Net change in unrealized appreciation (depreciation):	$(40,489)	$(23,077)
Net realized and unrealized gain (loss)	$(75,850)	$(28,089)

For the three months ended March 31, 2026, net realized losses on our investments were $35,380 which was primarily due to the restructuring of our first lien debt investments in 48Forty Solutions, LLC.

For the three months ended March 31, 2026, net change in unrealized depreciation on our investments of $39,812 was primarily the result of the changes in spreads in the secondary markets as well as financial performance in certain portfolio companies. For the three months ended March 31, 2025, net change in unrealized appreciation on our investments of $23,137 was primarily driven by changes in spreads in the primary and secondary markets.

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

As of March 31, 2026, we had approximately $196.9 million of unrestricted cash and cash equivalents, and short term investments (including investments in money market funds), which taken together with our approximately $1,328.3 million, $407.8 million, $150.0 million and $299.9 million of availability under the ING Facility, Wells Funding Facility, CBNA Funding Facility and JPM Funding Facility (subject to borrowing base availability) (each as defined in Note 6. “Debt” in the notes to the accompanying consolidated financial statements), respectively, we expect to be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of March 31, 2026, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments of $763.0 million.

Unregistered Sales of Equity Securities

For the three months ended March 31, 2026 and 2025, total Units issued and proceeds received were as follows:

Unit Issuance Date	Units Issued	Proceeds Received
For the Three Months Ended March 31, 2026
January 01, 2026	972,536	$18,060
February 01, 2026	489,573	9,062
March 01, 2026	1,505,645	27,704
Total	2,967,754	$54,826
For the Three Months Ended March 31, 2025
January 01, 2025	2,728,267	$51,728
February 01, 2025	2,952,665	55,982
March 01, 2025	4,210,752	79,752
Total	9,891,684	$187,462

The following table summarizes our distributions declared and payable for the three months ended March 31, 2026 and 2025:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
For the Three Months Ended March 31, 2026
January 26, 2026	January 31, 2026	February 04, 2026	$0.1250	$22,986
February 23, 2026	February 28, 2026	March 04, 2026	0.1250	23,141
March 23, 2026	March 31, 2026	April 06, 2026	0.1250	23,423
March 23, 2026	March 31, 2026	April 06, 2026	0.0213	3,991	(1)
Total Distributions			$0.3963	$73,541
For the Three Months Ended March 31, 2025
January 27, 2025	January 31, 2025	February 05, 2025	$0.1265	$22,270
February 27, 2025	February 28, 2025	March 05, 2025	0.1263	22,696
March 25, 2025	March 31, 2025	April 03, 2025	0.1263	23,317
January 27, 2025	March 31, 2025	April 03, 2025	0.0474	8,751	(1)
Total Distributions			$0.4265	$77,034

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

The following table summarizes the amounts received and Units issued to unitholders who have participated in the DRIP during for the three months ended March 31, 2026 and 2025:

Payment Date	DRIP Units Issued	DRIP Units Value
For the Three Months Ended March 31, 2026
January 06, 2026	873,430	$16,220
February 04, 2026	741,175	13,719
March 04, 2026	749,647	13,793
Total	2,364,252	$43,732
For the Three Months Ended March 31, 2025
January 04, 2025	807,260	$15,306
February 05, 2025	697,198	13,219
March 05, 2025	711,427	13,474
Total	2,215,885	$41,999

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

The following table further summarizes the unit repurchases completed for the three months ended March 31, 2026 and 2025:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program
For the Three Months Ended March 31, 2026
March 07, 2026	5.00%	$18.12	March 31, 2026	$164,936	9,102,453	5.00%	(2)
Total				$164,936	9,102,453
For the Three Months Ended March 31, 2025
March 07, 2025	5.00%	$18.82	March 31, 2025	$65,290	3,469,202	2.01%	(3)
Total				$65,290	3,469,202

(1) Percentage is based on total units as of the close of the previous calendar quarter.

(2) Due to oversubscription of the tender offer, the Company accepted for purchase on a pro rata basis approximately 47.8% of the Units validly tendered and not properly withdrawn prior to the expiration of the tender offer on March 7, 2026.

(3) All repurchase requests were satisfied in full.

Debt

Our outstanding debt obligations were as follows:

	March 31, 2026			December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
ING Facility(1)	$1,350,000	$21,133	$1,328,254	$1,350,000	$254,537	$1,094,850
Wells Funding Facility	900,000	492,250	407,750	900,000	497,250	402,750
CBNA Funding Facility	375,000	225,000	150,000	375,000	225,000	150,000
JPM Funding Facility	1,200,000	900,073	299,927	1,200,000	744,073	455,927
Series A 2028 Notes(2)	146,000	146,000	—	146,000	146,000	—
Series B 2026 Notes(3)	107,000	107,000	—	107,000	107,000	—
Series B 2028 Notes(3)	128,000	128,000	—	128,000	128,000	—
Series C 2027 Notes(4)	136,500	136,500	—	136,500	136,500	—
Series C 2029 Notes(4)	163,500	163,500	—	163,500	163,500	—
Series D 2027 Notes(5)	100,000	100,000	—	100,000	100,000	—
Series D 2029 Notes(5)	200,000	200,000	—	200,000	200,000	—
2030 Notes(6)	300,000	300,000	—	300,000	300,000	—
2028 Notes(7)	300,000	300,000	—	300,000	300,000	—
Total	$5,406,000	$3,219,456	$2,185,931	$5,406,000	$3,301,860	$2,103,527

(1)
As of March 31, 2026 and December 31, 2025, letters of credit of $613 and $613, were outstanding, which reduced the unused availability under the ING Facility by the same amount. Under the ING Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of March 31, 2026 and December 31, 2025, the Company had borrowings denominated in Euros (EUR) of 12,216 and 12,216. As of March 31, 2026 and December 31, 2025, the Company had borrowings denominated in Canadian dollars (CAD) of 5,800 and 5,800. As of March 31, 2026 and December 31, 2025, the Company had borrowings denominated in British Pound (GBP) of 2,200 and 2,200.
(2)
The carrying value of the Company’s Series A 2028 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $620, as of March 31, 2026 and $849, as of December 31, 2025.
(3)
The carrying value of the Company’s Series B 2026 Notes and Series B 2028 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $152 and $700, respectively, as of March 31, 2026 and $255 and $773, respectively, as of December 31, 2025.
(4)
The carrying value of the Company’s Series C 2027 Notes and Series C 2029 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $421 and $1,005, respectively, as of March 31, 2026 and $534 and $1,075, respectively, as of December 31, 2025.
(5)
The carrying value of the Company’s Series D 2027 Notes and Series D 2029 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $528 and $1,538, respectively, as of March 31, 2026 and $610 and $1,651, respectively, as of December 31, 2025.
(6)
The carrying value of the Company’s 2030 Notes was presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $2,902, as of March 31, 2026 and $3,080, as of December 31, 2025.
(7)
The carrying value of the Company’s 2028 Notes was presented net of unamortized debt issuance costs and unamortized original issue discount of $3,180, as of March 31, 2026 and $3,488, as of December 31,2025.

For further details, see Note 6 “Debt” to our consolidated financial statements included in this Report.

RECENT DEVELOPMENTS

April Issuances and Distribution Declarations

Pursuant to our continuous private offering, we issued approximately 432,731 Units for an aggregate offering price of $7.8 million effective April 1, 2026.

On April 24, 2026, our Board declared a regular distribution in the amount of $0.1234 per unit and payable on or around May 5, 2026 to unitholders of record as of April 30, 2026.

May Issuances

Pursuant to our continuous private offering, we held a close relating to the sale of our Units for an aggregate offering price of $4.1 million effective May 1, 2026.

NH Keystone

On April 21, 2026, we contributed $10 million to NH Keystone.

ING Facility Amendment

On May 7, 2026, we entered into an amendment (the “Sixth Amendment) to the ING Facility, with us, as a borrower, ING Capital LLC (ING), as administrative agent, the subsidiary guarantors party thereto, and the lenders and issuing banks party thereto. The Sixth Amendment, among other things, (i) extends the commitment termination date from July 15, 2028 to May 7, 2030, (ii) extends the maturity date from July 15, 2029 to May 7,2031, and (iii) modifies certain debt and financial covenants.

Series B 2026 Note Redemption

On May 11, 2026 (the “Redemption Date”), we redeemed $107,000 in aggregate principal amount of the issued and outstanding 8.84% Series B Senior Notes due 2026 (the “Series B 2026 Notes”), pursuant to the Master Note Purchase Agreement, dated as of August 10, 2023, by and between us and the noteholders. The Series B 2026 Notes were redeemed at 100% of their principal amount, plus the accrued and unpaid interest thereon,through, but excluding, the Redemption Date.

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

As of March 31, 2026, approximately 99.9% of our debt investments were at floating rates. Based on our Consolidated Statements of Financial Condition as of March 31, 2026, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of March 31, 2026) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense(1)	Income
Up 300 basis points	$184,761	$(96,176)	$88,585
Up 200 basis points	$123,174	$(64,117)	$59,057
Up 100 basis points	$61,587	$(32,059)	$29,528
Up 25 basis points	$15,397	$(8,015)	$7,382
Down 25 basis points	$(15,397)	$8,015	$(7,382)
Down 100 basis points	$(61,587)	$32,059	$(29,528)
Down 200 basis points	$(123,019)	$64,117	$(58,902)
Down 300 basis points	$(179,821)	$96,176	$(83,645)

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred for the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the risk factors disclosed below and previously disclosed under Item 1A of our Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks disclosed below and in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

Refer to “Part I. Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 8. Members’ Capital” in this Report, the Annual Report on Form 10-K and our Current Reports on Form 8-K filed on January 27, 2026, February 26, 2026 and March 25, 2026, for the issuance of our Class S Units for the three months ended March 31, 2026. Such issuances were part of our continuous private offering and were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.

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

On February 5, 2026, we announced a quarterly tender offer that commenced on February 6, 2026 and ended at 12:01 a.m., Eastern Time, on March 7, 2026 (the “Offer”). Because there is no secondary trading market for our Units, our Board of Directors determined, after consideration of various matters, that the Offer was in the best interests of unitholders in order to provide liquidity for our unitholders.

We have accepted for purchase approximately 9,102,453 Units at a purchase price per Unit of $18.12 which is equal to the net asset value per Unit as of March 31, 2026. Due to the oversubscription of the Offer, based on the final count by our transfer agent, we accepted for purchase on a pro rata basis approximately 47.8% of the Units validly tendered and not properly withdrawn prior to the expiration of the Offer. The number of Units that we have accepted for purchase in the Offer represents 5.0% of the total number of Units outstanding as of December 31, 2025. The payment of the purchase price of the Units tendered was promptly made in cash issued to the unitholders whose tenders were accepted for purchase by us in accordance with the terms of the Offer.

The following table sets forth information regarding repurchases of Units during the three months ended March 31, 2026:

Offer Date	Tender Offer Expiration	Purchase Price per Share	Share Repurchased	Aggregate Dollar Amount of Shares Accepted for Repurchase (in thousands)
February 6, 2026	March 7, 2026	$18.12	9,102,453	$164,936

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ING Facility Amendment

On May 7, 2026, we entered into the Sixth Amendment to the ING Facility, with us, as a borrower, ING, as administrative agent, the subsidiary guarantors party thereto, and the lenders and issuing banks party thereto. The Sixth Amendment, among other things, (i) extends the commitment termination date from July 15, 2028 to May 7, 2030, (ii) extends the maturity date from July 15, 2029 to May 7, 2031, and (iii) modifies certain debt and financial covenants. The other material terms of the ING Facility remain unchanged. Borrowings under the ING Facility are subject to various covenants under the related agreements as well as the leverage restrictions contained in the 1940 Act.The description above is only a summary of the material provisions of the Sixth Amendment and is qualified in its entirety by reference to the copy of the Sixth Amendment, which is filed as Exhibit 10.1 hereto.

Item 6. Exhibits and Financial Statement Schedules

(a) Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description

10.1

Amendment No. 6 to Senior Secured Revolving Credit Agreement, dated as of May 7, 2026 with the Company, as a borrower, ING Capital LLC, as administrative agent, ING Capital LLC and Truist Securities, Inc. as joint book runners and ING Capital LLC, MUFG Bank, Ltd., Sumitomo Mitsui Banking Corporation and Truist Securities, Inc. as joint lead arrangers.

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

North Haven Private Income Fund LLC

Dated: May 13, 2026	By:	/s/ Michael Occi
Michael Occi Director and Chief Executive Officer (Principal Executive Officer)

Dated: May 13, 2026	By:	/s/ David Pessah
David Pessah Chief Financial Officer (Principal Financial Officer)