Form 10-Q
period 2026-06-30
North Haven Private Income Fund LLC
filed 2026-08-10
CIK 1851322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

______________________________________________________________________________________________________

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

The number of the registrant’s Class S Units outstanding at August 10, 2026 was 173,615,812.

North Haven Private Income Fund LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED June 30, 2026

North Haven Private Income Fund LLC

Consolidated Statements of Financial Condition

(In thousands, except unit and per unit amounts)

	As of
	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $5,904,589 and $6,591,112 at June 30, 2026 and December 31, 2025, respectively)	$5,780,534	$6,504,378
Non-controlled/affiliated investments, at fair value (amortized cost of $98,002 and $22,923)	91,726	20,956
Controlled/affiliated investments, at fair value (amortized cost of $110,439 and $85,438)	108,372	85,276
Total investments, at fair value (cost of $6,113,030 and $6,699,473)	5,980,632	6,610,610
Cash and cash equivalents (restricted cash of $17,690 and $11,510)	135,854	199,865
Investments in unaffiliated money market fund (cost of $28,898 and $38,403)	28,898	38,403
Deferred financing costs	34,964	33,878
Interest and dividend receivable from non-controlled/non-affiliated investments	56,306	48,793
Interest receivable from non-controlled/affiliated investments	—	391
Interest and dividend receivable from controlled/affiliated investments	3,687	1,174
Receivable for investments sold/repaid	86,788	29,048
Prepaid expenses and other assets	3,433	10,958
Total assets	$6,330,562	$6,973,120

Liabilities
Debt (net of unamortized debt issuance costs of $9,811 and $12,317)	$2,959,423	$3,290,766
Subscriptions received in advance (Note 12)	2,145	18,060
Payable for units repurchased (Note 8)	159,649	181,587
Interest and financing costs payable	53,938	54,291
Distributions payable	25,658	28,448
Management fees payable	6,182	3,236
Income based incentive fee payable	6,548	4,176
Payable to affiliates (Note 3)	50	36
Payable for investments purchased	24	24
Accrued expenses and other liabilities	25,131	12,668
Total liabilities	$3,238,748	$3,593,292

Commitments and contingencies (Note 7)

Members' Capital
Units, par value $0.001 per unit (172,668,816 and 182,049,066 units issued and outstanding)	173	182
Paid-in capital in excess of par value	3,339,417	3,505,645
Distributable earnings (loss)	(247,776)	(125,999)
Total members' capital	$3,091,814	$3,379,828
Total liabilities and members' capital	$6,330,562	$6,973,120
Net asset value per unit	$17.91	$18.57

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund LLC

Consolidated Statements of Operations (Unaudited)

(In thousands, except unit and per unit amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$135,847	$155,595	$276,775	$306,265
Payment-in-kind income	4,272	4,563	8,322	11,091
Dividend income	5,101	1,301	7,297	2,424
Other income	2,004	2,363	3,761	5,376
From non-controlled/affiliated investments:
Interest income	533	192	820	304
Payment-in-kind income	266	314	499	377
Dividend income	118	—	118	—
Other income	19	10	37	14
From controlled/affiliated investments:
Dividend income	3,687	—	6,557	—
Total investment income	151,847	164,338	304,186	325,851

Expenses:
Interest and other financing expenses	57,372	61,229	115,790	121,084
Management fees	10,157	10,939	20,778	21,474
Income based incentive fees	10,523	11,627	20,705	23,238
Servicing fees	6,907	7,384	14,129	14,547
Professional fees	3,727	2,319	6,744	4,288
Directors' fees	130	128	259	258
Administrative service fees	50	50	167	54
General and other expenses	207	322	307	473
Total expenses	89,073	93,998	178,879	185,416
Management fees waiver (Note 3)	(3,975)	(3,680)	(5,600)	(7,680)
Income based incentive fees waiver (Note 3)	(3,975)	(3,680)	(5,600)	(7,680)
Net expenses	81,123	86,638	167,679	170,056
Net investment income before taxes	70,724	77,700	136,507	155,795
Excise tax expense	—	—	102	—
Net investment income after taxes	70,724	77,700	136,405	155,795
Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	(36,848)	(834)	(72,228)	(5,841)
Foreign currency and other transactions	57	35	76	30
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(352)	(6,470)	(36,173)	(29,790)
Non-controlled/affiliated investments	(1,370)	(9)	(4,309)	174
Controlled/affiliated investments	(853)	—	(1,905)	—
Translation of assets and liabilities in foreign currencies	548	144	(129)	204
Net realized and unrealized gain (loss)	$(38,818)	$(7,134)	$(114,668)	$(35,223)
Net increase (decrease) in members' capital resulting from operations	$31,906	$70,566	$21,737	$120,572
Earnings (loss) per unit (basic and diluted)	$0.18	$0.38	$0.12	$0.66
Weighted average units outstanding (basic and diluted)	180,379,755	187,815,378	182,816,004	183,838,053

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited)

(In thousands, except unit and per unit amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Members' Capital at beginning of period:	$3,229,740	$3,408,329	$3,379,828	$3,271,186
Increase (decrease) in members’ capital resulting from operations:
Net investment income (loss)	70,724	77,700	136,405	155,795
Net realized gain (loss)	(36,791)	(799)	(72,152)	(5,811)
Net change in unrealized appreciation (depreciation)	(2,027)	(6,335)	(42,516)	(29,412)
Net increase (decrease) in members’ capital resulting from operations	31,906	70,566	21,737	120,572
Distributions to Unitholders from:
Distributable earnings	(69,973)	(79,929)	(143,514)	(156,963)
Capital transactions:
Issuance of Units	18,154	141,872	72,980	329,334
Reinvestment of distributions	41,636	46,351	85,368	88,350
Repurchased Units	(159,649)	(107,041)	(324,585)	(172,331)
Net increase (decrease) in members' capital resulting from capital transactions	(99,859)	81,182	(166,237)	245,353
Total increase (decrease) in members' capital	(137,926)	71,819	(288,014)	208,962
Members' capital at end of period	$3,091,814	$3,480,148	$3,091,814	$3,480,148
Distributions per unit	$0.39	$0.42	$0.78	$0.85

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund LLC

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Six Months Ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities:
Net increase (decrease) in members' capital resulting from operations	$21,737	$120,572
Adjustments to reconcile net increase (decrease) in members' capital resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	42,387	29,616
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	129	(204)
Net unrealized (appreciation) depreciation on interest rate swap attributed to unsecured notes	215	1,212
Net realized (gain) loss on investments	72,228	5,841
Net realized (gain) loss on foreign currency and other transactions	(76)	(30)
Investments in unaffiliated money market fund	9,505	11,752
Net accretion of discount and amortization of premium on investments	(12,399)	(12,055)
Payment-in-kind interest and dividend capitalized	(16,188)	(12,493)
Amortization of deferred financing costs	4,031	3,888
Amortization of debt issuance costs and original issuance discount on unsecured notes	3,159	2,301
Purchases of investments and change in payable for investments purchased	(364,530)	(1,089,073)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	849,275	547,587
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	(7,513)	14,093
(Increase) decrease in interest and dividend receivable from non-controlled/affiliated investments	391	(202)
(Increase) decrease in interest and dividend receivable from controlled/affiliated investments	(2,513)	—
(Increase) decrease in prepaid expenses and other assets	3,196	6
(Decrease) increase in payable to affiliates	14	(533)
(Decrease) increase in management fees payable	2,946	(78)
(Decrease) increase in incentive fees payable	2,372	(455)
(Decrease) increase in interest payable	(354)	4,432
(Decrease) increase in accrued expenses and other liabilities	1,431	(2,062)
Net cash provided by (used in) operating activities	609,443	(375,885)

Cash flows from financing activities:
Borrowings on debt	505,000	$709,344
Repayments on debt	(822,818)	(473,000)
Deferred financing costs paid	(5,117)	(160)
Debt issuance costs paid	(53)	(50)
Distributions paid	(60,936)	(61,835)
Proceeds from issuance of Units	54,920	277,606
Subscriptions received in advance	2,145	28,573
Repurchases of Units	(346,523)	(121,082)
Net cash provided by (used in) financing activities	(673,382)	359,396
Net increase (decrease) in cash, cash equivalents and restricted cash	(63,939)	(16,489)
Effect of foreign exchange rate changes on cash	(72)	234
Cash, cash equivalents and restricted cash, at beginning of period	199,865	159,788
Cash, cash equivalents and restricted cash, at end of period	$135,854	$143,533

Supplemental information and non-cash activities:
Excise tax paid	$102	$—
Interest expense paid	$107,824	$108,583
Accrued but unpaid repurchases of Units	$159,649	$107,041
Distribution reinvestment paid	$85,368	$88,350
Accrued but unpaid deferred financing costs	$—	$83
Accrued but unpaid distributions	$25,658	$32,956
Non-cash purchases of investments	$(82,547)	$(26,184)
Non-cash sales of investments	$82,547	$26,184

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate & Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
Debt Investments - non-controlled/non-affiliated
Aerospace & Defense
AA&D Midco, Inc.	(6) (8) (10)	First Lien Debt	S +	4.75%	8.48%	11/29/2030	6,897	$6,832	$6,828	0.22%
AA&D Midco, Inc.	(6) (8) (18)	First Lien Debt	S +	4.75%	8.48%	11/29/2030	—	(48)	(54)	0.00
Jonathan Acquisition Company	(6) (7)	First Lien Debt	S +	4.50%	8.23%	11/12/2029	3,682	3,634	3,626	0.12
Jonathan Acquisition Company	(6) (7) (18)	First Lien Debt	P +	3.50%	10.25%	05/11/2029	45	40	39	0.00
ManTech International CP	(6) (8) (11) (12)	First Lien Debt	S +	4.50%	8.16%	09/14/2029	32,836	32,600	32,672	1.06
ManTech International CP	(6) (8)	First Lien Debt	S +	4.50%	8.16%	09/14/2029	466	462	463	0.01
ManTech International CP	(6) (8) (18)	First Lien Debt	P +	3.50%	10.25%	09/14/2028	—	(23)	(24)	0.00
Two Six Labs, LLC	(6) (8) (11)	First Lien Debt	S +	5.00%	8.73%	08/20/2030	12,994	12,914	12,914	0.42
Two Six Labs, LLC	(6) (8) (18)	First Lien Debt	S +	5.00%	8.73%	08/20/2030	—	(22)	(22)	0.00
								56,389	56,442	1.83
Air Freight & Logistics
RoadOne IntermodaLogistics	(6) (7)	First Lien Debt	S +	6.75%	10.41%	12/29/2028	1,249	1,232	1,149	0.04
RoadOne IntermodaLogistics	(6) (7)	First Lien Debt	S +	6.75%	10.41%	12/29/2028	115	113	105	0.00
RoadOne IntermodaLogistics	(6) (7) (18)	First Lien Debt	S +	6.75%	10.41%	12/29/2028	228	225	208	0.01
								1,570	1,462	0.05
Automobile Components
Continental Acquisition Holdings, Inc.	(6) (11) (12) (13) (14)	First Lien Debt	S +	7.00% PIK	10.88%	07/20/2028	12,945	11,731	6,069	0.20
OEConnection, LLC	(6) (9) (12)	First Lien Debt	S +	4.50%	8.14%	12/23/2032	1,493	1,486	1,454	0.05
OEConnection, LLC	(6) (9) (18)	First Lien Debt	S +	4.50%	8.14%	12/23/2032	—	(2)	(23)	0.00
OEConnection, LLC	(6) (9) (18)	First Lien Debt	S +	4.50%	8.14%	12/23/2032	—	(1)	(6)	0.00
Randy's Holdings, Inc.	(6) (7)	First Lien Debt	S +	5.00%	8.64%	11/01/2029	14,015	13,833	13,840	0.45
Randy's Holdings, Inc.	(6) (7) (18)	First Lien Debt	S +	5.00%	8.64%	11/01/2029	4,507	4,419	4,417	0.14
Randy's Holdings, Inc.	(6) (7) (18)	First Lien Debt	S +	5.00%	8.64%	11/01/2029	207	185	184	0.01
Sonny's Enterprises, LLC	(6) (7) (11) (12)	First Lien Debt	S +	5.50%	9.30%	08/05/2028	51,943	51,607	50,585	1.64
Sonny's Enterprises, LLC	(6) (7)	First Lien Debt	S +	5.50%	9.30%	08/05/2028	5,927	5,871	5,772	0.19
Sonny's Enterprises, LLC	(6) (7) (18)	First Lien Debt	S +	5.50%	9.30%	08/05/2027	4,458	4,424	4,313	0.14
Spectrum Automotive Holdings Corp.	(6) (8) (11)	First Lien Debt	S +	5.25%	8.89%	06/29/2028	9,776	9,730	9,776	0.32
Spectrum Automotive Holdings Corp.	(6) (8)	First Lien Debt	S +	5.25%	8.89%	06/29/2028	5,458	5,417	5,458	0.18
Spectrum Automotive Holdings Corp.	(6) (8) (18)	First Lien Debt	S +	5.25%	8.89%	06/29/2027	—	(1)	—	—
								108,699	101,839	3.29
Automobiles
COP Collisionright Parent, LLC	(6) (7) (10)	First Lien Debt	S +	4.75%	8.41%	01/29/2030	26,604	26,263	26,337	0.85
COP Collisionright Parent, LLC	(6) (7) (18)	First Lien Debt	S +	4.75%	8.41%	01/29/2030	19,258	18,977	19,012	0.61
COP Collisionright Parent, LLC	(6) (7) (18)	First Lien Debt	S +	4.75%	8.41%	01/29/2030	-	(55)	(47)	0.00
Drivecentric Holdings, LLC	(6) (8) (11)	First Lien Debt	S +	4.50%	8.20%	08/15/2031	38,816	38,504	38,816	1.26
Drivecentric Holdings, LLC	(6) (8) (18)	First Lien Debt	S +	4.50%	8.20%	08/15/2031	—	(35)	—	—
Drivecentric Holdings, LLC	(6) (8) (18)	First Lien Debt	S +	4.50%	8.20%	08/15/2031	—	(30)	—	—
LeadVenture, Inc.	(6) (8) (11)	First Lien Debt	S +	5.00%	8.73%	06/23/2032	9,336	9,212	9,076	0.29
LeadVenture, Inc.	(6) (8) (18)	First Lien Debt	S +	5.00%	8.73%	06/23/2032	866	849	816	0.03
LeadVenture, Inc.	(6) (8) (18)	First Lien Debt	S +	5.00%	8.73%	06/23/2032	47	36	22	0.00
MajorDrive Holdings IV, LLC	(9)	First Lien Debt	S +	4.00%	7.99%	06/01/2028	2,923	2,925	2,800	0.09
Vehlo Purchaser, LLC	(6) (8) (11)	First Lien Debt	S +	5.25%	8.89%	05/24/2028	2,005	1,994	1,969	0.06
Vehlo Purchaser, LLC	(6) (8) (11)	First Lien Debt	S +	5.25%	8.89%	05/24/2028	45,783	45,463	44,982	1.45

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate & Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
Vehlo Purchaser, LLC	(6) (8) (18)	First Lien Debt	S +	5.25%	8.89%	05/24/2028	—	(2)	(6)	0.00
								144,101	143,777	4.65
Banks
Computer Services, Inc.	(6) (7) (12)	First Lien Debt	S +	4.50%	8.23%	11/17/2031	8,988	8,947	8,837	0.29
Computer Services, Inc.	(6) (7) (18)	First Lien Debt	S +	4.50%	8.23%	11/17/2031	—	(9)	(69)	0.00
								8,938	8,768	0.28
Beverages
Vamos Bidco, Inc.	(6) (9) (11)	First Lien Debt	S +	4.50%	8.23%	01/30/2032	11,493	11,396	11,235	0.36
Vamos Bidco, Inc.	(6) (9) (18)	First Lien Debt	S +	4.50%	8.23%	01/30/2032	—	(19)	(109)	0.00
Vamos Bidco, Inc.	(6) (9) (18)	First Lien Debt	S +	4.50%	8.23%	01/30/2032	242	230	209	0.01
								11,607	11,335	0.37
Building Products
Project Potter Buyer, LLC	(6) (7) (12)	First Lien Debt	S +	5.25%	8.98%	04/23/2027	11,228	11,226	11,228	0.36
Project Potter Buyer, LLC	(6) (7) (18)	First Lien Debt	S +	5.25%	8.98%	04/23/2027	—	—	—	—
								11,226	11,228	0.36
Capital Markets
Orion Advisor Solutions, Inc.	(6)'	First Lien Debt	S +	2.75%	6.41%	09/24/2030	3,940	3,964	3,899	0.13
Chemicals
Olympus Water US Holding Corporation	(9)	First Lien Debt	S +	3.00%	6.73%	06/20/2031	4,635	4,645	4,624	0.15
Tank Holding Corp.	(8) (10)	First Lien Debt	S +	5.75%	9.57%	03/31/2028	52,549	52,066	50,315	1.63
Tank Holding Corp.	(8)	First Lien Debt	S +	5.75%	9.57%	03/31/2028	5,920	5,831	5,669	0.18
Tank Holding Corp.	(8) (18)	First Lien Debt	P +	4.75%	11.50%	03/31/2028	218	207	139	0.00
V Global Holdings, LLC	(6) (8) (11) (12)	First Lien Debt	S +	5.75%	9.55%	01/02/2029	15,856	15,705	14,529	0.47
V Global Holdings, LLC	(6) (8) (18)	First Lien Debt	S +	5.75%	9.55%	01/02/2029	1,052	1,039	865	0.03
								79,493	76,141	2.46
Commercial Services & Supplies
Astra Service Partners, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.24%	11/26/2032	4,500	4,468	4,483	0.14
Astra Service Partners, LLC	(6) (8) (18)	First Lien Debt	S +	4.50%	8.24%	11/26/2032	770	762	764	0.02
Atlas US Finco, Inc.	(6) (7) (11) (12) (15)	First Lien Debt	S +	4.50%	8.16%	12/09/2029	64,593	63,971	63,818	2.06
Atlas US Finco, Inc.	(6) (7) (15) (18)	First Lien Debt	S +	4.50%	8.16%	12/09/2028	-	(26)	(53)	0.00
AWP Group Holdings, Inc.	(6) (7) (11) (12)	First Lien Debt	S +	5.91% (incl. 3.28% PIK)	9.56%	12/22/2032	35,282	34,842	34,842	1.13
AWP Group Holdings, Inc.	(6) (7) (18)	First Lien Debt	S +	5.91% (incl. 3.28% PIK)	9.56%	12/22/2032	1,269	1,198	1,198	0.04
Belfor Holdings, Inc.	(9)	First Lien Debt	S +	2.75%	6.39%	11/01/2030	1,845	1,858	1,838	0.06
BPG Holdings IV Corp.	(6) (8) (10) (11) (14)	First Lien Debt	S +	7.85% PIK	11.58%	07/30/2029	27,467	26,218	15,000	0.49
Consor Intermediate II, LLC	(6) (8) (11)	First Lien Debt	S +	4.50%	8.23%	05/12/2031	8,117	8,066	8,117	0.26
Consor Intermediate II, LLC	(6) (8) (18)	First Lien Debt	S +	4.50%	8.23%	05/12/2031	—	(17)	—	—
Consor Intermediate II, LLC	(6) (8) (18)	First Lien Debt	S +	4.50%	8.23%	05/12/2031	353	343	353	0.01
CRCI Longhorn Holdings, Inc.	(6) (8) (11)	First Lien Debt	S +	4.75%	8.40%	08/27/2031	8,691	8,622	8,691	0.28
CRCI Longhorn Holdings, Inc.	(6) (8) (18)	First Lien Debt	S +	4.75%	8.40%	08/27/2031	967	954	967	0.03
CRCI Longhorn Holdings, Inc.	(6) (8) (18)	First Lien Debt	S +	4.75%	8.40%	08/27/2031	-	(11)	—	—
Energy Labs Holdings Corp.	(6) (7) (10) (11)	First Lien Debt	S +	5.00%	8.74%	04/07/2028	7,861	7,818	7,684	0.25
Energy Labs Holdings Corp.	(6) (7)	First Lien Debt	S +	5.00%	8.74%	04/07/2028	2,513	2,492	2,438	0.08
Energy Labs Holdings Corp.	(6) (7) (18)	First Lien Debt	S +	5.00%	8.74%	04/07/2028	1,124	1,113	1,080	0.03
EnergySolutions, LLC	(9)	First Lien Debt	S +	3.25%	6.89%	09/20/2030	4,549	4,567	4,551	0.15
Firebird Acquisition Corp, Inc.	(6) (8)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.66%	02/02/2032	6,099	6,075	6,099	0.20

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate & Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
Firebird Acquisition Corp, Inc.	(6) (8) (18)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.66%	02/02/2032	2,063	2,051	2,063	0.07
Firebird Acquisition Corp, Inc.	(6) (8) (18)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.66%	02/02/2032	—	(4)	—	—
FLS Holding, Inc.	(6) (7) (11) (12) (15)	First Lien Debt	S +	5.75% (incl. 0.50% PIK)	9.63%	12/15/2028	24,124	23,372	20,668	0.67
FLS Holding, Inc.	(6) (7) (11) (15)	First Lien Debt	S +	5.75% (incl. 0.50% PIK)	9.63%	12/15/2028	5,656	5,481	4,846	0.16
FLS Holding, Inc.	(6) (7) (15) (18)	First Lien Debt	S +	5.75% (incl. 0.50% PIK)	9.63%	12/15/2028	2,309	2,244	1,974	0.06
Foundever Group	(9)	First Lien Debt	S +	3.75%	7.74%	08/28/2028	4,774	4,781	2,328	0.08
Hercules Borrower, LLC	(6) (8)	First Lien Debt	S +	4.75%	8.48%	12/15/2028	25,771	25,647	25,513	0.83
Hercules Borrower, LLC	(6) (8)	First Lien Debt	C +	4.75%	7.04%	12/15/2028	C$2,978	2,075	2,078	0.07
HSI Halo Acquisition, Inc.	(6) (8) (12)	First Lien Debt	S +	5.00%	8.66%	06/30/2031	18,716	18,571	18,716	0.61
HSI Halo Acquisition, Inc.	(6) (8)	First Lien Debt	S +	5.00%	8.66%	06/30/2031	2,251	2,236	2,251	0.07
HSI Halo Acquisition, Inc.	(6) (8) (18)	First Lien Debt	S +	5.00%	8.66%	06/28/2030	—	(20)	—	—
Iris Buyer, LLC	(6) (7) (11) (15)	First Lien Debt	S +	5.00%	8.67%	10/02/2030	20,186	19,860	20,035	0.65
Iris Buyer, LLC	(6) (7) (15)	First Lien Debt	S +	5.00%	8.67%	10/02/2030	1,855	1,828	1,841	0.06
Iris Buyer, LLC	(6) (7) (15) (18)	First Lien Debt	S +	5.00%	8.67%	10/02/2029	—	(37)	(22)	0.00
LSF12 Crown US Commercial Bidco, LLC		First Lien Debt	S +	3.00%	6.62%	12/02/2031	2,717	2,728	2,722	0.09
Procure Acquireco, Inc. (Procure Analytics)	(6) (8) (11)	First Lien Debt	S +	4.75%	8.48%	12/20/2028	15,159	15,159	15,159	0.49
Procure Acquireco, Inc. (Procure Analytics)	(6) (8) (18)	First Lien Debt	S +	4.75%	8.48%	12/20/2028	921	918	921	0.03
Procure Acquireco, Inc. (Procure Analytics)	(6) (8) (18)	First Lien Debt	S +	4.75%	8.48%	12/20/2028	—	—	—	—
Railpros Parent, LLC	(6) (8) (11)	First Lien Debt	S +	4.25%	7.89%	05/24/2032	21,051	20,867	20,999	0.68
Railpros Parent, LLC	(6) (8) (18)	First Lien Debt	S +	4.25%	7.89%	05/24/2032	1,953	1,916	1,937	0.06
Railpros Parent, LLC	(6) (8) (18)	First Lien Debt	S +	4.25%	7.89%	05/24/2032	—	(28)	(8)	0.00
Routeware, Inc.	(6) (7) (11)	First Lien Debt	S +	5.25%	8.92%	09/18/2031	4,773	4,734	4,719	0.15
Routeware, Inc.	(6) (7) (18)	First Lien Debt	S +	5.25%	8.92%	09/18/2031	520	509	495	0.02
Routeware, Inc.	(6) (7) (18)	First Lien Debt	S +	5.25%	8.92%	09/18/2031	102	98	97	0.00
Sherlock Buyer Corp.	(6) (7) (11) (12)	First Lien Debt	S +	5.75%	9.48%	12/06/2030	24,713	24,649	22,607	0.73
Sherlock Buyer Corp.	(6) (7) (18)	First Lien Debt	S +	5.75%	9.48%	12/07/2029	-	(6)	(254)	-0.01
Surewerx Purchaser III, Inc.	(6) (8) (11) (12) (15)	First Lien Debt	S +	5.25%	8.98%	12/28/2029	4,593	4,554	4,593	0.15
Surewerx Purchaser III, Inc.	(6) (8) (15)	First Lien Debt	C +	5.25%	7.53%	12/28/2029	C$2,578	1,863	1,817	0.06
Surewerx Purchaser III, Inc.	(6) (8) (15) (18)	First Lien Debt	S +	5.25%	8.98%	12/28/2029	—	(5)	—	—
Surewerx Purchaser III, Inc.	(6) (8) (15) (18)	First Lien Debt	S +	5.25%	8.98%	12/28/2028	60	50	60	0.00
Sweep Midco, LLC	(6) (11) (17)	Second Lien Debt				03/12/2036	1,086	542	382	0.01
Sweep Midco, LLC	(6) (11) (17)	Second Lien Debt				03/12/2034	3,156	—	—	0.00
Sweep Purchaser, LLC	(6) (7) (11)	First Lien Debt	S +	5.75% PIK	9.52%	06/30/2027	4,549	4,549	4,549	0.15
Sweep Purchaser, LLC	(6) (7) (11)	First Lien Debt	S +	5.75%	9.51%	06/30/2027	2,019	2,019	2,019	0.07
Sweep Purchaser, LLC	(6) (7) (18)	First Lien Debt	S +	5.75%	9.51%	06/30/2027	141	141	141	0.00
Tamarack Intermediate, LLC	(6) (8) (11)	First Lien Debt	S +	4.75%	8.42%	03/12/2029	25,408	25,184	25,345	0.82
Tamarack Intermediate, LLC	(6) (8) (18)	First Lien Debt	S +	4.75%	8.42%	03/12/2029	3,206	3,160	3,192	0.10
Tamarack Intermediate, LLC	(6) (8) (18)	First Lien Debt	S +	4.75%	8.42%	03/12/2029	—	(31)	(11)	0.00
Tidal Waste & Recycling Holdings, LLC		First Lien Debt	S +	2.75%	6.48%	10/24/2031	1,975	1,981	1,973	0.06
Transit Technologies, LLC	(6) (8)	First Lien Debt	S +	5.00%	8.51%	08/20/2031	15,216	15,092	14,799	0.48
Transit Technologies, LLC	(6) (8) (18)	First Lien Debt	S +	5.00%	8.51%	08/20/2031	1,507	1,482	1,370	0.04
Transit Technologies, LLC	(6) (8) (18)	First Lien Debt	S +	5.00%	8.51%	08/20/2030	—	(18)	(71)	0.00
Vensure Employer Services, Inc.	(6) (9) (11)	First Lien Debt	S +	5.00%	8.72%	09/29/2031	32,896	32,634	32,491	1.05
Vensure Employer Services, Inc.	(6) (9) (18)	First Lien Debt	S +	5.00%	8.72%	09/29/2031	—	(11)	(26)	0.00
VRC Companies, LLC	(6) (7) (10) (11) (12)	First Lien Debt	S +	5.50%	9.26%	06/29/2027	42,742	42,665	42,688	1.38
VRC Companies, LLC	(6) (7)	First Lien Debt	S +	5.50%	9.26%	06/29/2027	44,363	44,168	44,307	1.43

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate & Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
VRC Companies, LLC	(6) (7) (18)	First Lien Debt	S +	5.50%	9.26%	06/29/2027	—	—	(1)	0.00
								532,961	513,172	16.60
Construction & Engineering
Arcoro Holdings Corp.	(6) (7)	First Lien Debt	S +	5.50%	9.23%	03/28/2030	56,243	55,468	54,500	1.76
Arcoro Holdings Corp.	(6) (7) (18)	First Lien Debt	S +	5.50%	9.23%	03/28/2030	—	(107)	(267)	-0.01
Artera Services, LLC		First Lien Debt	S +	4.50%	8.14%	02/15/2031	1,965	1,951	1,732	0.06
Crown Subsea Communications Holding, Inc.	(8)	First Lien Debt	S +	3.00%	6.64%	01/30/2031	3,980	4,008	3,990	0.13
KPSKY Acquisition, Inc.	(6) (8) (11) (12)	First Lien Debt	S +	5.50%	9.26%	10/19/2028	20,427	19,873	18,761	0.61
KPSKY Acquisition, Inc.	(6) (8) (11)	First Lien Debt	S +	5.50%	9.26%	10/19/2028	16,282	16,046	14,954	0.48
LJ Avalon Holdings, LLC	(6) (7) (12)	First Lien Debt	S +	4.75%	8.43%	02/01/2030	2,941	2,941	2,917	0.09
LJ Avalon Holdings, LLC	(6) (7) (12)	First Lien Debt	S +	4.75%	8.43%	02/01/2030	3,938	3,915	3,905	0.13
LJ Avalon Holdings, LLC	(6) (7) (18)	First Lien Debt	S +	4.75%	8.43%	02/01/2029	95	94	89	0.00
Superman Holdings, LLC	(6) (8) (11)	First Lien Debt	S +	4.50%	8.23%	08/29/2031	25,013	24,914	24,825	0.80
Superman Holdings, LLC	(6) (8) (12)	First Lien Debt	S +	4.50%	8.23%	08/29/2031	8,197	8,140	8,136	0.26
Superman Holdings, LLC	(6) (8) (18)	First Lien Debt	S +	4.50%	8.23%	08/29/2031	—	(14)	(28)	0.00
								137,229	133,514	4.32
Consumer Staples Distribution & Retail
PDI TA Holdings, Inc.	(6) (8) (11)	First Lien Debt	S +	6.00% (incl. 2.50% PIK)	9.66%	02/03/2031	38,622	38,348	36,744	1.19
PDI TA Holdings, Inc.	(6) (8)	First Lien Debt	S +	6.00% (incl. 2.50% PIK)	9.66%	02/03/2031	3,217	3,196	3,061	0.10
								41,544	39,805	1.29
Containers & Packaging
Berlin Packaging, LLC		First Lien Debt	S +	3.25%	6.98%	06/07/2031	5,905	5,909	5,871	0.19
BP Purchaser, LLC	(6) (8) (11) (12)	First Lien Debt	S +	7.50% (incl. 1.00% PIK)	11.43%	12/11/2028	34,008	33,056	25,256	0.82
Clydesdale Acquisition Holdings, Inc.	(9)	First Lien Debt	S +	3.18%	6.82%	04/13/2029	4,283	4,283	4,202	0.14
FORTIS Solutions Group, LLC	(6) (8) (11)	First Lien Debt	S +	5.50%	9.23%	10/13/2028	21,626	21,568	21,492	0.70
FORTIS Solutions Group, LLC	(6) (8)	First Lien Debt	S +	5.50%	9.23%	10/13/2028	2,820	2,808	2,803	0.09
FORTIS Solutions Group, LLC	(6) (8) (18)	First Lien Debt	S +	5.50%	9.23%	10/13/2028	990	987	978	0.03
								68,611	60,602	1.96
Distributors
ABB Concise Optical Group, LLC	(6) (8) (12)	First Lien Debt	S +	7.50%	11.39%	02/23/2028	17,008	16,862	16,582	0.54
PT Intermediate Holdings III, LLC	(6) (8) (11) (12)	First Lien Debt	S +	4.75%	8.48%	04/09/2030	55,367	54,951	55,367	1.79
								71,813	71,949	2.33
Diversified Consumer Services
Any Hour, LLC	(6) (9)	First Lien Debt	S +	5.75% (incl. 3.25% PIK)	9.48%	05/23/2030	11,860	11,737	10,599	0.34
Any Hour, LLC	(6) (9)	First Lien Debt	S +	5.75% (incl. 3.25% PIK)	9.48%	05/23/2030	336	333	300	0.01
Any Hour, LLC	(6) (9) (18)	First Lien Debt	S +	5.75% (incl. 3.25% PIK)	9.48%	05/23/2030	1,590	1,573	1,404	0.05
Any Hour, LLC	(6) (9)	Unsecured Debt		13.00% PIK	13.00%	05/23/2031	3,868	3,821	3,186	0.10
Apex Service Partners, LLC	(6) (7) (10) (11) (12)	First Lien Debt	S +	5.00%	8.73%	10/24/2030	53,614	53,056	53,614	1.73
Apex Service Partners, LLC	(6) (7)	First Lien Debt	S +	5.00%	8.73%	10/24/2030	7,836	7,742	7,836	0.25
Apex Service Partners, LLC	(6) (7) (18)	First Lien Debt	S +	5.00%	8.73%	10/24/2029	2,416	2,369	2,416	0.08
Ascend Learning, LLC	(9)	First Lien Debt	S +	3.00%	6.64%	12/11/2028	7,264	7,243	7,074	0.23
Assembly Intermediate, LLC	(6) (7) (11)	First Lien Debt	S +	5.25%	8.98%	10/19/2028	8,056	7,889	8,056	0.26
Assembly Intermediate, LLC	(6) (7)	First Lien Debt	S +	5.25%	8.98%	10/19/2028	1,778	1,740	1,778	0.06
Assembly Intermediate, LLC	(6) (7) (18)	First Lien Debt	S +	5.25%	8.98%	10/19/2028	—	(17)	—	—
DA Blocker Corp.	(6) (8) (10) (15)	First Lien Debt	S +	4.75%	8.48%	02/10/2032	7,759	7,694	7,604	0.25

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate & Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
DA Blocker Corp.	(6) (8) (15) (18)	First Lien Debt	S +	4.75%	8.48%	02/10/2032	—	(10)	(48)	0.00
DA Blocker Corp.	(6) (8) (15) (18)	First Lien Debt	S +	4.75%	8.48%	02/10/2032	113	107	97	0.00
Eclipse Buyer, Inc.	(6) (9) (11)	First Lien Debt	S +	4.50%	8.15%	09/08/2031	8,362	8,295	8,227	0.27
Eclipse Buyer, Inc.	(6) (9) (18)	First Lien Debt	S +	4.50%	8.15%	09/08/2031	—	(5)	(23)	0.00
Eclipse Buyer, Inc.	(6) (9) (18)	First Lien Debt	S +	4.50%	8.15%	09/06/2031	—	(5)	(12)	0.00
Essential Services Holding Corporation	(6) (8) (12)	First Lien Debt	S +	5.75% (incl. 2.88% PIK)	9.30%	06/17/2031	18,706	18,563	17,580	0.57
Essential Services Holding Corporation	(6) (8) (18)	First Lien Debt	S +	5.75% (incl. 2.88% PIK)	9.30%	06/17/2030	1,417	1,396	1,224	0.04
EVDR Purchaser, Inc.	(6) (8)	First Lien Debt	S +	4.50%	8.14%	02/14/2031	31,116	30,665	31,116	1.01
EVDR Purchaser, Inc.	(6) (8) (18)	First Lien Debt	S +	4.50%	8.14%	02/14/2031	-	(60)	—	—
EVDR Purchaser, Inc.	(6) (8) (18)	First Lien Debt	S +	4.50%	8.14%	02/14/2031	1,723	1,652	1,723	0.06
Express Wash Acquisition Company, LLC	(6) (7) (11)	First Lien Debt	S +	6.25%	9.92%	04/10/2031	5,638	5,494	5,526	0.18
Express Wash Acquisition Company, LLC	(6) (7) (18)	First Lien Debt	S +	6.25%	9.92%	04/10/2031	-	(9)	(7)	0.00
FPG Intermediate Holdco, LLC	(6) (7)	First Lien Debt	S +	5.00% PIK	8.67%	07/02/2029	2,405	2,370	438	0.01
FPG Intermediate Holdco, LLC	(6) (7) (18)	First Lien Debt	S +	5.00% PIK	8.67%	07/02/2029	566	566	566	0.02
FPG Intermediate Holdco, LLC	(6) (7)	First Lien Debt	S +	5.00% PIK	8.67%	06/29/2029	331	331	331	0.01
GarageCo Intermediate II, LLC	(6) (8) (12)	First Lien Debt	S +	4.25%	7.91%	08/02/2032	3,434	3,404	3,383	0.11
GarageCo Intermediate II, LLC	(6) (8) (18)	First Lien Debt	S +	4.25%	7.91%	08/02/2032	—	(22)	(76)	0.00
GarageCo Intermediate II, LLC	(6) (8) (18)	First Lien Debt	S +	4.25%	7.91%	08/02/2032	—	(13)	(23)	0.00
Heartland Home Services	(6) (8)	First Lien Debt	S +	5.75%	9.58%	12/15/2026	22,753	22,704	22,387	0.72
Kodiak Buyer, LLC	(6) (8) (10)	First Lien Debt	S +	4.25%	7.98%	07/26/2032	9,206	9,123	9,194	0.30
Kodiak Buyer, LLC	(6) (8) (18)	First Lien Debt	S +	4.25%	7.98%	07/26/2032	290	274	286	0.01
Kodiak Buyer, LLC	(6) (8) (18)	First Lien Debt	S +	4.25%	7.98%	07/26/2032	—	(22)	(3)	0.00
LHS Borrower, LLC	(6) (8) (12)	First Lien Debt	S +	5.25%	8.89%	09/04/2031	1,403	1,385	1,368	0.04
LHS Borrower, LLC	(6) (8) (18)	First Lien Debt	S +	5.25%	8.89%	09/04/2031	257	244	232	0.01
Lightspeed Solution, LLC	(6) (8) (11)	First Lien Debt	S +	6.00%	9.65%	03/01/2028	23,202	23,080	22,759	0.74
Lightspeed Solution, LLC	(6) (8)	First Lien Debt	S +	6.00%	9.65%	03/01/2028	1,377	1,369	1,350	0.04
Project Accelerate Parent, LLC	(6) (8)	First Lien Debt	S +	5.25%	8.89%	02/24/2031	26,945	26,748	26,945	0.87
Project Accelerate Parent, LLC	(6) (8) (18)	First Lien Debt	S +	5.25%	8.89%	02/24/2031	—	(26)	—	—
Spring Education Group, Inc.		First Lien Debt	S +	3.25%	6.98%	10/04/2030	3,900	3,910	3,888	0.13
Vertex Service Partners, LLC	(6) (8) (10) (11)	First Lien Debt	S +	6.00% (incl. 2.53% PIK)	9.73%	11/08/2030	9,986	9,818	9,640	0.31
Vertex Service Partners, LLC	(6) (8) (18)	First Lien Debt	S +	6.00% (incl. 2.53% PIK)	9.73%	11/08/2030	13,148	12,923	12,665	0.41
Vertex Service Partners, LLC	(6) (8) (18)	First Lien Debt	S +	6.00% (incl. 2.53% PIK)	9.73%	11/08/2030	1,543	1,512	1,473	0.05
Wand NewCo 3, Inc.		First Lien Debt	S +	2.50%	6.14%	01/30/2031	7,046	7,050	7,035	0.23
								297,991	293,108	9.48
Diversified Telecommunication Services
Orbcomm, Inc.	(6) (8) (11)	First Lien Debt	S +	5.25%	8.92%	04/27/2032	5,326	5,275	5,275	0.17
Orbcomm, Inc.	(6) (8) (18)	First Lien Debt	S +	5.25%	8.92%	04/27/2032	160	155	155	0.01
Orbcomm, Inc.	(6) (8) (18)	First Lien Debt	S +	5.25%	8.92%	04/27/2032	-	(9)	(9)	0.00
								5,421	5,421	0.18
Electrical Equipment
Accel International Holdings, Inc.	(6) (9) (11)	First Lien Debt	S +	4.25%	7.89%	04/26/2032	15,975	15,906	15,975	0.52
Accel International Holdings, Inc.	(6) (9) (18)	First Lien Debt	S +	4.25%	7.89%	04/26/2032	550	538	550	0.02
Kohler Energy Co, LLC		First Lien Debt	S +	3.00%	6.73%	05/01/2031	4,591	4,623	4,594	0.15
Spark Buyer, LLC	(6) (8) (11)	First Lien Debt	S +	5.25%	8.89%	10/15/2031	5,233	5,169	4,827	0.16
Spark Buyer, LLC	(6) (8) (18)	First Lien Debt	S +	5.25%	8.89%	10/15/2031	—	(12)	(165)	-0.01

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate & Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
Spark Buyer, LLC	(6) (8) (18)	First Lien Debt	S +	5.25%	8.89%	10/15/2031	584	572	502	0.02
								26,796	26,283	0.85
Electronic Equipment, Instruments & Components
Chamberlain Group, Inc.		First Lien Debt	S +	3.00%	6.64%	09/08/2032	6,756	6,751	6,755	0.22
Dwyer Instruments, Inc.	(6) (8) (10) (11)	First Lien Debt	S +	4.75%	8.48%	07/20/2029	45,589	45,147	45,246	1.46
Dwyer Instruments, Inc.	(6) (8)	First Lien Debt	S +	4.75%	8.48%	07/20/2029	18,039	17,837	17,904	0.58
Dwyer Instruments, Inc.	(6) (8) (18)	First Lien Debt	S +	4.75%	8.48%	07/20/2029	3,739	3,706	3,706	0.12
Infinite Bidco, LLC	(6) (9) (10)	First Lien Debt	S +	6.25%	9.89%	03/02/2028	9,022	8,971	9,022	0.29
Infinite Bidco, LLC	(9) (11)	Second Lien Debt	S +	7.00%	10.93%	03/02/2029	13,263	12,066	13,006	0.42
Magneto Components Buyco, LLC	(6) (8) (10) (11) (12)	First Lien Debt	S +	5.75%	9.48%	12/05/2030	48,133	47,531	48,133	1.56
Magneto Components Buyco, LLC	(6) (8) (18)	First Lien Debt	S +	5.75%	9.48%	12/05/2029	-	(83)	—	—
NDT Global Holding, Inc.	(6) (9) (11) (15)	First Lien Debt	S +	4.50%	8.14%	06/04/2032	26,863	26,626	26,460	0.86
NDT Global Holding, Inc.	(6) (9) (15) (18)	First Lien Debt	S +	4.50%	8.14%	06/04/2032	5,266	5,187	5,086	0.16
NDT Global Holding, Inc.	(6) (9) (15) (18)	First Lien Debt	S +	4.50%	8.14%	06/04/2032	-	(51)	(90)	0.00
Pamlico Avant Holdings, LP	(6) (8) (12)	First Lien Debt	S +	4.25%	7.98%	12/31/2032	12,082	11,967	11,900	0.38
Pamlico Avant Holdings, LP	(6) (8) (18)	First Lien Debt	S +	4.25%	7.98%	12/31/2032	—	(15)	(24)	0.00
								185,640	187,104	6.05
Entertainment
Varsity Brands, Inc.		First Lien Debt	S +	2.75%	6.48%	08/26/2031	5,940	5,944	5,945	0.19
Financial Services
365 Retail Market, LLC	(6) (7) (12)	First Lien Debt	S +	4.75%	8.48%	05/06/2033	7,040	6,970	6,970	0.23
365 Retail Market, LLC	(6) (7) (18)	First Lien Debt	S +	4.75%	8.48%	05/06/2033	—	(3)	(3)	0.00
365 Retail Market, LLC	(6) (7) (18)	First Lien Debt	S +	4.75%	8.48%	05/06/2033	102	94	94	0.00
Applitools, Inc.	(6) (8) (11) (15)	First Lien Debt	S +	6.25% PIK	9.95%	05/25/2029	14,878	14,788	12,275	0.40
Applitools, Inc.	(6) (8) (15) (18)	First Lien Debt	S +	6.25% PIK	9.43%	05/25/2028	480	470	200	0.01
BCTO Bluebill Midco, Inc.	(6) (8) (11)	First Lien Debt	S +	4.50%	8.17%	07/30/2032	21,333	21,142	21,013	0.68
BCTO Bluebill Midco, Inc.	(6) (8) (18)	First Lien Debt	S +	4.50%	8.17%	07/30/2032	—	(23)	(40)	0.00
Cerity Partners, LLC	(6) (8) (11) (12)	First Lien Debt	S +	4.50%	8.23%	07/28/2031	17,792	17,659	17,703	0.57
Cerity Partners, LLC	(6) (8) (18)	First Lien Debt	S +	4.50%	8.23%	07/28/2031	—	(12)	(25)	0.00
Cerity Partners, LLC	(6) (8) (18)	First Lien Debt	S +	4.50%	8.23%	07/28/2031	547	541	541	0.02
Cliffwater, LLC	(6) (8) (10)	First Lien Debt	S +	4.50%	8.14%	04/22/2032	21,196	21,012	21,037	0.68
Cliffwater, LLC	(6) (8) (18)	First Lien Debt	S +	4.50%	8.14%	04/22/2032	—	(17)	(15)	0.00
GC Waves Holdings, Inc.	(6) (8) (11)	First Lien Debt	S +	4.50%	8.14%	10/04/2030	494	486	490	0.02
GC Waves Holdings, Inc.	(6) (8) (18)	First Lien Debt	S +	4.50%	8.14%	10/04/2030	370	361	367	0.01
GC Waves Holdings, Inc.	(6) (8) (18)	First Lien Debt	S +	4.50%	8.14%	10/04/2030	—	—	—	—
GTCR ABC Buyer, LLC	(6) (8) (11)	First Lien Debt	S +	4.50%	8.23%	04/14/2033	615	609	609	0.02
GTCR ABC Buyer, LLC	(6) (8) (18)	First Lien Debt	S +	4.50%	8.23%	04/14/2033	—	(1)	(1)	0.00
GTCR ABC Buyer, LLC	(6) (8) (18)	First Lien Debt	S +	4.50%	8.23%	04/14/2033	—	(1)	(1)	0.00
MAI Capital Management Intermediate, LLC	(6) (8) (11)	First Lien Debt	S +	4.75%	8.48%	08/29/2031	3,364	3,337	3,305	0.11
MAI Capital Management Intermediate, LLC	(6) (8) (18)	First Lien Debt	S +	4.75%	8.48%	08/29/2031	3,118	3,074	3,039	0.10
MAI Capital Management Intermediate, LLC	(6) (8) (18)	First Lien Debt	S +	4.75%	8.48%	08/29/2031	—	(9)	(21)	0.00
PMA Parent Holdings, LLC	(6) (8) (11) (12)	First Lien Debt	S +	4.75%	8.48%	01/31/2031	4,913	4,860	4,851	0.16
PMA Parent Holdings, LLC	(6) (8) (18)	First Lien Debt	S +	4.75%	8.48%	01/31/2031	—	(4)	(5)	0.00
SitusAMC Holdings Corporation	(6) (8) (11) (12)	First Lien Debt	S +	5.50%	9.23%	05/14/2031	19,065	19,015	19,065	0.62
Smarsh, Inc.	(6) (8) (11)	First Lien Debt	S +	4.75%	8.48%	02/16/2029	11,250	11,196	10,768	0.35

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate & Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
Smarsh, Inc.	(6) (8) (18)	First Lien Debt	S +	4.75%	8.48%	02/16/2029	238	235	146	0.00
Smarsh, Inc.	(6) (8) (18)	First Lien Debt	S +	4.75%	8.48%	02/16/2029	921	913	853	0.03
Trintech, Inc.	(6) (8) (12)	First Lien Debt	S +	4.75%	8.39%	01/28/2033	25,742	25,497	25,163	0.81
Trintech, Inc.	(6) (8) (18)	First Lien Debt	S +	4.75%	8.39%	01/28/2033	—	(20)	(97)	0.00
Trintech, Inc.	(6) (8) (18)	First Lien Debt	S +	4.75%	8.39%	01/28/2033	—	(30)	(72)	0.00
								152,139	148,209	4.79
Food Products
Teasdale Foods, Inc. (Teasdale Latin Foods)	(6) (9) (10) (14)	First Lien Debt	S +	6.25% PIK	10.01%	03/30/2029	3,624	3,576	1,860	0.06
Ground Transportation
eShipping, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.23%	12/23/2032	2,841	2,827	2,812	0.09
eShipping, LLC	(6) (8) (18)	First Lien Debt	S +	4.50%	8.23%	12/23/2032	—	(2)	(11)	0.00
eShipping, LLC	(6) (8) (18)	First Lien Debt	P +	3.50%	10.25%	12/23/2032	—	(2)	(5)	0.00
SV Newco 2, Inc.	(6) (8) (15)	First Lien Debt	S +	5.00%	8.73%	06/02/2031	29,317	28,982	29,142	0.94
SV Newco 2, Inc.	(6) (8) (15) (18)	First Lien Debt	S +	5.00%	8.73%	06/02/2031	13,756	13,589	13,672	0.44
SV Newco 2, Inc.	(6) (8) (15) (18)	First Lien Debt	S +	5.00%	8.73%	06/02/2031	3,507	3,401	3,447	0.11
								48,795	49,057	1.59
Health Care Equipment & Supplies
CSHC Buyerco, LLC	(6) (8)	First Lien Debt	S +	5.00%	8.73%	04/29/2033	1,393	1,379	1,379	0.04
CSHC Buyerco, LLC	(6) (8) (18)	First Lien Debt	S +	5.00%	8.73%	04/29/2033	121	119	119	0.00
CSHC Buyerco, LLC	(6) (8) (18)	First Lien Debt	S +	5.00%	8.73%	04/29/2033	—	(2)	(2)	0.00
Journey Personal Care Corp.	(8)	First Lien Debt	S +	3.75%	7.39%	03/01/2028	4,889	4,859	4,867	0.16
PerkinElmer U.S., LLC	(6) (7)	First Lien Debt	S +	4.50%	8.17%	03/13/2029	27,881	27,470	27,741	0.90
PerkinElmer U.S., LLC	(6) (7) (18)	First Lien Debt	S +	4.50%	8.17%	03/13/2029	—	(3)	(6)	0.00
Tidi Legacy Products, Inc.	(6) (7) (10) (11)	First Lien Debt	S +	4.50%	8.14%	12/19/2029	10,971	10,834	10,971	0.35
Tidi Legacy Products, Inc.	(6) (7)	First Lien Debt	S +	4.50%	8.14%	12/19/2029	2,939	2,896	2,939	0.10
Tidi Legacy Products, Inc.	(6) (7) (18)	First Lien Debt	S +	4.50%	8.14%	12/19/2029	—	(24)	—	—
YI, LLC	(6) (7) (10) (11)	First Lien Debt	S +	5.75%	9.39%	12/03/2029	17,441	17,221	17,435	0.56
YI, LLC	(6) (7) (18)	First Lien Debt	S +	5.75%	9.39%	12/03/2029	—	(32)	(1)	0.00
								64,717	65,442	2.12
Health Care Providers & Services
Advarra Holdings, Inc.	(6) (8)	First Lien Debt	S +	4.50%	8.14%	09/15/2031	14,855	14,658	14,632	0.47
Advarra Holdings, Inc.	(6) (8) (18)	First Lien Debt	S +	4.50%	8.14%	09/15/2031	—	(2)	(18)	0.00
Blue River PetCare, LLC	(6)	First Lien Debt	S +	5.00%	8.64%	08/01/2029	537	537	533	0.02
Blue River PetCare, LLC	(6) (18)	First Lien Debt	S +	5.00%	8.64%	08/01/2029	—	(3)	(10)	0.00
Blue River PetCare, LLC	(6) (18)	First Lien Debt	S +	5.00%	8.64%	08/01/2029	—	(1)	(2)	0.00
CNT Holdings I Corp.	(8)	First Lien Debt	S +	2.50%	6.16%	11/08/2032	6,765	6,773	6,767	0.22
ExamWorks BidCo, Inc.	(9)	First Lien Debt	S +	2.50%	6.14%	02/06/2033	6,808	6,812	6,811	0.22
Gateway US Holdings, Inc.	(6) (8) (11) (12) (15)	First Lien Debt	S +	4.75%	8.48%	09/22/2028	11,808	11,771	11,749	0.38
Gateway US Holdings, Inc.	(6) (8) (15) (18)	First Lien Debt	S +	4.75%	8.48%	09/22/2028	3,629	3,612	3,606	0.12
Gateway US Holdings, Inc.	(6) (8) (15) (18)	First Lien Debt	S +	4.75%	8.48%	09/22/2028	—	(2)	(2)	0.00
Heartland Veterinary Partners, LLC	(6) (7) (11) (12)	First Lien Debt	S +	4.75%	8.58%	06/12/2028	6,230	6,225	6,230	0.20
Heartland Veterinary Partners, LLC	(6) (7) (11)	Second Lien Debt		14.50% (incl. 7.00% PIK)	14.50%	09/11/2028	842	839	842	0.03
Heartland Veterinary Partners, LLC	(6) (7) (18)	First Lien Debt	S +	4.75%	8.58%	06/12/2028	15,261	15,219	15,261	0.49
Heartland Veterinary Partners, LLC	(6) (7)	Second Lien Debt		14.50% (incl. 7.00% PIK)	14.50%	09/11/2028	327	326	327	0.01
Heartland Veterinary Partners, LLC	(6) (7) (18)	First Lien Debt	S +	4.75%	8.58%	06/12/2028	—	(1)	—	—

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate & Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
iCIMS, Inc.	(6) (8)	First Lien Debt	S +	6.25%	9.92%	08/18/2028	16,989	16,901	16,416	0.53
iCIMS, Inc.	(6) (8) (18)	First Lien Debt	S +	6.25%	9.92%	08/18/2028	178	176	157	0.01
Imagine 360, LLC	(6) (8) (12)	First Lien Debt	S +	4.75%	8.48%	10/02/2028	13,131	13,053	13,131	0.42
Imagine 360, LLC	(6) (8) (18)	First Lien Debt	S +	4.75%	8.48%	10/02/2028	—	(5)	—	—
Imagine 360, LLC	(6) (8) (18)	First Lien Debt	S +	4.75%	8.48%	10/02/2028	—	(7)	—	—
Invictus Buyer, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.23%	06/03/2031	1,563	1,551	1,563	0.05
Invictus Buyer, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.23%	06/03/2031	661	655	661	0.02
Invictus Buyer, LLC	(6) (8) (18)	First Lien Debt	S +	4.50%	8.23%	06/03/2031	-	(2)	—	—
MED ParentCo, LP		First Lien Debt	S +	3.00%	6.64%	04/15/2031	2,970	2,982	2,971	0.10
Medical Solutions Holdings, Inc.		First Lien Debt	S +	5.25%	9.05%	12/01/2028	2,759	2,106	1,931	0.06
Medical Solutions Holdings, Inc.		First Lien Debt	S +	3.50%	7.14%	12/01/2028	2,251	578	1,576	0.05
Merative, LP	(6) (8) (12)	First Lien Debt	S +	4.50%	8.23%	09/30/2032	29,294	29,160	29,294	0.95
Merative, LP	(6) (8) (18)	First Lien Debt	S +	4.50%	8.23%	09/30/2032	—	(8)	—	—
Merative, LP	(6) (8) (18)	First Lien Debt	S +	4.50%	8.23%	09/30/2032	—	(13)	—	—
Midwest Physician Administrative Services, LLC	(8)	First Lien Debt	S +	3.00%	6.76%	03/12/2028	3,819	3,816	3,787	0.12
mPulse Mobile, Inc.	(6) (8) (12)	First Lien Debt	S +	4.75%	8.48%	02/25/2033	29,132	28,870	28,040	0.91
mPulse Mobile, Inc.	(6) (8) (18)	First Lien Debt	S +	4.75%	8.48%	02/25/2033	—	(12)	(105)	0.00
mPulse Mobile, Inc.	(6) (8) (18)	First Lien Debt	S +	4.75%	8.48%	02/25/2033	—	(37)	(157)	-0.01
Pacific Dental Services, LLC		First Lien Debt	S +	2.25%	5.89%	03/15/2031	2,933	2,941	2,932	0.09
Pareto Health Intermediate Holdings, Inc.	(6) (7) (10)	First Lien Debt	S +	5.00%	8.73%	06/03/2030	69,636	68,755	68,940	2.23
Pareto Health Intermediate Holdings, Inc.	(6) (7) (18)	First Lien Debt	S +	5.00%	8.73%	06/01/2029	—	(95)	(99)	0.00
PPV Intermediate Holdings, LLC	(6) (8) (10)	First Lien Debt	S +	5.75%	9.42%	08/31/2029	27,290	26,686	26,881	0.87
PPV Intermediate Holdings, LLC	(6) (8) (11)	First Lien Debt	S +	5.75%	9.42%	08/31/2029	19,145	19,051	18,858	0.61
Promptcare Infusion Buyer, Inc.	(6) (7) (11)	First Lien Debt	S +	6.00%	9.75%	09/01/2027	3,750	3,742	3,750	0.12
Promptcare Infusion Buyer, Inc.	(6) (7)	First Lien Debt	S +	6.00%	9.75%	09/01/2027	584	583	584	0.02
Raven Acquisition Holdings, LLC	(15)	First Lien Debt	S +	3.00%	6.64%	11/19/2031	4,608	4,589	4,544	0.15
Raven Acquisition Holdings, LLC	(15) (18)	First Lien Debt	S +	3.00%	6.64%	11/19/2031	—	(1)	(5)	0.00
Stepping Stones Healthcare Services, LLC	(6) (8) (11)	First Lien Debt	S +	4.75%	8.48%	01/05/2033	10,992	10,930	10,912	0.35
Stepping Stones Healthcare Services, LLC	(6) (8) (18)	First Lien Debt	S +	4.75%	8.48%	12/18/2032	—	(2)	(9)	0.00
Suveto Buyer, LLC	(6) (8) (18)	First Lien Debt	S +	4.50%	8.14%	09/09/2027	5,479	5,417	5,479	0.18
Suveto Buyer, LLC	(6) (8) (18)	First Lien Debt	P +	3.50%	10.25%	09/09/2027	—	(6)	—	—
TA Polaris Buyer, Inc.	(6) (9) (12)	First Lien Debt	S +	4.25%	7.91%	12/12/2032	10,378	10,330	10,285	0.33
TA Polaris Buyer, Inc.	(6) (9) (18)	First Lien Debt	S +	4.25%	7.91%	12/12/2032	1,341	1,327	1,302	0.04
TA Polaris Buyer, Inc.	(6) (9) (18)	First Lien Debt	S +	4.25%	7.91%	12/12/2032	—	(6)	(12)	0.00
Tivity Health, Inc.	(6) (8) (12)	First Lien Debt	S +	5.00%	8.64%	06/28/2029	17,725	17,626	17,637	0.57
Vardiman Black Holdings, LLC	(6) (11) (12) (14)	First Lien Debt	S +	7.00% PIK	10.75%	03/18/2027	16,906	16,906	9,806	0.32
Vardiman Black Holdings, LLC	(6) (13) (14)	First Lien Debt	S +	7.00% PIK	10.75%	03/18/2027	1,895	1,874	1,895	0.06
								357,174	349,671	11.31
Health Care Technology
Athenahealth Group, Inc.	(9)	First Lien Debt	S +	3.25%	6.89%	02/16/2032	7,267	7,254	7,184	0.23
Hyland Software, Inc.	(6) (8) (11) (12)	First Lien Debt	S +	4.75%	8.39%	09/19/2030	69,448	68,745	69,344	2.24
Hyland Software, Inc.	(6) (8) (18)	First Lien Debt	S +	4.75%	8.39%	09/19/2029	—	(24)	(5)	0.00
Project Ruby Ultimate Parent Corp.		First Lien Debt	S +	2.75%	6.51%	03/10/2028	5,281	5,280	5,271	0.17
								81,255	81,794	2.65
Household Durables

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate & Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
Madison Safety & Flow, LLC		First Lien Debt	S +	2.50%	6.23%	09/26/2031	3,846	3,854	3,847	0.12
Independent Power and Renewable Electricity Producers
Lightning Power, LLC		First Lien Debt	S +	2.00%	5.64%	08/18/2031	6,895	6,902	6,896	0.22
Industrial Conglomerates
Aptean, Inc.	(6) (8) (10) (11)	First Lien Debt	S +	4.75%	8.42%	01/30/2031	76,522	75,999	75,145	2.43
Aptean, Inc.	(6) (8) (18)	First Lien Debt	S +	4.75%	8.42%	01/30/2031	—	(3)	(12)	(0)
Aptean, Inc.	(6) (8) (18)	First Lien Debt	S +	4.75%	8.42%	01/30/2031	1,377	1,339	1,269	0.04
Raptor Merger Sub Debt, LLC	(6) (8) (11) (12)	First Lien Debt	S +	4.75%	8.48%	04/01/2030	30,168	29,909	29,925	0.97
Raptor Merger Sub Debt, LLC	(6) (8) (18)	First Lien Debt	S +	4.75%	8.48%	04/01/2030	14	12	12	0.00
Raptor Merger Sub Debt, LLC	(6) (8) (18)	First Lien Debt	S +	4.75%	8.48%	04/01/2030	930	895	902	0.03
								108,151	107,241	3.47
Insurance Services
Acrisure, LLC		First Lien Debt	S +	3.00%	6.64%	11/06/2030	4,925	4,914	4,445	0.14
Alliant Holdings Intermediate, LLC		First Lien Debt	S +	2.50%	6.14%	09/19/2031	7,050	7,057	6,949	0.22
Amerilife Holdings, LLC	(6) (8) (11) (12)	First Lien Debt	S +	5.00%	8.66%	08/31/2029	30,531	30,316	30,455	0.99
Amerilife Holdings, LLC	(6) (8) (18)	First Lien Debt	S +	5.00%	8.66%	08/31/2029	4,566	4,541	4,543	0.15
Amerilife Holdings, LLC	(6) (8) (18)	First Lien Debt	S +	5.00%	8.66%	08/31/2028	674	666	668	0.02
Broadstreet Partners, Inc.		First Lien Debt	S +	2.50%	6.14%	06/13/2031	7,396	7,382	7,126	0.23
Fetch, Inc.	(6) (8) (11)	First Lien Debt	S +	4.75%	8.39%	03/31/2033	17,680	17,508	17,503	0.57
Fetch, Inc.	(6) (8) (18)	First Lien Debt	S +	4.75%	8.39%	03/31/2033	—	(25)	(26)	0.00
Fetch, Inc.	(6) (8) (18)	First Lien Debt	S +	4.75%	8.39%	03/31/2033	—	(30)	(31)	0.00
Foundation Risk Partners Corp.	(6) (8) (12)	First Lien Debt	S +	4.75%	8.48%	10/29/2030	34,439	34,198	34,439	1.11
Foundation Risk Partners Corp.	(6) (8) (11)	First Lien Debt	S +	4.75%	8.48%	10/29/2030	19,182	19,005	19,182	0.62
Foundation Risk Partners Corp.	(6) (8) (18)	First Lien Debt	S +	4.75%	8.48%	10/29/2029	1,472	1,458	1,472	0.05
Galway Borrower, LLC	(6) (8) (10) (11) (12)	First Lien Debt	S +	4.50%	8.23%	09/29/2028	9,596	9,515	9,461	0.31
Galway Borrower, LLC	(6) (8) (18)	First Lien Debt	S +	4.50%	8.23%	09/29/2028	11,362	11,243	11,180	0.36
Galway Borrower, LLC	(6) (8) (18)	First Lien Debt	S +	4.50%	8.23%	09/29/2028	747	731	714	0.02
Higginbotham Insurance Agency, Inc.	(6) (7) (11) (12)	First Lien Debt	S +	4.50%	8.14%	06/11/2031	36,422	36,270	36,422	1.18
Higginbotham Insurance Agency, Inc.	(6) (7) (18)	First Lien Debt	S +	4.50%	8.14%	06/11/2031	7,246	7,172	7,246	0.23
High Street Buyer, Inc.	(6) (8) (11)	First Lien Debt	S +	4.25%	7.98%	04/14/2028	1,528	1,528	1,516	0.05
High Street Buyer, Inc.	(6) (8) (11)	First Lien Debt	S +	4.25%	7.98%	04/14/2028	21,613	21,454	21,436	0.69
High Street Buyer, Inc.	(6) (8) (18)	First Lien Debt	S +	4.25%	7.98%	04/14/2028	—	—	(7)	0.00
HUB International Limited	(8)	First Lien Debt	S +	2.25%	5.92%	06/20/2030	4,176	4,179	4,169	0.13
Inszone Mid, LLC	(6) (7) (10) (11)	First Lien Debt	S +	5.25%	8.98%	11/30/2029	13,629	13,455	13,526	0.44
Inszone Mid, LLC	(6) (7) (18)	First Lien Debt	S +	5.25%	8.98%	11/30/2029	31,240	30,878	30,984	1.00
Inszone Mid, LLC	(6) (7) (18)	First Lien Debt	S +	5.25%	8.98%	11/30/2029	—	(38)	(27)	0.00
Integrity Marketing Acquisition, LLC	(6) (8) (10) (11) (12)	First Lien Debt	S +	5.00%	8.67%	08/25/2028	110,621	110,621	110,621	3.58
Integrity Marketing Acquisition, LLC	(6) (8) (18)	First Lien Debt	S +	5.00%	8.67%	08/25/2028	—	—	—	—
Iris Specialty Acquisition, LLC	(6) (9) (12)	First Lien Debt	S +	4.50%	8.23%	11/22/2032	29,415	29,279	29,355	0.95
Iris Specialty Acquisition, LLC	(6) (9) (18)	First Lien Debt	S +	4.50%	8.23%	11/22/2032	446	434	436	0.01
Iris Specialty Acquisition, LLC	(6) (9) (18)	First Lien Debt	S +	4.50%	8.23%	11/22/2032	992	972	983	0.03
Long Term Care Group, Inc.	(6) (8) (11) (12) (13)	First Lien Debt	S +	6.00%	9.93%	09/08/2027	14,584	14,390	13,125	0.42
Majesco, Inc.	(6) (9) (10)	First Lien Debt	S +	4.50%	8.23%	01/07/2033	12,201	12,172	12,109	0.39
Majesco, Inc.	(6) (9) (18)	First Lien Debt	S +	4.50%	8.23%	01/07/2033	—	(2)	(8)	0.00
One, Inc. Software Corporation	(6) (8)	First Lien Debt	S +	4.50%	8.23%	12/06/2032	5,027	4,980	4,951	0.16

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate & Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
One, Inc. Software Corporation	(6) (8) (18)	First Lien Debt	S +	4.50%	8.23%	12/06/2032	—	(4)	(15)	0.00
One, Inc. Software Corporation	(6) (8) (18)	First Lien Debt	S +	4.50%	8.23%	12/06/2032	—	(3)	(6)	0.00
Patriot Growth Insurance Services, LLC	(6) (8) (11) (12)	First Lien Debt	S +	5.00%	8.88%	10/16/2028	19,221	19,128	18,758	0.61
Patriot Growth Insurance Services, LLC	(6) (8)	First Lien Debt	S +	5.00%	8.88%	10/16/2028	17,510	17,355	17,087	0.55
Patriot Growth Insurance Services, LLC	(6) (8) (18)	First Lien Debt	S +	5.00%	8.88%	10/16/2028	—	(2)	(10)	0.00
Truist Insurance Holdings, LLC		First Lien Debt	S +	2.75%	6.48%	05/06/2031	5,000	4,987	4,876	0.16
USI, Inc.		First Lien Debt	S +	2.25%	5.98%	09/29/2030	2,925	2,932	2,910	0.09
USI, Inc.		First Lien Debt	S +	2.25%	5.98%	11/21/2029	1,950	1,953	1,942	0.06
World Insurance Associates, LLC	(6) (7) (10) (11) (12)	First Lien Debt	S +	5.00%	8.73%	04/03/2030	99,539	98,515	99,048	3.20
World Insurance Associates, LLC	(6) (7) (18)	First Lien Debt	S +	5.00%	8.73%	04/03/2030	—	(11)	(5)	0.00
								581,073	579,502	18.74
Interactive Media & Services
Aragorn Parent Corporation		First Lien Debt	S +	3.50%	7.14%	12/16/2030	5,755	5,749	5,763	0.19
Arches Buyer, Inc.	(9)	First Lien Debt	S +	3.25%	6.99%	12/06/2027	2,386	2,384	2,377	0.08
FMG Suite Holdings, LLC	(6) (8) (12)	First Lien Debt	S +	4.50%	8.17%	09/09/2032	17,921	17,758	17,652	0.57
FMG Suite Holdings, LLC	(6) (8) (18)	First Lien Debt	S +	4.50%	8.17%	09/09/2032	—	(22)	(73)	0.00
FMG Suite Holdings, LLC	(6) (8) (18)	First Lien Debt	S +	4.50%	8.17%	09/09/2032	—	(26)	(44)	0.00
Spectrio, LLC	(6) (7) (11) (14)	First Lien Debt	S +	6.00%	9.67%	12/09/2026	11,521	11,345	8,215	0.27
Spectrio, LLC	(6) (7) (11) (14)	First Lien Debt	S +	6.00%	9.67%	12/09/2026	4,616	4,546	3,292	0.11
Spectrio, LLC	(6) (7) (14)	First Lien Debt	S +	6.00%	9.67%	12/09/2026	1,377	1,358	982	0.03
Triple Lift, Inc.	(6) (8) (12)	First Lien Debt	S +	5.75%	9.58%	05/05/2028	15,948	15,493	15,089	0.49
Triple Lift, Inc.	(6) (8) (18)	First Lien Debt	S +	5.75%	9.58%	05/05/2028	—	(57)	(92)	0.00
								58,528	53,161	1.72
IT Services
Apollo Acquisition, Inc.	(6) (8) (11)	First Lien Debt	S +	5.25%	8.90%	12/30/2031	22,974	22,780	22,518	0.73
Apollo Acquisition, Inc.	(6) (8) (18)	First Lien Debt	S +	5.25%	8.90%	12/30/2031	67	27	(122)	0.00
Apollo Acquisition, Inc.	(6) (8) (18)	First Lien Debt	S +	5.25%	8.90%	12/30/2030	—	(27)	(70)	0.00
Asurion, LLC		First Lien Debt	S +	4.25%	7.91%	09/19/2030	7,232	7,222	7,138	0.23
Bridgepointe Technologies, LLC	(6) (7) (10) (11)	First Lien Debt	S +	4.75%	8.48%	04/18/2033	21,686	21,474	21,474	0.69
Bridgepointe Technologies, LLC	(6) (7) (18)	First Lien Debt	S +	4.75%	8.48%	04/18/2033	1,359	1,311	1,311	0.04
Bridgepointe Technologies, LLC	(6) (7) (18)	First Lien Debt	S +	4.75%	8.48%	04/18/2033	—	(27)	(28)	0.00
Catalis Intermediate, Inc.	(6) (8) (11) (12)	First Lien Debt	S +	5.25%	9.13%	08/04/2027	23,017	22,773	22,894	0.74
Catalis Intermediate, Inc.	(6) (8) (11)	First Lien Debt	S +	5.25%	9.13%	08/04/2027	5,179	5,126	5,151	0.17
Catalis Intermediate, Inc.	(6) (8) (18)	First Lien Debt	S +	5.25%	9.13%	08/04/2027	—	(25)	(14)	0.00
Cyber US Bidco, LLC	(6) (8)	First Lien Debt	S +	5.00%	8.73%	12/30/2032	4,044	4,006	3,964	0.13
Cyber US Bidco, LLC	(6) (8) (18)	First Lien Debt	S +	5.00%	8.73%	12/30/2032	—	(4)	(16)	0.00
Cyber US Bidco, LLC	(6) (8) (15) (18)	First Lien Debt	S +	5.00%	8.73%	12/30/2032	—	(3)	(7)	0.00
Endure Digital, Inc.	(8)	First Lien Debt	S +	3.60%	7.21%	04/30/2029	1,046	1,039	840	0.03
Gainwell Acquisition Corp.	(8)	First Lien Debt	S +	4.00%	7.83%	10/01/2027	6,682	6,689	6,576	0.21
GI DI Cornfield Acquisition, LLC	(6) (12)	First Lien Debt	S +	4.50%	8.24%	03/09/2029	31,607	31,335	31,483	1.02
GI DI Cornfield Acquisition, LLC	(6) (12)	First Lien Debt	S +	4.50%	8.24%	03/09/2029	16,170	16,107	16,106	0.52
Idera, Inc.	(6) (8) (11)	Second Lien Debt	S +	6.75%	10.56%	03/02/2029	355	355	213	0.01
Redwood Services Group, LLC	(6) (8) (10) (11)	First Lien Debt	S +	5.25%	8.99%	06/15/2029	46,198	45,778	46,083	1.49
Redwood Services Group, LLC	(6) (8)	First Lien Debt	S +	5.25%	8.99%	06/15/2029	37,713	37,344	37,619	1.22
Ridge Trail US Bidco, Inc.	(6) (8) (11) (15)	First Lien Debt	S +	4.50%	8.23%	09/30/2031	38,377	37,915	38,377	1.24

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate & Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
Ridge Trail US Bidco, Inc.	(6) (8) (15) (18)	First Lien Debt	S +	4.50%	8.23%	09/30/2031	1,867	1,775	1,867	0.06
Ridge Trail US Bidco, Inc.	(6) (8) (15) (18)	First Lien Debt	S +	4.50%	8.23%	03/31/2031	—	(49)	—	—
Sedgwick Claims Management Services, Inc.		First Lien Debt	S +	2.50%	6.14%	07/31/2031	7,336	7,355	7,240	0.23
Syntax Systems, Ltd.	(6) (8) (11) (15)	First Lien Debt	S +	4.75%	8.49%	10/27/2028	18,296	18,247	18,260	0.59
Thrive Buyer, Inc. (Thrive Networks)	(6) (8) (11)	First Lien Debt	S +	5.00% (incl 2.50% PIK)	8.73%	02/02/2032	36,075	35,775	34,271	1.11
Thrive Buyer, Inc. (Thrive Networks)	(6) (8)	First Lien Debt	S +	5.00% (incl 2.50% PIK)	8.73%	02/02/2032	8,282	8,212	7,867	0.25
Thrive Buyer, Inc. (Thrive Networks)	(6) (8) (18)	First Lien Debt	S +	4.50%	8.23%	02/02/2032	1,797	1,759	1,564	0.05
UpStack, Inc.	(6) (8) (11)	First Lien Debt	S +	5.00%	8.63%	08/25/2031	5,525	5,481	5,428	0.18
UpStack, Inc.	(6) (8) (18)	First Lien Debt	S +	5.00%	8.63%	08/25/2031	778	767	741	0.02
UpStack, Inc.	(6) (8) (18)	First Lien Debt	S +	5.00%	8.63%	08/25/2031	319	312	304	0.01
Victors Purchaser, LLC	(6) (9) (10)	First Lien Debt	S +	4.50%	8.23%	12/23/2032	14,081	13,980	14,081	0.46
Victors Purchaser, LLC	(6) (9) (18)	First Lien Debt	S +	4.50%	8.23%	12/23/2032	—	(8)	—	—
Victors Purchaser, LLC	(6) (9) (18)	First Lien Debt	S +	4.50%	8.23%	12/23/2032	183	172	183	0.01
Virtusa Corporation	(8)	First Lien Debt	S +	3.25%	6.89%	02/15/2029	4,924	4,933	4,250	0.14
								359,906	357,546	11.56
Leisure Products
Recess Holdings, Inc.	(7)	First Lien Debt	S +	3.75%	7.42%	02/20/2030	6,390	6,426	6,379	0.21
Life Sciences Tools & Services
Model N, Inc.	(6) (8) (12)	First Lien Debt	S +	4.75%	8.48%	06/27/2031	19,549	19,398	19,333	0.63
Model N, Inc.	(6) (8)	First Lien Debt	S +	4.75%	8.48%	06/27/2031	2,708	2,685	2,678	0.09
Model N, Inc.	(6) (8) (18)	First Lien Debt	S +	4.75%	8.48%	06/27/2031	—	(21)	(32)	0.00
Parexel International Corporation		First Lien Debt	S +	2.50%	6.14%	12/12/2031	6,462	6,469	6,462	0.21
								28,531	28,441	0.92
Machinery
AI Aqua Merger Sub, Inc.	(9)	First Lien Debt	S +	2.50%	6.14%	07/31/2028	7,319	7,322	7,309	0.24
Answer Acquisition, LLC	(6) (7) (11)	First Lien Debt	S +	6.00%	9.88%	06/30/2028	38,335	38,175	34,950	1.13
Answer Acquisition, LLC	(6) (7) (18)	First Lien Debt	S +	6.00%	9.88%	06/30/2028	2,264	2,253	1,954	0.06
Chase Intermediate, LLC	(6) (8) (18)	First Lien Debt	S +	4.75%	8.42%	10/30/2028	20,175	19,960	19,775	0.64
Chase Intermediate, LLC	(6) (8) (18)	First Lien Debt	S +	4.75%	8.42%	10/30/2028	369	361	353	0.01
Conair Holdings, LLC	(9)	First Lien Debt	S +	3.75%	7.51%	05/17/2028	3,820	3,821	3,279	0.11
Filtration Group Corporation	(9)	First Lien Debt	S +	2.50%	6.14%	10/21/2028	4,193	4,200	4,193	0.14
Icebox Holdco III, Inc.	(9)	First Lien Debt	S +	3.25%	6.98%	12/22/2031	5,347	5,365	5,358	0.17
MHE Intermediate Holdings, LLC	(6) (7) (11)	First Lien Debt	S +	6.00%	9.89%	07/21/2027	7,791	7,781	7,753	0.25
MHE Intermediate Holdings, LLC	(6) (7) (11)	First Lien Debt	S +	6.00%	9.89%	07/21/2027	6,330	6,306	6,299	0.20
MHE Intermediate Holdings, LLC	(6) (7) (18)	First Lien Debt	S +	6.00%	9.89%	07/21/2027	643	643	637	0.02
Roper Industrial Products Investment Company, LLC		First Lien Debt	S +	2.50%	6.14%	11/22/2029	3,920	3,934	3,916	0.13
TK Elevator US Newco, Inc.	(9)	First Lien Debt	S +	2.75%	6.38%	04/30/2030	7,238	7,256	7,265	0.23
								107,377	103,041	3.33
Multi-Utilities
Vessco Midco Holdings, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.15%	07/24/2031	33,794	33,541	33,301	1.08
Vessco Midco Holdings, LLC	(6) (8) (18)	First Lien Debt	S +	4.50%	8.15%	07/24/2031	10,119	10,030	9,927	0.32
Vessco Midco Holdings, LLC	(6) (8) (18)	First Lien Debt	P +	3.50%	10.25%	07/24/2031	—	(27)	(50)	0.00
								43,544	43,178	1.40
Pharmaceuticals
Caerus US 1, Inc.	(6) (8) (10) (11) (15)	First Lien Debt	S +	5.00%	8.73%	05/25/2029	40,188	39,738	39,515	1.28

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate & Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
Caerus US 1, Inc.	(6) (8) (15)	First Lien Debt	S +	5.00%	8.73%	05/25/2029	5,882	5,811	5,783	0.19
Caerus US 1, Inc.	(6) (8) (15) (18)	First Lien Debt	S +	5.00%	8.73%	05/25/2029	3,143	3,101	3,070	0.10
Real Chemistry Intermediate III, Inc.	(6) (9) (10)	First Lien Debt	S +	4.50%	8.23%	04/12/2032	19,125	19,042	18,838	0.61
Real Chemistry Intermediate III, Inc.	(6) (9) (18)	First Lien Debt	S +	4.50%	8.23%	04/12/2032	5,695	5,667	5,568	0.18
Real Chemistry Intermediate III, Inc.	(6) (9) (18)	First Lien Debt	S +	4.50%	8.23%	04/12/2032	—	(17)	(64)	0.00
Specialty Pharma III, Inc.	(6) (9)	First Lien Debt	S +	4.75%	8.44%	12/23/2032	3,706	3,688	3,669	0.12
Specialty Pharma III, Inc.	(6) (9) (18)	First Lien Debt	S +	4.75%	8.44%	12/23/2032	60	58	55	0.00
								77,088	76,434	2.47
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(6) (7) (11)	First Lien Debt	S +	6.00%	9.54%	09/10/2027	1,395	1,371	1,359	0.04
Abacus Data Holdings, Inc. (AbacusNext)	(6) (7) (18)	First Lien Debt	S +	6.00%	9.54%	09/10/2027	—	(10)	(16)	(0)
Accordion Partners, LLC	(6) (8)	First Lien Debt	S +	5.00%	8.67%	11/17/2031	56,731	56,289	56,302	1.82
Accordion Partners, LLC	(6) (8) (18)	First Lien Debt	S +	5.00%	8.67%	11/17/2031	9,531	9,455	9,442	0.31
Accordion Partners, LLC	(6) (8) (18)	First Lien Debt	S +	5.00%	8.67%	11/17/2031	—	(48)	(48)	(0)
Ascend Partner Services, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.13%	08/11/2031	1,287	1,277	1,271	0.04
Ascend Partner Services, LLC	(6) (8) (18)	First Lien Debt	S +	4.50%	8.13%	08/11/2031	2,568	2,546	2,534	0.08
Ascend Partner Services, LLC	(6) (8) (18)	First Lien Debt	S +	4.50%	8.13%	08/11/2031	—	(3)	(6)	(0)
Bullhorn, Inc.	(6) (7) (11)	First Lien Debt	S +	5.00%	8.64%	10/01/2029	3,429	3,412	3,405	0.11
Bullhorn, Inc.	(6) (7)	First Lien Debt	S +	5.00%	8.64%	10/01/2029	4,371	4,357	4,340	0.14
Bullhorn, Inc.	(6) (7) (18)	First Lien Debt	S +	5.00%	8.64%	10/01/2029	53	52	50	0.00
Carr, Riggs and Ingram Capital, LLC	(6) (9) (11)	First Lien Debt	S +	4.50%	8.23%	11/18/2031	14,479	14,361	14,371	0.46
Carr, Riggs and Ingram Capital, LLC	(6) (9) (18)	First Lien Debt	S +	4.50%	8.23%	11/18/2031	2,618	2,583	2,562	0.08
Carr, Riggs and Ingram Capital, LLC	(6) (9) (18)	First Lien Debt	S +	4.50%	8.23%	11/18/2031	553	526	527	0.02
ComPsych Investment Corp.	(6) (8) (12)	First Lien Debt	S +	4.75%	8.41%	07/22/2031	15,234	15,175	15,158	0.49
ComPsych Investment Corp.	(6) (8) (18)	First Lien Debt	S +	4.75%	8.41%	07/22/2031	—	(8)	(23)	0.00
CoreLogic, Inc.	(9)	First Lien Debt	S +	3.50%	7.26%	06/02/2028	4,910	4,903	4,848	0.16
Deerfield Dakota Holding, LLC	(6) (8)	First Lien Debt	S +	5.75% (incl. 2.75% PIK)	9.48%	09/13/2032	46,505	46,093	45,640	1.48
Deerfield Dakota Holding, LLC	(6) (8) (18)	First Lien Debt	S +	5.75% (incl. 2.75% PIK)	9.48%	09/13/2032	1,572	1,534	1,492	0.05
EAB Global, Inc.	(9)	First Lien Debt	S +	3.00%	6.64%	08/16/2030	3,900	3,899	3,492	0.11
GPS Merger Sub, LLC	(6) (7) (12)	First Lien Debt	S +	5.00%	8.64%	10/02/2029	22,464	22,244	22,464	0.73
GPS Merger Sub, LLC	(6) (7) (18)	First Lien Debt	S +	5.00%	8.64%	10/02/2029	915	884	915	0.03
GPS Merger Sub, LLC	(6) (7) (18)	First Lien Debt	S +	5.00%	8.64%	10/02/2029	932	890	932	0.03
IG Investment Holdings, LLC	(6) (8) (12)	First Lien Debt	S +	5.00%	8.66%	09/22/2028	32,764	32,563	32,764	1.06
IG Investment Holdings, LLC	(6) (8) (18)	First Lien Debt	S +	5.00%	8.66%	09/22/2028	—	(21)	—	—
IQN Holding Corp.	(6) (8) (12)	First Lien Debt	S +	5.25%	8.98%	05/02/2029	12,221	12,165	12,221	0.40
IQN Holding Corp.	(6) (8)	First Lien Debt	S +	5.25%	8.98%	05/02/2029	4,018	3,984	4,018	0.13
IQN Holding Corp.	(6) (8) (18)	First Lien Debt	S +	5.25%	8.98%	05/02/2028	578	575	578	0.02
KENG Acquisition, Inc.	(6) (7) (11) (12)	First Lien Debt	S +	4.50%	8.16%	08/01/2029	10,868	10,712	10,705	0.35
KENG Acquisition, Inc.	(6) (7)	First Lien Debt	S +	4.50%	8.16%	08/01/2029	10,212	10,059	10,059	0.33
KENG Acquisition, Inc.	(6) (7) (18)	First Lien Debt	S +	4.50%	8.16%	08/01/2029	—	(43)	(61)	0.00
Mermaid Bidco, Inc.		First Lien Debt	S +	3.25%	6.91%	07/03/2031	3,940	3,951	3,809	0.12
UHY Advisors, Inc.	(6) (8) (10)	First Lien Debt	S +	4.75%	8.42%	11/21/2031	7,631	7,568	7,573	0.24
UHY Advisors, Inc.	(6) (8) (18)	First Lien Debt	S +	4.75%	8.42%	11/21/2031	5,132	5,077	5,074	0.16
UHY Advisors, Inc.	(6) (8) (18)	First Lien Debt	S +	4.75%	8.42%	11/21/2031	432	416	416	0.01
Verdantas, LLC	(6) (8)	First Lien Debt	S +	5.25%	8.98%	05/06/2031	28,610	28,285	27,895	0.90

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate & Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
Verdantas, LLC	(6) (8)	First Lien Debt	S +	5.25%	8.98%	05/06/2031	3,536	3,486	3,434	0.11
Verdantas, LLC	(6) (8) (18)	First Lien Debt	S +	5.25%	8.98%	05/06/2030	894	865	817	0.03
WIPFLI Advisory, LLC	(6) (8)	First Lien Debt	S +	4.25%	7.94%	10/01/2032	7,083	7,051	7,012	0.23
WIPFLI Advisory, LLC	(6) (8) (18)	First Lien Debt	S +	4.25%	7.94%	10/01/2032	437	430	411	0.01
WIPFLI Advisory, LLC	(6) (8) (18)	First Lien Debt	S +	4.25%	7.94%	10/01/2032	—	(8)	(18)	0.00
								318,897	317,718	10.28
Real Estate Management & Development
Associations, Inc.	(6) (7) (10)	First Lien Debt	S +	6.50%	10.42%	07/03/2028	10,729	10,723	10,729	0.35
Associations, Inc.	(6) (7) (18)	First Lien Debt	S +	6.50%	10.42%	07/03/2028	443	442	443	0.01
Associations, Inc.	(6) (7) (18)	First Lien Debt	S +	6.50%	10.42%	07/03/2028	—	—	—	—
Inhabitiq, Inc.	(6) (8) (11)	First Lien Debt	S +	4.50%	8.14%	01/12/2032	17,051	16,980	17,051	0.55
Inhabitiq, Inc.	(6) (8) (18)	First Lien Debt	S +	4.50%	8.14%	01/12/2032	—	(9)	—	—
Inhabitiq, Inc.	(6) (8) (18)	First Lien Debt	S +	4.50%	8.14%	01/12/2032	—	(12)	—	—
MRI Software, LLC	(6) (7) (11)	First Lien Debt	S +	4.75%	8.48%	02/10/2028	67,701	67,617	67,547	2.18
MRI Software, LLC	(6) (7)	First Lien Debt	S +	4.75%	8.48%	02/10/2028	7,423	7,385	7,406	0.24
MRI Software, LLC	(6) (7) (18)	First Lien Debt	S +	4.75%	8.48%	02/10/2028	1,370	1,359	1,358	0.04
Pritchard Industries, LLC	(6) (8) (11)	First Lien Debt	S +	5.75%	9.60%	10/13/2027	10,555	10,486	10,271	0.33
Pritchard Industries, LLC	(6) (8) (10)	First Lien Debt	S +	5.75%	9.60%	10/13/2027	2,524	2,507	2,456	0.08
Zarya Intermediate, LLC	(6) (7) (11) (15)	First Lien Debt	S +	6.50%	10.17%	07/01/2027	38,281	38,266	37,848	1.22
Zarya Intermediate, LLC	(6) (7) (15) (18)	First Lien Debt	S +	6.50%	10.17%	07/01/2027	1,624	1,624	1,581	0.05
								157,368	156,690	5.07
Software
Alert Media, Inc.	(6) (7)	First Lien Debt	S +	6.25% (5.25% PIK)	8.92%	04/12/2028	33,003	32,812	32,587	1.05
Alert Media, Inc.	(6) (7) (18)	First Lien Debt	S +	6.25% (5.25% PIK)	8.92%	04/12/2028	677	662	628	0.02
Anaplan, Inc.	(6) (8) (10) (11)	First Lien Debt	S +	4.50%	8.17%	06/21/2029	79,566	78,944	79,169	2.56
Appfire Technologies, LLC	(6) (7) (11)	First Lien Debt	S +	4.75%	8.48%	03/09/2028	13,460	13,442	13,439	0.43
Appfire Technologies, LLC	(6) (7) (18)	First Lien Debt	S +	4.75%	8.48%	03/09/2028	—	(3)	(1)	0.00
Applied Systems, Inc.		First Lien Debt	S +	2.25%	5.98%	02/24/2031	3,920	3,935	3,847	0.12
Apryse Software Corp.	(6) (9) (11) (12)	First Lien Debt	S +	4.50%	8.24%	06/28/2032	47,559	47,136	47,556	1.54
Apryse Software Corp.	(6) (9) (18)	First Lien Debt	S +	4.50%	8.24%	06/28/2032	2,312	2,279	2,312	0.07
Archduke Buyer, Inc.	(6) (9)	First Lien Debt	S +	5.50%	9.16%	12/03/2032	3,776	3,741	3,684	0.12
Archduke Buyer, Inc.	(6) (9) (18)	First Lien Debt	S +	5.50%	9.16%	12/03/2032	—	(3)	(7)	0.00
Artifact Bidco, Inc.	(6) (9)	First Lien Debt	S +	4.15%	7.88%	07/28/2031	21,837	21,667	21,837	0.71
Artifact Bidco, Inc.	(6) (9) (18)	First Lien Debt	S +	4.15%	7.88%	07/28/2031	—	(19)	—	—
Artifact Bidco, Inc.	(6) (9) (18)	First Lien Debt	S +	4.15%	7.88%	07/26/2030	—	(26)	—	—
AuditBoard, Inc.	(6) (8) (12)	First Lien Debt	S +	5.00%	8.72%	07/14/2031	34,200	33,935	33,125	1.07
AuditBoard, Inc.	(6) (8) (11)	First Lien Debt	S +	5.00%	8.72%	07/14/2031	16,286	16,152	15,774	0.51
AuditBoard, Inc.	(6) (8) (18)	First Lien Debt	S +	5.00%	8.72%	07/14/2031	—	(47)	(205)	-0.01
Banyan Software Holdings, LLC	(6) (7) (11)	First Lien Debt	S +	5.50%	9.14%	01/02/2031	30,054	29,815	29,679	0.96
Banyan Software Holdings, LLC	(6) (7) (18)	First Lien Debt	S +	5.50%	9.14%	01/02/2031	24,841	24,611	24,459	0.79
Banyan Software Holdings, LLC	(6) (7) (18)	First Lien Debt	S +	5.50%	9.14%	01/02/2031	600	576	559	0.02
Bottomline Technologies, Inc.	(6) (8) (12)	First Lien Debt	S +	4.50%	8.23%	05/14/2029	3,457	3,423	3,457	0.11
Bottomline Technologies, Inc.	(6) (8) (18)	First Lien Debt	S +	4.50%	8.23%	05/15/2028	—	(11)	—	—
CLEO Communications Holding, LLC	(6) (7) (11)	First Lien Debt	S +	5.50%	9.24%	06/09/2027	15,933	15,890	15,933	0.52
CLEO Communications Holding, LLC	(6) (7) (18)	First Lien Debt	S +	5.50%	9.24%	06/09/2027	—	(14)	—	—

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate & Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
Cloudera, Inc.	(9)	First Lien Debt	S +	3.75%	7.49%	10/08/2028	7,322	7,290	5,646	0.18
Clover Holdings 2, LLC		First Lien Debt	S +	3.75%	7.38%	12/09/2031	5,940	5,937	5,663	0.18
Coupa Holdings, LLC	(6) (8) (10) (11)	First Lien Debt	S +	5.25%	8.91%	02/27/2030	20,607	20,295	20,607	0.67
Coupa Holdings, LLC	(6) (8)	First Lien Debt	S +	5.25%	8.91%	02/27/2030	850	839	850	0.03
Coupa Holdings, LLC	(6) (8) (18)	First Lien Debt	S +	5.25%	8.91%	02/27/2029	434	428	434	0.01
Cyara AcquisitionCo, LLC	(6) (7)	First Lien Debt	S +	5.50%	9.23%	06/28/2029	63,071	62,174	61,809	2.00
Cyara AcquisitionCo, LLC	(6) (7) (18)	First Lien Debt	S +	5.50%	9.23%	06/28/2029	—	(52)	(77)	0.00
Diligent Corporation	(6) (8)	First Lien Debt	S +	8.42% PIK	12.09%	08/02/2030	73,157	72,765	71,804	2.32
Diligent Corporation	(6) (8) (18)	First Lien Debt	S +	8.42% PIK	12.09%	08/02/2030	2,819	2,784	2,687	0.09
Dragon Buyer, Inc.		First Lien Debt	S +	2.75%	6.48%	09/30/2031	4,850	4,852	4,060	0.13
E-Discovery AcquireCo, LLC	(6) (7) (11)	First Lien Debt	S +	6.25%	9.81%	08/29/2029	36,564	36,056	35,236	1.14
E-Discovery AcquireCo, LLC	(6) (7) (18)	First Lien Debt	S +	6.25%	9.81%	08/29/2029	2,322	2,275	2,164	0.07
ECI Macola Max Holding, LLC	(8)	First Lien Debt	S +	2.75%	6.48%	05/09/2030	4,777	4,781	4,526	0.15
Emburse, Inc.	(6) (8) (10)	First Lien Debt	S +	4.25%	7.98%	05/28/2032	22,105	22,057	22,105	0.71
Emburse, Inc.	(6) (8) (18)	First Lien Debt	S +	4.25%	7.98%	05/28/2032	—	(4)	—	—
Emburse, Inc.	(6) (8) (18)	First Lien Debt	S +	4.25%	7.98%	05/28/2032	—	(8)	—	—
Epicor Software Corporation		First Lien Debt	S +	2.75%	6.39%	05/30/2031	5,097	5,100	4,861	0.16
Espresso Bidco, Inc.	(6) (8) (11)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.48%	03/25/2032	27,877	27,532	27,320	0.88
Espresso Bidco, Inc.	(6) (8) (18)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.48%	03/25/2032	6,898	6,803	6,748	0.22
Espresso Bidco, Inc.	(6) (8) (18)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.48%	03/25/2032	—	(41)	(66)	0.00
Everbridge Holdings, LLC	(6) (8) (12)	First Lien Debt	S +	5.00%	8.68%	07/02/2031	53,550	53,342	53,550	1.73
Everbridge Holdings, LLC	(6) (8) (18)	First Lien Debt	S +	5.00%	8.68%	07/02/2031	3,599	3,569	3,599	0.12
Everbridge Holdings, LLC	(6) (8) (18)	First Lien Debt	S +	5.00%	8.68%	07/02/2031	—	(13)	—	—
Formstack Acquisition, Co.	(6) (7)	First Lien Debt	S +	5.25%	8.98%	03/28/2030	52,397	51,866	51,905	1.68
Formstack Acquisition, Co.	(6) (7)	First Lien Debt	S +	5.25%	8.98%	03/28/2030	5,096	5,049	5,048	0.16
Formstack Acquisition, Co.	(6) (7) (18)	First Lien Debt	S +	5.25%	8.98%	03/28/2030	2,235	2,137	2,135	0.07
Fullsteam Operations, LLC	(6) (8) (12)	First Lien Debt	S +	5.25%	8.90%	08/08/2031	30,893	30,620	30,012	0.97
Fullsteam Operations, LLC	(6) (8) (18)	First Lien Debt	S +	5.25%	8.90%	08/08/2031	—	(44)	(293)	-0.01
Fullsteam Operations, LLC	(6) (8) (18)	First Lien Debt	S +	5.25%	8.90%	08/08/2031	1,116	1,086	1,018	0.03
Granicus, Inc.	(6) (8) (10) (11)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	9.41%	01/17/2031	63,877	63,462	63,877	2.07
Granicus, Inc.	(6) (8) (18)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	9.41%	01/17/2031	13,837	13,769	13,837	0.45
Granicus, Inc.	(6) (8) (18)	First Lien Debt	P +	4.25%	11.00%	01/17/2031	702	646	702	0.02
GS AcquisitionCo, Inc.	(6) (7) (11)	First Lien Debt	S +	5.25%	8.98%	05/25/2028	61,571	61,460	57,783	1.87
GS AcquisitionCo, Inc.	(6) (7)	First Lien Debt	S +	5.25%	8.98%	05/25/2028	1,434	1,431	1,346	0.04
GS AcquisitionCo, Inc.	(6) (7) (18)	First Lien Debt	S +	5.25%	8.98%	05/25/2028	5,314	5,303	4,987	0.16
Hootsuite, Inc.	(6) (8) (15)	First Lien Debt	S +	5.50%	9.17%	05/22/2030	18,522	18,325	18,244	0.59
Hootsuite, Inc.	(6) (8) (15) (18)	First Lien Debt	S +	5.50%	9.17%	05/22/2030	252	232	220	0.01
Icefall Parent, Inc.	(6) (7) (11)	First Lien Debt	S +	4.50%	8.23%	01/25/2030	6,924	6,832	6,924	0.22
Icefall Parent, Inc.	(6) (7) (18)	First Lien Debt	S +	4.50%	8.23%	01/25/2030	—	(8)	—	—
Jawbreaker Parent, Inc.	(6) (9) (12)	First Lien Debt	S +	4.75%	8.48%	01/31/2033	4,759	4,713	4,687	0.15
Jawbreaker Parent, Inc.	(6) (9) (18)	First Lien Debt	S +	4.75%	8.48%	01/31/2033	—	(3)	(9)	(0)
Jawbreaker Parent, Inc.	(6) (9) (18)	First Lien Debt	S +	4.75%	8.48%	01/31/2033	—	(6)	(9)	0.00
LegitScript, LLC	(6) (8) (11) (12)	First Lien Debt	S +	5.25%	8.89%	06/24/2029	36,417	36,090	35,962	1.16
LegitScript, LLC	(6) (8)	First Lien Debt	S +	5.25%	8.89%	06/24/2029	963	954	951	0.03
LegitScript, LLC	(6) (8) (18)	First Lien Debt	S +	5.25%	8.89%	06/24/2028	3,516	3,481	3,442	0.11

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate & Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
LogRhythm, Inc.	(6) (7)	First Lien Debt	S +	7.50% (incl. 6.75% PIK)	11.16%	07/02/2029	6,875	6,739	5,964	0.19
LogRhythm, Inc.	(6) (7) (18)	First Lien Debt	S +	7.50% (incl. 6.75% PIK)	11.16%	07/02/2029	—	(12)	(90)	0.00
Magenta Buyer, LLC	(9)	First Lien Debt	S +	5.00%	8.93%	07/27/2028	4,774	4,768	1,432	0.05
McAfee, LLC	(9)	First Lien Debt	S +	3.00%	6.64%	03/01/2029	3,681	3,671	3,258	0.11
Montana Buyer, Inc.	(6) (8) (11) (12)	First Lien Debt	S +	4.75%	8.39%	07/22/2029	31,711	31,441	31,711	1.03
Montana Buyer, Inc.	(6) (8) (18)	First Lien Debt	S +	4.75%	8.39%	07/22/2028	—	(21)	—	—
Nasuni Corporation	(6) (8) (11)	First Lien Debt	S +	5.00%	8.73%	09/10/2030	21,552	21,308	21,174	0.68
Nasuni Corporation	(6) (8) (18)	First Lien Debt	S +	5.00%	8.73%	09/10/2030	—	(47)	(79)	(0.00)
Netwrix Corporation And Concept Searching, Inc.	(6) (8) (10) (11) (12)	First Lien Debt	S +	4.75%	8.37%	06/11/2029	24,919	24,804	24,483	0.79
Netwrix Corporation And Concept Searching, Inc.	(6) (8) (18)	First Lien Debt	S +	4.75%	8.37%	06/11/2029	—	(6)	(28)	(0.00)
Oak Purchaser, Inc.	(6) (8) (11)	First Lien Debt	S +	5.50%	9.23%	05/31/2028	12,502	12,435	12,283	0.40
Oak Purchaser, Inc.	(6) (8)	First Lien Debt	S +	5.50%	9.23%	05/31/2028	9,513	9,454	9,294	0.30
Oak Purchaser, Inc.	(6) (8) (18)	First Lien Debt	S +	5.50%	9.23%	05/31/2028	378	369	345	0.01
OceanKey (U.S.) II Corp.	(9)	First Lien Debt	S +	3.50%	7.24%	12/15/2028	6,833	6,840	6,534	0.21
Onit, Inc.	(6) (8) (11)	First Lien Debt	S +	4.75%	8.36%	01/27/2032	31,403	31,138	31,403	1.02
Onit, Inc.	(6) (8) (18)	First Lien Debt	S +	4.75%	8.36%	01/27/2032	—	(55)	—	—
Onit, Inc.	(6) (8) (18)	First Lien Debt	S +	4.75%	8.36%	01/27/2032	—	(37)	—	—
Optimizely North America, Inc.	(6) (8) (15)	First Lien Debt	S +	5.50% (incl. 3.00% PIK)	9.14%	10/30/2031	11,604	11,510	11,169	0.36
Optimizely North America, Inc.	(6) (8) (15)	First Lien Debt	E +	5.75% (incl. 3.00% PIK)	7.80%	10/30/2031	$6,608	7,123	7,271	0.24
Optimizely North America, Inc.	(6) (8) (15)	First Lien Debt	SA +	6.00% (incl. 3.00% PIK)	9.73%	10/30/2031	$2,203	2,843	2,814	0.09
Optimizely North America, Inc.	(6) (8) (15) (18)	First Lien Debt	S +	5.50% (incl. 3.00% PIK)	9.14%	10/30/2031	—	(15)	(76)	0.00
Polaris Newco, LLC	(9)	First Lien Debt	S +	4.00%	7.93%	06/02/2028	5,759	5,762	4,982	0.16
Pound Bidco, Inc.	(6) (7) (11) (15)	First Lien Debt	S +	5.25%	8.89%	05/01/2029	4,028	4,027	3,979	0.13
Pound Bidco, Inc.	(6) (7) (15) (18)	First Lien Debt	S +	5.25%	8.89%	05/01/2029	263	262	258	0.01
Project Boost Purchaser, LLC		First Lien Debt	S +	2.75%	6.48%	07/16/2031	4,925	4,931	4,788	0.15
Project Leopard Holdings, Inc.	(9) (11) (12) (15)	First Lien Debt	S +	5.25%	9.01%	07/20/2029	22,504	21,660	13,525	0.44
Proofpoint, Inc.	(9)	First Lien Debt	S +	3.00%	6.73%	08/31/2028	6,935	6,931	6,684	0.22
Quartz Acquireco, LLC		First Lien Debt	S +	2.25%	5.98%	06/28/2030	4,875	4,883	4,061	0.13
Revalize, Inc.	(6) (7) (11)	First Lien Debt	S +	6.50% (incl. 1.75% PIK)	10.13%	04/16/2029	14,487	14,182	13,066	0.42
Revalize, Inc.	(6) (7) (18)	First Lien Debt	S +	6.50% (incl. 1.75% PIK)	10.13%	04/16/2029	332	328	255	0.01
Riskonnect Parent, LLC	(6) (8) (10) (11)	First Lien Debt	S +	4.75%	8.49%	12/07/2028	30,134	29,822	29,984	0.97
Riskonnect Parent, LLC	(6) (8)	First Lien Debt	S +	4.75%	8.49%	12/07/2028	17,105	16,919	17,020	0.55
Riskonnect Parent, LLC	(6) (8) (18)	First Lien Debt	S +	4.75%	8.49%	12/07/2028	610	570	589	0.02
Rivet Bidco Limited	(6) (9) (15)	First Lien Debt	S +	4.50%	8.24%	04/08/2032	635	629	629	0.02
Rivet Bidco Limited	(6) (9)(15) (18)	First Lien Debt	S +	4.50%	8.24%	04/08/2032	-	(2)	(2)	0.00
Rivet Bidco Limited	(6) (9) (15) (18)	First Lien Debt	S +	4.50%	8.24%	04/08/2032	58	57	57	0.00
Runway Bidco, LLC	(6) (9) (11)	First Lien Debt	S +	4.50%	8.23%	12/17/2031	17,829	17,681	17,383	0.56
Runway Bidco, LLC	(6) (9) (18)	First Lien Debt	S +	4.50%	8.23%	12/17/2031	—	(18)	(112)	0.00
Runway Bidco, LLC	(6) (9) (18)	First Lien Debt	S +	4.50%	8.23%	12/17/2031	—	(18)	(56)	0.00
Saturn Borrower, Inc.	(6) (7) (10)	First Lien Debt	S +	6.00%	9.73%	11/10/2028	17,458	17,284	16,955	0.55
Saturn Borrower, Inc.	(6) (7) (18)	First Lien Debt	S +	6.00%	9.73%	11/10/2028	791	764	707	0.02
Securonix, Inc.	(6) (8) (11) (12)	First Lien Debt	S +	7.75% (incl. 3.75% PIK)	11.42%	04/05/2029	31,765	31,266	25,646	0.83
Securonix, Inc.	(6) (8) (18)	First Lien Debt	S +	7.75% (incl. 3.75% PIK)	11.42%	04/05/2029	1,801	1,722	760	0.02
Trunk Acquisition, Inc.	(6) (7) (11)	First Lien Debt	S +	5.75%	9.49%	02/19/2030	13,036	12,978	13,026	0.42
Trunk Acquisition, Inc.	(6) (7) (18)	First Lien Debt	S +	5.75%	9.49%	02/19/2030	1,841	1,828	1,840	0.06

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate & Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
Trunk Acquisition, Inc.	(6) (7) (18)	First Lien Debt	S +	5.75%	9.49%	02/19/2030	-	(3)	(1)	0.00
UKG, Inc.		First Lien Debt	S +	2.25%	5.91%	02/10/2031	7,382	7,392	6,937	0.22
Vanco Payment Solutions, LLC	(6) (8)	First Lien Debt	S +	4.75%	8.48%	12/01/2031	3,706	3,672	3,632	0.12
Vanco Payment Solutions, LLC	(6) (8) (18)	First Lien Debt	S +	4.75%	8.48%	12/01/2031	-	(2)	(4)	0.00
Vision Solutions, Inc.	(8)	First Lien Debt	S +	4.00%	7.93%	04/24/2028	3,267	3,236	2,486	0.08
								1,358,046	1,322,063	42.76
Specialty Retail
Les Schwab Tire Centers		First Lien Debt	S +	2.50%	6.17%	04/23/2031	5,690	5,693	5,662	0.18
Textiles, Apparel & Luxury Goods
Gloves Buyer, Inc.	(9)	First Lien Debt	S +	4.00%	7.64%	05/21/2032	6,965	6,801	6,984	0.23
								6,801	6,984	0.23
Trading Companies & Distributors
Spin Holdco, Inc.	(9)	First Lien Debt	S +	4.00%	7.93%	09/04/2030	2,375	2,377	1,778	0.06
White Cap Buyer, LLC		First Lien Debt	S +	3.25%	6.89%	10/19/2029	2,407	2,408	2,402	0.08
								4,785	4,180	0.14
Transportation Infrastructure
Brown Group Holding, LLC	(9)	First Lien Debt	S +	2.50%	6.16%	07/01/2031	4,913	4,917	4,922	0.16
Jeppesen Holdings, LLC	(6) (9)	First Lien Debt	S +	4.75%	8.41%	11/01/2032	32,648	32,496	32,321	1.05
Jeppesen Holdings, LLC	(6) (9) (18)	First Lien Debt	S +	4.75%	8.41%	11/01/2032	—	(7)	(16)	0.00
KKR Apple Bidco, LLC		First Lien Debt	S +	2.50%	6.14%	09/23/2031	7,240	7,222	7,243	0.23
								44,628	44,470	1.44
Wireless Telecommunication Services
CCI Buyer, Inc.	(6) (8) (11)	First Lien Debt	S +	5.00%	8.73%	05/13/2032	37,510	37,181	37,233	1.20
CCI Buyer, Inc.	(6) (8) (18)	First Lien Debt	S +	5.00%	8.73%	05/13/2032	—	(18)	(16)	(0)
Mobile Communications America, Inc.	(6) (7) (11) (12)	First Lien Debt	S +	4.75%	8.42%	10/16/2029	13,309	13,189	13,309	0.43
Mobile Communications America, Inc.	(6) (7) (18)	First Lien Debt	S +	4.75%	8.42%	10/16/2029	3,995	3,943	3,995	0.13
Mobile Communications America, Inc.	(6) (7) (18)	First Lien Debt	S +	4.75%	8.42%	10/16/2029	—	(18)	—	—
								54,277	54,521	1.76
Total Debt Investments - non-controlled/non-affiliated								$5,839,468	$5,725,781	185.24%
Debt Investments - non-controlled/affiliated
Distributors
Alpine Acquisition Corp. II	(6) (7)	First Lien Debt	S +	5.25%	8.79%	01/14/2031	9,870	9,870	9,870	0.32
Alpine Acquisition Corp. II	(6) (7) (18)	First Lien Debt	S +	5.25%	8.79%	01/14/2031	—	(3)	—	—
Alpine Acquisition Corp. II	(6) (7) (18)	First Lien Debt	S +	5.25%	8.79%	01/14/2031	—	(77)	—	—
								9,790	9,870	0.32
Electronic Equipment, Instruments & Components
Abracon Borrower, LLC	(6) (19)	First Lien Debt	S +	5.50%	9.38%	06/10/2030	10,879	10,879	10,879	0.35
Abracon Borrower, LLC	(6) (18) (19)	First Lien Debt	S +	5.50%	9.38%	06/10/2030	46	1	1	0.00
								10,880	10,880	0.35
Health Care Providers & Services
DCA Buyer, LLC	(6) (8) (19)	First Lien Debt	S +	6.50% (incl. 2.25% PIK)	10.25%	06/02/2031	32,679	32,637	32,637	1.06
Professional Services
KWOR Acquisition, Inc.	(6) (7)	Second Lien Debt	S +	6.25% (incl. 5.25% PIK)	9.92%	02/28/2030	4,884	4,884	4,884	0.16
KWOR Acquisition, Inc.	(6) (7) (18)	First Lien Debt	S +	6.25% (incl. 5.25% PIK)	9.92%	02/28/2030	—	(54)	—	—
KWOR Acquisition, Inc.	(6) (7) (18)	First Lien Debt	S +	6.25% (incl. 5.25% PIK)	9.92%	02/28/2030	—	(77)	—	—

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments-non-controlled/ non-affiliated(1) (2)	Footnotes	Investment	Reference Rate & Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost (5)	Fair Value	Percentage of Net Assets
KWOR Acquisition, Inc.	(6) (7)	Unsecured Debt	S +	8.00% PIK	11.67%	02/28/2030	5,193	5,192	3,401	0.11
								9,945	8,285	0.27
Total Debt Investments - non-controlled/affiliated								63,252	61,672	1.99
Total Debt Investments								$5,902,720	$5,787,453	187.19%

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares (4)	Cost (5)	Fair Value	Percentage of Net Assets
Equity Investments - non-controlled/non-affiliated
Aerospace & Defense
AASC Holdings, LP	(6) (16) (17)	Common Equity		11/14/2025	90	$98	$117	0.00
Automobile Components
Continental Group Holdings, LP	(6) (14) (16) (17)	Common Equity		07/16/2025	15,517	—	—	—
Shelby Co-invest, LP (Spectrum Automotive)	(6) (16) (17)	Common Equity		06/29/2021	1,500	228	295	0.01
						228	295	0.01
Commercial Services & Supplies
Firebird Acquisition Corp, Inc.	(6) (16) (17)	Common Equity		01/17/2025	250,000	238	358	0.01
Procure Acquiom Financial, LLC (Procure Analytics)	(6) (16) (17)	Common Equity		12/20/2021	500,000	625	916	0.03
Surewerx Topco, LP	(6) (15) (16) (17)	Common Equity		12/28/2022	384	413	487	0.02
						1,276	1,761	0.06
Containers & Packaging
BP Purchaser, LLC	(6) (16) (17)	Common Equity		12/10/2021	1,383,156	878	—	—
BP Purchaser, LLC Rights	(6) (16) (17)	Common Equity		03/12/2024	1,666,989	75	—	—
FORTIS Solutions Group, LLC	(6) (16)	Preferred Equity	12.25% PIK	06/24/2022	4,000,000	6,395	3,903	0.13
						7,348	3,903	0.13
Diversified Consumer Services
Eclipse Topco, Inc.	(6) (16)	Preferred Equity	12.50% PIK	09/05/2024	214	2,626	2,494	0.08
FPG Parent, LLC	(6) (16) (17)	Common Equity		07/25/2025	5,945	—	—	—
Leaf Home, LLC	(6) (16)	Preferred Equity	14.00% PIK	09/05/2025	600	651	796	0.03
Leaf Home, LLC	(6) (16) (17)	Warrants		09/05/2025	2	—	—	—
LUV Car Wash	(6) (16) (17)	Common Equity		04/06/2022	1,383	1,331	786	0.03
						4,608	4,076	0.13
Electrical Equipment
Sparkstone Electrical Group	(6) (16) (17)	Common Equity		10/15/2024	1,500	150	69	0.00
Financial Services
Applitools, Inc.	(6) (15) (16) (17)	Common Equity		07/18/2025	3,880,115	2,218	1,351	0.04
GTCR ABC Holdings, LLC	(6) (16) (17)	Common Equity		04/14/2026	99,900	—	—	—
GTCR ABC Holdings, LLC	(6) (16)	Preferred Equity	8.00% PIK	04/14/2026	100	102	102	0.00
						2,320	1,453	0.05
Health Care Providers & Services
SDB Holdco, LLC	(6) (16) (17)	Common Equity		03/29/2024	14,561,479	—	—	—
Suveto Buyer, LLC	(6) (15) (16) (17)	Common Equity		11/19/2021	3,398	307	429	0.01
Vardiman Black Holdings, LLC	(6) (14) (16) (17)	Preferred Equity	6.00% PIK	03/29/2024	7,065,190	5,264	—	—
						5,571	429	0.01
Insurance Services
Amerilife Holdings, LLC	(6) (16) (17)	Common Equity		09/01/2022	9,880	273	552	0.02
Frisbee Holdings, LP (Fetch)	(6) (16) (17)	Common Equity		10/31/2022	33,276	424	1,215	0.04
Integrity Marketing Acquisition, LLC	(6) (16)	Preferred Equity	10.50% PIK	12/21/2021	750,000	1,183	746	0.02
						1,880	2,513	0.08
Interactive Media & Services
FMG Suite Holdings, LLC	(6) (16) (17)	Common Equity		09/09/2025	500	—	—	—
FMG Suite Holdings, LLC	(6) (16)	Preferred Equity	8.00% PIK	09/09/2025	500	533	513	0.02
						533	513	0.02

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Acquisition Date	Par Amount/ Shares (4)	Cost (5)	Fair Value	Percentage of Net Assets

Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(6) (16) (17)	Common Equity			07/12/2021	5,196	317	120	0.00
Verdantas, LLC	(6) (16) (17)	Common Equity			05/03/2024	8,848	9	12	0.00
Verdantas, LLC	(6) (16)	Preferred Equity		10.00% PIK	05/03/2024	875,952	1,084	1,229	0.04
							1,410	1,361	0.04
Real Estate Management & Development
Pritchard Industries, LLC	(6) (16) (17)	Common Equity			10/13/2021	332,248	352	245	0.01
Software
Cohesity Global, Inc.	(16)	Preferred Equity			12/09/2024	18,617	382	382	0.01
Fullsteam Operations, LLC	(6) (16) (17)	Common Equity			11/27/2023	45,080	1,520	3,765	0.12
Knockout Intermediate Holdings I, Inc.	(6) (16)	Preferred Equity	S+	10.75% PIK	06/25/2022	5,482	11,784	10,206	0.33
New Blackboard, LLC	(16) (17)	Common Equity			02/27/2026	20,981	—	—	—
New Blackboard, LLC	(16)	Preferred Equity		5.65% PIK	02/27/2026	97	2	2	0.00
Revalize, Inc.	(6) (16)	Preferred Equity	S+	10.00% PIK	12/29/2022	2,951	5,203	3,027	0.10
Reveal Data Solutions	(6) (16) (17)	Common Equity			08/29/2023	861,539	1,122	722	0.02
RSK Holdings, Inc. (Riskonnect)	(6) (16)	Preferred Equity	S+	10.50% PIK	07/07/2022	10,679,200	17,679	18,259	0.59
Wheel Pros, LLC	(16) (17)	Common Equity			12/02/2024	10,032	1,655	1,655	0.05
							39,347	38,018	1.23
Total Equity Investments - non-controlled/non-affiliated							$65,121	$54,753	1.77%
Equity Investments - non-controlled/affiliated
Distributors
48Forty TopCo, LLC	(6) (16) (17)	Common Equity			01/14/2026	2,812	—	—	—
48Forty TopCo, LLC	(6) (16)	Preferred Equity			01/14/2026	2,812	11,437	11,107	0.36
							11,437	11,107	0.36
Electronic Equipment, Instruments & Components
Abracon TopCo, LLC	(6) (16) (17) (19)	Common Equity			06/08/2026	6,193	3,400	3,400	0.11
Health Care Providers & Services
DCA TopCo, LP	(6) (16) (17) (19)	Common Equity			06/02/2026	1,832,811	15,547	15,547	0.50
Professional Services
KWOR Intermediate I, Inc.	(6) (16) (17)	Common Equity			02/28/2025	2,785	1,069	—	—
KWOR Intermediate I, Inc.	(6) (14) (16) (17)	Preferred Equity		8.00% PIK	02/28/2025	2,978,848	3,297	—	—
							4,366	-	0.00
Total Equity Investments - non-controlled/affiliated							$34,750	$30,054	0.97%
Equity Investments - controlled/affiliated
Investments in Joint Ventures
North Haven Keystone, LLC	(15) (16) (20)	LLC Interest			10/30/2025	110,439,200	110,439	108,372	3.51

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Total Equity Investments - controlled/affiliated	$110,439	$108,372	3.51%
Total Equity Investments	$210,310	$193,179	6.25%
Total Portfolio Investments	$6,113,030	$5,980,632	193.43%

Cash and Cash Equivalents and Short Term Investments
J.P. Morgan US Government Money Market Fund - Institutional Shares	3.49%	28,898	28,898	0.93%
Cash and Cash Equivalents		135,854	135,854	4.39%
Total Cash and Cash Equivalents and Short Term Investments		164,752	164,752	5.33%
Total Portfolio Investments, Cash and Cash Equivalents and Short Term Investments		$6,277,782	$6,145,384	198.76%

(1)

Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” includes the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments (including preferred equity investments) are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of June 30, 2026, the Company “controls” one of its portfolio companies, as indicated below. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2026, the Company was an “affiliated person” of four of its portfolio companies, as indicated below.

(2)	Unless otherwise indicated, the Company's investments are pledged as collateral supporting the amounts outstanding under the ING Facility (as defined below). See Note 6 "Debt".
(3)

Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either CORRA ("C") or EURIBOR ("E") or SOFR ("S") or SONIA ("SA")or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2026. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2026. As of June 30, 2026, the reference rates for our variable rate loans were the C at 2.32%, 1-month E at 2.20%, 1-month S at 3.65%, 3-month S at 3.73%, 6-month S at 3.70%, SA at 3.73% and the P at 6.75%.

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

(7)	Loan includes interest rate floor of 1.00%.
(8)	Loan includes interest rate floor of 0.75%.
(9)	Loan includes interest rate floor of 0.50%.
(10)	Assets or a portion thereof are pledged as collateral for the CBNA Funding Facility. See Note 6 "Debt".
(11)	Assets or a portion thereof are pledged as collateral for the JPM Funding Facility. See Note 6 “Debt”.
(12)	Assets or a portion thereof are pledged as collateral for the Wells Fargo Funding Facility. See Note 6 “Debt”.
(13)	The investment includes an exit fee that is receivable upon certain conditions being met. See Note 2 "Significant Accounting Policies".
(14)	Investment was on non-accrual status as of June 30, 2026.
(15)

The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2026, non-qualifying assets represented 8.71% of total assets as calculated in accordance with regulatory requirements.

(16)

Securities exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities”. As of June 30, 2026, the aggregate fair value of these securities was $193,179 or 6.25% of the Company’s net assets. The initial acquisition dates have been included for such securities.

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

(17)	Non-income producing security.
(18)

Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of June 30, 2026:

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt — non-controlled/non-affiliated
365 Retail Market, LLC	Delayed Draw Term Loan	05/08/2028	$510	$(2)
365 Retail Market, LLC	Revolver	05/06/2033	748	(7)
AA&D Midco, Inc.	Revolver	11/29/2030	5,372	(54)
AWP Group Holdings, Inc.	Revolver	12/22/2032	3,549	(51)
Abacus Data Holdings, Inc. (AbacusNext)	Revolver	09/10/2027	600	(16)
Accel International Holdings, Inc.	Revolver	04/26/2032	2,199	—
Accordion Partners, LLC	Delayed Draw Term Loan	12/17/2027	2,218	(17)
Accordion Partners, LLC	Revolver	11/17/2031	6,393	(48)
Advarra Holdings, Inc.	Delayed Draw Term Loan	09/14/2026	1,191	(18)
Alert Media, Inc.	Revolver	04/12/2028	3,192	(40)
Amerilife Holdings, LLC	Delayed Draw Term Loan	02/28/2027	4,428	(11)
Amerilife Holdings, LLC	Revolver	08/31/2028	2,023	(5)
Answer Acquisition, LLC	Revolver	06/30/2028	1,237	(109)
Any Hour, LLC	Revolver	05/23/2030	154	(16)
Apex Service Partners, LLC	Revolver	10/24/2029	2,848	-
Apollo Acquisition, Inc.	Delayed Draw Term Loan	06/04/2027	9,452	(188)
Apollo Acquisition, Inc.	Revolver	12/30/2030	3,542	(70)
Appfire Technologies, LLC	Revolver	03/09/2028	623	(1)
Applitools, Inc.	Revolver	05/25/2028	1,120	(196)
Apryse Software Corp.	Revolver	06/28/2032	1,629	—
Aptean, Inc.	Delayed Draw Term Loan	02/14/2027	678	(12)
Aptean, Inc.	Revolver	01/30/2031	4,649	(84)
Archduke Buyer, Inc.	Revolver	12/03/2032	274	(7)
Arcoro Holdings Corp.	Revolver	03/28/2030	8,609	(267)
Artifact Bidco, Inc.	Delayed Draw Term Loan	05/22/2027	5,345	—
Artifact Bidco, Inc.	Revolver	07/26/2030	3,818	—
Ascend Partner Services, LLC	Delayed Draw Term Loan	08/09/2027	161	(2)
Ascend Partner Services, LLC	Revolver	08/11/2031	449	(6)
Assembly Intermediate, LLC	Revolver	10/19/2028	889	—
Associations, Inc.	Delayed Draw Term Loan	07/03/2028	398	—
Associations, Inc.	Revolver	07/03/2028	678	—
Astra Service Partners, LLC	Delayed Draw Term Loan	11/26/2027	710	(3)
Atlas US Finco, Inc.	Revolver	12/09/2028	4,395	(53)
AuditBoard, Inc.	Revolver	07/14/2031	6,514	(205)
BCTO Bluebill Midco, Inc.	Revolver	07/30/2032	2,667	(40)
Banyan Software Holdings, LLC	Delayed Draw Term Loan	10/08/2027	5,739	(72)
Banyan Software Holdings, LLC	Revolver	01/02/2031	2,661	(33)
Blue River PetCare, LLC	Delayed Draw Term Loan	02/11/2028	1,380	(10)
Blue River PetCare, LLC	Revolver	08/01/2029	251	(2)
Bottomline Technologies, Inc.	Revolver	05/15/2028	1,733	—
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	04/17/2028	7,126	(40)
Bridgepointe Technologies, LLC	Revolver	04/18/2033	2,829	(27)
Bullhorn, Inc.	Revolver	10/01/2029	346	(3)
CCI Buyer, Inc.	Revolver	05/13/2032	2,207	(16)

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
CLEO Communications Holding, LLC	Revolver	06/09/2027	5,358	—
COP Collisionright Parent, LLC	Delayed Draw Term Loan	04/04/2027	5,351	(54)
COP Collisionright Parent, LLC	Revolver	01/29/2030	4,712	(47)
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	08/27/2026	1,237	-
CRCI Longhorn Holdings, Inc.	Revolver	08/27/2031	1,471	—
CSHC Buyerco, LLC	Delayed Draw Term Loan	04/30/2029	177	(1)
CSHC Buyerco, LLC	Revolver	04/29/2033	260	(2)
Caerus US 1, Inc.	Revolver	05/25/2029	1,230	(21)
Carr, Riggs and Ingram Capital, LLC	Delayed Draw Term Loan	11/18/2026	4,794	(36)
Carr, Riggs and Ingram Capital, LLC	Revolver	11/18/2031	2,848	(21)
Catalis Intermediate, Inc.	Revolver	08/04/2027	2,634	(14)
Cerity Partners, LLC	Delayed Draw Term Loan	12/20/2027	4,815	(24)
Cerity Partners, LLC	Delayed Draw Term Loan	01/21/2027	191	(1)
Cerity Partners, LLC	Revolver	07/28/2031	593	(3)
Chase Intermediate, LLC	Delayed Draw Term Loan	04/10/2027	3,522	(60)
Chase Intermediate, LLC	Revolver	10/30/2028	608	(10)
Cliffwater, LLC	Revolver	04/22/2032	2,036	(15)
ComPsych Investment Corp.	Delayed Draw Term Loan	07/23/2027	4,667	(23)
Computer Services, Inc.	Delayed Draw Term Loan	11/15/2027	4,137	(69)
Consor Intermediate II, LLC	Delayed Draw Term Loan	11/10/2026	2,878	—
Consor Intermediate II, LLC	Revolver	05/12/2031	1,060	—
Coupa Holdings, LLC	Revolver	02/27/2029	217	—
Cyara AcquisitionCo, LLC	Revolver	06/28/2029	3,832	(77)
Cyber US Bidco, LLC	Delayed Draw Term Loan	01/02/2029	797	(16)
Cyber US Bidco, LLC	Revolver	12/30/2032	350	(7)
DA Blocker Corp.	Delayed Draw Term Loan	02/10/2027	2,425	(48)
DA Blocker Corp.	Revolver	02/10/2032	695	(14)
Deerfield Dakota Holding, LLC	Revolver	09/13/2032	2,715	(50)
Diligent Corporation	Revolver	08/02/2030	4,318	(80)
Drivecentric Holdings, LLC	Delayed Draw Term Loan	07/22/2027	8,375	—
Drivecentric Holdings, LLC	Revolver	08/15/2031	4,059	—
Dwyer Instruments, Inc.	Revolver	07/20/2029	671	(5)
E-Discovery AcquireCo, LLC	Revolver	08/29/2029	2,032	(74)
EVDR Purchaser, Inc.	Delayed Draw Term Loan	08/14/2026	9,071	-
EVDR Purchaser, Inc.	Revolver	02/14/2031	3,719	-
Eclipse Buyer, Inc.	Delayed Draw Term Loan	09/06/2026	1,417	(23)
Eclipse Buyer, Inc.	Revolver	09/06/2031	719	(12)
Emburse, Inc.	Delayed Draw Term Loan	05/28/2027	3,947	—
Emburse, Inc.	Revolver	05/28/2032	3,947	-
Energy Labs Holdings Corp.	Delayed Draw Term Loan	11/24/2027	825	(19)
Energy Labs Holdings Corp.	Revolver	04/07/2028	799	(18)
Espresso Bidco, Inc.	Delayed Draw Term Loan	03/25/2027	598	(12)
Espresso Bidco, Inc.	Revolver	03/25/2032	3,297	(66)
Essential Services Holding Corporation	Revolver	06/17/2030	1,804	(109)

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Everbridge Holdings, LLC	Delayed Draw Term Loan	07/02/2027	5,667	—
Everbridge Holdings, LLC	Revolver	07/02/2031	3,728	—
Express Wash Acquisition Company, LLC	Revolver	04/10/2031	335	(7)
FLS Holding, Inc.	Revolver	12/15/2028	28	(4)
FMG Suite Holdings, LLC	Delayed Draw Term Loan	09/09/2027	4,868	(73)
FMG Suite Holdings, LLC	Revolver	09/09/2032	2,921	(44)
FORTIS Solutions Group, LLC	Revolver	10/13/2028	810	(5)
FPG Intermediate Holdco, LLC	Delayed Draw Term Loan	07/26/2027	356	—
Fetch, Inc.	Delayed Draw Term Loan	10/02/2028	5,200	(26)
Fetch, Inc.	Revolver	03/31/2033	3,120	(31)
Firebird Acquisition Corp, Inc.	Delayed Draw Term Loan	01/31/2027	1,422	—
Firebird Acquisition Corp, Inc.	Revolver	02/02/2032	1,050	—
Formstack Acquisition, Co.	Revolver	03/28/2030	8,406	(79)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	02/26/2027	390	—
Foundation Risk Partners Corp.	Revolver	10/29/2029	2,810	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	08/09/2027	10,298	(293)
Fullsteam Operations, LLC	Revolver	08/08/2031	2,317	(66)
GC Waves Holdings, Inc.	Delayed Draw Term Loan	10/06/2027	13	-
GC Waves Holdings, Inc.	Revolver	10/04/2030	31	-
GPS Merger Sub, LLC	Delayed Draw Term Loan	10/04/2027	2,751	-
GPS Merger Sub, LLC	Revolver	10/02/2029	3,726	—
GS AcquisitionCo, Inc.	Revolver	05/25/2028	4	—
GTCR ABC Buyer, LLC	Delayed Draw Term Loan	04/14/2028	256	(1)
GTCR ABC Buyer, LLC	Revolver	04/14/2033	128	(1)
Galway Borrower, LLC	Delayed Draw Term Loan	02/07/2028	1,514	(21)
Galway Borrower, LLC	Revolver	09/29/2028	1,607	(23)
GarageCo Intermediate II, LLC	Delayed Draw Term Loan	08/02/2027	5,051	(76)
GarageCo Intermediate II, LLC	Revolver	08/02/2032	1,515	(23)
Gateway US Holdings, Inc.	Delayed Draw Term Loan	11/13/2026	998	(5)
Gateway US Holdings, Inc.	Revolver	09/22/2028	484	(2)
Granicus, Inc.	Delayed Draw Term Loan	07/31/2026	657	—
Granicus, Inc.	Revolver	01/17/2031	8,069	—
HSI Halo Acquisition, Inc.	Revolver	06/28/2030	3,031	—
Heartland Veterinary Partners, LLC	Delayed Draw Term Loan	11/08/2027	4,039	—
Heartland Veterinary Partners, LLC	Revolver	06/12/2028	1,298	—
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	12/10/2027	2,114	—
High Street Buyer, Inc.	Revolver	04/14/2028	825	(7)
Hootsuite, Inc.	Revolver	05/22/2030	1,848	(28)
Hyland Software, Inc.	Revolver	09/19/2029	3,376	(5)
IG Investment Holdings, LLC	Revolver	09/22/2028	3,736	-
IQN Holding Corp.	Revolver	05/02/2028	385	—
Icefall Parent, Inc.	Revolver	01/25/2030	681	—
Imagine 360, LLC	Delayed Draw Term Loan	09/20/2026	1,884	—
Imagine 360, LLC	Revolver	10/02/2028	1,166	—

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Inhabitiq, Inc.	Delayed Draw Term Loan	01/11/2027	4,784	—
Inhabitiq, Inc.	Revolver	01/12/2032	2,990	—
Inszone Mid, LLC	Delayed Draw Term Loan	10/18/2027	2,804	(21)
Inszone Mid, LLC	Revolver	11/30/2029	3,575	(27)
Integrity Marketing Acquisition, LLC	Revolver	08/25/2028	1,097	—
Invictus Buyer, LLC	Revolver	06/03/2031	245	-
Iris Buyer, LLC	Revolver	10/02/2029	2,883	(22)
Iris Specialty Acquisition, LLC	Delayed Draw Term Loan	11/20/2028	4,511	(9)
Iris Specialty Acquisition, LLC	Revolver	11/22/2032	3,371	(7)
Jawbreaker Parent, Inc.	Delayed Draw Term Loan	01/30/2029	621	(9)
Jawbreaker Parent, Inc.	Revolver	01/31/2033	621	(9)
Jeppesen Holdings, LLC	Revolver	11/01/2032	1,632	(16)
Jonathan Acquisition Company	Revolver	05/11/2029	408	(6)
KENG Acquisition, Inc.	Revolver	08/01/2029	4,053	(61)
Kodiak Buyer, LLC	Delayed Draw Term Loan	07/26/2027	2,929	(4)
Kodiak Buyer, LLC	Revolver	07/26/2032	2,575	(3)
LHS Borrower, LLC	Revolver	09/04/2031	730	(18)
LJ Avalon Holdings, LLC	Delayed Draw Term Loan	02/17/2028	280	(2)
LJ Avalon Holdings, LLC	Revolver	02/01/2029	698	(6)
LeadVenture, Inc.	Delayed Draw Term Loan	06/23/2027	921	(26)
LeadVenture, Inc.	Revolver	06/23/2032	849	(24)
LegitScript, LLC	Revolver	06/24/2028	2,344	(29)
LogRhythm, Inc.	Revolver	07/02/2029	682	(90)
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	06/11/2027	659	(12)
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	12/11/2028	2,400	(12)
MAI Capital Management Intermediate, LLC	Revolver	08/29/2031	1,217	(21)
MHE Intermediate Holdings, LLC	Revolver	07/21/2027	429	(2)
MRI Software, LLC	Revolver	02/10/2028	4,110	(9)
Magneto Components Buyco, LLC	Revolver	12/05/2029	7,930	-
Majesco, Inc.	Revolver	01/07/2033	1,061	(8)
ManTech International CP	Revolver	09/14/2028	4,800	(24)
Merative, LP	Delayed Draw Term Loan	09/30/2027	3,365	—
Merative, LP	Revolver	09/30/2032	2,944	—
Mobile Communications America, Inc.	Delayed Draw Term Loan	06/23/2027	3,104	—
Mobile Communications America, Inc.	Revolver	10/16/2029	2,202	—
Model N, Inc.	Revolver	06/27/2031	2,896	(32)
Montana Buyer, Inc.	Revolver	07/22/2028	3,710	—
NDT Global Holding, Inc.	Delayed Draw Term Loan	06/04/2027	6,736	(101)
NDT Global Holding, Inc.	Revolver	06/04/2032	6,015	(90)
Nasuni Corporation	Revolver	09/10/2030	4,490	(79)
Netwrix Corporation And Concept Searching, Inc.	Revolver	06/11/2029	1,579	(28)
OEConnection, LLC	Delayed Draw Term Loan	12/26/2028	876	(23)
OEConnection, LLC	Revolver	12/23/2032	231	(6)
Oak Purchaser, Inc.	Delayed Draw Term Loan	08/30/2027	2,981	(52)

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Oak Purchaser, Inc.	Revolver	05/31/2028	1,511	(26)
One, Inc. Software Corporation	Delayed Draw Term Loan	12/06/2027	967	(15)
One, Inc. Software Corporation	Revolver	12/06/2032	387	(6)
Onit, Inc.	Delayed Draw Term Loan	01/27/2027	13,889	-
Onit, Inc.	Revolver	01/27/2032	4,630	-
Optimizely North America, Inc.	Revolver	10/30/2031	2,033	(76)
Orbcomm, Inc.	Delayed Draw Term Loan	04/27/2028	601	(3)
Orbcomm, Inc.	Revolver	04/27/2032	913	(9)
PMA Parent Holdings, LLC	Revolver	01/31/2031	398	(5)
Pamlico Avant Holdings, LP	Revolver	12/31/2032	1,638	(25)
Pareto Health Intermediate Holdings, Inc.	Revolver	06/01/2029	9,920	(99)
Patriot Growth Insurance Services, LLC	Revolver	10/16/2028	394	(10)
PerkinElmer U.S., LLC	Delayed Draw Term Loan	10/25/2027	1,290	(6)
Pound Bidco, Inc.	Revolver	05/01/2029	125	(2)
Procure Acquireco, Inc. (Procure Analytics)	Delayed Draw Term Loan	10/31/2026	831	—
Procure Acquireco, Inc. (Procure Analytics)	Revolver	12/20/2028	952	—
Project Accelerate Parent, LLC	Revolver	02/24/2031	3,928	—
Project Potter Buyer, LLC	Revolver	04/23/2027	885	—
Railpros Parent, LLC	Delayed Draw Term Loan	05/24/2027	4,568	(11)
Railpros Parent, LLC	Revolver	05/24/2032	3,263	(8)
Randy's Holdings, Inc.	Delayed Draw Term Loan	12/20/2027	2,742	(34)
Randy's Holdings, Inc.	Revolver	11/01/2029	1,635	(20)
Raptor Merger Sub Debt, LLC	Delayed Draw Term Loan	03/10/2028	490	(2)
Raptor Merger Sub Debt, LLC	Revolver	04/01/2030	2,558	(21)
Raven Acquisition Holdings, LLC	Delayed Draw Term Loan	11/19/2026	333	(5)
Real Chemistry Intermediate III, Inc.	Delayed Draw Term Loan	10/11/2027	2,805	(42)
Real Chemistry Intermediate III, Inc.	Revolver	04/12/2032	4,250	(64)
Redwood Services Group, LLC	Delayed Draw Term Loan	01/03/2027	11	-
Revalize, Inc.	Revolver	04/16/2029	451	(44)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	03/30/2027	11,563	-
Ridge Trail US Bidco, Inc.	Revolver	03/31/2031	4,478	—
Riskonnect Parent, LLC	Revolver	12/07/2028	3,455	(17)
Rivet Bidco Limited	Delayed Draw Term Loan	04/09/2029	501	(2)
Rivet Bidco Limited	Revolver	04/08/2032	75	(1)
RoadOne IntermodaLogistics	Revolver	12/29/2028	27	(2)
Routeware, Inc.	Delayed Draw Term Loan	09/18/2026	1,696	(19)
Routeware, Inc.	Revolver	09/18/2031	409	(5)
Runway Bidco, LLC	Delayed Draw Term Loan	12/17/2026	4,486	(112)
Runway Bidco, LLC	Revolver	12/17/2031	2,243	(56)
SV Newco 2, Inc.	Delayed Draw Term Loan	03/22/2028	218	(1)
SV Newco 2, Inc.	Revolver	06/02/2031	6,535	(39)
Saturn Borrower, Inc.	Revolver	11/10/2028	2,102	(61)
Securonix, Inc.	Revolver	04/05/2029	3,602	(694)
Sherlock Buyer Corp.	Revolver	12/07/2029	2,978	(254)

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Smarsh, Inc.	Delayed Draw Term Loan	01/31/2027	1,905	(82)
Smarsh, Inc.	Revolver	02/16/2029	686	(29)
Sonny's Enterprises, LLC	Revolver	08/05/2027	1,105	(29)
Spark Buyer, LLC	Delayed Draw Term Loan	10/15/2026	2,125	(165)
Spark Buyer, LLC	Revolver	10/15/2031	478	(37)
Specialty Pharma III, Inc.	Revolver	12/23/2032	418	(4)
Spectrum Automotive Holdings Corp.	Delayed Draw Term Loan	04/28/2027	2,025	-
Spectrum Automotive Holdings Corp.	Revolver	06/29/2027	378	—
Stepping Stones Healthcare Services, LLC	Revolver	12/18/2032	1,250	(9)
Superman Holdings, LLC	Revolver	08/29/2031	3,675	(28)
Surewerx Purchaser III, Inc.	Delayed Draw Term Loan	12/28/2026	225	—
Surewerx Purchaser III, Inc.	Revolver	12/28/2028	939	—
Suveto Buyer, LLC	Delayed Draw Term Loan	11/15/2026	366	—
Suveto Buyer, LLC	Revolver	09/09/2027	556	—
Sweep Purchaser, LLC	Revolver	06/30/2027	328	—
TA Polaris Buyer, Inc.	Delayed Draw Term Loan	12/12/2028	2,984	(27)
TA Polaris Buyer, Inc.	Revolver	12/12/2032	1,297	(12)
Tamarack Intermediate, LLC	Delayed Draw Term Loan	07/01/2027	2,440	(6)
Tamarack Intermediate, LLC	Revolver	03/12/2029	4,328	(11)
Tank Holding Corp.	Revolver	03/31/2028	1,649	(70)
Thrive Buyer, Inc. (Thrive Networks)	Revolver	02/02/2032	2,850	(142)
Tidi Legacy Products, Inc.	Revolver	12/19/2029	2,132	—
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2026	2,790	(77)
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2027	709	(19)
Transit Technologies, LLC	Revolver	08/20/2030	2,591	(71)
Trintech, Inc.	Delayed Draw Term Loan	01/28/2028	4,290	(97)
Trintech, Inc.	Revolver	01/28/2033	3,218	(72)
Triple Lift, Inc.	Revolver	05/05/2028	1,714	(92)
Trunk Acquisition, Inc.	Delayed Draw Term Loan	12/20/2026	326	—
Trunk Acquisition, Inc.	Revolver	02/19/2030	1,071	(1)
Two Six Labs, LLC	Revolver	08/20/2030	2,571	(22)
UHY Advisors, Inc.	Delayed Draw Term Loan	11/22/2026	2,591	(19)
UHY Advisors, Inc.	Revolver	11/21/2031	1,614	(12)
UpStack, Inc.	Delayed Draw Term Loan	08/23/2026	1,347	(24)
UpStack, Inc.	Revolver	08/25/2031	531	(9)
V Global Holdings, LLC	Revolver	01/02/2029	1,177	(99)
VRC Companies, LLC	Revolver	06/29/2027	866	(1)
Vamos Bidco, Inc.	Delayed Draw Term Loan	01/30/2027	4,837	(109)
Vamos Bidco, Inc.	Revolver	01/30/2032	1,209	(27)
Vanco Payment Solutions, LLC	Revolver	12/01/2031	175	(4)
Vehlo Purchaser, LLC	Revolver	05/24/2028	360	(6)
Vensure Employer Services, Inc.	Delayed Draw Term Loan	03/06/2028	2,094	(26)
Verdantas, LLC	Delayed Draw Term Loan	11/08/2026	586	(15)
Verdantas, LLC	Revolver	05/06/2030	2,211	(55)

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Vertex Service Partners, LLC	Delayed Draw Term Loan	10/01/2026	791	(27)
Vertex Service Partners, LLC	Revolver	11/08/2030	469	(16)
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	07/24/2026	172	(3)
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	05/03/2028	2,841	(41)
Vessco Midco Holdings, LLC	Revolver	07/24/2031	3,430	(50)
Victors Purchaser, LLC	Delayed Draw Term Loan	12/23/2027	2,281	—
Victors Purchaser, LLC	Revolver	12/23/2032	1,691	—
WIPFLI Advisory, LLC	Delayed Draw Term Loan	04/01/2028	2,219	(22)
WIPFLI Advisory, LLC	Revolver	10/01/2032	1,771	(18)
World Insurance Associates, LLC	Revolver	04/03/2030	970	(5)
YI, LLC	Revolver	12/03/2029	2,795	(1)
Zarya Intermediate, LLC	Revolver	07/01/2027	2,165	(25)
eShipping, LLC	Delayed Draw Term Loan	12/23/2027	1,075	(11)
eShipping, LLC	Revolver	12/23/2032	537	(5)
iCIMS, Inc.	Revolver	08/18/2028	436	(15)
mPulse Mobile, Inc.	Delayed Draw Term Loan	08/26/2027	2,788	(105)
mPulse Mobile, Inc.	Revolver	02/25/2033	4,183	(157)
Total First Lien Debt Unfunded Commitments — non-controlled/non-affiliated			$663,390	$(8,275)
First Lien Debt — non-controlled/affiliated
Abracon Group Holding, LLC	Revolver	06/10/2030	929	(43)
Alpine Acquisition Corp. II	Delayed Draw Term Loan	01/14/2028	423	—
Alpine Acquisition Corp. II	Revolver	01/14/2031	1,693	—
KWOR Acquisition, Inc.	Delayed Draw Term Loan	02/28/2027	3,019	—
KWOR Acquisition, Inc.	Revolver	02/28/2030	2,214	—
Total First Lien Debt Unfunded Commitments — non-controlled/affiliated			$8,278	$(43)
Total Unfunded Commitments			$671,668	$(8,318)

(19)

As defined in the 1940 Act, the Company is deemed to be an "affiliated person" of the portfolio company as the Company owns, either directly or indirectly, 5% or more of the portfolio company's voting securities ("non-controlled affiliate"). Transactions related to investments in non-controlled affiliates as of June 30, 2026 were as follows:

	Fair Value as of December 31, 2025	Gross Additions (e)	Gross Reductions (f)	Net Change in Unrealized Gains (Losses)	Net Realized Gain (Loss)	Fair Value as of June 30, 2026	Interest, Dividend and Other Income
KWOR Acquisition, Inc. (a)	$20,956	$836	$(9,447)	$(4,060)		$8,285	$725
Alpine Acquisition Corp. II(b)	$—	$21,318	$(92)	$(249)	$—	$20,977	$422
DCA Buyer, LLC (c)	$—	$48,184	$—	$—	$—	$48,184	$262
Abracon Group Holding, LLC (d)	$—	$14,548	$(268)	$—	$—	$14,280	$66
Total	$20,956	$84,886	$(9,807)	$(4,309)	$—	$91,726	$1,475

(a) Inclusive of positions titled KWOR Intermediate I, Inc.

(b) Inclusive of positions titled 48Forty TopCo, LLC.

(c) Inclusive of positions titled DCA Topco, LP.

(d) Inclusive of positions titled Abracon TopCo, LLC.

(e) Gross additions may include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind, the accretion of discounts, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

(f) Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

(20)

As defined in the 1940 Act, the Company is deemed to be a “control person” of the portfolio company as the Company owns, either directly or indirectly, 25% or more of the portfolio company’s voting securities (“controlled affiliate”). Transactions related to investments in controlled affiliates as of June 30, 2026 were as follows(1) :

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

	Fair Value as of December 31, 2025	Gross Additions (a)	Gross Reductions (b)	Net Change in Unrealized Gains (Losses)	Net Realized Gain (Loss)	Fair Value as of June 30, 2026	Interest, Dividend and Other Income
North Haven Keystone, LLC	$85,276	$25,001	$—	$(1,905)	$—	$108,372	$6,557
Total	$85,276	$25,001	$—	$(1,905)	$—	$108,372	$6,557

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

Additional Information

Interest Rate Swaps(a)(b)(c)
Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Upfront Payments / Receipts	Change in Unrealized Appreciation (Depreciation)
SMBC Capital Markets, Inc.	Series A 2028 Notes	8.13%	S + 4.88%	03/16/2028	146,000	$(2,098)	—	$(1,621)
SMBC Capital Markets, Inc.	Series B 2028 Notes	8.88%	S + 5.56%	08/10/2028	128,000	(2,073)	—	(1,708)
SMBC Capital Markets, Inc.	Series C 2027 Notes	8.92%	S + 4.49%	03/01/2027	136,500	353	—	(1,128)
SMBC Capital Markets, Inc.	Series C 2029 Notes	9.07%	S + 4.77%	03/01/2029	163,500	927	—	(3,201)
MUFG Bank, Ltd.	Series D 2027 Notes	6.84%	S + 3.46%	08/05/2027	100,000	(763)	—	(760)
MUFG Bank, Ltd.	Series D 2029 Notes	6.91%	S + 3.48%	08/05/2029	200,000	(3,513)	—	(3,365)
Royal Bank of Canada	2028 Notes	5.38%	S + 2.06%	09/22/2028	300,000	(4,668)	—	(4,154)
MUFG Bank, Ltd.	2030 Notes	5.95%	S + 1.96%	02/01/2030	300,000	(1)	—	(1)
					1,474,000	$(11,836)	$—	$(15,938)

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

June 30, 2026

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

The Company has formed wholly owned subsidiaries for the purpose of holding certain investments in portfolio companies made by the Company. As of June 30, 2026, the Company’s wholly owned subsidiaries were formed as Delaware limited liability companies and included: PIF CA SPV LLC (“CA SPV”), NHPIF Equity Holdings SPV LLC (“Equity Holdings”), PIF Financing SPV LLC (“Financing SPV”), PIF Financing II SPV LLC (“Financing II SPV”), SLIC Financing SPV LLC (“SLIC Financing SPV”), SLIC Equity Holdings LLC (“SLIC Equity Holdings”), PIF Lending SPV LLC (“Lending SPV” and, collectively with CA SPV, Equity Holdings, Financing SPV, Financing II SPV, SLIC Financing SPV, and SLIC Equity

Holdings the “subsidiaries”). The Company consolidates its wholly owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary’s formation. The Company does not consolidate its investment in North Haven Keystone LLC (“NH Keystone”). See Note 4 “Investments.”

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

Investments

Investment transactions are recorded on the trade date. Receivables/payables from investments sold/purchased on the Consolidated Statements of Financial Condition consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date. Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.

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

As of June 30, 2026 and December 31, 2025, the Company had certain investments in six and five portfolio companies that were on non-accrual status, respectively. The amortized cost of investments on non-accrual status as of June 30, 2026 and December 31, 2025 was $86,115 and $121,125, respectively.

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

In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three and six months ended June 30, 2026, the Company accrued $– and $102 of U.S. federal excise tax, respectively.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense.

Segment Reporting

The Company operates through a single operating and reporting segment with an investment objective to generate current income and, to a lesser extent, capital appreciation, primarily from directly originated senior secured term loans. The Company’s chief operating decision maker (the “CODM”) includes the Chief Executive Officer, Co-Presidents, Chief Financial Officer, and Chief Operating Officer. The CODM uses the net increase (decrease) in members’ capital resulting from operations to assess the performance and to make operating decisions of the Company. The evaluation of this metric is used in determining the Company’s distribution policy, portfolio construction and deployment, and strategic initiatives. Segment assets are reflected on the accompanying Consolidated Statements of Financial Condition as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

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

(3) Significant Agreements and RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

On November 4, 2021, the Company entered into an investment advisory agreement with the Investment Adviser (the “Investment Advisory Agreement”). The Investment Advisory Agreement had an initial term of two years and continues thereafter from year to year if approved annually by the Board of Directors or the Company’s unitholders, including, in each case, a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”). The renewal of the Investment Advisory Agreement was most recently approved in August 2026.

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

For the three months ended June 30, 2026 and June 30, 2025, base management fees were $6,182, and $7,259, net of waiver, respectively. For the six months ended June 30, 2026 and June 30, 2025, base management fees were $15,178, and $13,794, net of waiver, respectively. As of June 30, 2026 and December 31, 2025, $6,182 and $3,236, respectively, was payable to the Investment Adviser relating to base management fees.

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

For the three months ended June 30, 2026 and June 30, 2025, income based incentive fees were $6,548 and $7,947, net of waiver, respectively. For the six months ended June 30, 2026 and June 30, 2025, income based incentive fees were $15,105 and $15,558, net of waiver, respectively. As of June 30, 2026 and December 31, 2025, $6,548 and $4,176, respectively, was payable to the Investment Adviser relating to income-based incentive fees. Any income-based incentive fee waived is not subject to recoupment by the Adviser.

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

For the three and six months ended June 30, 2026 and June 30, 2025, there were no capital gains incentive fee accrued to the Investment Adviser.

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

Administration Agreement

MS Private Credit Administrative Services LLC (the “Administrator”) is the administrator of the Company pursuant to the administration agreement between the Company and the Administrator dated November 4, 2021 (the “Administration Agreement”). The Administrator is an indirect, wholly owned subsidiary of Morgan Stanley. Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements from the Company for its costs and expenses and the Company’s allocable portion of overhead costs incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the cost of its Chief Financial Officer and Chief Compliance Officer. Reimbursement under the Administration Agreement occurs quarterly in arrears. The Administration Agreement had an initial term of two years and continues thereafter from year to year if approved annually by the Board of Directors, which was most recently re-approved in August 2026.

For the three months ended June 30, 2026 and June 30, 2025, the Company incurred $50 and $50, respectively, of expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations. For the six months ended June 30, 2026 and June 30, 2025, the Company incurred $167 and $54, respectively, of expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations. Amounts unpaid and included in the payable to affiliates on the Consolidated Statements of Financial Condition as of June 30, 2026 and December 31, 2025 were $50 and $36, respectively.

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

For the three months ended June 30, 2026 and June 30, 2025, the Company incurred $6,907 and $7,384 expenses, respectively, under the MSDI Agreement, which were recorded in servicing fees on the Consolidated Statements of Operations. For the six months ended June 30, 2026 and June 30, 2025, the Company incurred $14,129 and $14,547 expenses, respectively, under the MSDI Agreement, which were recorded in servicing fees on the Consolidated Statements of Operations. Amounts unpaid and included in the accrued expenses and other liabilities on the Consolidated Statements of Financial Condition as of June 30, 2026 and December 31, 2025 were $5,510 and $5,822, respectively.

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

For the three and six months ended June 30, 2026 and June 30, 2025, the Company did not incur any organization costs, offering costs or expense support. For the three and six months ended June 30, 2026 and June 30, 2025, the Investment Adviser did not recaptured any previously waived amounts from the Company. As of June 30, 2026, the Company had reimbursed the Investment Adviser all organization and offering costs incurred and there were no organization and offering costs payable on the Consolidated Statements of Financial Condition.

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

The composition of the Company’s investment portfolio was as follows:

	June 30, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$5,874,695	$5,761,212	96.4%	$6,506,675	$6,424,695	97.1%
Second Lien Debt	19,012	19,654	0.3	31,045	32,023	0.5
Other Debt Investments	9,013	6,587	0.1	12,010	11,564	0.2
Equity	99,871	84,807	1.4	64,305	57,052	0.9
Investments in Joint Venture	110,439	108,372	1.8	85,438	85,276	1.3
Total	$6,113,030	$5,980,632	100.0%	$6,699,473	$6,610,610	100.0%

The industry composition of investments at fair value was as follows:

	June 30, 2026	December 31, 2025
Aerospace & Defense	0.9%	1.5%
Air Freight & Logistics (1)	—	0.8
Automobile Components	1.7	1.6
Automobiles	2.4	2.5
Banks	0.1	0.1
Beverages	0.2	0.2
Building Products	0.2	0.2
Capital Markets	0.1	0.1
Chemicals	1.3	1.1
Commercial Services & Supplies	8.6	7.5
Construction & Engineering	2.2	2.1
Consumer Staples Distribution & Retail	0.7	0.6
Containers & Packaging	1.1	1.1
Distributors	1.6	1.4
Diversified Consumer Services	5.0	5.2
Diversified Telecommunication Services	0.1	—
Electrical Equipment	0.4	0.5
Electronic Equipment, Instruments & Components	3.4	3.8
Entertainment	0.1	0.1
Financial Services	2.5	3.5
Food Products (1)	—	—
Ground Transportation	0.8	0.8
Health Care Equipment & Supplies	1.1	1.1
Health Care Providers & Services	6.7	6.3
Health Care Technology	1.4	1.8
Household Durables	0.1	0.1
Independent Power and Renewable Electricity Producers	0.1	0.1
Industrial Conglomerates	1.8	2.4
Insurance Services	9.7	9.5
Interactive Media & Services	0.9	0.8
Investments in Joint Ventures	1.8	1.3
IT Services	6.0	5.6
Leisure Products	0.1	0.1
Life Sciences Tools & Services	0.5	0.4
Machinery	1.7	1.7
Multi-Utilities	0.7	1.5
Pharmaceuticals	1.3	1.2
Professional Services	5.5	5.9
Real Estate Management & Development	2.6	2.4
Software	22.7	21.3
Specialty Retail	0.1	0.1
Textiles, Apparel & Luxury Goods	0.1	0.1
Trading Companies & Distributors	0.1	0.1
Transportation Infrastructure	0.7	0.7
Wireless Telecommunication Services	0.9	0.8
Total	100.0%	100.0%

(1) Rounds to 0.

The geographic composition of investments at cost and fair value was as follows:

	June 30, 2026				December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	% of Total Net Assets at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value	% of Total Net Assets at Fair Value
Australia	$63,945	$63,765	1.1%	2.1%	$64,182	$64,920	1.0%	1.9%
Canada	109,321	109,532	1.8	3.5	124,530	125,168	1.9	3.7
United Kingdom	49,334	49,052	0.8	1.6	49,100	49,673	0.8	1.5
United States	5,890,430	5,758,283	96.3	186.2	6,461,661	6,370,849	96.3	188.5
Total	$6,113,030	$5,980,632	100.0%	193.4%	$6,699,473	$6,610,610	100.0%	195.6%

NH Keystone

NH Keystone, a Delaware limited liability company, was formed as a joint venture between the Company and a large North American insurance company (the “JV Partner”), commenced operations on September 25, 2025 and operates under a limited liability company agreement. NH Keystone’s principal purpose is to make investments, primarily in senior secured loans issued by middle-market companies. The Company and the JV Partner each agreed to contribute up to $500,000 and $75,000, respectively, to NH Keystone. The Company and the JV Partner have equal control of NH Keystone’s investment decisions and generally all other decisions in respect of NH Keystone must be approved by NH Keystone’s investment committee or board of directors, each of which consists of an equal number of representatives of the Company and the JV Partner.

As of June 30, 2026, the Company and the JV Partner made capital contributions of $110,439 and $16,561 in member's equity to NH Keystone.

The following table presents the selected consolidated statements of assets and liabilities information of NH Keystone as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026	As of December 31, 2025
Assets
Investments, at fair value (cost of $339,769 and $249,905)	$337,320	$249,685
Cash	18,125	10,976
Other assets	2,328	6,538
Total assets	357,773	267,199

Liabilities
Debt	225,500	153,000
Other liabilities	7,651	16,136
Total liabilities	$233,151	$169,136

Total Members' Equity	$124,622	$98,063

The following table presents the selected consolidated statements of operations information of NH Keystone for the three and six months ended June 30, 2026:

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
Income
Investment income	$7,599	$13,627
Expenses
Net operating expenses	3,359	6,050
Net investment income (loss)	$4,240	$7,577
Total net realized and unrealized gain (loss)	(982)	(2,228)
Net increase (decrease) in members' equity resulting from operations	$3,258	$5,349

Below is a summary of NH Keystone’s portfolio as of June 30, 2026:

As of June 30, 2026
Number of portfolio companies	60
Number of industries	22
Weighted average yield on total portfolio, at cost(1)	8.7%
Weighted average yield on total portfolio, at fair value(1)	8.8%
Average position size of investments (in millions)	$5.62

(1) Computed as (a) the annual stated spread, plus reference rate, as applicable, plus the annual accretion of discounts, as applicable on all investments of NH Keystone divided by (b) total investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented herein.

Consolidated Schedule of Investments as of June 30, 2026

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Maturity Date	Par Amount/ Shares	Cost	Fair Value	Percentage of Members' equity
Debt Investments - non-controlled/non-affiliated
Aerospace & Defense
AA&D Midco, Inc.	(3) (5)	First Lien Debt	S +	4.75%	11/29/2030	1,293	$1,281	$1,280	1.03%
AA&D Midco, Inc.	(3) (6)	First Lien Debt	S +	4.75%	11/29/2030	-	(14)	(15)	(0.01)
Two Six Labs, LLC	(3) (5)	First Lien Debt	S +	5.00%	8/20/2030	4,998	4,968	4,968	3.99
Two Six Labs, LLC	(3) (6)	First Lien Debt	S +	5.00%	8/20/2030	-	(10)	(10)	(0.01)
Zenith Acquisitionco, LLC	(4) (5)	First Lien Debt	S +	4.50%	1/13/2033	5,379	5,354	5,326	4.27
Zenith Acquisitionco, LLC	(4) (6)	First Lien Debt	S +	4.50%	11/26/2032	124	118	97	0.08
Zenith Acquisitionco, LLC	(4) (6)	First Lien Debt	S +	4.50%	11/26/2032	-	(5)	(10)	(0.01)
							11,692	11,636	9.34
Automobile Components
OEConnection, LLC	(4) (5)	First Lien Debt	S +	4.50%	12/23/2032	1,866	1,858	1,818	1.46
OEConnection, LLC	(4) (6)	First Lien Debt	S +	4.50%	12/23/2032	-	(3)	(28)	(0.02)
OEConnection, LLC	(4) (6)	First Lien Debt	S +	4.50%	12/23/2032	-	(1)	(8)	(0.01)
							1,854	1,782	1.43
Automobiles
COP Collisionright Parent, LLC	(2) (5)	First Lien Debt	S +	4.75%	1/29/2030	5,630	5,606	5,574	4.47
COP Collisionright Parent, LLC	(2) (6)	First Lien Debt	S +	4.75%	1/29/2030	74	71	67	0.05
COP Collisionright Parent, LLC	(2) (6)	First Lien Debt	S +	4.75%	1/29/2030	-	(2)	(6)	(0.00)
Vehlo Purchaser, LLC	(3) (5)	First Lien Debt	S +	5.25%	5/24/2028	9,371	9,353	9,207	7.39
Vehlo Purchaser, LLC	(3) (5)	First Lien Debt	S +	5.25%	5/24/2028	299	299	294	0.24
Vehlo Purchaser, LLC	(3) (6)	First Lien Debt	S +	5.25%	5/24/2028	-	(6)	(17)	(0.01)
							15,321	15,119	12.13
Banks
Computer Services, Inc.	(2) (5)	First Lien Debt	S +	4.50%	11/17/2031	2,696	2,683	2,651	2.13
Computer Services, Inc.	(2) (6)	First Lien Debt	S +	4.50%	11/17/2031	-	(3)	(21)	(0.02)
							2,680	2,630	2.11
Capital Markets
TS Imagine, Inc.	(3) (5)	First Lien Debt	S +	6.25%	6/12/2031	2,441	2,404	2,404	1.93
TS Imagine, Inc.	(3) (6)	First Lien Debt	S +	6.25%	6/12/2031	-	(2)	(2)	(0.00)
TS Imagine, Inc.	(3) (6)	First Lien Debt	S +	6.25%	6/12/2031	31	27	27	0.02
							2,429	2,429	1.95
Commercial Services & Supplies
Astra Service Partners, LLC	(3) (5)	First Lien Debt	S +	4.50%	11/26/2032	6,757	6,710	6,732	5.40
Astra Service Partners, LLC	(3) (6)	First Lien Debt	S +	4.50%	11/26/2032	1,156	1,144	1,148	0.92
AWP Group Holdings, Inc.	(2) (5)	First Lien Debt	S +	5.91% (incl. 3.28% PIK)	12/22/2032	6,174	6,084	6,084	4.88
AWP Group Holdings, Inc.	(2) (6)	First Lien Debt	S +	5.91% (incl. 3.28% PIK)	12/22/2032	222	210	210	0.17
Hercules Borrower, LLC	(3) (5)	First Lien Debt	S +	4.75%	12/15/2028	6,948	6,948	6,878	5.52
VRC Companies, LLC	(2) (5)	First Lien Debt	S +	5.50%	6/29/2027	4,422	4,422	4,416	3.54
VRC Companies, LLC	(2) (6)	First Lien Debt	S +	5.50%	6/29/2027	-	-	-	-
							25,518	25,468	20.44
Construction & Engineering
LJ Avalon Holdings, LLC	(2) (6)	First Lien Debt	S +	4.75%	2/1/2030	526	519	517	0.41
							519	517	0.41
Consumer Staples Distribution & Retail
PDI TA Holdings, Inc.	(3) (5)	First Lien Debt	S +	6.00% (incl. 2.50% PIK)	2/3/2031	6,454	6,454	6,140	4.93
PDI TA Holdings, Inc.	(3)	First Lien Debt	S +	6.00% (incl. 2.50% PIK)	2/3/2031	538	538	511	0.41
							6,992	6,651	5.34
Distributors
PT Intermediate Holdings III, LLC	(3) (5)	First Lien Debt	S +	4.75%	4/9/2030	6,671	6,671	6,671	5.35
							6,671	6,671	5.35
Diversified Consumer Services
Apex Service Partners, LLC	(2) (5)	First Lien Debt	S +	5.00%	10/24/2030	6,528	6,528	6,528	5.24

Consolidated Schedule of Investments as of June 30, 2026

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Maturity Date	Par Amount/ Shares	Cost	Fair Value	Percentage of Members' equity
Apex Service Partners, LLC	(2) (6)	First Lien Debt	S +	5.00%	10/24/2029	194	194	194	0.16
EVDR Purchaser, Inc.	(3) (5)	First Lien Debt	S +	4.50%	2/14/2031	4,757	4,736	4,757	3.82
EVDR Purchaser, Inc.	(3) (6)	First Lien Debt	S +	4.50%	2/14/2031	-	-	-	-
EVDR Purchaser, Inc.	(3) (6)	First Lien Debt	S +	4.50%	2/14/2031	263	263	263	0.21
Project Accelerate Parent, LLC	(3) (5)	First Lien Debt	S +	5.25%	2/24/2031	6,069	6,069	6,069	4.87
Project Accelerate Parent, LLC	(3) (6)	First Lien Debt	S +	5.25%	2/24/2031	-	-	-	-
Vertex Service Partners, LLC	(3) (5)	First Lien Debt	S +	6.00%	11/8/2030	6,350	6,236	6,122	4.91
Vertex Service Partners, LLC	(3) (6)	First Lien Debt	S +	6.00%	11/8/2030	426	416	407	0.33
							24,442	24,340	19.53
Diversified Telecommunication Services
Orbcomm, Inc.	(3) (5)	First Lien Debt	S +	5.25%	4/27/2032	11,413	11,302	11,302	9.07
Orbcomm, Inc.	(3) (6)	First Lien Debt	S +	5.25%	4/27/2032	342	333	333	0.27
Orbcomm, Inc.	(3) (6)	First Lien Debt	S +	5.25%	4/27/2032	-	(19)	(19)	(0.02)
							11,616	11,616	9.32
Electronic Equipment, Instruments & Components
Dwyer Instruments, Inc.	(3)	First Lien Debt	S +	4.75%	7/20/2029	4,178	4,160	4,147	3.33
Dwyer Instruments, Inc.	(3) (6)	First Lien Debt	S +	4.75%	7/20/2029	246	244	243	0.19
Pamlico Avant Holdings, LP	(3) (5)	First Lien Debt	S +	4.25%	12/31/2032	6,151	6,092	6,058	4.86
Pamlico Avant Holdings, LP	(3) (6)	First Lien Debt	S +	4.25%	12/31/2032	-	(8)	(13)	(0.01)
							10,488	10,435	8.37
Financial Services
365 Retail Market, LLC	(2) (5)	First Lien Debt	S +	4.75%	5/6/2033	8,967	8,879	8,879	7.12
365 Retail Market, LLC	(2) (6)	First Lien Debt	S +	4.75%	5/6/2033	-	(3)	(3)	(0.00)
365 Retail Market, LLC	(2) (6)	First Lien Debt	S +	4.75%	5/6/2033	130	119	119	0.10
Cerity Partners, LLC	(3) (5)	First Lien Debt	S +	4.50%	7/28/2031	1,200	1,200	1,194	0.96
Cerity Partners, LLC	(3) (6)	First Lien Debt	S +	4.50%	7/28/2031	-	(3)	(6)	(0.00)
Cerity Partners, LLC	(3) (6)	First Lien Debt	S +	4.50%	7/28/2031	51	51	51	0.04
GTCR ABC Buyer, LLC	(3) (5)	First Lien Debt	S +	4.50%	4/14/2033	3,538	3,504	3,504	2.81
GTCR ABC Buyer, LLC	(3) (6)	First Lien Debt	S +	4.50%	4/14/2033	-	(7)	(7)	(0.01)
GTCR ABC Buyer, LLC	(3) (6)	First Lien Debt	S +	4.50%	4/14/2033	-	(7)	(7)	(0.01)
Trintech, Inc.	(3) (5)	First Lien Debt	S +	4.75%	1/28/2033	4,723	4,678	4,616	3.70
Trintech, Inc.	(3) (6)	First Lien Debt	S +	4.75%	1/28/2033	-	(4)	(18)	(0.01)
Trintech, Inc.	(3) (6)	First Lien Debt	S +	4.75%	1/28/2033	-	(6)	(13)	(0.01)
							18,401	18,309	14.69
Ground Transportation
eShipping, LLC	(3) (5)	First Lien Debt	S +	4.50%	12/23/2032	4,261	4,241	4,219	3.39
eShipping, LLC	(3) (6)	First Lien Debt	S +	4.50%	12/23/2032	-	(4)	(16)	(0.01)
eShipping, LLC	(3) (6)	First Lien Debt	P +	3.50%	12/23/2032	-	(4)	(8)	(0.01)
SV Newco 2, Inc.	(3) (5) (6)	First Lien Debt	S +	5.00%	6/2/2031	5,619	5,605	5,586	4.48
SV Newco 2, Inc.	(3) (6)	First Lien Debt	S +	5.00%	6/2/2031	457	454	450	0.36
							10,292	10,231	8.21
Health Care Equipment & Supplies
CSHC Buyerco, LLC	(3) (5)	First Lien Debt	S +	5.00%	4/29/2033	10,357	10,255	10,255	8.23
CSHC Buyerco, LLC	(3) (6)	First Lien Debt	S +	5.00%	4/29/2033	898	882	882	0.71
CSHC Buyerco, LLC	(3) (6)	First Lien Debt	S +	5.00%	4/29/2033	-	(19)	(19)	(0.02)
							11,118	11,118	8.92
Health Care Providers & Services
Blue River PetCare, LLC	(5)	First Lien Debt	S +	5.00%	8/1/2029	805	805	799	0.64
Blue River PetCare, LLC	(6)	First Lien Debt	S +	5.00%	8/1/2029	-	(5)	(16)	(0.01)
Blue River PetCare, LLC	(6)	First Lien Debt	S +	5.00%	8/1/2029	-	(2)	(3)	(0.00)
Invictus Buyer, LLC	(3) (5)	First Lien Debt	S +	4.50%	6/3/2031	4,406	4,406	4,406	3.54
Invictus Buyer, LLC	(3)	First Lien Debt	S +	4.50%	6/3/2031	1,864	1,855	1,864	1.50
Invictus Buyer, LLC	(3) (6)	First Lien Debt	S +	4.50%	6/3/2031	-	-	-	-
Pareto Health Intermediate Holdings, Inc.	(2) (5)	First Lien Debt	S +	5.00%	6/3/2030	14,789	14,706	14,641	11.75

Consolidated Schedule of Investments as of June 30, 2026

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Maturity Date	Par Amount/ Shares	Cost	Fair Value	Percentage of Members' equity
Pareto Health Intermediate Holdings, Inc.	(2) (6)	First Lien Debt	S +	5.00%	6/1/2029	-	(7)	(16)	(0.01)
PPV Intermediate Holdings, LLC	(3) (5)	First Lien Debt	S +	5.75%	8/31/2029	6,947	6,947	6,843	5.49
Stepping Stones Healthcare Services, LLC	(3) (5)	First Lien Debt	S +	4.75%	1/5/2033	2,018	2,009	2,003	1.61
Stepping Stones Healthcare Services, LLC	(3) (6)	First Lien Debt	S +	4.75%	12/18/2032	-	(6)	(19)	(0.02)
Stepping Stones Healthcare Services, LLC	(3) (6)	First Lien Debt	S +	4.75%	12/18/2032	-	(3)	(4)	(0.00)
TA Polaris Buyer, Inc.	(4) (5)	First Lien Debt	S +	4.25%	12/12/2032	9,730	9,684	9,642	7.74
TA Polaris Buyer, Inc.	(4) (6)	First Lien Debt	S +	4.25%	12/12/2032	1,257	1,244	1,220	0.98
TA Polaris Buyer, Inc.	(4) (6)	First Lien Debt	S +	4.25%	12/12/2032	-	(6)	(11)	(0.01)
							41,627	41,349	33.18
Industrial Conglomerates
Goose Borrower, LP	(3) (5)	First Lien Debt	S +	4.75%	3/2/2033	7,730	7,655	7,653	6.14
Goose Borrower, LP	(3) (6)	First Lien Debt	S +	4.75%	3/2/2033	-	(13)	(14)	(0.01)
							7,642	7,639	6.13
Insurance Services
Fetch, Inc.	(3) (5)	First Lien Debt	S +	4.75%	3/31/2033	8,160	8,081	8,078	6.48
Fetch, Inc.	(3) (6)	First Lien Debt	S +	4.75%	3/31/2033	-	(12)	(12)	(0.01)
Fetch, Inc.	(3) (6)	First Lien Debt	S +	4.75%	3/31/2033	-	(14)	(14)	(0.01)
Galway Borrower, LLC	(3) (5)	First Lien Debt	S +	4.50%	9/29/2028	4,086	4,086	4,025	3.23
Galway Borrower, LLC	(3) (6)	First Lien Debt	S +	4.50%	9/29/2028	64	64	61	0.05
High Street Buyer, Inc.	(3) (5)	First Lien Debt	S +	4.25%	4/14/2028	6,857	6,857	6,800	5.46
High Street Buyer, Inc.	(3) (6)	First Lien Debt	S +	4.25%	4/14/2028	-	-	(1)	(0.00)
Iris Specialty Acquisiton, LLC	(4) (5)	First Lien Debt	S +	4.50%	11/22/2032	8,824	8,783	8,806	7.07
Iris Specialty Acquisiton, LLC	(4) (6)	First Lien Debt	S +	4.50%	11/22/2032	134	130	131	0.11
Iris Specialty Acquisiton, LLC	(4) (6)	First Lien Debt	S +	4.50%	11/22/2032	297	291	295	0.24
Majesco, Inc.	(4) (5)	First Lien Debt	S +	4.50%	1/7/2033	6,186	6,172	6,140	4.93
Majesco, Inc.	(4) (6)	First Lien Debt	S +	4.50%	1/7/2033	-	(1)	(4)	(0.00)
One, Inc. Software Corporation	(3) (5)	First Lien Debt	S +	4.50%	12/6/2032	7,745	7,672	7,629	6.12
One, Inc. Software Corporation	(3) (6)	First Lien Debt	S +	4.50%	12/6/2032	-	(7)	(22)	(0.02)
One, Inc. Software Corporation	(3) (6)	First Lien Debt	S +	4.50%	12/6/2032	-	(5)	(9)	(0.01)
Patriot Growth Insurance Services, LLC	(3) (5)	First Lien Debt	S +	5.00%	10/16/2028	6,873	6,873	6,707	5.38
Patriot Growth Insurance Services, LLC	(3) (6)	First Lien Debt	S +	5.00%	10/16/2028	-	-	(2)	(0.00)
							48,970	48,608	39.00
IT Services
Bridgepointe Technologies, LLC	(2) (5)	First Lien Debt	S +	4.75%	4/18/2033	7,886	7,809	7,809	6.27
Bridgepointe Technologies, LLC	(2) (6)	First Lien Debt	S +	4.75%	4/18/2033	494	477	477	0.38
Bridgepointe Technologies, LLC	(2) (6)	First Lien Debt	S +	4.75%	4/18/2033	-	(10)	(10)	(0.01)
Cyber US Bidco, LLC	(3) (5)	First Lien Debt	S +	5.00%	12/30/2032	5,051	5,003	4,951	3.97
Cyber US Bidco, LLC	(3) (6)	First Lien Debt	S +	5.00%	12/30/2032	-	(5)	(20)	(0.02)
Cyber US Bidco, LLC	(3) (6)	First Lien Debt	S +	5.00%	12/30/2032	-	(4)	(9)	(0.01)
GI DI Cornfield Acquisition, LLC	(5)	First Lien Debt	S +	4.50%	3/9/2029	1,943	1,926	1,935	1.55
GI DI Cornfield Acquisition, LLC	(6)	First Lien Debt	S +	4.50%	3/9/2029	-	(18)	(16)	(0.01)
Redwood Services Group, LLC	(3) (5) (6)	First Lien Debt	S +	5.25%	6/15/2029	6,949	6,918	6,931	5.56
							22,096	22,048	17.69
Pharmaceuticals
Specialty Pharma III, Inc.	(4) (5)	First Lien Debt	S +	4.75%	12/23/2032	5,559	5,533	5,503	4.42
Specialty Pharma III, Inc.	(4) (6)	First Lien Debt	S +	4.75%	12/23/2032	90	86	82	0.07
							5,619	5,585	4.48
Professional Services
Accordion Partners, LLC	(3) (5)	First Lien Debt	S +	5.00%	11/17/2031	6,019	6,005	5,974	4.79
Accordion Partners, LLC	(3) (6)	First Lien Debt	S +	5.00%	11/17/2031	1,066	1,053	1,032	0.83
Accordion Partners, LLC	(3) (6)	First Lien Debt	S +	5.00%	11/17/2031	-	(3)	(6)	(0.00)
Aprio Advisory Group, LLC	(3) (6)	First Lien Debt	S +	4.75%	8/1/2031	323	299	296	0.24
Aprio Advisory Group, LLC	(3) (6)	First Lien Debt	S +	4.75%	8/1/2031	-	(4)	(2)	(0.00)
Verdantas, LLC	(3) (6)	First Lien Debt	S +	5.25%	5/6/2031	114	100	35	0.03

Consolidated Schedule of Investments as of June 30, 2026

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Maturity Date	Par Amount/ Shares	Cost	Fair Value	Percentage of Members' equity
Verdantas, LLC	(3) (6)	First Lien Debt	S +	5.25%	5/6/2030	122	116	106	0.09
							7,566	7,435	5.97
Software
Archduke Buyer, Inc.	(4) (5)	First Lien Debt	S +	5.50%	12/3/2032	5,688	5,633	5,549	4.45
Archduke Buyer, Inc.	(4) (6)	First Lien Debt	S +	5.50%	12/3/2032	-	(4)	(10)	(0.01)
AuditBoard, Inc.	(3)	First Lien Debt	S +	5.00%	7/14/2031	3,429	3,405	3,321	2.66
Everbridge Holdings, LLC	(3) (5)	First Lien Debt	S +	5.00%	7/2/2031	4,883	4,883	4,883	3.92
Everbridge Holdings, LLC	(3) (5) (6)	First Lien Debt	S +	5.00%	7/2/2031	575	575	575	0.46
Everbridge Holdings, LLC	(3) (6)	First Lien Debt	S +	5.00%	7/2/2031	-	-	-	-
Jawbreaker Parent, Inc.	(4) (5)	First Lien Debt	S +	4.75%	1/31/2033	9,914	9,819	9,765	7.84
Jawbreaker Parent, Inc.	(4) (6)	First Lien Debt	S +	4.75%	1/31/2033	-	(6)	(19)	(0.02)
Jawbreaker Parent, Inc.	(4) (6)	First Lien Debt	S +	4.75%	1/31/2033	-	(12)	(19)	(0.02)
Optimizely North America, Inc.	(3) (5)	First Lien Debt	S +	5.50% (incl. 2.50% PIK)	10/30/2031	6,347	6,261	6,109	4.90
Optimizely North America, Inc.	(3) (6)	First Lien Debt	S +	5.50% (incl. 2.50% PIK)	10/30/2031	-	(8)	(24)	(0.02)
Riskonnect Parent, LLC	(3) (5)	First Lien Debt	S +	4.75%	12/7/2028	6,087	6,087	6,057	4.86
Riskonnect Parent, LLC	(3) (6)	First Lien Debt	S +	4.75%	12/7/2028	60	60	58	0.05
Rivet Bidco Limited	(4) (5)	First Lien Debt	S +	4.50%	4/8/2032	3,165	3,134	3,134	2.51
Rivet Bidco Limited	(4) (6)	First Lien Debt	S +	4.50%	4/8/2032	-	(12)	(12)	(0.01)
Rivet Bidco Limited	(4) (6)	First Lien Debt	S +	4.50%	4/8/2032	292	285	285	0.23
Vanco Payment Solutions, LLC	(3) (5)	First Lien Debt	S +	4.75%	12/1/2031	5,559	5,508	5,448	4.37
Vanco Payment Solutions, LLC	(3) (6)	First Lien Debt	S +	4.75%	12/1/2031	-	(2)	(5)	(0.00)
							45,606	45,095	36.19
Total First Lien Debt							$339,159	$336,711	270.18%
Total Debt Investments							$339,159	$336,711	270.18%

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Maturity Date	Par Amount/ Shares	Cost	Fair Value	Percentage of Members' equity
Equity Investments - non-controlled/non-affiliated
Financial Services
GTCR ABC Holdings, LLC		Common Equity				-	-	-	-
GTCR ABC Holdings, LLC		Preferred Equity		8.00% PIK		599	610	610	0.49
Total Equity Investments							$610	$610	0.49%
Total Portfolio Investments							$339,769	$337,321	270.67%

(1)

Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either CORRA ("C") or EURIBOR ("E") or SOFR ("S") or SONIA ("SA")or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2026. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2026. As of June 30, 2026, the reference rates for our variable rate loans were the C at 2.34%, 1-month E at 2.20%, 1-month S at 3.65%, 3-month S at 3.73%, 6-month S at 3.70%, SA at 3.73% and the P at 6.75%.

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

Consolidated Schedule of Investments as of June 30, 2026

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

The Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.

The following tables present the fair value hierarchy of the investments as of:

	June 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$370,392	$5,390,820	$5,761,212	$—	$530,125	$5,894,570	$6,424,695
Second Lien Debt	—	13,006	6,648	19,654	—	15,887	16,136	32,023
Other Debt Investments	—	—	6,587	6,587	—	—	11,564	11,564
Equity	—	2,039	82,768	84,807	—	2,037	55,015	57,052
Total Investments	$—	$385,437	$5,486,823	$5,872,260	$—	$548,049	$5,977,285	$6,525,334
Investment measured at net asset value(1)				$108,372				$85,276
Total Investments				$5,980,632				$6,610,610
Cash and cash equivalents	$135,854	$—	$—	$135,854	$199,865	$—	$—	$199,865
Unaffiliated money market	$28,898	$—	$—	$28,898	$38,403	$—	$—	$38,403

(1) The Company, as a practical expedient, estimates the fair value of its investment in NH Keystone, LLC using the net asset value of the Company’s members’ interest in the entity. As such, the fair value has not been classified within the fair value hierarchy.

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended June 30, 2026:

	First Lien Debt	Second Lien Debt	Other Debt	Equity	Total Investments
Fair value, beginning of period	$5,681,184	$6,911	$7,380	$61,930	$5,757,405
Purchases of investments (1)	240,646	—	—	19,047	259,693
Proceeds from principal repayments and sales of investments (2)	(560,821)	(1)	—	(1,173)	(561,995)
Accretion of discount/amortization of premium	6,010	—	2	—	6,012
Payment-in-kind	5,193	84	271	5,048	10,596
Net change in unrealized appreciation (depreciation)	(14,013)	(346)	(1,066)	(2,103)	(17,528)
Net realized gains (losses)	(25,483)	—	—	19	(25,464)
Transfers into/(out) of Level 3 (3)	58,104	—	—	—	58,104
Fair value, end of period	$5,390,820	$6,648	$6,587	$82,768	$5,486,823

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2026	$(13,230)	$(347)	$(1,066)	$(2,104)	$(16,747)

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

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the six months ended June 30, 2026:

	First Lien Debt	Second Lien Debt	Other Debt	Equity	Total Investments
Fair value, beginning of period	$5,894,570	$16,136	$11,564	$55,015	$5,977,285
Purchases of investments (1)	388,686	—	—	30,489	419,175
Proceeds from principal repayments and sales of investments (2)	(883,765)	(9,261)	(3,253)	(1,173)	(897,452)
Accretion of discount/amortization of premium	11,669	1	55	—	11,725
Payment-in-kind	9,155	239	566	6,228	16,188
Net change in unrealized appreciation (depreciation)	(32,355)	(467)	(1,980)	(7,811)	(42,613)
Net realized gains (losses)	(55,244)	—	(365)	20	(55,589)
Transfers into/(out) of Level 3 (3)	58,104	—	—	—	58,104
Fair value, end of period	$5,390,820	$6,648	$6,587	$82,768	$5,486,823

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2026	$(30,318)	$(467)	$(1,980)	$(7,811)	$(40,576)

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

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended June 30, 2025:

	First Lien Debt	Second Lien Debt	Other Securities	Equity	Total Investments
Fair value, beginning of period	$5,546,968	$15,367	$10,828	$53,815	$5,626,978
Purchases of investments (1)	498,261	2	—	—	498,263
Proceeds from principal repayments and sales of investments (2)	(219,684)	—	—	—	(219,684)
Accretion of discount/amortization of premium	5,258	—	26	—	5,284
Payment-in-kind	4,386	193	274	746	5,599
Net change in unrealized appreciation (depreciation)	(7,236)	139	(70)	(1,779)	(8,946)
Net realized gains (losses)	48	—	—	—	48
Transfers into/(out) of Level 3 (3)	—	—	—	—	—
Fair value, end of period	$5,828,001	$15,701	$11,058	$52,782	$5,907,542

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2025	(7,094)	$139	(70)	(1,779)	(8,804)

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

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the six months ended June 30, 2025:

	First Lien Debt	Second Lien Debt	Other Securities	Equity	Total Investments
Fair value, beginning of period	$5,442,166	$2,112	$6,520	$55,995	$5,506,793
Purchases of investments (1)	900,215	13,407	4,468	4,286	922,376
Proceeds from principal repayments and sales of investments (2)	(515,857)	—	—	(8,473)	(524,330)
Accretion of discount/amortization of premium	11,358	1	63	—	11,422
Payment-in-kind	10,865	211	406	966	12,448
Net change in unrealized appreciation (depreciation)	(15,885)	(30)	(399)	(3,111)	(19,425)
Net realized gains (losses)	(6,930)	—	—	3,119	(3,811)
Transfers into/(out) of Level 3 (3)	2,069	—	—	—	2,069
Fair value, end of period	$5,828,001	$15,701	$11,058	$52,782	$5,907,542

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2025	(14,079)	(30)	(66)	(3,005)	(17,180)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of June 30, 2026 and December 31, 2025, respectively. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	June 30, 2026
	Fair	Valuation	Significant Unobservable	Range (1)		Weighted
	Value	Technique (2)	Input	Low	High	Average (3)
Investments in first lien debt	$5,310,402	Yield Analysis	Discount Rate	7.40%	22.00%	9.96%
	80,418	Market Approach	EBITDA Multiple	6.25x	12.00x	9.30x
Investments in second lien debt	1,383	Yield Analysis	Discount Rate	13.45%	20.42%	14.52%
	5,265	Market Approach	EBITDA Multiple	6.25x	9.50x	6.49x
Other debt	3,186	Yield Analysis	Discount Rate			18.45%
	3,401	Market Approach	EBITDA Multiple			6.25x
Preferred equity	23,780	Yield Analysis	Discount Rate	9.98%	15.86%	11.25%
	28,602	Market Approach	EBITDA Multiple	6.25x	18.00x	14.50x
Common equity	5,838	Market Approach	Revenue Multiple	4.30x	20.25x	16.50x
	24,548	Market Approach	EBITDA Multiple	1.00x	17.75x	10.77x
Total Investments	$5,486,823

(1)
For an asset category that contains a single investment, the range is not included.
(2)
During the six months ended June 30, 2026, five debt investments with a combined fair value of $97.7 million transitioned from a yield analysis approach to a market approach using an EBITDA multiple. Three equity investment with a fair value of $7.7 million transitioned from yield analysis to a market approach. One debt investment with a fair value of $1.9 million transitioned from market approach using an EBITDA multiple to a market approach using a revenue multiple. One common equity investment with a fair value of $0.3 million transitioned from a market approach using an EBITDA multiple to market approach using a revenue multiple.
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

Financial instruments disclosed but not carried at fair value

The Company’s debt, including its credit facilities, is presented at carrying value on the Consolidated Statements of Financial Condition. The fair value of the Company’s credit facilities and unsecured notes are estimated in accordance with the Company’s valuation policy. The carrying value and fair value of the Company’s debt were as follows:

	June 30, 2026			December 31, 2025
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
ING Facility	3	$14,552	$14,552	$254,537	$254,537
Wells Funding Facility	3	431,250	431,250	497,250	497,250
CBNA Funding Facility	3	225,000	225,000	225,000	225,000
JPM Funding Facility	3	838,072	838,072	744,073	744,073
Series A 2028 Notes(1)(6)	3	143,875	144,416	145,151	146,080
Series B 2026 Notes(2)(6)	3	—	—	106,745	106,683
Series B 2028 Notes(2)(6)	3	125,770	126,397	127,227	128,152
Series C 2027 Notes(3)(6)	3	136,416	136,722	135,966	137,638
Series C 2029 Notes(3)(6)	3	163,285	164,204	162,425	167,204
Series D 2027 Notes(4)(6)	3	99,090	99,520	99,390	100,272
Series D 2029 Notes(4)(6)	3	195,831	197,255	198,349	200,709
2030 Notes(5)	3	295,389	298,103	294,837	294,837
2028 Notes(7)	3	290,953	293,803	294,582	294,080
Total		$2,959,483	$2,969,294	$3,285,532	$3,296,515

(1)
The carrying value of the Company’s Series A 2028 Notes (as defined below) was presented net of unamortized debt issuance costs of $541, as of June 30, 2026, and $849, as of December 31, 2025.
(2)
The carrying value of the Company’s Series B 2026 Notes and Series B 2028 Notes (each as defined below) was presented net of unamortized debt issuance costs of $- and $626, respectively, as of June 30, 2026, and $255 and $773, respectively, as of December 31, 2025.
(3)
The carrying value of the Company’s Series C 2027 Notes and Series C 2029 Notes (each as defined below) was presented net of unamortized debt issuance costs of $307 and $919, respectively, as of June 30, 2026, and $534 and $1,075, respectively, as of December 31, 2025.
(4)
The carrying value of the Company’s Series D 2027 Notes and Series D 2029 Notes (each as defined below) was presented net of unamortized debt issuance costs of $430 and $1,424, respectively, as of June 30, 2026, and $610 and $1,651, respectively, as of December 31, 2025.
(5)
The carrying value of the Company’s 2030 Notes (as defined below) was presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance cost on the Consolidated Statements of Financial Condition of $2,714, as of June 30, 2026, and $3,080 as of December 31, 2025. The carrying value of the Company’s 2030 Notes was presented net of unamortized original issue discount of $1,830, as of June 30, 2026, and $2,083 as of December 31, 2025.
(6)
Inclusive of change in fair market value of effective hedge.
(7)
The carrying value of the Company’s 2028 Notes (as defined below) was presented net of unamortized debt issuance costs and unamortized original issue discount of $2,850, and $1,579, respectively, as of June 30, 2026 and $3,488 and $1,930, respectively, as of December 31, 2025.

The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.

(6) DEBT

The Company’s outstanding debt obligations were as follows:

	June 30, 2026			December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
ING Facility(1)	$1,350,000	$14,552	$1,334,835	$1,350,000	$254,537	$1,094,850
Wells Funding Facility	900,000	431,250	468,750	900,000	497,250	402,750
CBNA Funding Facility	375,000	225,000	150,000	375,000	225,000	150,000
JPM Funding Facility	1,200,000	838,072	361,928	1,200,000	744,073	455,927
Series A 2028 Notes(2)	146,000	146,000	—	146,000	146,000	—
Series B 2026 Notes(3)	—	—	—	107,000	107,000	—
Series B 2028 Notes(3)	128,000	128,000	—	128,000	128,000	—
Series C 2027 Notes(4)	136,500	136,500	—	136,500	136,500	—
Series C 2029 Notes(4)	163,500	163,500	—	163,500	163,500	—
Series D 2027 Notes(5)	100,000	100,000	—	100,000	100,000	—
Series D 2029 Notes(5)	200,000	200,000	—	200,000	200,000	—
2030 Notes(6)	300,000	300,000	—	300,000	300,000	—
2028 Notes(7)	300,000	300,000	—	300,000	300,000	—
Total	$5,299,000	$2,982,874	$2,315,513	$5,406,000	$3,301,860	$2,103,527

(1)
As of June 30, 2026 and December 31, 2025, letters of credit of $613 and $613, respectively, were outstanding, which reduced the unused availability under the ING Facility by the same amount. Under the ING Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of June 30, 2026 and December 31, 2025, the Company had borrowings denominated in Euros (EUR) of 6,598 and 12,216. As of June 30, 2026 and December 31, 2025, the Company had borrowings denominated in Canadian dollars (CAD) of 5,800 and 5,800, respectively. As of June 30, 2026 and December 31, 2025, the Company had borrowings denominated in British Pound (GBP) of 2,200 and 2,200, respectively.
(2)
The carrying value of the Company’s Series A 2028 Notes was presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $541, as of June 30, 2026 and $849, as of December 31, 2025.
(3)
The carrying value of the Company’s Series B 2026 Notes and Series B 2028 Notes was presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $0 and $626, respectively, as of June 30, 2026 and $255 and $773, respectively, as of December 31, 2025.
(4)
The carrying value of the Company’s Series C 2027 Notes and Series C 2029 Notes was presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $307 and $919, respectively, as of June 30, 2026 and $534 and $1,075, respectively, as of December 31, 2025.
(5)
The carrying value of the Company’s Series D 2027 Notes and Series D 2029 Notes was presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $430 and $1,424, respectively, as of June 30, 2026 and $610 and $1,651, respectively, as of December 31, 2025.
(6)
The carrying value of the Company’s 2030 Notes was presented net of unamortized debt issuance cost of $2,714, as of June 30, 2026, and $3,080 as of December 31, 2025. The carrying value of the Company’s 2030 Notes was presented net of unamortized original issue discount of $1,830, as of June 30, 2026, and $2,083 as of December 31, 2025.
(7)
The carrying value of the Company’s 2028 Notes (as defined below) was presented net of unamortized debt issuance costs and unamortized original issue discount of $2,850, and $1,579, respectively, as of June 30, 2026 and $3,488 and $1,930, respectively, as of December 31, 2025.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Combined weighted average interest rate (1)	6.33%	7.17%	6.35%	7.21%
Combined weighted average effective interest rate(2)	6.82%	7.58%	6.83%	7.63%
Combined weighted average debt outstanding	$3,163,437	$3,009,543	$3,206,159	$2,977,479

(1)
Excludes unused commitment fees, amortization of financing costs, accretion of original issue discount and net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items.
(2)
Excludes unused commitment fees.

As of June 30, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements of each of the credit facilities, debt securitizations and each of the respective unsecured notes.

ING Facility

On February 1, 2022, the Company initially entered into a senior secured revolving credit agreement (as amended, restated, supplemented or otherwise modified from time to time, the “ING Facility”) with the Company, as borrower, ING Capital LLC (“ING”), as administrative agent, Sumitomo Mitsui Banking Corporation, MUFG Union Bank, N.A., and Truist Securities, Inc. as joint lead arrangers, and the lenders from time to time party thereto. Pursuant to the ING Facility, the lenders have agreed to extend credit to the Company in an aggregate principal amount of up to $1,350,000, subject to availability under a borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness. Maximum capacity under the ING Facility may be increased to $2,025,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The availability period of the ING Facility will terminate on May 7, 2030 and will mature on May 7, 2031.

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

The summary information of the ING Facility is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Borrowing interest expense	$228	$3,906	$2,012	$7,435
Facility unused commitment fees	1,260	1,046	2,404	2,100
Amortization of deferred financing costs	568	524	1,093	1,040
Total	$2,056	$5,476	$5,509	$10,575
Weighted average interest rate	4.71%	6.21%	5.43%	6.23%
Weighted average effective interest rate	16.56%	7.05%	8.37%	7.10%
Weighted average outstanding balance	$19,015	$248,659	$73,759	$237,539

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

The summary information of the Wells Funding Facility is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Borrowing interest expense	$6,996	$6,332	$14,532	$12,612
Facility unused commitment fees	828	1,379	1,455	2,743
Amortization of deferred financing costs	584	534	1,154	1,049
Total	$8,408	$8,245	$17,141	$16,404
Weighted average interest rate	5.52%	6.57%	5.54%	6.58%
Weighted average effective interest rate	5.98%	7.12%	5.98%	7.13%
Weighted average outstanding balance	$501,723	$381,250	$521,637	$381,250

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

The summary information of the CBNA Funding Facility is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Borrowing interest expense	$3,347	$2,493	$6,682	$4,865
Facility unused commitment fees	190	284	377	572
Amortization of deferred financing costs	271	276	538	546
Total	$3,808	$3,053	$7,597	$5,983
Weighted average interest rate	5.90%	6.57%	5.91%	6.57%
Weighted average effective interest rate	6.37%	7.30%	6.39%	7.31%
Weighted average outstanding balance	$225,000	$150,000	$225,000	$147,203

JPM Funding Facility

On July 15, 2024, following the consummation of the SLIC Acquisition, the Company became party to and assumed SLIC’s obligations under the Amended and Restated Loan and Security Agreement, initially dated as of November 24, 2021 (as amended, the “JPM Funding Facility”), among SLIC Financing SPV, the Company, as successor by merger to SLIC, as parent and servicer, U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary, JP Morgan Chase Bank, N.A., as administrative agent (“JPM”), the lenders party thereto, and the issuing banks party thereto. Pursuant to the JPM Funding Facility, JPM has agreed to extend credit to SLIC Financing SPV in an aggregate principal amount, as of June 30, 2026, of up to $1,200,000 at any one time outstanding.

The JPM Funding Facility is a revolving funding facility with a reinvestment period ending September 15, 2028 (or upon the occurrence of certain events as specified therein) and a final maturity date of September 15, 2030. Advances under the JPM Funding Facility are available in U.S. dollars and other permitted currencies. As of June 30, 2026, the interest charged on the JPM Funding Facility is based on SOFR (or, if SOFR is not available, a benchmark replacement or a “base rate” (which is the greater of a prime rate and the federal funds rate plus 0.50%), as applicable), Daily Simple RFR, EURIBOR, Adjusted Term CORRA, or the AUD Screen Rate, as applicable, plus a margin of 1.90%, as set forth in the JPM Funding Facility.

The summary information of the JPM Funding Facility is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Borrowing interest expense	$12,631	$12,304	$23,377	$23,911
Facility unused commitment fees	585	874	1,387	1,796
Amortization of deferred financing costs	627	630	1,247	1,253
Total	$13,843	$13,808	$26,011	$26,960
Weighted average interest rate	5.57%	6.54%	5.57%	6.55%
Weighted average effective interest rate	5.85%	6.87%	5.87%	6.89%
Weighted average outstanding balance	$896,666	$744,633	$834,913	$726,487

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

In connection with the Series A Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the Series A 2026 Notes, the Company received a fixed interest rate of 8.10% per annum and paid a floating interest rate of SOFR + 6.96% per annum on $204,000 notional amount of the Series A 2026 Notes. Under the interest rate swap agreement related to the Series A 2028 Notes, the Company receives a fixed interest rate of 8.13% per annum and pays a floating interest rate of SOFR + 4.88% per annum on $146,000 notional amount of the Series A 2028 Notes. The interest rate swaps related to the Series A 2026 Notes and Series A 2028 Notes mature on March 16, 2026 and March 16, 2028, respectively. The interest expense related to the Series A Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company's Consolidated Statements of Operations. As of June 30, 2026, the interest rate swaps had a fair value of $0 and $(2,098), respectively, related to the Series A 2026 Notes and Series A 2028 Notes. Based on the fair value measurement hierarchy, the swaps are classified as Level 3 investments. Depending on the nature of the balance at period end, the fair value of the interest rate swaps are either included as a component of "accrued expenses and other liabilities" or "prepaid expenses and other assets" on the Company's Consolidated Statements of Financial Condition. The change in fair value of the interest rate swaps is offset by the change in fair value of the Series A 2028 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. The Company designated the interest rate swap on the Series A 2028 Notes as the hedging instrument in a qualifying hedge accounting relationship.

The Series A 2026 Notes were redeemed in full by the Company pursuant to the March 2023 NPA on December 17, 2025. The interest rate swap in relation to the Series A 2026 Notes was terminated in conjunction with the repayment of the Series A 2026 Notes.

The summary information of the Series A 2026 Notes is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Borrowing interest expense	$—	$4,388	$—	$8,856
Amortization of debt issuance costs	-	184	-	366
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	—	—	—	(30)
Total	$—	$4,572	$—	$9,192
Stated interest rate	—%	8.10%	—%	8.10%
Weighted average effective interest rate	—%	8.96%	—%	9.04%

The summary information of the Series A 2028 Notes is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Borrowing interest expense	$3,157	$3,141	$6,274	$6,346
Amortization of debt issuance costs	79	79	308	157
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	18	15	(43)	10
Total	$3,254	$3,235	$6,539	$6,513
Stated interest rate	8.13%	8.13%	8.13%	8.13%
Weighted average effective interest rate	8.91%	8.82%	8.96%	8.91%

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

The Series B 2026 Notes had a fixed interest rate of 8.84% per year and the Series B 2028 Notes have a fixed interest rate of 8.88% per year, subject to a step up to the extent a Below Investment Grade Event (as defined in the August 2023 NPA) or a Secured Debt Ratio Event (as defined in the August 2023 NPA) occurs. The Series B 2026 Notes would have matured on August 10, 2026 and the Series B 2028 Notes will mature on August 10, 2028, unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the August 2023 NPA. Interest on the Series B Notes is due semiannually in March and September of each year, beginning in March 2024. In addition, the Company is obligated to offer to repay the Series B Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the August 2023 NPA, the Company may redeem the Series B Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if the Series B 2026 Notes would have been redeemed on or before May 10, 2026 or the Series B 2028 Notes are redeemed on or before May 10, 2028, a make-whole premium.

In connection with the Series B Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the Series B 2026 Notes, the Company received a fixed interest rate of 8.84% per annum and paid a floating interest rate of SOFR + 6.12% per annum on $107,000 notional amount of the Series B 2026 Notes. Under the interest rate swap agreement related to the Series B 2028 Notes, the Company receives a fixed interest rate of 8.88% per annum and pays a floating interest rate of SOFR + 5.56% per annum on $128,000 notional amount of the Series B 2028 Notes. The interest rate swaps related to the Series B 2026 Notes and Series B 2028 Notes mature on August 10, 2026 and August 10, 2028, respectively. The interest expense related to the Series B Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company's Consolidated Statements of Operations. As of June 30, 2026, the interest rate swaps had a fair value of $(2,073), related to the Series B 2028 Notes. Based on the fair value measurement hierarchy, the swaps are classified as Level 3 investments. Depending on the nature of the balance at period end, the fair value of the interest rate swaps are either included as a component of "accrued expenses and other liabilities" or "prepaid expenses and other assets" on the Company's Consolidated Statements of Financial Condition. The change in fair value of the interest rate swaps is offset by the change in fair value of the Series B 2028 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship. The change in fair value of the interest rate swap on the Series B 2026 Notes is included as a component of interest expense and other financing on the Consolidated Statements of Operations. The interest rate swap on the Series B 2026 Notes does not qualify for hedge accounting treatment.

The Series B 2026 Notes were redeemed in full by the Company pursuant to the August 2023 NPA on May 11, 2026 at par plus accrued and unpaid interest to, but not including, the date of prepayment. The interest rate swap in relation to the Series B 2026 Notes was terminated in conjunction with the repayment of the Series B 2026 Notes.

The summary information of the Series B 2026 Notes is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Borrowing interest expense	$1,051	$2,491	$3,416	$5,016
Amortization of debt issuance costs	152	103	255	203
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	131	1	366	(13)
Total	$1,334	$2,595	$4,037	$5,206
Stated interest rate	8.84%	8.84%	8.84%	8.84%
Weighted average effective interest rate	11.22%	9.69%	10.45%	9.75%

The summary information of the Series B 2028 Notes is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Borrowing interest expense	$2,987	$2,993	$5,938	$6,044
Amortization of debt issuance costs	74	73	147	145
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	8	17	-48	14
Total	$3,069	$3,083	$6,037	$6,203
Stated interest rate	8.88%	8.88%	8.88%	8.88%
Weighted average effective interest rate	9.59%	9.58%	9.43%	9.67%

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

In connection with the Series C Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the Series C 2027 Notes, the Company receives a fixed interest rate of 8.92% per annum and pays a floating interest rate of SOFR + 4.49% per annum on $136,500 notional amount of the Series C 2027 Notes. Under the interest rate swap agreement related to the Series C 2029 Notes, the Company receives a fixed interest rate of 9.07% per annum and pays a floating interest rate of SOFR + 4.77% per annum on $163,500 notional amount of the Series C 2029 Notes. The interest rate swaps related to the Series C 2027 Notes and Series C 2029 Notes mature on March 1, 2027 and March 1, 2029, respectively. The interest expense related to the Series C Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company's Consolidated Statements of Operations. As of June 30, 2026, the interest rate swaps had a fair value of $353 and $927, respectively, related to the Series C 2027 Notes and Series C 2029 Notes. Based on the fair value measurement hierarchy, the swaps are classified as Level 3 investments. Depending on the nature of the balance at period end, the fair value of the interest rate swaps is either included as a component of “accrued expenses and other liabilities” or “prepaid expenses and other assets” on the Company's Consolidated Statements of Financial Condition. Depending on the nature of the balance at period end, the fair value of the interest rate swaps is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company's Consolidated Statements of Financial Condition. The change in fair value of the interest rate swaps are offset by the change in fair value of the Series C Notes, with the remaining difference included as a component of interest expense and other financing on the Consolidated Statements of Operations. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

The summary information of the Series C 2027 Notes is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Borrowing interest expense	$2,817	$3,034	$5,612	$6,050
Amortization of debt issuance costs	114	114	228	226
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	78	(15)	213	(51)
Total	$3,009	$3,133	$6,053	$6,225
Stated interest rate	8.92%	8.92%	8.92%	8.92%
Weighted average effective interest rate	8.82%	9.22%	8.87%	9.20%

The summary information of the Series C 2029 Notes is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Borrowing interest expense	$3,490	$3,750	$6,952	$7,477
Amortization of debt issuance costs	86	84	170	167
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	164	(106)	201	(311)
Total	$3,740	$3,728	$7,323	$7,333
Stated interest rate	9.07%	9.07%	9.07%	9.07%
Weighted average effective interest rate	9.15%	9.38%	8.96%	9.35%

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

In connection with the Series D 2027 Notes and Series D 2029 Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the Series D 2027 Notes, the Company receives a fixed interest rate of 6.84% per annum and pays a floating interest rate of SOFR + 3.46% per annum on $100,000 of the Series D 2027 Notes. Under the interest rate swap agreement related to the Series D 2029 Notes, the Company receives a fixed interest rate of 6.91% per annum and pays a floating interest rate of SOFR + 3.48% per annum on $200,000 of the Series D 2029 Notes. As of June 30, 2026, the interest rate swaps had a fair value of $(763) and $(3,513), respectively, related to the Series D 2027 Notes and Series D 2029 Notes. Based on the fair value measurement hierarchy, the swaps are classified as Level 3 investments. Depending on the nature of the balance at period end, the fair value of the interest rate swaps is either included as a component of “accrued expenses and other liabilities” or “prepaid expenses and other assets” on the Company's Consolidated Statements of Financial Condition. The change in fair value of the interest rate swaps are offset by the change in fair value of the Series D Notes, with the remaining difference included as a component of interest and other financing expense on the Consolidated Statements of Operations. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

The summary information of the Series D 2027 Notes is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Borrowing interest expense	$1,803	$1,788	$3,563	$3,543
Amortization of debt issuance costs	98	95	194	189
Net change in unrealized appreciation (depreciation) on effective interest rate swaps and hedged items	5	4	8	10
Total	$1,906	$1,887	$3,765	$3,742
Stated interest rate	6.84%	6.84%	6.84%	6.84%
Weighted average effective interest rate	7.62%	7.54%	7.53%	7.47%

The summary information of the Series D 2029 Notes is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Borrowing interest expense	$3,617	$3,637	$7,150	$7,197
Amortization of debt issuance costs	114	114	228	227
Net change in unrealized appreciation (depreciation) on effective interest rate swaps and hedged items	(26)	36	(89)	76
Total	$3,705	$3,787	$7,289	$7,500
Stated interest rate	6.91%	6.91%	6.91%	6.91%
Weighted average effective interest rate	7.41%	7.50%	7.29%	7.42%

The 2030 Notes

On October 1, 2024, the Company issued $300,000 in aggregate principal amount of 5.750% notes due 2030 (the “2030 Notes”), pursuant to a Base Indenture dated October 1, 2024 (the “Base Indenture”) between the Company and US Bank Trust Company, National Association (the “Trustee”), as supplemented by the First Supplemental Indenture dated October 1, 2024 (the “First Supplemental Indenture” and together with the Base Indenture, the “February 2030 Notes Indenture”). As of June 30, 2026, the Company was in compliance with all covenants and other requirements of the 2030 Notes.

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

In connection with the 2030 Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the 2030 Notes, the Company receives a fixed interest rate of 5.95% per annum and pays a floating interest rate of SOFR + 1.96% per annum on $300,000 of the 2030 Notes. As of June 30, 2026, the interest rate swaps had a fair value of $(1), related to the 2030 Notes. Based on the fair value measurement hierarchy, the swaps are classified as Level 3 investments. Depending on the nature of the balance at period end, the fair value of the interest rate swaps is either included as a component of “accrued expenses and other liabilities” or “prepaid expenses and other assets” on the Company's Consolidated Statements of Financial Condition. The change in fair value of the interest rate swaps are offset by the change in fair value of the 2030 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

The summary information of the 2030 Notes is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Borrowing interest expense	$4,264	$4,313	$8,577	$8,626
Amortization of debt issuance costs	188	186	374	367
Accretion of original issuance discount	127	127	253	253
Net change in unrealized appreciation (depreciation) on effective interest rate swaps and hedged items	(65)	—	(65)	—
Total	$4,514	$4,626	$9,139	$9,246
Stated interest rate	5.75%	5.75%	5.75%	5.75%
Weighted average effective interest rate	6.02%	6.17%	6.09%	6.16%

The 2028 Notes

On September 25, 2025, the Company issued $300,000 in aggregate principal amount of 5.125% notes due 2028 (the “2028 Notes”), pursuant to a Base Indenture, as supplemented by the Second Supplemental Indenture dated September 25, 2025 (the “Second Supplemental Indenture” and together with the Base Indenture, the “September 2028 Notes Indenture”) between the Company and Trustee. As of June 30, 2026, the Company was in compliance with all covenants and other requirements of the 2028 Notes.

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

In connection with the 2028 Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the 2028 Notes, the Company receives a fixed interest rate of 5.13% per annum and pays a floating interest rate of SOFR + 2.06% per annum on $300,000 of the 2028 Notes. As of June 30, 2026, the interest rate swaps had a fair value of $(4,668), related to the 2028 Notes. Based on the fair value measurement hierarchy, the swaps are classified as Level 3 investments. Depending on the nature of the balance at period end, the fair value of the interest rate swaps is either included as a component of “accrued expenses and other liabilities” or “prepaid expenses and other assets” on the Company's Consolidated Statements of Financial Condition. The change in fair value of the interest rate swaps are offset by the change in fair value of the 2028 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

The summary information of the 2028 Notes is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Borrowing interest expense	$4,187	—	$8,305	—
Amortization of debt issuance costs	330	—	655	—
Accretion of original issuance discount	176	—	351	—
Net change in unrealized appreciation (depreciation) on effective interest rate swaps and hedged items	33	—	39	—
Total	$4,726	—	$9,350	—
Stated interest rate	5.13%	—	5.12%	—
Weighted average effective interest rate	6.30%	—	6.23%	—

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

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2026 and December 31, 2025, the Company had $671,668 and $858,781 of unfunded commitments to fund delayed draw and revolving senior secured loans, respectively.

(8) MEMBERS’ CAPITAL

The following table shows the components of distributable earnings as shown on the Consolidated Statements of Financial Condition:

	As of
	June 30, 2026	December 31, 2025
Total distributable earnings (loss), beginning of period	$(125,999)	$(50,459)
Net investment income	136,405	321,016
Net realized gain (loss)	(72,152)	(16,288)
Net unrealized appreciation (depreciation)	(42,516)	(66,296)
Distributions declared	(143,514)	(312,944)
Tax reclassification of unitholders' equity	—	(1,028)
Total distributable earnings (loss), end of period	$(247,776)	$(125,999)

The following table summarizes the total Units issued and proceeds received from the closings of the Company’s continuous private offering that occurred for the six months ended June 30, 2026 and 2025:

Unit Issuance Date	Units Issued	Proceeds Received
For the Six Months Ended June 30, 2026
January 01, 2026	972,536	$18,060
February 01, 2026	489,573	9,062
March 01, 2026	1,505,645	27,704
April 01, 2026	432,731	7,841
May 01, 2026	231,644	4,193
June 01, 2026	338,864	6,120
Total	3,970,993	$72,980
For the Six Months Ended June 30, 2025
January 01, 2025	2,728,267	$51,728
February 01, 2025	2,952,665	55,982
March 01, 2025	4,210,752	79,752
April 01, 2025	3,003,865	56,533
May 01, 2025	1,797,612	33,759
June 01, 2025	2,743,611	51,580
Total	17,436,772	$329,334

The following table summarizes the Company’s distributions declared and payable for the six months ended June 30, 2026 and 2025:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
For the Six Months Ended June 30, 2026
January 26, 2026	January 31, 2026	February 04, 2026	$0.1250	$22,986
February 23, 2026	February 28, 2026	March 04, 2026	0.1250	23,141
March 23, 2026	March 31, 2026	April 06, 2026	0.1250	23,423
March 23, 2026	March 31, 2026	April 06, 2026	0.0213	3,991	(1)
April 24, 2026	April 30, 2026	May 05, 2026	0.1234	22,163
May 26, 2026	May 31, 2026	June 03, 2026	0.1227	22,152
June 22, 2026	June 30, 2026	July 06, 2026	0.1208	21,936
June 22, 2026	June 30, 2026	July 06, 2026	0.0205	3,722	(1)
Total Distributions			$0.7837	$143,514
For the Six Months Ended June 30, 2025
January 27, 2025	January 31, 2025	February 05, 2025	$0.1265	$22,270
February 27, 2025	February 28, 2025	March 05, 2025	0.1263	22,696
March 25, 2025	March 31, 2025	April 03, 2025	0.1263	23,317
January 27, 2025	March 31, 2025	April 03, 2025	0.0474	8,751	(1)
April 25, 2025	April 30, 2025	May 05, 2025	0.1261	23,346
May 27, 2025	May 31, 2025	June 04, 2025	0.1259	23,628
June 18, 2025	June 30, 2025	July 03, 2025	0.1254	23,971
June 18, 2025	June 30, 2025	July 03, 2025	0.0470	8,984	(1)
Total Distributions			$0.8509	$156,963

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

The following table summarizes the amounts received and Units issued to unitholders who have participated in the DRIP during the six months ended June 30, 2026 and 2025:

Payment Date	DRIP Units Issued	DRIP Units Value
For the Six Months Ended June 30, 2026
January 06, 2026	873,430	$16,220
February 04, 2026	741,175	13,719
March 04, 2026	749,647	13,793
April 06, 2026	887,911	16,089
May 05, 2026	707,546	12,807
June 03, 2026	705,433	12,740
Total	4,665,142	$85,368
For the Six Months Ended June 30, 2025
January 04, 2025	807,260	$15,306
February 05, 2025	697,198	13,219
March 05, 2025	711,427	13,474
April 03, 2025	717,209	13,498
April 03, 2025	269,166	5,066
May 05, 2025	735,715	13,817
June 05, 2025	743,135	13,970
Total	4,681,110	$88,350

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

The following table further summarizes the unit repurchases completed for the six months ended June 30, 2026 and 2025:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program
For the Six Months Ended June 30, 2026
March 07, 2026	5.00%	$18.12	March 31, 2026	$164,936	9,102,453	5.00%	(2)
June 04, 2026	5.00%	17.91	June 30, 2026	159,649	8,913,931	5.00%	(3)
Total				$324,585	18,016,384
For the Six Months Ended June 30, 2025
March 07, 2025	5.00%	$18.82	March 31, 2025	$65,290	3,469,202	2.01%	(4)
June 08, 2025	5.00%	$18.77	June 30, 2025	107,041	5,702,776	3.15%	(4)
Total				$172,331	9,171,978

(1) Percentage is based on total units as of the close of the previous calendar quarter.

(2) Due to oversubscription of the tender offer, the Company accepted for purchase on a pro rata basis approximately 47.8% of the Units validly tendered and not properly withdrawn prior to the expiration of the tender offer on March 7, 2026.

(3) Due to oversubscription of the tender offer, the Company accepted for purchase on a pro rata basis approximately 41.6% of the Units validly tendered and not properly withdrawn prior to the expiration of the tender offer on June 4, 2026.

(4) All repurchase requests were satisfied in full.

(9) EARNINGS (LOSS) PER UNIT

The following table sets forth the computation of basic and diluted earnings (loss) per Unit:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Numerator - net increase (decrease) in Members' Capital from operations	$31,906	$70,566	$21,737	$120,572
Denominator - weighted average Units outstanding	180,379,755	187,815,378	182,816,004	183,838,053
Basic and diluted earnings (loss) per Unit	$0.18	$0.38	$0.12	$0.66

(10) CONSOLIDATED FINANCIAL HIGHLIGHTS

The following are the financial highlights (dollar amounts in thousands, except per share amounts):

	For the Six Months Ended
	June 30, 2026	June 30, 2025
Per Unit Data:(1)
Net asset value, beginning of period	$18.57	$18.96
Net investment income (loss)	0.75	0.85
Net unrealized and realized gain (loss)(2)	(0.63)	(0.19)
Net increase (decrease) in net assets resulting from operations	0.12	0.66
Distributions declared	(0.78)	(0.85)
Total increase (decrease) in net assets	(0.66)	(0.19)
Net asset value, end of period	$17.91	$18.77
Units outstanding, end of period	172,668,816	185,456,368
Weighted average units outstanding	182,816,004	183,838,053
Total return based on net asset value(3)	0.68%	3.55%
Ratio/Supplemental Data:
Members' Capital, end of period	$3,091,814	$3,480,148
Ratio of expenses before waivers to average Members' Capital(4)	10.19%	10.07%
Ratio of net expenses to average Members’ Capital(4)	9.85%	9.40%
Ratio of net investment income to average Members’ Capital(4)	8.54%	9.49%
Asset coverage ratio(5)	204.00%	211.00%
Portfolio turnover rate	5.75%	8.41%

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

July Issuances and Distribution Declarations

Pursuant to the Company’s continuous private offering, the Company issued approximately 122,704 Units for an aggregate offering price of $2,198 effective July 1, 2026.

On July 24, 2026, the Company declared a distribution in the amount of $0.1206 per unit and payable on or around August 5, 2026 to unitholders of record as of July 31, 2026.

August Issuances

Pursuant to the Company’s continuous private offering, the Company held a close relating to the sale of its Units for an aggregate offering price of $5,672 effective August 1, 2026.

2028 Notes Exchange Offer

Pursuant to a Registration Statement on Form N-14 (File No. 333-296572), which went effective on July 2, 2026, the Company commenced an exchange offer in which holders of the 2028 Notes that were restricted because they were issued in a private placement were offered the opportunity to exchange such notes for new, registered notes with substantially identical terms. The exchange offer expires at 12:01 a.m., New York City time, on August 20, 2026, unless extended.

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
•
general economic, political and industry trends and other external factors, including government shutdowns and uncertainty surrounding international armed conflicts and war and the financial and political stability of the United States and other countries;
•
the effect of an inflationary economic environment on our portfolio companies, our financial condition and our results of operations;
•
the impact of interruptions in the supply chain on our portfolio companies, including potential shortages of oil and other energy sources;
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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio is presented below:

	June 30, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$5,874,695	$5,761,212	96.4%	$6,506,675	$6,424,695	97.1%
Second Lien Debt	19,012	19,654	0.3	31,045	32,023	0.5
Other Debt Investments	9,013	6,587	0.1	12,010	11,564	0.2
Equity	99,871	84,807	1.4	64,305	57,052	0.9
Investments in Joint Venture	110,439	108,372	1.8	85,438	85,276	1.3
Total	$6,113,030	$5,980,632	100.0%	$6,699,473	$6,610,610	100.0%

Our debt portfolio displayed the following characteristics of each of our investments(1), (2) unless otherwise noted:

	As of
	June 30, 2026		December 31, 2025
Number of portfolio companies	299		313
Number of industries	45		44
Number of new investment commitments in portfolio companies	9		53
Number of portfolio companies exited or fully repaid	23		44
Percentage of performing debt bearing a floating rate, at fair value	99.9%		99.9%
Percentage of performing debt bearing a fixed rate, at fair value	0.1%		0.1%
Weighted average yield on debt and income producing investments, at cost(3)	9.0%		9.0%
Weighted average yield on debt and income producing investments, at fair value(3)	9.2%		9.1%
Weighted average yield on total portfolio, at cost(4)	8.7%		8.9%
Weighted average yield on total portfolio, at fair value(4)	8.9%		9.0%
Weighted average 12-month EBITDA(5)	$179.79		$180.50
Median 12-month EBITDA(5)	93.0		90.8
Weighted average net leverage through tranche(5)(6)	6.0	x	6.0x
Weighted average interest coverage(5)(7)	1.8	x	1.7x
Weighted average loan to value(5)(8)	39.6%		40.6%
Percentage of our debt portfolio subject to business cycle volatility(5)	5.2%		5.0%
Average position size of our investments, at fair value (in millions)	$20.00		$21.12

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

Investment Activity

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and For the Three Months Ended
	June 30, 2026	June 30, 2025
New investments committed
Gross Principal Balance(1)	$176,402	$483,855
Less: Syndications	—	(22,547)
Net New Investments Committed	$176,402	$461,308
Investments, at cost
Investments, beginning of period	$6,472,428	$6,356,728
New investments purchased	211,362	498,225
Net accretion of discount on investments	6,391	5,630
Payment-in-kind	10,598	5,630
Net realized gain (loss) on investments	(36,229)	(834)
Investments sold or repaid	(551,520)	(228,558)
Investments, end of period	$6,113,030	$6,636,821
Principal amount of investments funded
First lien debt investments	$203,077	$503,561
Equity(2)	100	—
Investment in Joint Venture(3)	10,000	—
Total	$213,177	$503,561
Amount of investments sold/fully repaid, at principal
First lien debt investments	$68,586	$65,142
Equity(2)	—	—
Total	$68,586	$65,142

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

As of June 30, 2026, we and the JV Partner made capital contributions of $100,438 and $15,061 in member's equity, respectively, to NH Keystone.

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

The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System is as follows:

	June 30, 2026		December 31, 2025
	Fair Value	% of Total	Fair Value	% of Total
Risk rating 1	$—	—%	$18,232	0.3%
Risk rating 2	5,799,011	97.0	6,393,100	96.7
Risk rating 3	126,881	2.1	126,779	1.9
Risk rating 4	54,740	0.9	72,499	1.1
Total	$5,980,632	100.0%	$6,610,610	100.0%

The table below presents the amortized cost of our performing and non-accrual investments as of the following periods:

	June 30, 2026		December 31, 2025
	Amortized Cost	% of Total	Amortized Cost	% of Total
Performing	$6,026,915	98.6%	$6,578,348	98.2%
Non-accrual (1)	86,115	1.4	121,125	1.8
Total	$6,113,030	100.0%	$6,699,473	100.0%

(1)
As of June 30, 2026 and December 31, 2025 the company had certain investments in six and five portfolio companies, respectively, that were on non-accrual status.

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

CONSOLIDATED RESULTS OF OPERATIONS

The following table represents our operating results:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Total investment income	$151,847	$164,338	$304,186	$325,851
Less: Net expenses	81,123	86,638	167,679	170,056
Net investment income before taxes	70,724	77,700	136,507	155,795
Less: Excise tax expense	—	—	102	—
Net investment income after taxes	70,724	77,700	136,405	155,795
Net realized gain (loss)	(36,791)	(799)	(72,152)	(5,811)
Net change in unrealized appreciation (depreciation)	(2,027)	(6,335)	(42,516)	(29,412)
Net increase (decrease) in Members' Capital resulting from operations	$31,906	$70,566	$21,737	$120,572

Investment Income

Investment income was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Investment income:
Interest income	$136,380	$155,787	$277,595	$306,569
Payment-in-kind income	4,538	4,877	8,821	11,468
Dividend income	8,906	1,301	13,972	2,424
Other income	2,023	2,373	3,798	5,390
Total Investment Income	$151,847	$164,338	$304,186	$325,851

In the table above, total investment income decreased from $164,338 for the three months ended June 30, 2025 to $151,847 for the three months ended June 30, 2026, respectively and decreased from $325,851 for the six months ended June 30, 2025 to $304,186 for the six months ended June 30, 2026. The decrease was primarily driven by declining base rates and repricings on our existing portfolio, which impacted our weighted average yield. Our weighted average yield at cost on debt and income producing investments decreased to 9.0% as of June 30, 2026 from 9.8% as of June 30, 2025. Total dividend income increased from $1,301 for the three months ended June 30, 2025 to $8,906 for the three months ended June 30, 2026 and increased from $2,424 for the six months ended June 30, 2025 to $13,972 for the six months ended June 30, 2026 primarily attributable to dividend income earned from our investment in the joint venture at NH Keystone. For the three months ended June 30, 2026 and June 30, 2025, 3.0% and 3.0%, respectively, of our total investment income was comprised of PIK interest and for the six months ended June 30, 2026 and June 30, 2025, 2.9% and 3.5%, respectively, of our total investment income was comprised of PIK interest.

Additionally, for the three and six months ended June 30, 2026, we recorded $2,488 and $4,191 of non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts, etc.) as compared to $892 and $2,519 for the same period in the prior year, primarily as a result of prepayments.

Expenses

Expenses were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Expenses:
Interest and other financing expenses	$57,372	$61,229	$115,790	$121,084
Management fees	10,157	10,939	20,778	21,474
Income based incentive fees	10,523	11,627	20,705	23,238
Servicing fees	6,907	7,384	14,129	14,547
Professional fees	3,727	2,319	6,744	4,288
Directors' fees	130	128	259	258
Administrative service fees	50	50	167	54
General and other expenses	207	322	307	473
Total expenses	$89,073	$93,998	$178,879	$185,416
Management fees waiver	(3,975)	(3,680)	(5,600)	(7,680)
Income based incentive fees waiver	(3,975)	(3,680)	(5,600)	(7,680)
Net expenses	$81,123	$86,638	$167,679	$170,056
Excise tax expense	$—	$—	$102	$—

Interest and Other Financing Expenses

Interest and other financing expenses, including unused commitment fees, amortization of debt issuance costs, net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items and deferred financing costs, decreased to $57,372 for the three months ended June 30, 2026 from $61,229 for the three months ended June 30, 2025 and $115,790 for the six months ended June 30, 2026 from $121,084 for the six months ended June 30, 2025. The decrease was primarily driven by a lower average interest rate, which declined from 7.25% as of June 30, 2025 to 6.38% as of June 30, 2026, as well as the redemption of our Series B 2026 Notes. This was partially offset by an increase in average borrowings, which rose to $3.16 billion as of June 30, 2026 from $3.01 billion in the prior period.

Base Management Fee

Base management fees, net of waivers, were $6.2 million for the second quarter of 2026, compared with $7.3 million in the prior-year period. The decrease was primarily driven by lower net capital. For the first six months of 2026, base management fees, net of waivers, were $15.2 million, compared with $13.8 million in the prior-year period. The increase was primarily attributable to a lower waiver amount in the current period.

Incentive Fees

The income based incentive fees, net of waiver, were $6,548 and $7,947 for the three months ended June 30, 2026 and 2025, respectively, and
$15,105 and $15,558 for the six months ended June 30, 2026 and 2025. The decrease was primarily due to a decrease in pre-incentive fee net investment income. For more information on incentive fee, including terms thereof, for further details, see Note 3 “Related Party Transactions” to our consolidated financial statements included in this Report.

Professional Fees, Administrative Service Fee, Servicing Fees and Other Expenses

Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the management of the Company, which include costs of a financial printer utilized for certain preparation, printing and distribution services related to the offering materials.

Administrative service fees represent fees paid to the Administrator for our allocable portion of the cost of certain of our executive officers that perform duties for us. General and other expenses include insurance, filing, research, subscriptions and other costs. Organizational and offering costs include expenses incurred in our initial formation and our offering of units.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Realized and unrealized gain (loss):
Net realized gain (loss):
Net realized gain (loss) on investments	$(36,848)	$(834)	$(72,228)	$(5,841)
Foreign currency and other transactions	57	35	76	30
Net realized gain (loss):	$(36,791)	$(799)	$(72,152)	$(5,811)
Net change in unrealized appreciation (depreciation):
Net change in unrealized appreciation (depreciation) on investments	(2,575)	(6,479)	(42,387)	(29,616)
Foreign currency translations and other transactions	548	144	(129)	204
Net change in unrealized appreciation (depreciation):	$(2,027)	$(6,335)	$(42,516)	$(29,412)
Net realized and unrealized gain (loss)	$(38,818)	$(7,134)	$(114,668)	$(35,223)

For the three and six months ended June 30, 2026, net realized losses on our investments were $36,791 and $72,152 which was primarily due to the restructuring of three portfolio companies.

For the three and six months ended June 30, 2026, net change in unrealized depreciation on our investments of $2,027 and $42,516, respectively was primarily the result of the changes in spreads in the secondary markets as well as financial performance in certain portfolio companies.

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

As of June 30, 2026, we had approximately $147.1 million of unrestricted cash and cash equivalents, and short term investments (including investments in money market funds), which taken together with our approximately $1,334.8 million, $468.8 million, $150.0 million and $361.9 million of availability under the ING Facility, Wells Funding Facility, CBNA Funding Facility and JPM Funding Facility (subject to borrowing base availability) (each as defined in Note 6. “Debt” in the notes to the accompanying consolidated financial statements), respectively, we expect to be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of June 30, 2026, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments of $671.7 million.

Unregistered Sales of Equity Securities

For the six months ended June 30, 2026 and 2025, total Units issued and proceeds received were as follows:

Unit Issuance Date	Units Issued	Proceeds Received
For the Six Months Ended June 30, 2026
January 01, 2026	972,536	$18,060
February 01, 2026	489,573	9,062
March 01, 2026	1,505,645	27,704
April 01, 2026	432,731	7,841
May 01, 2026	231,644	4,193
June 01, 2026	338,864	6,120
Total	3,970,993	$72,980
For the Six Months Ended June 30, 2025
January 01, 2025	2,728,267	$51,728
February 01, 2025	2,952,665	55,982
March 01, 2025	4,210,752	79,752
April 01, 2025	3,003,865	56,533
May 01, 2025	1,797,612	33,759
June 01, 2025	2,743,611	51,580
Total	17,436,772	$329,334

The following table summarizes our distributions declared and payable for the six months ended June 30, 2026 and 2025:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
For the Six Months Ended June 30, 2026
January 26, 2026	January 31, 2026	February 04, 2026	$0.1250	$22,986
February 23, 2026	February 28, 2026	March 04, 2026	0.1250	23,141
March 23, 2026	March 31, 2026	April 06, 2026	0.1250	23,423
March 23, 2026	March 31, 2026	April 06, 2026	0.0213	3,991	(1)
April 24, 2026	April 30, 2026	May 05, 2026	0.1234	22,163
May 26, 2026	May 31, 2026	June 03, 2026	0.1227	22,152
June 22, 2026	June 30, 2026	July 06, 2026	0.1208	21,936
June 22, 2026	June 30, 2026	July 06, 2026	0.0205	3,722	(1)
Total Distributions			$0.7837	$143,514
For the Six Months Ended June 30, 2025
January 27, 2025	January 31, 2025	February 05, 2025	$0.1265	$22,270
February 27, 2025	February 28, 2025	March 05, 2025	0.1263	22,696
March 25, 2025	March 31, 2025	April 03, 2025	0.1263	23,317
January 27, 2025	March 31, 2025	April 03, 2025	0.0474	8,751	(1)
April 25, 2025	April 30, 2025	May 05, 2025	0.1261	23,346
May 27, 2025	May 31, 2025	June 04, 2025	0.1259	23,628
June 18, 2025	June 30, 2025	July 03, 2025	0.1254	23,971
June 18, 2025	June 30, 2025	July 03, 2025	0.0470	8,984	(1)
Total Distributions			$0.8509	$156,963

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

The following table summarizes the amounts received and Units issued to unitholders who have participated in the DRIP during the six months ended June 30, 2026 and 2025:

Payment Date	DRIP Units Issued	DRIP Units Value
For the Six Months Ended June 30, 2026
January 06, 2026	873,430	$16,220
February 04, 2026	741,175	13,719
March 04, 2026	749,647	13,793
April 06, 2026	887,911	16,089
May 05, 2026	707,546	12,807
June 03, 2026	705,433	12,740
Total	4,665,142	$85,368
For the Six Months Ended June 30, 2025
January 04, 2025	807,260	$15,306
February 05, 2025	697,198	13,219
March 05, 2025	711,427	13,474
April 03, 2025	717,209	13,498
April 03, 2025	269,166	5,066
May 05, 2025	735,715	13,817
June 05, 2025	743,135	13,970
Total	4,681,110	$88,350

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

The following table further summarizes the unit repurchases completed for the six months ended June 30, 2026 and 2025:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program
For the Six Months Ended June 30, 2026
March 07, 2026	5.00%	$18.12	March 31, 2026	$164,936	9,102,453	5.00%	(2)
June 04, 2026	5.00%	17.91	June 30, 2026	159,649	8,913,931	5.00%	(3)
Total				$324,585	18,016,384
For the Six Months Ended June 30, 2025
March 07, 2025	5.00%	$18.82	March 31, 2025	$65,290	3,469,202	2.01%	(4)
June 08, 2025	5.00%	$18.77	June 30, 2025	107,041	5,702,776	3.15%	(4)
Total				$172,331	9,171,978

(1) Percentage is based on total units as of the close of the previous calendar quarter.

(2) Due to oversubscription of the tender offer, the Company accepted for purchase on a pro rata basis approximately 47.8% of the Units validly tendered and not properly withdrawn prior to the expiration of the tender offer on March 7, 2026.

(3) Due to oversubscription of the tender offer, the Company accepted for purchase on a pro rata basis approximately 41.6% of the Units validly tendered and not properly withdrawn prior to the expiration of the tender offer on June 4, 2026.

(4) All repurchase requests were satisfied in full.

Debt

Our outstanding debt obligations were as follows:

	June 30, 2026			December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
ING Facility(1)	$1,350,000	$14,552	$1,334,835	$1,350,000	$254,537	$1,094,850
Wells Funding Facility	900,000	431,250	468,750	900,000	497,250	402,750
CBNA Funding Facility	375,000	225,000	150,000	375,000	225,000	150,000
JPM Funding Facility	1,200,000	838,072	361,928	1,200,000	744,073	455,927
Series A 2028 Notes(2)	146,000	146,000	—	146,000	146,000	—
Series B 2026 Notes(3)	—	—	—	107,000	107,000	—
Series B 2028 Notes(3)	128,000	128,000	—	128,000	128,000	—
Series C 2027 Notes(4)	136,500	136,500	—	136,500	136,500	—
Series C 2029 Notes(4)	163,500	163,500	—	163,500	163,500	—
Series D 2027 Notes(5)	100,000	100,000	—	100,000	100,000	—
Series D 2029 Notes(5)	200,000	200,000	—	200,000	200,000	—
2030 Notes(6)	300,000	300,000	—	300,000	300,000	—
2028 Notes(7)	300,000	300,000	—	300,000	300,000	—
Total	$5,299,000	$2,982,874	$2,315,513	$5,406,000	$3,301,860	$2,103,527

(1)
As of June 30, 2026 and December 31, 2025, letters of credit of $613 and $613, were outstanding, which reduced the unused availability under the ING Facility by the same amount. Under the ING Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of June 30, 2026 and December 31, 2025, the Company had borrowings denominated in Euros (EUR) of 6,598 and 12,216. As of June 30, 2026 and December 31, 2025, the Company had borrowings denominated in Canadian dollars (CAD) of 5,800 and 5,800. As of June 30, 2026 and December 31, 2025, the Company had borrowings denominated in British Pound (GBP) of 2,200 and 2,200.
(2)
The carrying value of the Company’s Series A 2028 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $541, as of June 30, 2026 and $849, as of December 31, 2025.
(3)
The carrying value of the Company’s Series B 2026 Notes and Series B 2028 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $- and $626, respectively, as of June 30, 2026 and $255 and $773, respectively, as of December 31, 2025.
(4)
The carrying value of the Company’s Series C 2027 Notes and Series C 2029 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $307 and $919, respectively, as of June 30, 2026 and $534 and $1,075, respectively, as of December 31, 2025.
(5)
The carrying value of the Company’s Series D 2027 Notes and Series D 2029 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $430 and $1,424, respectively, as of June 30, 2026 and $610 and $1,651, respectively, as of December 31, 2025.
(6)
The carrying value of the Company’s 2030 Notes was presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $2,714, as of June 30, 2026 and $3,080, as of December 31, 2025.
(7)
The carrying value of the Company’s 2028 Notes was presented net of unamortized debt issuance costs and unamortized original issue discount of $2,850, as of June 30, 2026 and $3,488, as of December 31, 2025.

For further details, see Note 6 “Debt” to our consolidated financial statements included in this Report.

RECENT DEVELOPMENTS

July Issuances and Distribution Declarations

Pursuant to our continuous private offering, we issued approximately 122,704 Units for an aggregate offering price of $2.2 million effective July 1, 2026.

On July 24, 2026, our Board declared a regular distribution in the amount of $0.1206 per unit and payable on or around August 5, 2026 to unitholders of record as of July 31, 2026.

August Issuances

Pursuant to our continuous private offering, we held a close relating to the sale of our Units for an aggregate offering price of $5.7 million effective August 1, 2026.

2028 Notes Exchange Offer

Pursuant to a Registration Statement on Form N-14 (File No. 333-296572), which went effective on July 2, 2026, we commenced an exchange offer in which holders of the 2028 Notes that were restricted because they were issued in a private placement were offered the opportunity to exchange such notes for new, registered notes with substantially identical terms. The exchange offer expires at 12:01 a.m., New York City time, on August 20, 2026, unless extended.

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

Valuation Risk

We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of portfolio companies. During periods of market dislocation, we will seek to invest prudently in the secondary loan market to provide our investors better risk adjusted returns while adhering to our core investment tenets. Most of our investments will not have a readily available market price. To ensure accurate valuations, our investments are valued at fair value in good faith by our Board of Directors, based on the input of the Investment Adviser, including the Valuation Designee, our Audit Committee and independent third-party valuation firms engaged at the direction of our Board of Directors, or Valuation Designee, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment while employing a consistently applied valuation process for the investments we hold. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

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

As of June 30, 2026, approximately 99.9% of our debt investments bore floating interest rates. Based on our Consolidated Statements of Financial Condition as of June 30, 2026, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of June 30, 2026) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense(1)	Income
Up 300 basis points	$174,589	$(89,486)	$85,103
Up 200 basis points	$116,393	$(59,657)	$56,736
Up 100 basis points	$58,196	$(29,829)	$28,367
Up 25 basis points	$14,549	$(7,457)	$7,092
Down 25 basis points	$(14,549)	$7,457	$(7,092)
Down 100 basis points	$(58,196)	$29,829	$(28,367)
Down 200 basis points	$(116,280)	$59,657	$(56,623)
Down 300 basis points	$(171,917)	$89,486	$(82,431)

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred for the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K and under Item 1A in our Quarterly report on Form 10-Q for the quarter ended March 31, 2026, which could materially affect our business, financial condition and/or operating results. The risks disclosed in our Annual Report on Form 10-K and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

Refer to “Part I. Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 8. Members’ Capital” in this Report, the Annual Report on Form 10-K and our Current Reports on Form 8-K filed on April 28, 2026, May 27, 2026 and June 23, 2026, for the issuance of our Class S Units for the three months ended June 30, 2026. Such issuances were part of our continuous private offering and were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.

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

On May 5, 2026, we announced a quarterly tender offer that commenced on May 6, 2026 and ended at 12:01 a.m., Eastern Time, on June 4, 2026 (the “Offer”). Because there is no secondary trading market for our Units, our Board of Directors determined, after consideration of various matters, that the Offer was in the best interests of unitholders in order to provide liquidity for our unitholders.

We have accepted for purchase approximately 8,913,931 Units at a purchase price per Unit of $17.91 which is equal to the net asset value per Unit as of March 31, 2026. Due to the oversubscription of the Offer, based on the final count by our transfer agent, we accepted for purchase on a pro rata basis approximately 41.6% of the Units validly tendered and not properly withdrawn prior to the expiration of the Offer. The number of Units that we have accepted for purchase in the Offer represents 5.0% of the total number of Units outstanding as of March 31, 2026. The payment of the purchase price of the Units tendered was promptly made in cash issued to the unitholders whose tenders were accepted for purchase by us in accordance with the terms of the Offer.

The following table sets forth information regarding repurchases of Units during the three months ended June 30, 2026:

Offer Date	Tender Offer Expiration	Purchase Price per Share	Share Repurchased	Aggregate Dollar Amount of Shares Accepted for Repurchase (in thousands)
May 6, 2026	June 4, 2026	$17.91	8,913,931	$159,649

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits and Financial Statement Schedules

(a) Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description

10.1

Amendment No. 6 to Senior Secured Revolving Credit Agreement, dated as of May 7, 2026 with the Company, as a borrower, ING Capital LLC, as administrative agent, ING Capital LLC and Truist Securities, Inc. as joint book runners and ING Capital LLC, MUFG Bank, Ltd., Sumitomo Mitsui Banking Corporation and Truist Securities, Inc. as joint lead arrangers. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed by the Company on May 13, 2026 (File No. 814-01489))

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

North Haven Private Income Fund LLC

Dated: August 10, 2026	By:	/s/ Michael Occi
Michael Occi Director and Chief Executive Officer (Principal Executive Officer)

Dated: August 10, 2026	By:	/s/ David Pessah
David Pessah Chief Financial Officer (Principal Financial Officer)