Form 10-Q
period 2026-09-30
North Haven Private Income Fund LLC
filed 2026-11-10
CIK 1851322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

______________________________________________________________________________________________________

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

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

The number of the registrant’s Class S Units outstanding at November 10, 2026 was 167,916,832.

North Haven Private Income Fund LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED September 30, 2026

North Haven Private Income Fund LLC

Consolidated Statements of Financial Condition

(In thousands, except unit and per unit amounts)

	As of
	September 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $5,747,571 and $6,591,112)	$5,578,689	$6,504,378
Non-controlled/affiliated investments, at fair value (amortized cost of $28,785 and $22,923)	27,651	20,956
Controlled/affiliated investments, at fair value (amortized cost of $157,832 and $85,438)	155,172	85,276
Total investments, at fair value (cost of $5,934,188 and $6,699,473)	5,761,512	6,610,610
Cash and cash equivalents (restricted cash of $34,720 and $11,510)	158,766	199,865
Investments in unaffiliated money market fund (cost of $38,367 and $38,403)	38,367	38,403
Deferred financing costs	32,906	33,878
Interest and dividend receivable from non-controlled/non-affiliated investments	29,181	48,793
Interest and dividend receivable from non-controlled/affiliated investments	41	391
Dividend receivable from controlled/affiliated investments	4,418	1,174
Receivable for investments sold/repaid	23,092	29,048
Prepaid expenses and other assets	1,423	10,958
Total assets	$6,049,706	$6,973,120

Liabilities
Debt (net of unamortized debt issuance costs of $8,757 and $12,317)	$2,841,827	$3,290,766
Subscriptions received in advance (Note 12)	1,877	18,060
Payable for units repurchased (Note 8)	152,294	181,587
Interest and financing costs payable	27,077	54,291
Distributions payable	22,842	28,448
Management fees payable	7,208	3,236
Income based incentive fee payable	7,092	4,176
Payable to affiliates (Note 3)	70	36
Payable for investments purchased	24	24
Accrued expenses and other liabilities	42,558	12,668
Total liabilities	$3,102,869	$3,593,292

Commitments and contingencies (Note 7)

Members' Capital
Units, par value $0.001 per unit (167,073,581 and 182,049,066 units issued and outstanding)	167	182
Paid-in capital in excess of par value	3,241,467	3,505,645
Distributable earnings (loss)	(294,797)	(125,999)
Total members' capital	$2,946,837	$3,379,828
Total liabilities and members' capital	$6,049,706	$6,973,120
Net asset value per unit	$17.64	$18.57

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund LLC

Consolidated Statements of Operations (Unaudited)

(In thousands, except unit and per unit amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$129,942	$159,148	$407,379	$465,413
Payment-in-kind income	4,274	4,054	12,647	15,145
Dividend income	1,679	1,305	8,976	3,729
Other income	1,634	2,048	5,339	7,424
From non-controlled/affiliated investments:
Interest income	386	189	614	493
Payment-in-kind income	157	330	605	707
Dividend income	—	—	118	—
Other income	12	11	33	25
From controlled/affiliated investments:
Dividend income	4,417	—	10,974	—
Total investment income	142,501	167,085	446,685	492,936

Expenses:
Interest and other financing expenses	55,597	62,535	171,386	183,619
Management fees	9,708	11,063	30,486	32,537
Income based incentive fees	9,592	11,825	30,298	35,063
Servicing fees	6,601	7,240	20,730	21,787
Professional fees	2,585	2,740	9,329	7,028
Directors' fees	131	129	389	387
Administrative service fees	70	50	236	104
General and other expenses	173	168	480	641
Total expenses	84,457	95,750	263,334	281,166
Management fees waiver (Note 3)	(2,500)	(4,200)	(8,100)	(11,880)
Income based incentive fees waiver (Note 3)	(2,500)	(4,200)	(8,100)	(11,880)
Net expenses	79,457	87,350	247,134	257,406
Net investment income before taxes	63,044	79,735	199,551	235,530
Excise tax expense		—	102	—
Net investment income after taxes	63,044	79,735	199,449	235,530
Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	(5,025)	(7,542)	(77,253)	(13,383)
Foreign currency and other transactions	(22)	16	54	46
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(44,527)	(3,842)	(80,948)	(33,632)
Non-controlled/affiliated investments	4,893	(972)	832	(798)
Controlled/affiliated investments	(593)	—	(2,498)	—
Translation of assets and liabilities in foreign currencies	11	(22)	(118)	182
Net realized and unrealized gain (loss)	$(45,263)	$(12,362)	$(159,931)	$(47,585)
Net increase (decrease) in members' capital resulting from operations	$17,781	$67,373	$39,518	$187,945
Earnings (loss) per unit (basic and diluted)	$0.10	$0.35	$0.22	$1.01
Weighted average units outstanding (basic and diluted)	174,447,683	189,822,018	179,995,910	185,854,627

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited)

(In thousands, except unit and per unit amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Members' Capital at beginning of period:	$3,091,814	$3,480,148	$3,379,828	$3,271,186
Increase (decrease) in members’ capital resulting from operations:
Net investment income (loss)	63,044	79,735	199,449	235,530
Net realized gain (loss)	(5,047)	(7,526)	(77,199)	(13,337)
Net change in unrealized appreciation (depreciation)	(40,216)	(4,836)	(82,732)	(34,248)
Net increase (decrease) in members’ capital resulting from operations	17,781	67,373	39,518	187,945
Distributions to Unitholders from:
Distributable earnings	(64,802)	(80,129)	(208,316)	(237,092)
Capital transactions:
Issuance of Units	15,599	74,417	88,579	403,751
Reinvestment of distributions	38,739	47,230	124,107	135,580
Repurchased Units	(152,294)	(107,961)	(476,879)	(280,292)
Net increase (decrease) in members' capital resulting from capital transactions	(97,956)	13,686	(264,193)	259,039
Total increase (decrease) in members' capital	(144,977)	930	(432,991)	209,892
Members' capital at end of period	$2,946,837	$3,481,078	$2,946,837	$3,481,078
Distributions per unit	$0.37	$0.42	$1.15	$1.27

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund LLC

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Nine Months Ended
	September 30, 2026	September 30, 2025
Cash flows from operating activities:
Net increase (decrease) in members' capital resulting from operations	$39,518	$187,945
Adjustments to reconcile net increase (decrease) in members' capital resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	82,614	34,430
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	118	(182)
Net unrealized (appreciation) depreciation on interest rate swap attributed to unsecured notes	855	1,536
Net realized (gain) loss on investments	77,253	13,383
Net realized (gain) loss on foreign currency and other transactions	(54)	(46)
(Increase) decrease in investments in unaffiliated money market fund	36	23,347
Net accretion of discount and amortization of premium on investments	(17,463)	(18,580)
Payment-in-kind interest and dividend capitalized	(22,879)	(16,656)
Amortization of deferred financing costs	6,111	5,888
Amortization of debt issuance costs and original issuance discount on unsecured notes	4,560	3,524
Purchases of investments and change in payable for investments purchased	(471,207)	(1,504,184)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	1,205,191	878,776
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	19,612	19,738
(Increase) decrease in interest and dividend receivable from non-controlled/affiliated investments	350	(209)
(Increase) decrease in dividend receivable from controlled/affiliated investments	(3,244)	—
(Increase) decrease in prepaid expenses and other assets	10,114	(7,443)
(Decrease) increase in payable to affiliates	34	(483)
(Decrease) increase in management fees payable	3,972	(474)
(Decrease) increase in incentive fees payable	2,916	(774)
(Decrease) increase in interest payable	(27,215)	(23,984)
(Decrease) increase in accrued expenses and other liabilities	(7,249)	(1,840)
Net cash provided by (used in) operating activities	903,943	(406,288)

Cash flows from financing activities:
Borrowings on debt	551,671	$1,543,237
Repayments on debt	(967,818)	(1,195,000)
Deferred financing costs paid	(5,139)	(6,533)
Debt issuance costs paid	(95)	(3,549)
Distributions paid	(89,814)	(94,810)
Proceeds from issuance of Units	70,519	352,023
Subscriptions received in advance	1,877	29,011
Repurchases of Units	(506,171)	(228,123)
Net cash provided by (used in) financing activities	(944,970)	396,256
Net increase (decrease) in cash, cash equivalents and restricted cash	(41,027)	(10,032)
Effect of foreign exchange rate changes on cash	(72)	—
Cash, cash equivalents and restricted cash, at beginning of period	199,865	159,788
Cash, cash equivalents and restricted cash, at end of period	$158,766	$149,756

Supplemental information and non-cash activities:
Excise tax paid	$102	$—
Interest expense paid	$185,296	$195,941
Accrued but unpaid repurchases of Units	$152,294	$107,961
Distribution reinvestment paid	$124,107	$135,580
Accrued but unpaid distributions	$22,842	$32,880
Non-cash purchases of investments	$(82,547)	$(30,915)
Non-cash sales of investments	$82,547	$30,915

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Debt Investments - non-controlled/non-affiliated
Aerospace & Defense
AA&D Midco, Inc.	(6) (8) (10)	First Lien Debt	S +	4.25%	8.32%	11/29/2030	6,880	$6,818	$6,880	0.23%
AA&D Midco, Inc.	(6) (8) (17)	First Lien Debt	S +	4.25%	8.32%	11/29/2030	215	170	215	0.01
Jonathan Acquisition Company	(6)	First Lien Debt	S +	4.50%	8.61%	05/11/2029	3,672	3,628	3,645	0.12
Jonathan Acquisition Company	(6) (17)	First Lien Debt	S +	4.50%	8.61%	05/11/2029	—	(5)	(4)	0.00
ManTech International CP	(6) (11) (12)	First Lien Debt	S +	4.50%	8.32%	09/14/2029	32,753	32,534	32,589	1.11
ManTech International CP	(6) (8)	First Lien Debt	S +	4.50%	8.32%	09/14/2029	464	461	462	0.01
ManTech International CP	(6) (17)	First Lien Debt	S +	4.50%	8.32%	09/14/2028	—	(21)	(24)	0.00
Two Six Labs, LLC	(6) (8) (11)	First Lien Debt	S +	5.00%	9.07%	08/20/2030	12,961	12,886	12,909	0.44
Two Six Labs, LLC	(6) (8) (17)	First Lien Debt	S +	5.00%	9.07%	08/20/2030	—	(20)	(10)	0.00
								56,451	56,662	1.92
Air Freight & Logistics
R1 Holdings, LLC	(6)	First Lien Debt	S +	6.75%	10.57%	12/29/2028	1,246	1,230	1,147	0.04
R1 Holdings, LLC	(6)	First Lien Debt	S +	6.75%	10.57%	12/29/2028	114	113	105	0.00
R1 Holdings, LLC	(6) (17)	First Lien Debt	S +	6.75%	10.57%	12/29/2028	186	183	167	0.01
								1,526	1,419	0.05
Automobile Components
Continental Acquisition Holdings, Inc.	(6) (11) (12) (13) (14)	First Lien Debt	S +	7.00% PIK		07/20/2028	12,945	12,296	4,880	0.17
OEConnection, LLC	(6) (8) (12)	First Lien Debt	S +	4.50%	8.40%	12/23/2032	1,493	1,486	1,463	0.05
OEConnection, LLC	(6) (8) (17)	First Lien Debt	S +	4.50%	8.40%	12/23/2032	—	(2)	(17)	0.00
OEConnection, LLC	(6) (8) (17)	First Lien Debt	S +	4.50%	8.40%	12/23/2032	—	(1)	(5)	0.00
Randy's Holdings, Inc.	(6)	First Lien Debt	S +	5.00%	8.90%	11/01/2029	13,979	13,810	13,839	0.47
Randy's Holdings, Inc.	(6) (7) (17)	First Lien Debt	S +	5.00%	8.90%	11/01/2029	4,496	4,414	4,424	0.15
Randy's Holdings, Inc.	(6) (7) (17)	First Lien Debt	S +	5.00%	8.90%	11/01/2029	599	579	580	0.02
Sonny's Enterprises, LLC	(6) (11) (12)	First Lien Debt	S +	5.50%	9.41%	08/05/2028	51,807	51,509	50,581	1.72
Sonny's Enterprises, LLC	(6) (7)	First Lien Debt	S +	5.50%	9.41%	08/05/2028	5,911	5,863	5,772	0.20
Sonny's Enterprises, LLC	(6) (7) (17)	First Lien Debt	S +	5.50%	9.41%	08/05/2027	5,293	5,266	5,161	0.17
Spectrum Automotive Holdings Corp.	(6) (8) (11)	First Lien Debt	S +	5.25%	9.15%	06/29/2028	9,750	9,710	9,750	0.33
Spectrum Automotive Holdings Corp.	(6) (8)	First Lien Debt	S +	5.25%	9.15%	06/29/2028	5,444	5,407	5,444	0.18
Spectrum Automotive Holdings Corp.	(6) (8) (17)	First Lien Debt	S +	5.25%	9.15%	06/29/2027	—	(1)	-	0.00
								110,336	101,872	3.46
Automobiles
COP Collisionright Parent, LLC	(6) (7) (10)	First Lien Debt	S +	4.75%	8.57%	01/29/2030	24,164	23,874	23,922	0.81
COP Collisionright Parent, LLC	(6) (7) (17)	First Lien Debt	S +	4.75%	8.57%	01/29/2030	18,077	17,832	17,853	0.61
COP Collisionright Parent, LLC	(6) (7) (17)	First Lien Debt	S +	4.75%	8.57%	01/29/2030	—	(46)	(43)	0.00
Drivecentric Holdings, LLC	(6) (8) (11)	First Lien Debt	S +	4.50%	8.54%	08/15/2031	38,816	38,516	38,816	1.32
Drivecentric Holdings, LLC	(6) (8) (17)	First Lien Debt	S +	4.50%	8.54%	08/15/2031	—	(34)	-	0.00
Drivecentric Holdings, LLC	(6) (8) (17)	First Lien Debt	S +	4.50%	8.54%	08/15/2031	—	(28)	-	0.00
LeadVenture, Inc.	(6) (8) (11)	First Lien Debt	S +	5.00%	9.07%	06/23/2032	9,313	9,192	8,925	0.30
LeadVenture, Inc.	(6) (8) (17)	First Lien Debt	S +	5.00%	9.07%	06/23/2032	864	847	790	0.03
LeadVenture, Inc.	(6) (8) (17)	First Lien Debt	S +	5.00%	9.07%	06/23/2032	208	198	171	0.00
MajorDrive Holdings IV, LLC	(9)	First Lien Debt	S +	4.00%	8.34%	06/01/2028	2,915	2,917	2,788	0.09
Vehlo Purchaser, LLC	(6) (11)	First Lien Debt	S +	5.25%	9.15%	05/24/2028	1,999	1,991	1,969	0.07
Vehlo Purchaser, LLC	(6) (11)	First Lien Debt	S +	5.25%	9.15%	05/24/2028	45,668	45,388	44,983	1.53

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Vehlo Purchaser, LLC	(6) (8) (17)	First Lien Debt	S +	5.25%	9.15%	05/24/2028	—	(1)	(5)	0.00
								140,646	140,169	4.76
Banks
Computer Services, Inc.	(6) (7) (12)	First Lien Debt	S +	4.50%	8.57%	11/17/2031	8,966	8,926	8,831	0.30
Computer Services, Inc.	(6) (7) (17)	First Lien Debt	S +	4.50%	8.57%	11/17/2031	—	(9)	(62)	0.00
								8,917	8,769	0.30
Beverages
Vamos Bidco, Inc.	(6) (9) (11)	First Lien Debt	S +	4.50%	8.57%	01/30/2032	11,464	11,371	11,263	0.38
Vamos Bidco, Inc.	(6) (9) (17)	First Lien Debt	S +	4.50%	8.57%	01/30/2032	1,448	1,422	1,363	0.05
Vamos Bidco, Inc.	(6) (9) (17)	First Lien Debt	S +	4.50%	8.57%	01/30/2032	871	859	845	0.03
								13,652	13,471	0.46
Capital Markets
Orion Advisor Solutions, Inc.		First Lien Debt	S +	2.75%	6.57%	09/24/2030	3,930	3,953	3,910	0.13
Chemicals
Olympus Water US Holding Corporation	(9)	First Lien Debt	S +	3.00%	7.07%	06/20/2031	4,623	4,633	4,624	0.16
Tank Holding Corp.	(6) (12)	First Lien Debt	S +	5.75%	9.77%	03/31/2028	48,069	47,688	46,601	1.58
Tank Holding Corp.	(6) (8)	First Lien Debt	S +	5.75%	9.77%	03/31/2028	5,416	5,344	5,267	0.18
Tank Holding Corp.	(6) (8) (17)	First Lien Debt	P +	4.75%	11.75%	03/31/2028	171	163	116	0.00
V Global Holdings, LLC	(6) (8) (11) (12)	First Lien Debt	S +	5.75%	9.63%	01/02/2029	15,816	15,678	14,605	0.50
V Global Holdings, LLC	(6) (8) (17)	First Lien Debt	S +	5.75%	9.63%	01/02/2029	1,193	1,181	1,023	0.03
								74,687	72,236	2.45
Commercial Services & Supplies
Astra Service Partners, LLC	(6)	First Lien Debt	S +	4.50%	8.65%	11/26/2032	4,500	4,469	4,441	0.15
Astra Service Partners, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.65%	11/26/2032	1,480	1,470	1,461	0.05
Atlas US Finco, Inc.	(6) (7) (11) (12) (15)	First Lien Debt	S +	4.50%	8.23%	12/09/2029	64,428	63,848	63,721	2.16
Atlas US Finco, Inc.	(6) (7) (15) (17)	First Lien Debt	S +	4.50%	8.23%	12/09/2028	—	(24)	(48)	0.00
AWP Group Holdings, Inc.	(6) (7) (11) (12)	First Lien Debt	S +	5.91% (incl. 3.28% PIK)	9.73%	12/22/2032	35,432	35,007	34,895	1.18
AWP Group Holdings, Inc.	(6) (17)	First Lien Debt	S +	5.25%	9.07%	12/22/2032	1,429	1,362	1,356	0.05
Belfor Holdings, Inc.	(9)	First Lien Debt	S +	2.75%	6.65%	11/01/2030	1,841	1,852	1,841	0.06
BPG Holdings IV Corp.	(6) (10) (11) (14)	First Lien Debt	S +	7.85% PIK		07/29/2029	27,401	26,235	10,936	0.37
Consor Intermediate II, LLC	(6) (11)	First Lien Debt	S +	4.50%	8.57%	05/12/2031	5,301	5,269	5,301	0.18
Consor Intermediate II, LLC	(6) (8) (17)	First Lien Debt	S +	4.50%	8.57%	05/12/2031	—	(11)	-	0.00
Consor Intermediate II, LLC	(6) (8) (17)	First Lien Debt	S +	4.50%	8.57%	05/12/2031	211	205	211	0.01
CRCI Longhorn Holdings, Inc.	(6) (8) (11)	First Lien Debt	S +	4.75%	8.65%	08/27/2031	8,669	8,603	8,669	0.29
CRCI Longhorn Holdings, Inc.	(6) (8) (17)	First Lien Debt	S +	4.75%	8.65%	08/27/2031	1,800	1,784	1,800	0.06
CRCI Longhorn Holdings, Inc.	(6) (8) (17)	First Lien Debt	S +	4.75%	8.65%	08/27/2031	—	(10)	-	0.00
Energy Labs Holdings Corp.	(6) (11)	First Lien Debt	S +	5.00%	9.00%	04/07/2028	7,840	7,804	7,703	0.26
Energy Labs Holdings Corp.	(6) (7)	First Lien Debt	S +	5.00%	9.00%	04/07/2028	2,507	2,488	2,448	0.08
Energy Labs Holdings Corp.	(6) (7) (17)	First Lien Debt	S +	5.00%	9.00%	04/07/2028	1,283	1,275	1,250	0.04
EnergySolutions, LLC	(9)	First Lien Debt	S +	3.25%	7.15%	09/20/2030	4,351	4,368	4,343	0.15
Firebird Acquisition Corp, Inc.	(6) (8)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.82%	02/02/2032	6,127	6,104	6,127	0.21
Firebird Acquisition Corp, Inc.	(6) (8) (17)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.82%	02/02/2032	2,369	2,357	2,369	0.08
Firebird Acquisition Corp, Inc.	(6) (8) (17)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.82%	02/02/2032	—	(4)	-	0.00
FLS Holding, Inc.	(6) (7) (11) (12) (15)	First Lien Debt	S +	5.75% (incl. 1.70% PIK)	9.97%	12/15/2028	24,260	23,577	19,537	0.66
FLS Holding, Inc.	(6) (11) (15)	First Lien Debt	S +	5.75% (incl. 1.70% PIK)	9.97%	12/15/2028	5,688	5,529	4,581	0.16

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
FLS Holding, Inc.	(6) (7) (15) (17)	First Lien Debt	S +	5.75% (incl. 1.70% PIK)	9.97%	12/15/2028	2,322	2,264	1,865	0.06
Hercules Borrower, LLC	(6) (8)	First Lien Debt	S +	4.75%	8.65%	12/15/2028	25,706	25,594	25,513	0.87
Hercules Borrower, LLC	(6) (8)	First Lien Debt	C +	4.75%	7.17%	12/15/2028	CAD 2,970	2,071	2,076	0.07
HSI Halo Acquisition, Inc.	(6) (8) (12)	First Lien Debt	S +	5.00%	8.82%	06/30/2031	14,790	14,680	14,790	0.50
HSI Halo Acquisition, Inc.	(6) (8)	First Lien Debt	S +	5.00%	8.82%	06/30/2031	1,777	1,764	1,777	0.06
HSI Halo Acquisition, Inc.	(6) (8) (17)	First Lien Debt	S +	5.00%	8.82%	06/28/2030	—	(15)	-	0.00
Iris Buyer, LLC	(6) (11) (15)	First Lien Debt	S +	5.25%	8.92%	10/02/2031	20,135	19,809	19,933	0.68
Iris Buyer, LLC	(6) (15)	First Lien Debt	S +	5.25%	8.92%	10/02/2031	853	844	844	0.03
Iris Buyer, LLC	(6) (15) (17)	First Lien Debt	S +	5.25%	8.92%	10/02/2030	—	(39)	(29)	0.00
LSF12 Crown US Commercial Bidco, LLC		First Lien Debt	S +	2.50%	6.18%	12/02/2031	2,570	2,580	2,572	0.09
Procure Acquireco, Inc. (Procure Analytics)	(6) (8) (11)	First Lien Debt	S +	4.75%	8.82%	12/20/2028	15,119	15,119	15,119	0.51
Procure Acquireco, Inc. (Procure Analytics)	(6) (8) (17)	First Lien Debt	S +	4.75%	8.82%	12/20/2028	919	916	919	0.03
Procure Acquireco, Inc. (Procure Analytics)	(6) (8) (17)	First Lien Debt	S +	4.75%	8.82%	12/20/2028	—	-	-	0.00
Railpros Parent, LLC	(6) (8) (11)	First Lien Debt	S +	4.25%	8.01%	05/24/2032	20,998	20,821	20,946	0.71
Railpros Parent, LLC	(6) (8) (17)	First Lien Debt	S +	4.25%	8.01%	05/24/2032	1,948	1,913	1,932	0.07
Railpros Parent, LLC	(6) (8) (17)	First Lien Debt	S +	4.25%	8.01%	05/24/2032	—	(26)	(8)	0.00
Routeware, Inc.	(6) (7) (11)	First Lien Debt	S +	5.25%	9.23%	09/18/2031	4,773	4,736	4,726	0.16
Routeware, Inc.	(6) (17)	First Lien Debt	S+	5.25%	9.23%	09/18/2031	632	621	611	0.02
Routeware, Inc.	(6) (7) (17)	First Lien Debt	S +	5.25%	9.23%	09/18/2031	—	(4)	(5)	0.00
Sherlock Buyer Corp.	(6) (7) (11) (12)	First Lien Debt	S +	5.75%	9.82%	12/06/2030	24,649	24,587	21,964	0.75
Sherlock Buyer Corp.	(6) (7) (17)	First Lien Debt	S +	5.75%	9.82%	12/07/2029	—	(5)	(324)	-0.01
Surewerx Purchaser III, Inc.	(6) (11) (12) (15)	First Lien Debt	S +	5.25%	9.41%	12/28/2029	4,581	4,545	4,581	0.16
Surewerx Purchaser III, Inc.	(6) (8) (15)	First Lien Debt	C +	5.25%	7.54%	12/28/2029	CAD 2,572	1,859	1,811	0.06
Surewerx Purchaser III, Inc.	(6) (8) (15) (17)	First Lien Debt	S +	5.25%	9.41%	12/28/2029	—	(5)	-	0.00
Surewerx Purchaser III, Inc.	(6) (8) (15) (17)	First Lien Debt	S +	5.25%	9.41%	12/28/2028	—	(9)	-	0.00
Sweep Midco, LLC	(6) (7) (11) (18)	Second Lien Debt				03/12/2034	1,086	543	115	0.00
Sweep Midco, LLC	(6) (7) (11) (18)	Second Lien Debt				03/12/2036	3,156	-	-	0.00
Sweep Purchaser, LLC	(6) (11)	First Lien Debt	S +	5.75% PIK	9.71%	06/30/2028	4,649	4,649	4,628	0.16
Sweep Purchaser, LLC	(6) (11)	First Lien Debt	S +	5.75%	9.71%	06/30/2028	2,014	2,014	2,005	0.07
Sweep Purchaser, LLC	(6) (7) (17)	First Lien Debt	S +	5.75%	9.71%	06/30/2028	188	188	185	0.01
Tamarack Intermediate, LLC	(6) (11)	First Lien Debt	S +	4.75%	8.50%	03/12/2029	25,342	25,137	25,280	0.86
Tamarack Intermediate, LLC	(6) (8) (17)	First Lien Debt	S +	4.75%	8.50%	03/12/2029	3,848	3,803	3,835	0.13
Tamarack Intermediate, LLC	(6) (8) (17)	First Lien Debt	S +	4.75%	8.50%	03/12/2029	—	(28)	(11)	0.00
Tidal Waste & Recycling Holdings, LLC		First Lien Debt	S +	2.75%	6.82%	10/24/2031	1,970	1,976	1,972	0.07
Transit Technologies, LLC	(6)	First Lien Debt	S +	5.00%	8.73%	08/20/2031	15,177	15,059	14,558	0.49
Transit Technologies, LLC	(6) (8) (17)	First Lien Debt	S +	5.00%	8.73%	08/20/2031	1,503	1,479	1,305	0.04
Transit Technologies, LLC	(6) (8) (17)	First Lien Debt	S +	5.00%	8.73%	08/20/2030	—	(17)	(96)	0.00
Vensure Employer Services, Inc.	(6) (11)	First Lien Debt	S +	5.00%	9.03%	09/29/2031	28,572	28,340	28,414	0.96
Vensure Employer Services, Inc.	(6) (9) (17)	First Lien Debt	S +	5.00%	9.03%	09/29/2031	—	(9)	(7)	0.00
VRC Companies, LLC	(6) (7) (11)	First Lien Debt	S +	5.50%	9.47%	06/29/2027	40,207	40,152	40,110	1.36
VRC Companies, LLC	(6) (7)	First Lien Debt	S +	5.50%	9.47%	06/29/2027	41,735	41,598	41,635	1.41
VRC Companies, LLC	(6) (7) (17)	First Lien Debt	S +	5.50%	9.47%	06/29/2027	—	-	(2)	0.00
								513,061	488,481	16.58
Construction & Engineering
Arcoro Holdings Corp.	(6) (7)	First Lien Debt	S +	5.50%	9.57%	03/28/2030	51,775	51,102	49,296	1.67

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Arcoro Holdings Corp.	(6) (7) (17)	First Lien Debt	S +	5.50%	9.57%	03/28/2030	—	(92)	(380)	-0.01
Artera Services, LLC		First Lien Debt	S +	4.50%	8.40%	02/15/2031	1,960	1,947	1,478	0.05
Crown Subsea Communications Holding, Inc.	(8)	First Lien Debt	S +	3.00%	6.90%	01/30/2031	3,970	3,997	3,984	0.13
KPSKY Acquisition, Inc.	(6) (8) (11) (12)	First Lien Debt	S +	5.50%	9.42%	10/19/2028	20,374	19,875	18,918	0.64
KPSKY Acquisition, Inc.	(6) (11)	First Lien Debt	S +	5.50%	9.42%	10/19/2028	16,240	16,028	15,080	0.51
LJ Avalon Holdings, LLC	(6) (7) (12)	First Lien Debt	S +	4.75%	8.50%	02/01/2030	2,933	2,933	2,904	0.10
LJ Avalon Holdings, LLC	(6) (17)	First Lien Debt	S +	4.75%	8.50%	02/01/2030	4,186	4,163	4,143	0.14
LJ Avalon Holdings, LLC	(6) (7) (17)	First Lien Debt	S +	4.75%	8.50%	02/01/2029	—	(1)	(8)	0.00
Superman Holdings, LLC	(6) (8) (11)	First Lien Debt	S +	4.50%	8.57%	08/29/2031	24,949	24,855	24,762	0.84
Superman Holdings, LLC	(6) (8) (12)	First Lien Debt	S +	4.50%	8.57%	08/29/2031	8,176	8,121	8,115	0.28
Superman Holdings, LLC	(6) (8) (17)	First Lien Debt	S +	4.50%	8.57%	08/29/2031	—	(13)	(28)	0.00
								132,915	128,264	4.35
Consumer Staples Distribution & Retail
PDI TA Holdings, Inc.	(6) (11)	First Lien Debt	S +	6.00% (incl. 2.50% PIK)	9.82%	02/03/2031	38,772	38,511	36,275	1.23
PDI TA Holdings, Inc.	(6)	First Lien Debt	S +	5.50%	9.32%	02/03/2031	3,217	3,197	3,010	0.10
								41,708	39,285	1.33
Containers & Packaging
Berlin Packaging, LLC		First Lien Debt	S +	3.25%	7.22%	06/07/2031	5,890	5,894	5,842	0.20
BP Purchaser, LLC	(6) (8) (11) (12)	First Lien Debt	S +	7.50% (incl. 1.00% PIK)	11.71%	12/11/2028	33,998	33,134	27,010	0.92
Clydesdale Acquisition Holdings, Inc.		First Lien Debt	S +	3.75%	7.65%	04/01/2032	2,097	2,097	2,082	0.07
FORTIS Solutions Group, LLC	(6) (8) (11)	First Lien Debt	S +	5.50%	9.67%	10/13/2028	21,570	21,517	21,538	0.73
FORTIS Solutions Group, LLC	(6) (8)	First Lien Debt	S +	5.50%	9.67%	10/13/2028	2,813	2,802	2,809	0.09
FORTIS Solutions Group, LLC	(6) (8) (17)	First Lien Debt	S +	5.50%	9.67%	10/13/2028	1,267	1,264	1,264	0.04
								66,708	60,545	2.05
Distributors
ABB Concise Optical Group, LLC	(6) (8) (12)	First Lien Debt	S +	7.50%	11.72%	02/23/2028	17,008	16,883	16,710	0.57
Alpine Acquisition Corp. II	(6) (7)	First Lien Debt	S +	5.00%	8.69%	01/14/2031	4,226	4,226	4,226	0.14
Alpine Acquisition Corp. II	(6) (7)	First Lien Debt	S +	5.25%	8.94%	01/14/2031	5,641	5,641	5,641	0.19
Alpine Acquisition Corp. II	(6) (7) (17)	First Lien Debt	S +	4.75%	8.44%	01/14/2031	—	(4)	-	0.00
Alpine Acquisition Corp. II	(6) (7) (17)	First Lien Debt	S +	4.75%	8.44%	01/14/2031	—	(73)	-	0.00
PT Intermediate Holdings III, LLC	(6) (11) (12)	First Lien Debt	S +	4.75%	8.82%	04/09/2030	55,367	54,975	55,367	1.88
								81,648	81,944	2.78
Diversified Consumer Services
Any Hour, LLC	(6) (9)	First Lien Debt	S +	5.75% (incl. 3.25% PIK)	9.82%	05/23/2030	11,944	11,828	7,993	0.27
Any Hour, LLC	(6) (9)	First Lien Debt	S +	5.75% (incl. 3.25% PIK)	9.82%	05/23/2030	338	335	226	0.01
Any Hour, LLC	(6) (14)	Unsecured Debt		13.00% PIK		05/23/2031	3,868	3,821	-	0.00
Any Hour, LLC	(6) (9) (17)	First Lien Debt	S +	5.75% (incl. 3.25% PIK)	9.82%	05/23/2030	1,615	1,599	1,030	0.03
Apex Service Partners, LLC	(6) (7) (10) (11) (12)	First Lien Debt	S +	5.00%	9.07%	10/24/2030	53,477	52,948	53,477	1.81
Apex Service Partners, LLC	(6) (7)	First Lien Debt	S +	5.00%	9.07%	10/24/2030	7,816	7,728	7,816	0.27
Apex Service Partners, LLC	(6) (7) (17)	First Lien Debt	S +	5.00%	9.07%	10/24/2029	—	(43)	-	0.00
Ascend Learning, LLC	(9)	First Lien Debt	S +	3.00%	6.90%	12/11/2028	7,246	7,226	7,196	0.24
DA Blocker Corp.	(6) (8) (10) (15)	First Lien Debt	S +	4.75%	8.82%	02/10/2032	7,759	7,696	7,623	0.26
DA Blocker Corp.	(6) (8) (15) (17)	First Lien Debt	S +	4.75%	8.82%	02/10/2032	—	(9)	(42)	0.00
DA Blocker Corp.	(6) (8) (15) (17)	First Lien Debt	S +	4.75%	8.82%	02/10/2032	—	(6)	(14)	0.00
Eclipse Buyer, Inc.	(6) (9) (11)	First Lien Debt	S +	4.25%	7.98%	09/08/2031	8,362	8,298	8,232	0.28
Eclipse Buyer, Inc.	(6) (9) (17)	First Lien Debt	S +	4.25%	7.98%	09/08/2031	—	(5)	(11)	0.00

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Essential Services Holding Corporation	(6) (12)	First Lien Debt	S +	5.25%	8.98%	06/17/2031	18,793	18,657	17,561	0.60
Essential Services Holding Corporation	(6) (17)	First Lien Debt	S +	5.25%	8.98%	06/17/2030	1,417	1,398	1,206	0.04
EVDR Purchaser, Inc.	(6) (8)	First Lien Debt	S +	4.75%	8.65%	02/14/2031	31,038	30,609	30,146	1.02
EVDR Purchaser, Inc.	(6) (8) (17)	First Lien Debt	S +	4.75%	8.65%	02/14/2031	3,447	3,380	3,291	0.11
Express Wash Acquisition Company, LLC	(6) (11)	First Lien Debt	S +	6.25%	10.01%	04/10/2031	5,624	5,486	5,343	0.18
Express Wash Acquisition Company, LLC	(6) (7) (17)	First Lien Debt	S +	6.25%	10.01%	04/10/2031	—	(9)	(17)	0.00
FPG Intermediate Holdco, LLC	(6) (14)	First Lien Debt	S +	5.00% PIK		07/02/2029	2,458	2,424	312	0.01
FPG Intermediate Holdco, LLC	(6)	First Lien Debt	S +	5.00% PIK		07/02/2029	913	913	913	0.03
GarageCo Intermediate II, LLC	(6) (8) (12)	First Lien Debt	S +	4.25%	8.00%	08/02/2032	3,434	3,405	3,391	0.11
GarageCo Intermediate II, LLC	(6) (8) (17)	First Lien Debt	S +	4.25%	8.00%	08/02/2032	—	(21)	(63)	0.00
GarageCo Intermediate II, LLC	(6) (8) (17)	First Lien Debt	S +	4.25%	8.00%	07/30/2032	202	189	183	0.01
Heartland Home Services, Inc.	(6) (8)	First Lien Debt	S +	5.75%	9.75%	12/15/2026	22,694	22,672	22,032	0.75
Kodiak Buyer, LLC	(6) (8) (10)	First Lien Debt	S +	4.25%	8.32%	07/26/2032	9,206	9,126	9,162	0.31
Kodiak Buyer, LLC	(6) (8) (17)	First Lien Debt	S +	4.25%	8.32%	07/26/2032	773	755	757	0.03
Kodiak Buyer, LLC	(6) (8) (17)	First Lien Debt	S +	4.25%	8.32%	07/23/2032	—	(21)	(12)	0.00
LHS Borrower, LLC (Leaf Home)	(6) (8) (12)	First Lien Debt	S +	5.25%	9.15%	09/04/2031	1,398	1,380	1,339	0.05
LHS Borrower, LLC (Leaf Home)	(6) (8) (17)	First Lien Debt	S +	5.25%	9.15%	09/04/2031	257	244	215	0.01
Lightspeed Solution, LLC	(6) (8) (11)	First Lien Debt	S +	5.75%	9.66%	03/01/2028	23,202	23,098	22,830	0.77
Lightspeed Solution, LLC	(6) (8)	First Lien Debt	S +	5.75%	9.66%	03/01/2028	1,377	1,370	1,355	0.05
Pacvue Intermediate, LLC	(6) (7) (11)	First Lien Debt	S +	5.25%	9.32%	10/19/2028	8,055	7,911	8,055	0.27
Pacvue Intermediate, LLC	(6) (7)	First Lien Debt	S +	5.25%	9.32%	10/19/2028	1,778	1,745	1,778	0.06
Pacvue Intermediate, LLC	(6) (7) (17)	First Lien Debt	S +	5.25%	9.32%	10/19/2028	—	(14)	-	0.00
Project Accelerate Parent, LLC	(6) (8)	First Lien Debt	S +	5.25%	9.15%	02/24/2031	26,876	26,688	26,876	0.91
Project Accelerate Parent, LLC	(6) (8) (17)	First Lien Debt	S +	5.25%	9.15%	02/24/2031	—	(25)	-	0.00
Spring Education Group, Inc.		First Lien Debt	S +	3.25%	7.32%	10/04/2030	3,890	3,900	3,886	0.13
Vertex Service Partners, LLC	(6) (8) (10) (11)	First Lien Debt	S +	6.00% (incl. 2.48% PIK)	10.07%	11/08/2030	10,064	9,904	9,242	0.31
Vertex Service Partners, LLC	(6) (8) (17)	First Lien Debt	S +	6.00% (incl. 2.48% PIK)	10.07%	11/08/2030	13,224	13,012	12,056	0.41
Vertex Service Partners, LLC	(6) (8) (17)	First Lien Debt	S +	6.00% (incl. 2.48% PIK)	10.07%	11/08/2030	1,830	1,801	1,666	0.06
								291,393	277,029	9.40
Diversified Telecommunication Services
Orbcomm, Inc.	(6) (8) (11)	First Lien Debt	S +	5.25%	9.15%	04/27/2032	5,326	5,276	5,273	0.18
Orbcomm, Inc.	(6) (8) (17)	First Lien Debt	S +	5.25%	9.15%	04/27/2032	255	250	247	0.01
Orbcomm, Inc.	(6) (8) (17)	First Lien Debt	S +	5.25%	9.15%	04/27/2032	61	53	52	0.00
								5,579	5,572	0.19
Electrical Equipment
Accel International Holdings, Inc.	(6) (9) (11)	First Lien Debt	S +	4.25%	8.15%	04/26/2032	15,975	15,908	15,975	0.54
Accel International Holdings, Inc.	(6) (9) (17)	First Lien Debt	S +	4.25%	8.15%	04/26/2032	—	(11)	-	0.00
Kohler Energy Co, LLC		First Lien Debt	S +	2.50%	6.57%	05/01/2031	4,241	4,269	4,238	0.14
Spark Buyer, LLC	(6) (8) (11)	First Lien Debt	S +	5.25%	8.97%	10/15/2031	5,220	5,159	4,724	0.16
Spark Buyer, LLC	(6) (8) (17)	First Lien Debt	S +	5.25%	8.97%	10/15/2031	627	615	526	0.02
								25,940	25,463	0.86
Electronic Equipment, Instruments & Components
Chamberlain Group, Inc.		First Lien Debt	S +	2.75%	6.51%	09/08/2032	6,739	6,734	6,717	0.23
Infinite Bidco, LLC	(6) (10)	First Lien Debt	S +	6.25%	9.98%	03/02/2028	4,011	3,987	4,011	0.14
Infinite Bidco, LLC	(11)	Second Lien Debt	S +	7.00%	11.08%	03/02/2029	13,263	12,162	13,117	0.44

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Magneto Components Buyco, LLC	(6) (8) (10) (11) (12)	First Lien Debt	S +	5.75%	9.65%	12/05/2030	47,016	46,455	47,016	1.60
Magneto Components Buyco, LLC	(6) (8) (17)	First Lien Debt	S +	5.75%	9.65%	12/05/2029	—	(53)	-	0.00
NDT Global Holding, Inc.	(6) (9) (11) (15)	First Lien Debt	S +	4.50%	8.40%	06/04/2032	26,795	26,568	26,594	0.90
NDT Global Holding, Inc.	(6) (9) (15) (17)	First Lien Debt	S +	4.50%	8.40%	06/04/2032	5,253	5,177	5,163	0.17
NDT Global Holding, Inc.	(6) (9) (15) (17)	First Lien Debt	S +	4.50%	8.40%	06/04/2032	—	(49)	(45)	0.00
Pamlico Avant Holdings, LP	(6) (8) (12)	First Lien Debt	S +	4.25%	8.32%	12/31/2032	12,051	11,941	11,961	0.41
Pamlico Avant Holdings, LP	(6) (8) (17)	First Lien Debt	S +	4.25%	8.32%	12/31/2032	—	(15)	(12)	0.00
								112,907	114,522	3.89
Entertainment
Varsity Brands, Inc.		First Lien Debt	S +	2.75%	6.83%	08/26/2031	5,940	5,944	5,933	0.20
Financial Services
365 Retail Market, LLC	(6) (8) (12)	First Lien Debt	S +	4.75%	8.82%	05/06/2033	7,040	6,972	6,969	0.24
365 Retail Market, LLC	(6) (8) (17)	First Lien Debt	S +	4.75%	8.82%	05/06/2033	—	(2)	(5)	0.00
365 Retail Market, LLC	(6) (8) (17)	First Lien Debt	S +	4.75%	8.82%	05/06/2033	—	(8)	(8)	0.00
Applitools, Inc.	(6) (11) (15)	First Lien Debt	S +	6.25% PIK	9.98%	05/25/2029	15,258	15,174	10,604	0.36
Applitools, Inc.	(6) (8) (15) (17)	First Lien Debt	S +	6.25% PIK	9.98%	05/25/2028	491	483	-	0.00
BCTO Bluebill Buyer, Inc.	(6) (8) (11)	First Lien Debt	S +	4.25%	8.01%	07/30/2032	21,333	21,148	21,013	0.71
BCTO Bluebill Buyer, Inc.	(6) (8)	First Lien Debt	S +	4.25%	8.01%	07/30/2032	2,667	2,644	2,627	0.09
Cerity Partners, LLC	(6) (8) (11) (12)	First Lien Debt	S +	4.50%	8.57%	07/28/2031	14,040	13,942	14,040	0.48
Cerity Partners, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.57%	07/28/2031	1,505	1,493	1,505	0.05
Cerity Partners, LLC	(6) (8) (17)	First Lien Debt	S +	4.50%	8.57%	07/28/2031	417	412	417	0.01
Cliffwater, LLC	(6) (8) (10)	First Lien Debt	S +	4.50%	8.40%	04/22/2032	21,142	20,965	21,090	0.72
Cliffwater, LLC	(6) (8) (17)	First Lien Debt	S +	4.50%	8.40%	04/22/2032	—	(16)	(5)	0.00
GC Waves Holdings, Inc.	(6) (8) (11)	First Lien Debt	S +	4.50%	8.40%	10/04/2030	493	486	493	0.02
GC Waves Holdings, Inc.	(6) (8) (17)	First Lien Debt	S +	4.50%	8.40%	10/04/2030	369	361	369	0.01
GC Waves Holdings, Inc.	(6) (8) (17)	First Lien Debt	S +	4.50%	8.40%	10/04/2030	—	-	-	0.00
GTCR ABC Buyer, LLC	(6) (8) (11)	First Lien Debt	S +	4.50%	8.57%	04/14/2033	615	609	609	0.02
GTCR ABC Buyer, LLC	(6) (8) (17)	First Lien Debt	S +	4.50%	8.57%	04/14/2033	—	(1)	(3)	0.00
GTCR ABC Buyer, LLC	(6) (8) (17)	First Lien Debt	S +	4.50%	8.57%	04/14/2033	—	(1)	(1)	0.00
MAI Capital Management Intermediate, LLC	(6) (8) (11)	First Lien Debt	S +	4.75%	8.82%	08/29/2031	1,794	1,780	1,776	0.06
MAI Capital Management Intermediate, LLC	(6) (8) (17)	First Lien Debt	S +	4.75%	8.82%	08/29/2031	1,663	1,640	1,629	0.05
MAI Capital Management Intermediate, LLC	(6) (8) (17)	First Lien Debt	S +	4.75%	8.82%	08/29/2031	—	(5)	(6)	0.00
PMA Parent Holdings, LLC	(6) (8) (11) (12)	First Lien Debt	S +	4.75%	8.82%	01/31/2031	4,913	4,862	4,851	0.16
PMA Parent Holdings, LLC	(6) (8) (17)	First Lien Debt	S +	4.75%	8.82%	01/31/2031	—	(4)	(5)	0.00
SitusAMC Holdings Corporation	(6) (11) (12)	First Lien Debt	S +	5.50%	9.58%	05/14/2031	14,030	13,995	14,030	0.48
Smarsh, Inc.	(6) (8) (11)	First Lien Debt	S +	5.00%	9.07%	02/16/2029	11,250	11,201	10,636	0.36
Smarsh, Inc.	(6) (8) (17)	First Lien Debt	S +	5.00%	9.07%	02/16/2029	238	236	121	0.00
Smarsh, Inc.	(6) (8) (17)	First Lien Debt	S +	5.00%	9.07%	02/16/2029	793	785	705	0.02
Trintech, Inc.	(6) (8) (12)	First Lien Debt	S +	4.75%	8.65%	01/28/2033	25,742	25,504	25,227	0.86
Trintech, Inc.	(6) (8) (17)	First Lien Debt	S +	4.75%	8.65%	01/28/2033	—	(19)	(86)	0.00
Trintech, Inc.	(6) (8) (17)	First Lien Debt	S +	4.75%	8.65%	01/28/2033	—	(29)	(64)	0.00
								144,607	138,528	4.70
Food Products
Teasdale Foods, Inc. (Teasdale Latin Foods)	(6) (11) (14)	First Lien Debt	S +	6.25% PIK		03/30/2029	3,615	3,571	1,206	0.04
Ground Transportation

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
eShipping, LLC	(6)	First Lien Debt	S +	4.25%	8.32%	12/23/2032	2,834	2,821	2,806	0.10
eShipping, LLC	(6) (8) (17)	First Lien Debt	S +	4.25%	8.32%	12/23/2032	—	(3)	(11)	0.00
eShipping, LLC	(6) (17)	First Lien Debt	S +	4.25%	8.32%	12/23/2032	—	(2)	(5)	0.00
SV Newco 2, Inc.	(6) (8) (15)	First Lien Debt	S +	5.00%	9.07%	06/02/2031	29,126	28,806	28,953	0.98
SV Newco 2, Inc.	(6) (15)	First Lien Debt	S +	5.00%	9.07%	06/02/2031	117	116	116	0.00
SV Newco 2, Inc.	(6) (8) (15) (17)	First Lien Debt	S +	5.00%	9.07%	06/02/2031	13,721	13,562	13,638	0.46
SV Newco 2, Inc.	(6) (8) (15) (17)	First Lien Debt	S +	5.00%	9.07%	06/02/2031	7,369	7,269	7,309	0.25
								52,569	52,806	1.79
Health Care Equipment & Supplies
CSHC Buyerco, LLC	(6)	First Lien Debt	S +	5.00%	9.07%	04/29/2033	1,393	1,380	1,379	0.05
CSHC Buyerco, LLC	(6) (8) (17)	First Lien Debt	S +	5.00%	9.07%	04/29/2033	121	119	118	0.00
CSHC Buyerco, LLC	(6) (8) (17)	First Lien Debt	S +	5.00%	9.07%	04/29/2033	—	(2)	(3)	0.00
Journey Personal Care Corp.	(8)	First Lien Debt	S +	3.75%	7.57%	03/01/2028	4,877	4,851	4,853	0.17
PerkinElmer U.S., LLC	(6)	First Lien Debt	S +	4.50%	8.31%	03/13/2029	27,881	27,504	27,741	0.94
PerkinElmer U.S., LLC	(6) (7) (17)	First Lien Debt	S +	4.50%	8.31%	03/13/2029	232	229	226	0.01
Tidi Legacy Products, Inc.	(6) (7) (10) (11)	First Lien Debt	S +	4.50%	8.40%	12/19/2029	10,943	10,815	10,943	0.37
Tidi Legacy Products, Inc.	(6) (7)	First Lien Debt	S +	4.50%	8.40%	12/19/2029	2,932	2,892	2,932	0.10
Tidi Legacy Products, Inc.	(6) (7) (17)	First Lien Debt	S +	4.50%	8.40%	12/19/2029	296	274	296	0.01
YI, LLC	(6) (10) (11)	First Lien Debt	S +	5.75%	9.65%	12/03/2029	17,396	17,190	17,369	0.59
YI, LLC	(6) (7) (17)	First Lien Debt	S +	5.75%	9.65%	12/03/2029	—	(29)	(4)	0.00
								65,223	65,850	2.24
Health Care Providers & Services
Advarra Holdings, Inc.	(6)	First Lien Debt	S +	4.50%	8.40%	09/15/2031	14,818	14,629	14,632	0.50
Blue River PetCare, LLC	(6)	First Lien Debt	S +	5.00%	8.76%	08/01/2029	357	357	354	0.01
Blue River PetCare, LLC	(6)	First Lien Debt	S +	5.00%	8.76%	08/01/2029	178	178	177	0.01
Blue River PetCare, LLC	(6) (17)	First Lien Debt	S +	5.00%	8.76%	08/01/2029	—	(3)	(10)	0.00
Blue River PetCare, LLC	(6) (17)	First Lien Debt	S +	5.00%	8.76%	08/01/2029	—	(1)	(2)	0.00
CNT Holdings I Corp.	(8)	First Lien Debt	S +	2.25%	6.07%	11/08/2032	6,747	6,755	6,746	0.23
DCA Buyer, LLC	(6) (8)	First Lien Debt	S +	6.50% (incl. 2.25% PIK)	10.07%	06/02/2031	28,609	28,609	28,609	0.97
DCA Buyer, LLC	(6)	First Lien Debt	S +	5.00%	8.69%	06/02/2031	4,202	4,162	4,202	0.14
ExamWorks BidCo, Inc.	(9)	First Lien Debt	S +	2.50%	6.40%	02/06/2033	6,791	6,795	6,806	0.23
Gateway US Holdings, Inc.	(6) (8) (11) (12) (15)	First Lien Debt	S +	4.75%	8.65%	09/22/2028	11,778	11,745	11,719	0.40
Gateway US Holdings, Inc.	(6) (8) (15) (17)	First Lien Debt	S +	4.75%	8.65%	09/22/2028	3,620	3,597	3,588	0.12
Gateway US Holdings, Inc.	(6) (8) (15) (17)	First Lien Debt	S +	4.75%	8.65%	09/22/2028	—	(1)	(2)	0.00
Heartland Veterinary Partners, LLC	(6) (7) (11) (12)	First Lien Debt	S +	4.75%	8.70%	06/12/2028	6,214	6,209	6,214	0.21
Heartland Veterinary Partners, LLC	(6) (11)	Second Lien Debt		14.50% (incl. 7.00% PIK)	14.50%	09/11/2028	857	854	857	0.03
Heartland Veterinary Partners, LLC	(6) (7) (17)	First Lien Debt	S +	4.75%	8.70%	06/12/2028	16,423	16,381	16,423	0.56
Heartland Veterinary Partners, LLC	(6) (7)	Second Lien Debt		14.50% (incl. 7.00% PIK)	14.50%	09/11/2028	333	332	333	0.01
Heartland Veterinary Partners, LLC	(6) (7) (17)	First Lien Debt	S +	4.75%	8.70%	06/12/2028	—	(1)	-	0.00
Imagine 360, LLC	(6) (8) (12)	First Lien Debt	S +	4.75%	8.82%	10/02/2028	13,098	13,027	13,093	0.44
Imagine 360, LLC	(6) (8) (17)	First Lien Debt	S +	4.75%	8.82%	10/02/2028	—	(6)	-	0.00
Invictus Buyer, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.57%	06/03/2031	1,559	1,548	1,559	0.05
Invictus Buyer, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.57%	06/03/2031	659	654	659	0.02
Invictus Buyer, LLC	(6) (8) (17)	First Lien Debt	S +	4.50%	8.57%	06/03/2031	—	(2)	-	0.00
MED ParentCo, LP		First Lien Debt	S +	3.00%	6.90%	04/15/2031	2,963	2,974	2,954	0.10

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Medical Solutions Holdings, Inc.		First Lien Debt	S +	5.25%	9.17%	11/01/2030	2,759	2,134	1,612	0.05
Merative, LP	(6) (8) (12)	First Lien Debt	S +	4.50%	8.57%	09/30/2032	29,220	29,091	29,220	0.99
Merative, LP	(6) (8) (17)	First Lien Debt	S +	4.50%	8.57%	09/30/2032	—	(7)	-	0.00
Merative, LP	(6) (8) (17)	First Lien Debt	S +	4.50%	8.57%	09/30/2032	—	(13)	-	0.00
Midwest Physician Administrative Services, LLC		First Lien Debt	S +	4.50%	8.57%	03/12/2031	3,145	3,143	3,084	0.10
mPulse Mobile, Inc.	(6) (8) (12)	First Lien Debt	S +	4.75%	8.82%	08/26/2032	29,059	28,806	27,534	0.93
mPulse Mobile, Inc.	(6) (8) (17)	First Lien Debt	S +	4.75%	8.82%	08/26/2032	—	(12)	(146)	0.00
mPulse Mobile, Inc.	(6) (8) (17)	First Lien Debt	S +	4.75%	8.82%	08/26/2032	—	(36)	(220)	(0.01)
Pacific Dental Services, LLC		First Lien Debt	S +	2.25%	6.15%	03/15/2031	2,925	2,933	2,921	0.10
Pareto Health Intermediate Holdings, Inc.	(6) (10)	First Lien Debt	S +	5.00%	9.07%	06/03/2030	69,462	68,631	68,941	2.34
Pareto Health Intermediate Holdings, Inc.	(6) (7) (17)	First Lien Debt	S +	5.00%	9.07%	06/01/2029	—	(87)	(74)	0.00
PPV Intermediate Holdings, LLC	(6) (10)	First Lien Debt	S +	5.75%	9.51%	08/31/2029	27,221	26,660	26,676	0.91
PPV Intermediate Holdings, LLC	(6) (8) (11)	First Lien Debt	S +	5.75%	9.51%	08/31/2029	19,096	19,009	18,810	0.64
Promptcare Infusion Buyer, Inc.	(6) (7) (11)	First Lien Debt	S +	6.00%	10.00%	09/01/2027	3,741	3,734	3,741	0.13
Promptcare Infusion Buyer, Inc.	(6) (7)	First Lien Debt	S +	6.00%	10.00%	09/01/2027	583	582	583	0.02
Raven Acquisition Holdings, LLC	(15)	First Lien Debt	S +	3.00%	6.90%	11/19/2031	4,597	4,578	4,589	0.16
Raven Acquisition Holdings, LLC	(15) (17)	First Lien Debt	S +	3.00%	6.90%	11/19/2031	—	(1)	(1)	0.00
Stepping Stones Healthcare Services, LLC	(6) (11)	First Lien Debt	S +	4.75%	8.81%	01/05/2033	10,992	10,931	10,933	0.37
Stepping Stones Healthcare Services, LLC	(6) (8) (17)	First Lien Debt	S +	4.75%	8.81%	01/05/2033	200	198	193	0.01
Suveto Buyer, LLC	(6) (8) (17)	First Lien Debt	S +	4.50%	8.40%	09/09/2027	5,465	5,416	5,465	0.19
Suveto Buyer, LLC	(6) (17)	First Lien Debt	S +	4.50%	8.40%	09/09/2027	—	(5)	-	0.00
TA Polaris Buyer, Inc.	(6) (9) (12)	First Lien Debt	S +	4.50%	8.36%	12/13/2032	10,378	10,332	10,051	0.34
TA Polaris Buyer, Inc.	(6) (9) (17)	First Lien Debt	S +	4.50%	8.36%	12/13/2032	1,341	1,328	1,204	0.04
TA Polaris Buyer, Inc.	(6) (9) (17)	First Lien Debt	S +	4.50%	8.36%	12/13/2032	—	(6)	(41)	0.00
Tivity Health, Inc.	(6) (8) (12)	First Lien Debt	S +	5.00%	8.90%	06/28/2029	17,680	17,588	17,680	0.60
Vardiman Black Holdings, LLC	(6) (11) (12) (14)	First Lien Debt	S +	7.00% PIK		03/18/2027	16,906	16,906	5,156	0.17
Vardiman Black Holdings, LLC	(6) (13) (14)	First Lien Debt	S +	7.00% PIK		03/18/2027	1,879	1,858	1,879	0.06
								372,483	358,701	12.17
Health Care Technology
Athenahealth Group, Inc.	(9)	First Lien Debt	S +	3.25%	7.15%	02/16/2032	7,249	7,236	7,235	0.25
Hyland Software, Inc.	(6) (8) (11) (12)	First Lien Debt	S +	4.75%	8.82%	09/19/2030	69,270	68,604	69,270	2.35
Hyland Software, Inc.	(6) (8) (17)	First Lien Debt	S +	4.75%	8.82%	09/19/2029	—	(22)	-	0.00
Project Ruby Ultimate Parent Corp.		First Lien Debt	S +	2.75%	6.77%	03/10/2028	5,268	5,267	5,261	0.18
								81,085	81,766	2.78
Independent Power and Renewable Electricity Producers
Lightning Power, LLC		First Lien Debt	S +	1.75%	5.65%	08/18/2031	6,877	6,884	6,870	0.23
Industrial Conglomerates
Aptean, Inc.	(6) (10) (11)	First Lien Debt	S +	4.75%	8.52%	01/30/2031	72,181	71,712	71,098	2.41
Aptean, Inc.	(6) (8) (17)	First Lien Debt	S +	4.75%	8.52%	01/30/2031	—	(1)	(3)	0.00
Aptean, Inc.	(6) (8) (17)	First Lien Debt	S +	4.75%	8.52%	01/30/2031	2,428	2,393	2,343	0.08
Raptor Merger Sub Debt, LLC	(6) (8) (11) (12)	First Lien Debt	S +	4.75%	8.82%	04/01/2030	30,090	29,846	29,969	1.02
Raptor Merger Sub Debt, LLC	(6) (8) (17)	First Lien Debt	S +	4.75%	8.82%	04/01/2030	37	35	35	0.00
Raptor Merger Sub Debt, LLC	(6) (8) (17)	First Lien Debt	P +	3.75%	10.75%	04/01/2030	349	316	335	0.01
								104,301	103,777	3.52
Insurance Services

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Acrisure, LLC		First Lien Debt	S +	3.00%	6.90%	11/06/2030	4,913	4,902	3,942	0.13
Alliant Holdings Intermediate, LLC		First Lien Debt	S +	2.50%	6.40%	09/19/2031	7,032	7,039	6,980	0.24
Amerilife Holdings, LLC	(6) (8) (11) (12)	First Lien Debt	S +	5.00%	8.80%	08/31/2029	30,453	30,253	30,377	1.03
Amerilife Holdings, LLC	(6) (8) (17)	First Lien Debt	S +	5.00%	8.80%	08/31/2029	4,723	4,699	4,700	0.16
Amerilife Holdings, LLC	(6) (8) (17)	First Lien Debt	S +	5.00%	8.80%	08/31/2028	674	667	668	0.02
Broadstreet Partners, Inc.		First Lien Debt	S +	2.50%	6.40%	06/13/2031	7,379	7,366	7,223	0.24
Fetch, Inc.	(6) (8) (11)	First Lien Debt	S +	4.75%	8.65%	03/31/2033	17,680	17,513	17,503	0.59
Fetch, Inc.	(6) (8) (17)	First Lien Debt	S +	4.75%	8.65%	03/31/2033	—	(24)	(52)	0.00
Fetch, Inc.	(6) (8) (17)	First Lien Debt	S +	4.75%	8.65%	03/31/2033	—	(29)	(31)	0.00
Foundation Risk Partners Corp.	(6) (8) (12)	First Lien Debt	S +	4.75%	8.82%	10/29/2030	31,403	31,191	31,403	1.07
Foundation Risk Partners Corp.	(6) (17)	First Lien Debt	S +	4.75%	8.82%	10/29/2030	17,491	17,339	17,491	0.59
Foundation Risk Partners Corp.	(6) (8) (17)	First Lien Debt	S +	4.75%	8.82%	10/29/2029	1,468	1,457	1,468	0.05
Galway Borrower, LLC	(6) (10) (11) (12)	First Lien Debt	S +	4.50%	8.57%	09/29/2028	9,572	9,500	9,521	0.32
Galway Borrower, LLC	(6) (8) (17)	First Lien Debt	S +	4.50%	8.57%	09/29/2028	11,609	11,502	11,541	0.39
Galway Borrower, LLC	(6) (8) (17)	First Lien Debt	S +	4.50%	8.57%	09/29/2028	376	362	363	0.01
Higginbotham Insurance Agency, Inc.	(6) (11) (12)	First Lien Debt	S +	4.50%	8.40%	06/11/2031	32,363	32,239	32,363	1.10
Higginbotham Insurance Agency, Inc.	(6) (7) (17)	First Lien Debt	S +	4.50%	8.40%	06/11/2031	6,438	6,375	6,438	0.22
High Street Buyer, Inc.	(6) (8) (11)	First Lien Debt	S +	4.50%	8.57%	04/14/2028	1,524	1,524	1,512	0.05
High Street Buyer, Inc.	(6) (8) (11)	First Lien Debt	S +	4.50%	8.57%	04/14/2028	21,556	21,416	21,382	0.73
High Street Buyer, Inc.	(6) (8) (17)	First Lien Debt	S +	4.50%	8.57%	04/14/2028	—	-	(7)	0.00
HUB International Limited		First Lien Debt	S +	2.25%	5.98%	06/20/2030	4,163	4,167	4,160	0.14
Inszone Mid, LLC	(6) (7) (10) (11)	First Lien Debt	S +	5.50%	9.57%	11/30/2029	12,267	12,121	12,175	0.41
Inszone Mid, LLC	(6) (7) (17)	First Lien Debt	S +	5.50%	9.57%	11/30/2029	29,292	28,972	29,061	0.99
Inszone Mid, LLC	(6) (7) (17)	First Lien Debt	S +	5.50%	9.57%	11/30/2029	—	(32)	(24)	0.00
Integrity Marketing Acquisition, LLC	(6) (8) (10) (11) (12)	First Lien Debt	S +	5.00%	8.76%	08/25/2028	110,340	110,340	110,340	3.74
Integrity Marketing Acquisition, LLC	(6) (8) (17)	First Lien Debt	S +	5.00%	8.76%	08/25/2028	—	-	-	0.00
Iris Specialty Acquisition, LLC	(6) (9) (12)	First Lien Debt	S +	4.50%	8.57%	11/22/2032	29,415	29,283	29,317	0.99
Iris Specialty Acquisition, LLC	(6) (9) (17)	First Lien Debt	S +	4.50%	8.57%	11/22/2032	446	434	430	0.01
Iris Specialty Acquisition, LLC	(6) (9) (17)	First Lien Debt	S +	4.50%	8.57%	11/22/2032	992	972	977	0.03
Long Term Care Group, Inc.	(6) (11) (12) (13)	First Lien Debt	S +	6.00%	10.00%	09/08/2027	14,550	14,396	13,459	0.46
Majesco, Inc.	(6) (9) (10)	First Lien Debt	S +	4.25%	8.32%	01/07/2033	12,201	12,172	12,109	0.41
Majesco, Inc.	(6) (9) (17)	First Lien Debt	S +	4.25%	8.32%	01/07/2033	—	(2)	(8)	0.00
One, Inc. Software Corporation	(6)	First Lien Debt	S +	4.25%	8.51%	12/06/2032	5,027	4,981	4,951	0.17
One, Inc. Software Corporation	(6) (8) (17)	First Lien Debt	S +	4.25%	8.51%	12/06/2032	—	(4)	(15)	0.00
One, Inc. Software Corporation	(6) (8) (17)	First Lien Debt	S +	4.25%	8.51%	12/06/2032	—	(3)	(6)	0.00
Patriot Growth Insurance Services, LLC	(6) (11) (12)	First Lien Debt	S +	5.00%	9.23%	10/16/2028	19,171	19,088	18,738	0.64
Patriot Growth Insurance Services, LLC	(6) (8)	First Lien Debt	S +	5.00%	9.23%	10/16/2028	17,465	17,326	17,070	0.58
Patriot Growth Insurance Services, LLC	(6) (8) (17)	First Lien Debt	S +	5.00%	9.23%	10/16/2028	—	(2)	(9)	0.00
Truist Insurance Holdings, LLC		First Lien Debt	S +	2.75%	6.82%	05/06/2031	5,000	4,988	4,898	0.17
USI, Inc.		First Lien Debt	S +	2.25%	6.32%	09/29/2030	2,918	2,924	2,916	0.10
USI, Inc.		First Lien Debt	S +	2.25%	6.32%	11/21/2029	1,945	1,948	1,944	0.07
World Insurance Associates, LLC	(6) (10) (11) (12)	First Lien Debt	S +	5.00%	9.07%	04/03/2030	94,348	93,419	92,180	3.13
World Insurance Associates, LLC	(6) (7) (17)	First Lien Debt	S +	5.00%	9.07%	04/03/2030	—	(10)	(21)	0.00
								562,769	559,427	18.98
Interactive Media & Services

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Aragorn Parent Corporation		First Lien Debt	S +	3.50%	7.40%	12/16/2030	5,741	5,735	5,761	0.20
Arches Buyer, Inc.		First Lien Debt	S +	4.25%	8.15%	08/04/2031	2,386	2,384	2,327	0.08
FMG Suite Holdings, LLC	(6) (8) (12)	First Lien Debt	S +	4.50%	8.38%	09/09/2032	17,876	17,719	17,608	0.60
FMG Suite Holdings, LLC	(6) (8) (17)	First Lien Debt	S +	4.50%	8.38%	09/09/2032	—	(21)	(73)	0.00
FMG Suite Holdings, LLC	(6) (8) (17)	First Lien Debt	S +	4.50%	8.38%	09/09/2032	—	(25)	(44)	0.00
Spectrio, LLC	(6) (11) (14)	First Lien Debt	S +	6.00%		12/09/2026	11,521	11,472	5,437	0.18
Spectrio, LLC	(6) (11) (14)	First Lien Debt	S +	6.00%		12/09/2026	4,616	4,546	2,179	0.07
Spectrio, LLC	(6) (14)	First Lien Debt	S +	6.00%		12/09/2026	1,377	1,358	650	0.02
Triple Lift, Inc.	(6) (8) (12)	First Lien Debt	S +	5.50%	9.65%	05/05/2028	15,906	15,510	15,436	0.52
Triple Lift, Inc.	(6) (8) (17)	First Lien Debt	S +	5.50%	9.65%	05/05/2028	—	(50)	(51)	0.00
								58,628	49,230	1.67
IT Services
Apollo Acquisition, Inc.	(6) (8) (10)	First Lien Debt	S +	5.00%	8.90%	12/30/2031	22,915	22,731	22,712	0.77
Apollo Acquisition, Inc.	(6) (8) (17)	First Lien Debt	S +	5.00%	8.90%	12/30/2031	5,560	5,494	5,476	0.19
Apollo Acquisition, Inc.	(6) (17)	First Lien Debt	S +	5.00%	8.90%	12/30/2030	—	(26)	(31)	0.00
Asurion, LLC		First Lien Debt	S +	4.25%	8.07%	09/19/2030	7,214	7,204	7,019	0.24
Bridgepointe Technologies, LLC	(6) (8) (10) (11)	First Lien Debt	S +	4.75%	8.82%	04/18/2033	21,686	21,480	21,520	0.73
Bridgepointe Technologies, LLC	(6) (8) (17)	First Lien Debt	S +	4.75%	8.82%	04/18/2033	1,525	1,478	1,460	0.05
Bridgepointe Technologies, LLC	(6) (8) (17)	First Lien Debt	S +	4.75%	8.82%	04/18/2033	—	(26)	(22)	0.00
Catalis Intermediate, Inc.	(6) (8) (11) (12)	First Lien Debt	S +	5.50%	9.72%	02/04/2028	19,233	19,038	19,163	0.65
Catalis Intermediate, Inc.	(6) (11)	First Lien Debt	S +	5.50%	9.72%	02/04/2028	4,327	4,279	4,312	0.15
Catalis Intermediate, Inc.	(6) (8) (17)	First Lien Debt	S +	5.50%	9.72%	02/04/2028	—	(24)	(8)	0.00
Cyber US Bidco, LLC	(6)	First Lien Debt	S +	4.75%	8.87%	12/30/2032	4,034	3,997	3,971	0.13
Cyber US Bidco, LLC	(6) (8) (17)	First Lien Debt	S +	4.75%	8.87%	12/30/2032	—	(4)	(12)	0.00
Cyber US Bidco, LLC	(6) (8) (15) (17)	First Lien Debt	S +	4.75%	8.87%	12/30/2032	—	(3)	(5)	0.00
Gainwell Acquisition Corp.		First Lien Debt	S +	4.50%	8.22%	08/19/2031	6,207	6,213	6,234	0.21
GI DI Cornfield Acquisition, LLC	(6) (12)	First Lien Debt	S +	4.50%	8.50%	03/09/2029	31,528	31,279	31,460	1.07
GI DI Cornfield Acquisition, LLC	(6) (12)	First Lien Debt	S +	4.50%	8.50%	03/09/2029	16,007	15,950	15,972	0.54
Idera, Inc.	(8) (11)	Second Lien Debt	S +	6.75%	10.71%	03/02/2029	355	355	249	0.01
Newfold Digital Holdings Group, Inc.	(8)	First Lien Debt	S +	3.50%	7.36%	04/30/2029	1,046	1,039	889	0.03
PPT Purchaser, LLC	(6)	First Lien Debt	S +	4.25%	8.32%	12/23/2032	11,804	11,712	11,711	0.40
PPT Purchaser, LLC	(6)	First Lien Debt	S +	4.25%	8.32%	12/23/2032	2,277	2,272	2,259	0.08
PPT Purchaser, LLC	(6) (17)	First Lien Debt	S +	4.25%	8.32%	12/23/2032	—	(8)	(18)	0.00
PPT Purchaser, LLC	(6) (17)	First Lien Debt	S +	4.25%	8.32%	12/23/2032	174	163	159	0.00
Redwood Services Group, LLC	(6) (10) (11)	First Lien Debt	S +	5.00%	9.08%	06/15/2029	46,079	45,692	45,734	1.55
Redwood Services Group, LLC	(6) (8)	First Lien Debt	S +	5.00%	9.08%	06/15/2029	37,632	37,283	37,350	1.27
Ridge Trail US Bidco, Inc.	(6) (8) (11) (15)	First Lien Debt	S +	4.50%	8.57%	09/30/2031	38,280	37,837	38,280	1.30
Ridge Trail US Bidco, Inc.	(6) (8) (15) (17)	First Lien Debt	S +	4.50%	8.57%	09/30/2031	1,863	1,774	1,863	0.06
Ridge Trail US Bidco, Inc.	(6) (8) (15) (17)	First Lien Debt	S +	4.50%	8.57%	03/31/2031	—	(46)	-	0.00
Sedgwick Claims Management Services, Inc.		First Lien Debt	S +	2.50%	6.40%	07/31/2031	7,317	7,336	7,279	0.25
Syntax Systems, Ltd.	(6) (11) (15)	First Lien Debt	S +	4.75%	8.75%	10/27/2028	13,258	13,223	13,245	0.45
Thrive Buyer, Inc. (Thrive Networks)	(6) (8) (11)	First Lien Debt	S +	5.00% (incl 2.50% PIK)	9.07%	02/02/2032	36,305	36,017	34,218	1.16
Thrive Buyer, Inc. (Thrive Networks)	(6) (8)	First Lien Debt	S +	5.00% (incl 2.50% PIK)	9.07%	02/02/2032	8,334	8,267	7,855	0.27
Thrive Buyer, Inc. (Thrive Networks)	(6) (8) (17)	First Lien Debt	S +	4.50%	8.23%	02/02/2032	2,292	2,257	2,025	0.07
UpStack, Inc.	(6) (12)	First Lien Debt	S +	5.00%	9.05%	08/25/2031	6,152	6,104	6,063	0.20

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
UpStack, Inc.	(6) (17)	First Lien Debt	S +	5.00%	9.05%	08/25/2031	1,043	1,028	1,009	0.03
UpStack, Inc.	(6) (8) (17)	First Lien Debt	S +	5.00%	9.05%	08/25/2031	—	(6)	(13)	0.00
Virtusa Corporation	(8)	First Lien Debt	S +	3.25%	7.15%	02/15/2029	4,912	4,920	4,764	0.16
								356,279	354,142	12.02
Leisure Products
Recess Holdings, Inc.	(7)	First Lien Debt	S +	3.75%	7.56%	02/20/2030	6,374	6,408	6,368	0.22
Life Sciences Tools & Services
Model N, Inc.	(6) (8) (12)	First Lien Debt	S +	4.75%	8.82%	06/27/2031	19,499	19,354	19,122	0.65
Model N, Inc.	(6) (8)	First Lien Debt	S +	4.75%	8.82%	06/27/2031	2,701	2,679	2,649	0.09
Model N, Inc.	(6) (8) (17)	First Lien Debt	S +	4.75%	8.82%	06/27/2031	—	(20)	(56)	0.00
Parexel International Corporation	(9)	First Lien Debt	S +	2.50%	6.40%	12/12/2031	6,446	6,453	6,447	0.22
								28,466	28,162	0.96
Machinery
AI Aqua Merger Sub, Inc.		First Lien Debt	S +	2.50%	6.21%	07/05/2033	5,742	5,744	5,732	0.20
Answer Acquisition, LLC	(6) (11)	First Lien Debt	S +	6.00%	10.22%	06/30/2028	37,864	37,724	34,787	1.18
Answer Acquisition, LLC	(6) (7) (17)	First Lien Debt	S +	6.00%	10.22%	06/30/2028	1,867	1,858	1,582	0.05
Chase Intermediate, LLC	(6) (8) (17)	First Lien Debt	S +	4.75%	8.57%	10/30/2028	20,122	19,929	19,866	0.68
Chase Intermediate, LLC	(6) (8) (17)	First Lien Debt	S +	4.75%	8.57%	10/30/2028	369	362	359	0.01
Conair Holdings, LLC	(9)	First Lien Debt	S +	3.75%	7.77%	05/17/2028	3,810	3,811	3,305	0.11
Icebox Holdco III, Inc.	(9)	First Lien Debt	S +	3.25%	7.32%	12/22/2031	5,333	5,350	5,337	0.18
MHE Intermediate Holdings, LLC	(6)	First Lien Debt	S +	6.00%	10.05%	07/21/2027	7,791	7,783	7,741	0.26
MHE Intermediate Holdings, LLC	(6) (7) (11)	First Lien Debt	S +	6.00%	10.05%	07/21/2027	6,314	6,296	6,267	0.21
MHE Intermediate Holdings, LLC	(6) (7) (17)	First Lien Debt	S +	6.00%	10.05%	07/21/2027	643	643	635	0.02
TK Elevator US Newco, Inc.	(9)	First Lien Debt	S +	2.75%	6.70%	04/30/2030	7,219	7,237	7,243	0.25
								96,737	92,854	3.15
Multi-Utilities
Vessco Midco Holdings, LLC	(6) (8) (12)	First Lien Debt	S +	4.25%	8.11%	07/24/2031	30,871	30,642	30,575	1.04
Vessco Midco Holdings, LLC	(6)	First Lien Debt	S +	4.25%	8.11%	07/24/2031	2,923	2,910	2,894	0.10
Vessco Midco Holdings, LLC	(6) (8) (17)	First Lien Debt	S +	4.25%	8.11%	07/24/2031	10,769	10,682	10,644	0.36
Vessco Midco Holdings, LLC	(6) (17)	First Lien Debt	S +	4.25%	8.11%	07/24/2031	—	(26)	(33)	0.00
								44,208	44,080	1.50
Pharmaceuticals
Caerus US 1, Inc.	(6) (8) (10) (11) (15)	First Lien Debt	S +	5.00%	9.07%	05/27/2031	40,084	39,670	38,350	1.30
Caerus US 1, Inc.	(6) (8) (15)	First Lien Debt	S +	5.00%	9.07%	05/27/2031	5,867	5,802	5,613	0.19
Caerus US 1, Inc.	(6) (15) (17)	First Lien Debt	S +	5.00%	9.07%	05/25/2031	—	-	-	0.00
Caerus US 1, Inc.	(6) (8) (15) (17)	First Lien Debt	S +	5.00%	9.07%	05/27/2031	3,143	3,104	2,954	0.10
Real Chemistry Intermediate III, Inc.	(6) (9) (10)	First Lien Debt	S +	4.50%	8.57%	04/12/2032	19,125	19,045	18,838	0.64
Real Chemistry Intermediate III, Inc.	(6) (9) (17)	First Lien Debt	S +	4.50%	8.57%	04/12/2032	6,545	6,516	6,418	0.22
Real Chemistry Intermediate III, Inc.	(6) (9) (17)	First Lien Debt	S +	4.50%	8.57%	04/12/2032	—	(17)	(64)	0.00
Specialty Pharma III, Inc.	(6)	First Lien Debt	S +	4.50%	8.23%	12/23/2032	3,706	3,689	3,669	0.12
Specialty Pharma III, Inc.	(6) (9) (17)	First Lien Debt	S +	4.50%	8.23%	12/23/2032	—	(2)	(5)	0.00
								77,807	75,773	2.57
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(6) (7) (11)	First Lien Debt	S +	6.00%	9.54%	09/10/2027	1,395	1,376	1,358	0.05
Abacus Data Holdings, Inc. (AbacusNext)	(6) (7) (17)	First Lien Debt	S +	6.00%	9.54%	09/10/2027	—	(8)	(16)	0.00

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Accordion Partners, LLC	(6) (8)	First Lien Debt	S +	5.00%	8.98%	11/17/2031	52,687	52,271	52,106	1.77
Accordion Partners, LLC	(6)	First Lien Debt	S +	5.00%	8.98%	11/17/2031	3,902	3,893	3,859	0.13
Accordion Partners, LLC	(6) (8) (17)	First Lien Debt	S +	5.00%	8.98%	11/17/2031	9,507	9,434	9,378	0.32
Accordion Partners, LLC	(6) (8) (17)	First Lien Debt	S +	5.00%	8.98%	11/17/2031	—	(45)	(70)	0.00
Ascend Partner Services, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.37%	08/11/2031	1,284	1,274	1,242	0.04
Ascend Partner Services, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.37%	08/11/2031	2,723	2,701	2,634	0.09
Ascend Partner Services, LLC	(6) (8) (17)	First Lien Debt	S +	4.50%	8.37%	08/11/2031	—	(3)	(15)	0.00
Bullhorn, Inc.	(6)	First Lien Debt	S +	5.00%	8.90%	10/01/2029	1,339	1,333	1,331	0.04
Bullhorn, Inc.	(6) (7)	First Lien Debt	S +	5.00%	8.90%	10/01/2029	1,707	1,701	1,696	0.06
Bullhorn, Inc.	(6) (7) (17)	First Lien Debt	S +	5.00%	8.90%	10/01/2029	21	20	20	0.00
Carr, Riggs and Ingram Capital, LLC	(6) (9) (11)	First Lien Debt	S +	4.25%	8.32%	11/18/2031	14,443	14,329	14,334	0.49
Carr, Riggs and Ingram Capital, LLC	(6) (9) (17)	First Lien Debt	S +	4.25%	8.32%	11/18/2031	3,318	3,281	3,262	0.11
Carr, Riggs and Ingram Capital, LLC	(6) (9) (17)	First Lien Debt	S +	4.25%	8.32%	11/18/2031	1,539	1,514	1,513	0.05
ComPsych Investment Corp.	(6) (8) (12)	First Lien Debt	S +	4.75%	8.48%	07/22/2031	15,196	15,139	15,158	0.51
ComPsych Investment Corp.	(6) (8) (17)	First Lien Debt	S +	4.75%	8.48%	07/22/2031	—	(8)	(12)	0.00
Consertus, Inc.	(6)	First Lien Debt	S +	5.75%	9.81%	08/01/2031	633	624	624	0.02
Consertus, Inc.	(6) (7) (17)	First Lien Debt	S +	5.75%	9.81%	08/01/2031	576	555	555	0.02
CoreLogic, Inc.		First Lien Debt	S +	4.25%	8.15%	07/25/2031	3,000	2,996	2,833	0.10
Crowe Advisory, LLC	(6)	First Lien Debt	S +	5.50%	9.26%	08/08/2033	1,045	1,034	1,034	0.03
Crowe Advisory, LLC	(6) (8) (17)	First Lien Debt	S +	5.50%	9.26%	08/08/2033	—	(1)	(1)	0.00
Crowe Advisory, LLC	(6) (8) (17)	First Lien Debt	S +	5.50%	9.26%	08/09/2032	—	(1)	(1)	0.00
Deerfield Dakota Holding, LLC	(6) (8)	First Lien Debt	S +	5.75% (incl. 2.75% PIK)	9.82%	09/13/2032	46,713	46,315	45,104	1.53
Deerfield Dakota Holding, LLC	(6) (8) (17)	First Lien Debt	S +	5.25%	9.32%	09/13/2032	1,500	1,464	1,353	0.05
EAB Global, Inc.		First Lien Debt	S +	3.00%	6.90%	08/16/2030	3,890	3,889	3,432	0.12
Guidepoint Security Holdings, LLC	(6) (7) (12)	First Lien Debt	S +	5.00%	8.90%	10/02/2029	22,407	22,202	22,397	0.76
Guidepoint Security Holdings, LLC	(6) (7) (17)	First Lien Debt	S +	5.00%	8.90%	10/02/2029	912	884	911	0.03
Guidepoint Security Holdings, LLC	(6) (7) (17)	First Lien Debt	S +	5.00%	8.90%	10/02/2029	—	(38)	(2)	0.00
iCIMS, Inc.	(6) (8)	First Lien Debt	S +	6.25%	9.88%	08/18/2028	16,989	16,910	16,564	0.56
iCIMS, Inc.	(6) (8) (17)	First Lien Debt	S +	6.25%	9.88%	08/18/2028	276	275	258	0.01
IG Investment Holdings, LLC	(6) (8) (12)	First Lien Debt	S +	5.00%	8.82%	09/22/2028	28,203	28,049	28,203	0.96
IG Investment Holdings, LLC	(6) (8) (17)	First Lien Debt	S +	5.00%	8.82%	09/22/2028	—	(16)	-	0.00
IQN Holding Corp.	(6) (12)	First Lien Debt	S +	5.25%	9.32%	05/02/2029	8,647	8,611	8,647	0.29
IQN Holding Corp.	(6) (8)	First Lien Debt	S +	5.25%	9.32%	05/02/2029	2,850	2,828	2,850	0.10
IQN Holding Corp.	(6) (8) (17)	First Lien Debt	S +	5.25%	9.32%	05/02/2028	421	419	421	0.01
KENG Acquisition, Inc.	(6) (7) (11) (12)	First Lien Debt	S +	4.50%	8.32%	08/01/2029	8,684	8,568	8,510	0.29
KENG Acquisition, Inc.	(6) (7)	First Lien Debt	S +	4.50%	8.32%	08/01/2029	8,159	8,037	7,997	0.27
KENG Acquisition, Inc.	(6) (7) (17)	First Lien Debt	S +	4.50%	8.32%	08/01/2029	—	(30)	(65)	0.00
Mermaid Bidco, Inc.		First Lien Debt	S +	3.25%	7.01%	07/03/2031	3,930	3,941	3,851	0.13
UHY Advisors, Inc.	(6) (8) (10)	First Lien Debt	S +	4.75%	8.51%	11/21/2031	7,611	7,551	7,554	0.26
UHY Advisors, Inc.	(6) (8) (17)	First Lien Debt	S +	4.75%	8.51%	11/21/2031	6,865	6,804	6,807	0.23
UHY Advisors, Inc.	(6) (8) (17)	First Lien Debt	S +	4.75%	8.51%	11/21/2031	432	417	416	0.01
Valkyrie Buyer, LLC	(6) (8)	First Lien Debt	S +	5.50%	9.57%	05/06/2031	28,094	27,781	27,818	0.94
Valkyrie Buyer, LLC	(6) (8) (17)	First Lien Debt	S +	5.50%	9.57%	05/06/2030	321	297	294	0.01
WIPFLI Advisory, LLC	(6)	First Lien Debt	S +	4.25%	7.98%	10/01/2032	7,083	7,052	7,012	0.24
WIPFLI Advisory, LLC	(6) (8) (17)	First Lien Debt	S +	4.25%	7.98%	10/01/2032	437	431	411	0.01

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
WIPFLI Advisory, LLC	(6) (8) (17)	First Lien Debt	S +	4.25%	7.98%	10/01/2032	—	(8)	(18)	0.00
								316,042	313,547	10.64
Real Estate Management & Development
Associations, Inc.	(6) (7) (10)	First Lien Debt	S +	6.50%	10.52%	07/03/2028	6,333	6,329	6,333	0.21
Associations, Inc.	(6) (7) (17)	First Lien Debt	S +	6.50%	10.52%	07/03/2028	287	286	287	0.01
Associations, Inc.	(6) (7) (17)	First Lien Debt	S +	6.50%	10.52%	07/03/2028	—	-	-	0.00
Inhabitiq, Inc.	(6) (8) (11)	First Lien Debt	S +	4.50%	8.40%	01/12/2032	17,008	16,940	16,635	0.56
Inhabitiq, Inc.	(6) (8) (17)	First Lien Debt	S +	4.50%	8.40%	01/12/2032	—	(9)	(105)	0.00
Inhabitiq, Inc.	(6) (8) (17)	First Lien Debt	S +	4.50%	8.40%	01/12/2032	—	(11)	(66)	0.00
MRI Software, LLC	(6)	First Lien Debt	S +	4.75%	8.82%	02/10/2028	63,333	63,263	63,244	2.15
MRI Software, LLC	(6) (7)	First Lien Debt	S +	4.75%	8.82%	02/10/2028	6,945	6,915	6,936	0.24
MRI Software, LLC	(6) (7) (17)	First Lien Debt	S +	4.75%	8.82%	02/10/2028	1,285	1,276	1,278	0.04
Pritchard Industries, LLC	(6) (8) (11)	First Lien Debt	S +	5.75%	9.85%	10/13/2027	10,528	10,472	10,256	0.35
Pritchard Industries, LLC	(6) (8) (10)	First Lien Debt	S +	5.75%	9.85%	10/13/2027	2,517	2,504	2,452	0.08
Zarya Intermediate, LLC	(6) (7) (11) (15)	First Lien Debt	S +	6.50%	10.26%	07/01/2027	38,183	38,172	37,759	1.28
Zarya Intermediate, LLC	(6) (7) (15) (17)	First Lien Debt	S +	6.50%	10.26%	07/01/2027	1,624	1,624	1,582	0.05
								147,761	146,591	4.97
Software
Alert Media, Inc.	(6) (7)	First Lien Debt	S +	5.25%	8.99%	04/12/2028	26,000	25,862	25,619	0.87
Alert Media, Inc.	(6) (7)	First Lien Debt	S +	5.25% PIK	8.99%	04/12/2028	7,157	7,142	7,150	0.24
Alert Media, Inc.	(6) (7) (17)	First Lien Debt	S +	5.25%	8.99%	04/12/2028	677	665	620	0.02
Anaplan, Inc.	(6) (10) (11)	First Lien Debt	S +	4.50%	8.26%	06/21/2029	79,366	78,792	78,969	2.68
Appfire Technologies, LLC	(6) (11)	First Lien Debt	S +	4.75%	8.82%	03/09/2028	8,659	8,649	8,640	0.29
Appfire Technologies, LLC	(6) (7) (17)	First Lien Debt	S +	4.75%	8.82%	03/09/2028	—	(1)	(1)	0.00
Applied Systems, Inc.		First Lien Debt	S +	2.75%	6.82%	02/24/2031	3,911	3,924	3,894	0.13
Apryse Software Corp.	(6) (9) (11) (12)	First Lien Debt	S +	4.50%	8.57%	06/28/2032	47,559	47,150	47,559	1.61
Apryse Software Corp.	(6) (9) (17)	First Lien Debt	S +	4.50%	8.57%	06/28/2032	2,312	2,280	2,312	0.08
Archduke Buyer, Inc.	(6)	First Lien Debt	S +	5.50%	9.33%	12/03/2032	3,776	3,742	3,769	0.13
Archduke Buyer, Inc.	(6) (9) (17)	First Lien Debt	S +	5.50%	9.33%	12/03/2032	—	(2)	(1)	0.00
Artifact Bidco, Inc.	(6) (9)	First Lien Debt	S +	4.15%	8.22%	07/28/2031	21,837	21,674	21,837	0.74
Artifact Bidco, Inc.	(6) (9) (17)	First Lien Debt	S +	4.15%	8.22%	07/28/2031	—	(18)	-	0.00
Artifact Bidco, Inc.	(6) (9) (17)	First Lien Debt	S +	4.15%	8.22%	07/26/2030	—	(24)	-	0.00
AuditBoard, Inc.	(6) (8) (12)	First Lien Debt	S +	5.50% (incl. 3.00% PIK)	9.57%	07/14/2031	34,462	34,208	34,066	1.16
AuditBoard, Inc.	(6) (8) (11)	First Lien Debt	S +	5.50% (incl. 3.00% PIK)	9.57%	07/14/2031	16,411	16,282	16,222	0.55
AuditBoard, Inc.	(6) (8) (17)	First Lien Debt	S +	5.50% (incl. 3.00% PIK)	9.57%	07/14/2031	—	(44)	(75)	0.00
Banyan Software Holdings, LLC	(6) (7) (11)	First Lien Debt	S +	5.50%	9.40%	01/02/2031	27,632	27,422	27,287	0.93
Banyan Software Holdings, LLC	(6) (7) (17)	First Lien Debt	S +	5.50%	9.40%	01/02/2031	23,323	23,117	22,822	0.77
Banyan Software Holdings, LLC	(6) (7) (17)	First Lien Debt	S +	5.50%	9.40%	01/02/2031	—	(21)	(38)	0.00
Bottomline Technologies, Inc.	(6) (8) (12)	First Lien Debt	S +	4.50%	8.57%	05/14/2029	3,448	3,417	3,448	0.12
Bottomline Technologies, Inc.	(6) (8) (17)	First Lien Debt	S +	4.50%	8.57%	05/15/2028	—	(9)	-	0.00
CLEO Communications Holding, LLC	(6) (7) (11)	First Lien Debt	S +	5.50%	9.50%	06/09/2027	15,893	15,860	15,893	0.54
CLEO Communications Holding, LLC	(6) (7) (17)	First Lien Debt	S +	5.50%	9.50%	06/09/2027	—	(10)	-	0.00
Cloudera, Inc.	(9)	First Lien Debt	S +	3.75%	7.75%	10/08/2028	7,303	7,275	6,780	0.23
Clover Holdings 2, LLC		First Lien Debt	S +	3.75%	7.64%	12/09/2031	5,925	5,922	5,847	0.20
Coupa Holdings, LLC	(6) (8) (10) (11)	First Lien Debt	S +	5.25%	9.07%	02/27/2030	15,906	15,679	15,906	0.54
Coupa Holdings, LLC	(6) (8)	First Lien Debt	S +	5.25%	9.07%	02/27/2030	656	648	656	0.02

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Coupa Holdings, LLC	(6) (8) (17)	First Lien Debt	S +	5.25%	9.07%	02/27/2029	336	332	336	0.01
Cyara AcquisitionCo, LLC	(6) (7)	First Lien Debt	S +	5.50%	9.57%	06/28/2029	63,071	62,241	62,124	2.11
Cyara AcquisitionCo, LLC	(6) (7) (17)	First Lien Debt	S +	5.50%	9.57%	06/28/2029	—	(48)	(57)	0.00
Diligent Corporation	(6) (8)	First Lien Debt	S +	5.00%	8.69%	08/02/2030	62,451	62,134	60,836	2.06
Diligent Corporation	(6) (8)	First Lien Debt	S +	8.42% PIK	12.18%	08/02/2030	11,044	10,989	10,758	0.37
Diligent Corporation	(6) (8) (17)	First Lien Debt	S +	5.00%	8.69%	08/02/2030	3,711	3,679	3,527	0.12
E-Discovery AcquireCo, LLC	(6)	First Lien Debt	S +	6.25%	10.01%	08/29/2029	36,472	36,001	35,089	1.19
E-Discovery AcquireCo, LLC	(6) (7) (17)	First Lien Debt	S +	6.25%	10.01%	08/29/2029	3,193	3,149	3,038	0.10
ECI Macola Max Holding, LLC	(8)	First Lien Debt	S +	2.75%	6.82%	05/09/2030	4,765	4,769	4,691	0.16
Emburse, Inc.	(6) (8) (10)	First Lien Debt	S +	4.25%	8.32%	05/28/2032	22,105	22,058	22,105	0.75
Emburse, Inc.	(6) (8) (17)	First Lien Debt	S +	4.25%	8.32%	05/28/2032	—	(4)	-	0.00
Emburse, Inc.	(6) (8) (17)	First Lien Debt	S +	4.25%	8.32%	05/28/2032	—	(8)	-	0.00
Epicor Software Corporation	(8)	First Lien Debt	S +	2.75%	6.65%	05/30/2031	5,084	5,087	4,988	0.17
Espresso Bidco, Inc.	(6) (8) (11)	First Lien Debt	S +	5.25%	8.98%	03/25/2032	27,877	27,544	27,320	0.93
Espresso Bidco, Inc.	(6) (8) (17)	First Lien Debt	S +	5.25%	8.98%	03/25/2032	6,898	6,806	6,748	0.23
Espresso Bidco, Inc.	(6) (8) (17)	First Lien Debt	S +	5.25%	8.98%	03/25/2032	—	(39)	(66)	0.00
Everbridge Holdings, LLC	(6) (12)	First Lien Debt	S +	5.00%	8.73%	07/02/2031	53,414	53,215	53,414	1.81
Everbridge Holdings, LLC	(6) (8) (17)	First Lien Debt	S +	5.00%	8.73%	07/02/2031	3,590	3,561	3,590	0.12
Everbridge Holdings, LLC	(6) (7) (17)	First Lien Debt	S +	5.00%	8.73%	07/02/2031	—	(13)	-	0.00
Formstack Acquisition, Co.	(6) (7)	First Lien Debt	S +	5.00%	9.07%	03/28/2030	48,459	47,997	48,108	1.63
Formstack Acquisition, Co.	(6) (7)	First Lien Debt	S +	5.00%	9.07%	03/28/2030	4,691	4,651	4,657	0.16
Formstack Acquisition, Co.	(6) (7) (17)	First Lien Debt	S +	5.00%	9.07%	03/28/2030	2,071	1,986	1,999	0.07
Fullsteam Operations, LLC	(6) (8) (12)	First Lien Debt	S +	5.25%	9.01%	08/08/2031	30,893	30,631	30,378	1.03
Fullsteam Operations, LLC	(6) (8) (17)	First Lien Debt	S +	5.25%	9.01%	08/08/2031	1,869	1,818	1,697	0.06
Fullsteam Operations, LLC	(6) (8) (17)	First Lien Debt	S +	5.25%	9.01%	08/08/2031	—	(28)	(57)	0.00
Granicus, Inc.	(6) (10) (11)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	9.57%	01/17/2031	64,082	63,687	64,082	2.17
Granicus, Inc.	(6) (8)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	9.57%	01/17/2031	14,536	14,468	14,507	0.49
Granicus, Inc.	(6) (8) (17)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	9.57%	01/17/2031	—	(52)	-	0.00
GS AcquisitionCo, Inc.	(6) (11)	First Lien Debt	S +	5.25%	9.32%	05/25/2028	61,407	61,310	54,294	1.84
GS AcquisitionCo, Inc.	(6) (8)	First Lien Debt	S +	5.25%	9.32%	05/25/2028	1,430	1,427	1,264	0.04
GS AcquisitionCo, Inc.	(6) (7) (17)	First Lien Debt	S +	5.25%	9.32%	05/25/2028	5,314	5,304	4,698	0.16
Hootsuite, Inc.	(6) (8) (15)	First Lien Debt	S +	5.50%	9.31%	05/22/2030	18,475	18,289	18,244	0.62
Hootsuite, Inc.	(6) (8) (15) (17)	First Lien Debt	S +	5.50%	9.31%	05/22/2030	252	233	226	0.01
Icefall Parent, Inc.	(6) (7) (11)	First Lien Debt	S +	4.50%	8.57%	01/25/2030	6,924	6,838	6,924	0.23
Icefall Parent, Inc.	(6) (7) (17)	First Lien Debt	S +	4.50%	8.57%	01/25/2030	—	(8)	-	0.00
Jawbreaker Parent, Inc.	(6) (12)	First Lien Debt	S +	4.75%	8.82%	01/31/2033	4,747	4,703	4,676	0.16
Jawbreaker Parent, Inc.	(6) (9) (17)	First Lien Debt	S +	4.75%	8.82%	01/31/2033	—	(3)	(9)	0.00
Jawbreaker Parent, Inc.	(6) (9) (17)	First Lien Debt	S +	4.75%	8.82%	01/31/2033	—	(6)	(9)	0.00
LegitScript, LLC	(6) (11) (12)	First Lien Debt	S +	5.25%	9.15%	06/24/2029	36,322	36,021	35,868	1.22
LegitScript, LLC	(6) (8)	First Lien Debt	S +	5.25%	9.15%	06/24/2029	961	953	949	0.03
LegitScript, LLC	(6) (8) (17)	First Lien Debt	S +	5.25%	9.15%	06/24/2028	3,516	3,486	3,442	0.12
LogRhythm, Inc.	(6) (14)	First Lien Debt	S +	7.50% PIK		07/02/2029	7,189	7,059	5,661	0.19
LogRhythm, Inc.	(6) (7) (17)	First Lien Debt	S +	5.50%	9.23%	07/02/2029	119	108	(7)	0.00
Magenta Buyer, LLC	(8)	First Lien Debt	S +	5.00%	9.08%	07/27/2028	4,762	4,756	1,429	0.05
McAfee, LLC	(9)	First Lien Debt	S +	3.00%	6.90%	03/01/2029	3,672	3,662	3,347	0.11
Montana Buyer, Inc.	(6) (8) (11) (12)	First Lien Debt	S +	4.75%	8.65%	07/22/2029	31,629	31,380	31,629	1.07

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Montana Buyer, Inc.	(6) (8) (17)	First Lien Debt	S +	4.75%	8.65%	07/22/2028	—	(18)	-	0.00
Nasuni Corporation	(6) (8) (11)	First Lien Debt	S +	5.00%	9.07%	09/10/2030	21,552	21,320	21,307	0.72
Nasuni Corporation	(6) (8) (17)	First Lien Debt	S +	5.00%	9.07%	09/10/2030	1,796	1,752	1,745	0.06
Netwrix Corporation And Concept Searching, Inc.	(6) (8) (10) (11) (12)	First Lien Debt	S +	4.75%	8.51%	06/11/2029	24,855	24,749	24,482	0.83
Netwrix Corporation And Concept Searching, Inc.	(6) (8) (17)	First Lien Debt	S +	4.75%	8.51%	06/11/2029	—	(6)	(24)	0.00
Oak Purchaser, Inc.	(6) (11)	First Lien Debt	S +	5.50%	9.23%	05/31/2028	12,502	12,443	12,283	0.42
Oak Purchaser, Inc.	(6) (8)	First Lien Debt	S +	5.50%	9.23%	05/31/2028	9,513	9,462	9,294	0.32
Oak Purchaser, Inc.	(6) (8) (17)	First Lien Debt	S +	5.50%	9.23%	05/31/2028	378	370	345	0.01
OceanKey (U.S.) II Corp.	(9)	First Lien Debt	S +	3.50%	7.50%	12/15/2028	6,815	6,821	6,725	0.23
Onit, Inc.	(6) (8) (11)	First Lien Debt	S +	4.75%	8.57%	01/27/2032	28,187	27,958	28,187	0.96
Onit, Inc.	(6) (8) (17)	First Lien Debt	S +	4.75%	8.57%	01/27/2032	—	(48)	-	0.00
Onit, Inc.	(6) (8) (17)	First Lien Debt	S +	4.75%	8.57%	01/27/2032	—	(32)	-	0.00
Optimizely North America, Inc.	(6) (8) (15)	First Lien Debt	S +	5.50% (incl. 2.5% PIK)	9.57%	10/30/2031	11,649	11,559	11,066	0.38
Optimizely North America, Inc.	(6) (8) (15)	First Lien Debt	E +	5.75% (incl. 2.5% PIK)	8.36%	10/30/2031	€6,633	7,156	7,139	0.24
Optimizely North America, Inc.	(6) (8) (15)	First Lien Debt	SA +	6.00% (incl. 2.5% PIK)	9.73%	10/30/2031	£2,211	2,855	2,790	0.09
Optimizely North America, Inc.	(6) (8) (15) (17)	First Lien Debt	S +	5.50% (incl. 2.5% PIK)	9.57%	10/30/2031	—	(15)	(102)	0.00
Polaris Newco, LLC	(9)	First Lien Debt	S +	4.00%	8.08%	06/02/2028	5,744	5,747	5,367	0.18
Pound Bidco, Inc.	(6) (11) (15)	First Lien Debt	S +	5.25%	9.15%	05/01/2029	4,018	4,017	3,981	0.13
Pound Bidco, Inc.	(6) (7) (15) (17)	First Lien Debt	S +	5.25%	9.15%	05/01/2029	263	263	259	0.01
Project Boost Purchaser, LLC		First Lien Debt	S +	2.75%	6.82%	07/16/2031	4,913	4,918	4,802	0.16
Project Leopard Holdings, Inc.	(9) (11) (12) (15)	First Lien Debt	S +	5.25%	9.17%	07/20/2029	22,446	21,665	12,149	0.41
Proofpoint, Inc.	(9)	First Lien Debt	S +	3.00%	7.07%	08/31/2028	3,985	3,983	3,986	0.14
Quartz Acquireco, LLC		First Lien Debt	S +	2.25%	6.32%	06/28/2030	4,862	4,870	4,206	0.14
Revalize, Inc.	(6)	First Lien Debt	S +	6.50% (incl. 1.75% PIK)	10.72%	04/16/2029	14,551	14,271	13,172	0.45
Revalize, Inc.	(6) (17)	First Lien Debt	S +	6.25%	10.47%	04/16/2029	351	348	277	0.01
Riskonnect Parent, LLC	(6) (11)	First Lien Debt	S +	4.75%	8.49%	12/07/2028	30,057	29,774	29,907	1.01
Riskonnect Parent, LLC	(6) (8)	First Lien Debt	S +	4.75%	8.49%	12/07/2028	17,062	16,894	16,976	0.58
Riskonnect Parent, LLC	(6) (8) (17)	First Lien Debt	S +	4.75%	8.49%	12/07/2028	610	574	589	0.02
Rivet Bidco Limited	(6) (9)	First Lien Debt	S +	4.50%	8.24%	04/08/2032	635	629	629	0.02
Rivet Bidco Limited	(6) (9) (17)	First Lien Debt	S +	4.50%	8.24%	04/08/2032	—	(2)	(5)	0.00
Rivet Bidco Limited	(6) (9) (17)	First Lien Debt	S +	4.50%	8.24%	04/08/2032	—	(1)	(1)	0.00
Runway Bidco, LLC	(6) (9) (11)	First Lien Debt	S +	4.50%	8.57%	12/17/2031	17,784	17,642	17,472	0.59
Runway Bidco, LLC	(6) (9) (17)	First Lien Debt	S +	4.50%	8.57%	12/17/2031	—	(17)	(79)	0.00
Runway Bidco, LLC	(6) (9) (17)	First Lien Debt	S +	4.50%	8.57%	12/17/2031	—	(17)	(39)	0.00
Saturn Borrower, Inc.	(6) (7) (10)	First Lien Debt	S +	6.00%	10.07%	11/10/2028	17,413	17,257	16,824	0.57
Saturn Borrower, Inc.	(6) (7) (17)	First Lien Debt	S +	6.00%	10.07%	11/10/2028	926	902	828	0.03
Securonix, Inc.	(6) (11) (12)	First Lien Debt	S +	7.00%	10.75%	04/05/2029	32,067	31,607	15,318	0.52
Securonix, Inc.	(6) (17)	First Lien Debt	S +	7.00%	10.86%	04/05/2029	2,401	2,329	(421)	-0.01
Trunk Acquisition, Inc.	(6) (7) (11)	First Lien Debt	S +	5.75%	9.75%	02/19/2030	13,002	12,948	13,002	0.44
Trunk Acquisition, Inc.	(6) (7) (17)	First Lien Debt	S +	5.75%	9.75%	02/19/2030	1,837	1,824	1,837	0.06
Trunk Acquisition, Inc.	(6) (7) (17)	First Lien Debt	S +	5.75%	9.75%	02/19/2030	—	(2)	-	0.00
UKG, Inc.		First Lien Debt	S +	2.25%	6.07%	02/10/2031	7,363	7,373	7,136	0.24
Vanco Payment Solutions, LLC	(6)	First Lien Debt	S +	4.75%	9.01%	12/01/2031	3,293	3,264	3,235	0.11
Vanco Payment Solutions, LLC	(6) (8) (17)	First Lien Debt	S +	4.75%	9.01%	12/01/2031	—	(1)	(3)	0.00

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Vision Solutions, Inc.	(8)	First Lien Debt	S +	4.00%	8.08%	04/24/2028	3,258	3,232	2,640	0.09

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
								1,334,321	1,284,900	43.60
Textiles, Apparel & Luxury Goods
Gloves Buyer, Inc.	(9)	First Lien Debt	S +	3.75%	7.65%	05/21/2032	6,965	6,807	6,964	0.24
Trading Companies & Distributors
Spin Holdco, Inc.	(9)	First Lien Debt	S +	4.00%	8.01%	09/04/2030	2,369	2,371	1,504	0.05
White Cap Buyer, LLC		First Lien Debt	S +	3.25%	7.15%	10/19/2029	2,401	2,402	2,382	0.08
								4,773	3,886	0.13
Transportation Infrastructure
Brown Group Holding, LLC	(9)	First Lien Debt	S +	2.25%	6.07%	07/01/2031	4,901	4,905	4,903	0.17
Jeppesen Holdings, LLC	(6) (9)	First Lien Debt	S +	4.75%	8.57%	11/01/2032	27,886	27,760	27,607	0.94
Jeppesen Holdings, LLC	(6) (9) (17)	First Lien Debt	S +	4.75%	8.57%	11/01/2032	—	(6)	(14)	0.00
KKR Apple Bidco, LLC		First Lien Debt	S +	2.50%	6.40%	09/23/2031	7,221	7,204	7,226	0.24
								39,863	39,722	1.35
Wireless Telecommunication Services
CCI Buyer, Inc.	(6) (8) (11)	First Lien Debt	S +	5.00%	9.07%	05/13/2032	37,415	37,098	37,175	1.26
CCI Buyer, Inc.	(6) (8) (17)	First Lien Debt	S +	5.00%	9.07%	05/13/2032	—	(18)	(14)	0.00
Mobile Communications America, Inc.	(6) (7) (11) (12)	First Lien Debt	S +	4.75%	8.50%	10/16/2029	13,275	13,163	13,275	0.45
Mobile Communications America, Inc.	(6) (7) (17)	First Lien Debt	S +	4.75%	8.50%	10/16/2029	4,188	4,139	4,188	0.14
Mobile Communications America, Inc.	(6) (7) (17)	First Lien Debt	S +	4.75%	8.50%	10/16/2029	176	160	176	0.01
								54,542	54,800	1.86
Total Debt Investments - non-controlled/non-affiliated								$5,654,105	$5,495,496	186.49%
Debt Investments - non-controlled/affiliated
Electronic Equipment, Instruments & Components
Abracon Borrower, LLC	(6) (19)	First Lien Debt	S +	5.50%	9.72%	06/10/2030	10,879	10,879	10,879	0.37
Abracon Borrower, LLC	(6) (17) (19)	First Lien Debt	S +	5.50%	9.72%	06/10/2030	47	4	47	0.00
								10,883	10,926	0.37
Professional Services
KWOR Acquisition, Inc.	(6) (19)	First Lien Debt	S +	5.25%	9.01%	02/28/2030	4,907	4,907	4,907	0.17
KWOR Acquisition, Inc.	(6) (17) (19)	First Lien Debt	S +	5.25%	9.01%	02/28/2030	—	(50)	-	0.00
KWOR Intermediate I, Inc.	(6) (19)	Unsecured Debt	S +	8.00% PIK	11.67%	02/28/2030	5,351	5,351	3,265	0.11
KWOR Acquisition, Inc.	(6) (17) (19)	First Lien Debt	S +	5.25%	9.01%	02/28/2030	—	(72)	-	0.00
								10,136	8,172	0.28
Total Debt Investments - non-controlled/affiliated								$21,019	$19,098	0.65%
Total Debt Investments								$5,675,124	$5,514,594	187.14%

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread			Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Equity Investments - non-controlled/non-affiliated
Aerospace & Defense
AA&D Holdings, LP	(6) (16) (18)	Common Equity				11/14/2025	90	98	127	0.00
Automobile Components
Continental Group Holdings, LP	(6) (14) (16) (18)	Common Equity				07/16/2025	15,517	-	-	0.00
Shelby Co-invest, LP (Spectrum Automotive)	(6) (16) (18)	Common Equity				06/29/2021	1,500	228	320	0.01
								228	320	0.01
Commercial Services & Supplies
Firebird Co-Invest, LP	(6) (16) (18)	Common Equity				01/17/2025	250,000	238	371	0.01

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Procure Acquiom Financial, LLC (Procure Analytics)	(6) (16) (18)	Common Equity		12/20/2021	500,000	625	945	0.03
Surewerx Topco, LP	(6) (15) (16) (18)	Common Equity		12/28/2022	384	413	559	0.02
						1,276	1,875	0.06
Containers & Packaging
BP Purchaser, LLC	(6) (16) (18)	Common Equity		12/10/2021	1,383,156	878	-	0.00
BP Purchaser, LLC Rights	(6) (16) (18)	Common Equity		03/12/2024	1,666,989	76	-	0.00
FORTIS Solutions Group, LLC	(6) (16)	Preferred Equity	12.25% PIK	06/24/2022	4,000,000	6,595	6,467	0.22
						7,549	6,467	0.22
Distributors
48Forty TopCo, LLC	(6) (16) (18)	Common Equity		01/14/2026	2,821	-	-	0.00
48Forty TopCo, LLC	(6) (16) (18)	Preferred Equity		01/14/2026	2,821	11,436	10,791	0.37
						11,436	10,791	0.37
Diversified Consumer Services
Eclipse Topco, Inc.	(6) (16)	Preferred Equity	12.25% PIK	09/05/2024	214	2,626	2,545	0.08
FPG Parent, LLC	(6) (16) (18)	Common Equity		07/25/2025	5,945	-	-	0.00
Leaf Home, LLC	(6) (16)	Preferred Equity	14.00% PIK	09/05/2025	600	675	805	0.03
Leaf Home, LLC	(6) (16) (18)	Warrants		09/05/2025	2	-	-	0.00
LUV Car Wash	(6) (16) (18)	Common Equity		12/06/2022	1,383	1,331	786	0.03
						4,632	4,136	0.14
Electrical Equipment
Sparkstone Electrical Group, LLC	(6) (16) (18)	Common Equity		10/15/2024	1,500	150	61	0.00
Financial Services
Applitools, Inc.	(6) (15) (16) (18)	Common Equity		07/18/2025	3,880,115	2,219	-	0.00
GTCR ABC Holdings, LLC	(6) (16) (18)	Common Equity		04/14/2026	99,900	-	-	0.00
GTCR ABC Holdings, LLC	(6) (16)	Preferred Equity	8.00% PIK	04/14/2026	100	104	100	0.00
						2,323	100	0.00
Health Care Providers & Services
DCA TopCo, LP	(6) (16) (18)	Common Equity		06/02/2026	1,832,811	15,547	16,770	0.57
SDB Holdco, LLC	(6) (16) (18)	Common Equity		03/29/2024	14,561,479	-	-	0.00
Suveto Buyer, LLC	(6) (15) (16) (18)	Common Equity		11/19/2021	3,398	307	446	0.01
Vardiman Black Holdings, LLC	(6) (14) (16)	Preferred Equity	6.00% PIK	03/29/2024	7,065,190	5,264	-	0.00
						21,118	17,216	0.58
Insurance Services
Amerilife Holdings, LLC	(6) (16) (18)	Common Equity		09/01/2022	9,880	273	527	0.02
Frisbee Holdings, LP (Fetch)	(6) (16) (18)	Common Equity		10/31/2022	33,276	424	1,233	0.04
Integrity Marketing Group, LLC	(6) (16)	Preferred Equity	12.50% PIK	12/21/2021	508,427	825	823	0.03
						1,522	2,583	0.09
Interactive Media & Services
FMG Suite Holdings, LLC	(6) (16) (18)	Common Equity		09/09/2025	500	-	-	0.00
FMG Suite Holdings, LLC	(6) (16)	Preferred Equity	8.00% PIK	09/09/2025	500	544	513	0.02
						544	513	0.02
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(6) (16) (18)	Common Equity		07/12/2021	5,196	317	105	0.00
National CPMA, LLC (Consertus)	(6) (16) (18)	Common Equity		09/01/2026	11,921	180	180	0.01
Valkyrie Topco, LLC	(6) (16) (18)	Common Equity		05/03/2024	8,848	9	11	0.00

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Valkyrie Topco, LLC	(6) (16)	Preferred Equity	10.00% PIK		05/03/2024	875,952	1,111	1,110	0.04
							1,617	1,406	0.05
Real Estate Management & Development
LJ Pritchard Topco Holdings, LLC	(6) (16) (18)	Common Equity			10/13/2021	332,248	352	261	0.01
Software
AQ Software Corporation (Revalize)	(6) (16)	Preferred Equity	10.00% PIK		12/14/2021	2,951	5,202	4,017	0.14
Cohesity Global, Inc.	(16) (18)	Preferred Equity			12/09/2024	18,617	382	382	0.01
Fullsteam Operations, LLC	(6) (16) (18)	Common Equity			11/27/2023	45,080	1,520	3,766	0.13
Knockout Intermediate Holdings I, Inc.	(6) (16)	Preferred Equity	10.75% PIK		06/25/2022	5,482	11,784	8,602	0.29
New Blackboard, LLC	(16) (18)	Common Equity			02/27/2026	20,981	-	-	0.00
New Blackboard, LLC	(16)	Preferred Equity	5.65% PIK		02/27/2026	97	2	2	0.00
Reveal Data Solutions	(6) (16) (18)	Common Equity			08/29/2023	861,539	1,122	675	0.02
RSK Holdings, Inc. (Riskonnect)	(6) (16)	Preferred Equity	10.50% PIK		07/07/2022	10,679,200	18,954	18,238	0.62
Wheel Pros, LLC	(16) (18)	Common Equity			12/02/2024	10,032	1,655	1,655	0.06
							40,621	37,337	1.27
Total Equity Investments - non-controlled/non-affiliated							$93,466	$83,193	2.82%
Equity Investments - non-controlled/affiliated
Electronic Equipment, Instruments & Components
Abracon TopCo, LLC	(6) (16) (18) (19)	Common Equity			06/08/2026	6,193	3,400	8,553	0.29
Professional Services
KWOR Intermediate I, Inc.	(6) (16) (18) (19)	Common Equity			02/28/2025	2,785	1,069	-	0.00
KWOR Intermediate I, Inc.	(6) (14) (16) (19)	Preferred Equity	S +	8.00% PIK	02/28/2025	2,978,848	3,297	-	0.00
							4,366	-	0.00
Total Equity Investments - non-controlled/affiliated							$7,766	$8,553	0.29%
Equity Investments - controlled/affiliated
Investment Fund
North Haven Keystone, LLC	(15) (16) (18) (20)	Common Equity			10/29/2025	157,832,400	157,832	155,172	5.27
Total Equity Investments - controlled/affiliated							$157,832	$155,172	5.27%
Total Equity Investments							$259,064	$246,918	8.38%
Total Portfolio Investments							$5,934,188	$5,761,512	195.52%

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Cash and Cash Equivalents and Short Term Investments
J.P. Morgan US Government Money Market Fund - Institutional Shares	3.74%	38,367	38,367	1.30%
Cash and Cash Equivalents		158,766	158,766	5.39%
Total Cash and Cash Equivalents and Short Term Investments		197,133	197,133	6.69%
Total Portfolio Investments, Cash and Cash Equivalents and Short Term Investments		$6,131,321	$5,958,645	202.20%

(1)

Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” includes the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments (including preferred equity investments) are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of September 30, 2026, the Company “controls” one of its portfolio companies, as indicated below. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2026, the Company was an “affiliated person” of two of its portfolio companies, as indicated below.

(2)	Unless otherwise indicated, the Company's investments are pledged as collateral supporting the amounts outstanding under the ING Facility (as defined below). See Note 6 "Debt".
(3)

Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either CORRA ("C") or EURIBOR ("E") or SOFR ("S") or SONIA ("SA") or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2026. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2026. As of September 30, 2026, the reference rates for our variable rate loans were the 1-month C at 2.31%, 3-month C at 2.43%,1-month E at 2.50%, 3-month E at 2.62%, 1-month S at 3.91%, 3-month S at 4.08%, 6-month S at 4.27%, SA at 3.73% and the P at 7.00%.

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

(7)	Loan includes interest rate floor of 1.00%.
(8)	Loan includes interest rate floor of 0.75%.
(9)	Loan includes interest rate floor of 0.50%.
(10)	Assets or a portion thereof are pledged as collateral for the CBNA Funding Facility. See Note 6 "Debt".
(11)	Assets or a portion thereof are pledged as collateral for the JPM Funding Facility. See Note 6 “Debt”.
(12)	Assets or a portion thereof are pledged as collateral for the Wells Fargo Funding Facility. See Note 6 “Debt”.
(13)	The investment includes an exit fee that is receivable upon certain conditions being met. See Note 2 "Summary of Significant Accounting Policies".
(14)	Investment was on non-accrual status as of September 30, 2026.
(15)

The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2026, non-qualifying assets represented 9.72% of total assets as calculated in accordance with regulatory requirements.

(16)

Securities exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities”. As of September 30, 2026, the aggregate fair value of these securities is $246,918 or 8.38% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(17)

Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of September 30, 2026:

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt — non-controlled/non-affiliated
365 Retail Market, LLC	Delayed Draw Term Loan	05/08/2028	$510	$(5)
365 Retail Market, LLC	Revolver	05/06/2033	850	(9)
AA&D Midco, Inc.	Revolver	11/29/2030	5,157	—
AWP Group Holdings, Inc.	Revolver	12/22/2032	3,388	(52)
Abacus Data Holdings, Inc. (AbacusNext)	Revolver	09/10/2027	600	(16)
Abracon Borrower, LLC	Revolver	06/10/2030	929	—
Accel International Holdings, Inc.	Revolver	04/26/2032	2,748	—
Accordion Partners, LLC	Delayed Draw Term Loan	12/17/2027	2,218	(24)
Accordion Partners, LLC	Revolver	11/17/2031	6,393	(70)
Alert Media, Inc.	Revolver	04/12/2028	3,192	(47)
Alpine Acquisition Corp. II	Delayed Draw Term Loan	01/14/2028	423	—
Alpine Acquisition Corp. II	Revolver	01/14/2031	1,693	—
Amerilife Holdings, LLC	Delayed Draw Term Loan	02/28/2027	4,260	(11)
Amerilife Holdings, LLC	Revolver	08/31/2028	2,023	(5)
Answer Acquisition, LLC	Revolver	06/30/2028	1,633	(133)
Any Hour, LLC	Revolver	05/23/2030	154	(51)
Apex Service Partners, LLC	Revolver	10/24/2029	5,264	—
Apollo Acquisition, Inc.	Delayed Draw Term Loan	06/04/2027	3,959	(35)
Apollo Acquisition, Inc.	Revolver	12/30/2030	3,542	(31)
Appfire Technologies, LLC	Revolver	03/09/2028	402	(1)
Applitools, Inc.	Revolver	05/25/2028	1,120	(342)
Apryse Software Corp.	Revolver	06/28/2032	1,629	—
Aptean, Inc.	Delayed Draw Term Loan	02/14/2027	208	(3)
Aptean, Inc.	Revolver	01/30/2031	3,237	(49)
Archduke Buyer, Inc.	Revolver	12/03/2032	274	(1)
Arcoro Holdings Corp.	Revolver	03/28/2030	7,945	(380)
Artifact Bidco, Inc.	Delayed Draw Term Loan	05/22/2027	5,345	—
Artifact Bidco, Inc.	Revolver	07/26/2030	3,818	—
Ascend Partner Services, LLC	Revolver	08/11/2031	449	(15)
Associations, Inc.	Delayed Draw Term Loan	07/03/2028	210	—
Associations, Inc.	Revolver	07/03/2028	401	—
Atlas US Finco, Inc.	Revolver	12/09/2028	4,395	(48)
AuditBoard, Inc.	Revolver	07/14/2031	6,514	(75)
Banyan Software Holdings, LLC	Delayed Draw Term Loan	10/08/2027	4,806	(60)
Banyan Software Holdings, LLC	Revolver	01/02/2031	3,006	(38)
Blue River PetCare, LLC	Delayed Draw Term Loan	02/11/2028	1,380	(11)
Blue River PetCare, LLC	Revolver	08/01/2029	251	(2)
Bottomline Technologies, Inc.	Revolver	05/15/2028	1,733	—
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	04/17/2028	6,961	(53)
Bridgepointe Technologies, LLC	Revolver	04/18/2033	2,829	(22)
Bullhorn, Inc.	Revolver	10/01/2029	135	(1)
CCI Buyer, Inc.	Revolver	05/13/2032	2,207	(14)
CLEO Communications Holding, LLC	Revolver	06/09/2027	5,358	—
COP Collisionright Parent, LLC	Delayed Draw Term Loan	04/04/2027	4,286	(43)

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
COP Collisionright Parent, LLC	Revolver	01/29/2030	4,291	(43)
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	08/27/2027	399	—
CRCI Longhorn Holdings, Inc.	Revolver	08/27/2031	1,471	—
CSHC Buyerco, LLC	Delayed Draw Term Loan	04/30/2029	176	(2)
CSHC Buyerco, LLC	Revolver	04/29/2033	260	(3)
Caerus US 1, Inc.	Delayed Draw Term Loan	09/22/2027	3,824	—
Caerus US 1, Inc.	Delayed Draw Term Loan	09/22/2027	1,198	—
Caerus US 1, Inc.	Delayed Draw Term Loan	09/22/2027	1,351	—
Caerus US 1, Inc.	Revolver	05/27/2031	1,230	(53)
Carr, Riggs and Ingram Capital, LLC	Delayed Draw Term Loan	11/18/2026	4,086	(32)
Carr, Riggs and Ingram Capital, LLC	Revolver	11/18/2031	1,862	(14)
Catalis Intermediate, Inc.	Revolver	02/04/2028	2,207	(8)
Cerity Partners, LLC	Delayed Draw Term Loan	12/20/2027	2,455	—
Cerity Partners, LLC	Revolver	07/28/2031	485	—
Chase Intermediate, LLC	Delayed Draw Term Loan	04/10/2027	3,522	(38)
Chase Intermediate, LLC	Revolver	10/30/2028	608	(7)
Cliffwater, LLC	Revolver	04/22/2032	2,036	(5)
ComPsych Investment Corp.	Delayed Draw Term Loan	07/23/2027	4,667	(12)
Computer Services, Inc.	Delayed Draw Term Loan	11/15/2027	4,137	(62)
Consertus, Inc.	Delayed Draw Term Loan	02/01/2027	886	(9)
Consertus, Inc.	Delayed Draw Term Loan	02/01/2028	855	(6)
Consor Intermediate II, LLC	Delayed Draw Term Loan	11/10/2026	1,250	—
Consor Intermediate II, LLC	Revolver	05/12/2031	633	—
Coupa Holdings, LLC	Revolver	02/27/2029	168	—
Crowe Advisory, LLC	Delayed Draw Term Loan	08/07/2028	209	(1)
Crowe Advisory, LLC	Revolver	08/09/2032	104	(1)
Cyara AcquisitionCo, LLC	Revolver	06/28/2029	3,832	(57)
Cyber US Bidco, LLC	Delayed Draw Term Loan	01/02/2029	797	(12)
Cyber US Bidco, LLC	Revolver	12/30/2032	350	(5)
DA Blocker Corp.	Delayed Draw Term Loan	02/10/2027	2,425	(42)
DA Blocker Corp.	Revolver	02/10/2032	808	(14)
Deerfield Dakota Holding, LLC	Revolver	09/13/2032	2,786	(96)
Diligent Corporation	Revolver	08/02/2030	3,426	(89)
Drivecentric Holdings, LLC	Delayed Draw Term Loan	07/22/2027	8,375	—
Drivecentric Holdings, LLC	Revolver	08/15/2031	4,059	—
E-Discovery AcquireCo, LLC	Revolver	08/29/2029	1,161	(41)
EVDR Purchaser, Inc.	Revolver	02/14/2031	1,996	(57)
Eclipse Buyer, Inc.	Revolver	09/08/2031	719	(11)
Emburse, Inc.	Delayed Draw Term Loan	05/28/2027	3,947	—
Emburse, Inc.	Revolver	05/28/2032	3,947	—
Energy Labs Holdings Corp.	Delayed Draw Term Loan	11/24/2027	825	(14)
Energy Labs Holdings Corp.	Revolver	04/07/2028	639	(11)
Espresso Bidco, Inc.	Delayed Draw Term Loan	03/25/2027	598	(12)
Espresso Bidco, Inc.	Revolver	03/25/2032	3,297	(66)
Essential Services Holding Corporation	Revolver	06/17/2030	1,804	(119)

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Everbridge Holdings, LLC	Delayed Draw Term Loan	07/02/2027	5,667	—
Everbridge Holdings, LLC	Revolver	07/02/2031	3,728	—
Express Wash Acquisition Company, LLC	Revolver	04/10/2031	335	(17)
FLS Holding, Inc.	Revolver	12/15/2028	28	(6)
FMG Suite Holdings, LLC	Delayed Draw Term Loan	09/09/2027	4,868	(73)
FMG Suite Holdings, LLC	Revolver	09/09/2032	2,921	(44)
FORTIS Solutions Group, LLC	Revolver	10/13/2028	532	(1)
FPG Intermediate Holdco, LLC	Delayed Draw Term Loan	07/26/2027	356	—
Fetch, Inc.	Delayed Draw Term Loan	10/02/2028	5,200	(53)
Fetch, Inc.	Revolver	03/31/2033	3,120	(31)
Firebird Acquisition Corp, Inc.	Delayed Draw Term Loan	01/31/2027	1,110	—
Firebird Acquisition Corp, Inc.	Revolver	02/02/2032	1,050	—
Formstack Acquisition, Co.	Revolver	03/28/2030	7,789	(56)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	02/26/2027	357	—
Foundation Risk Partners Corp.	Revolver	10/29/2029	2,447	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	08/09/2027	8,428	(141)
Fullsteam Operations, LLC	Revolver	08/08/2031	3,433	(57)
GC Waves Holdings, Inc.	Delayed Draw Term Loan	10/06/2027	13	—
GC Waves Holdings, Inc.	Revolver	10/04/2030	31	—
GS AcquisitionCo, Inc.	Revolver	05/25/2028	4	—
GTCR ABC Buyer, LLC	Delayed Draw Term Loan	04/14/2028	256	(3)
GTCR ABC Buyer, LLC	Revolver	04/14/2033	128	(1)
Galway Borrower, LLC	Delayed Draw Term Loan	02/07/2028	1,239	(7)
Galway Borrower, LLC	Revolver	09/29/2028	1,978	(11)
GarageCo Intermediate II, LLC	Delayed Draw Term Loan	08/02/2027	5,051	(63)
GarageCo Intermediate II, LLC	Revolver	07/30/2032	1,313	(16)
Gateway US Holdings, Inc.	Delayed Draw Term Loan	08/21/2028	998	(5)
Gateway US Holdings, Inc.	Delayed Draw Term Loan	08/21/2028	638	(8)
Gateway US Holdings, Inc.	Revolver	09/22/2028	484	(2)
Granicus, Inc.	Revolver	01/17/2031	8,771	—
Guidepoint Security Holdings, LLC	Delayed Draw Term Loan	10/04/2027	2,751	(1)
Guidepoint Security Holdings, LLC	Revolver	10/02/2029	4,657	(2)
HSI Halo Acquisition, Inc.	Revolver	06/28/2030	2,399	—
Heartland Veterinary Partners, LLC	Delayed Draw Term Loan	11/08/2027	1,536	—
Heartland Veterinary Partners, LLC	Delayed Draw Term Loan	11/08/2027	1,298	—
Heartland Veterinary Partners, LLC	Revolver	06/12/2028	1,298	—
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	12/10/2027	1,883	—
High Street Buyer, Inc.	Revolver	04/14/2028	825	(7)
Hootsuite, Inc.	Revolver	05/22/2030	1,848	(23)
Hyland Software, Inc.	Revolver	09/19/2029	3,376	—
IG Investment Holdings, LLC	Revolver	09/22/2028	3,224	—
IQN Holding Corp.	Revolver	05/02/2028	262	—
Icefall Parent, Inc.	Revolver	01/25/2030	681	—
Imagine 360, LLC	Revolver	10/02/2028	1,166	—
Inhabitiq, Inc.	Delayed Draw Term Loan	01/11/2027	4,784	(105)

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Inhabitiq, Inc.	Revolver	01/12/2032	2,990	(66)
Inszone Mid, LLC	Delayed Draw Term Loan	10/18/2027	1,359	(10)
Inszone Mid, LLC	Revolver	11/30/2029	3,226	(24)
Integrity Marketing Acquisition, LLC	Revolver	08/25/2028	1,097	—
Invictus Buyer, LLC	Revolver	06/03/2031	245	—
Iris Buyer, LLC	Revolver	10/02/2030	2,883	(29)
Iris Specialty Acquisition, LLC	Delayed Draw Term Loan	11/20/2028	4,511	(15)
Iris Specialty Acquisition, LLC	Revolver	11/22/2032	3,371	(11)
Jawbreaker Parent, Inc.	Delayed Draw Term Loan	01/30/2029	621	(9)
Jawbreaker Parent, Inc.	Revolver	01/31/2033	621	(9)
Jeppesen Holdings, LLC	Revolver	11/01/2032	1,394	(14)
Jonathan Acquisition Company	Revolver	05/11/2029	453	(3)
KENG Acquisition, Inc.	Revolver	08/01/2029	3,247	(65)
KWOR Acquisition, Inc.	Delayed Draw Term Loan	02/28/2027	3,019	—
KWOR Acquisition, Inc.	Revolver	02/28/2030	2,214	—
Kodiak Buyer, LLC	Delayed Draw Term Loan	07/26/2027	2,446	(12)
Kodiak Buyer, LLC	Revolver	07/23/2032	2,575	(12)
LHS Borrower, LLC (Leaf Home)	Revolver	09/04/2031	730	(31)
LJ Avalon Holdings, LLC	Delayed Draw Term Loan	02/17/2028	22	—
LJ Avalon Holdings, LLC	Revolver	02/01/2029	793	(8)
LeadVenture, Inc.	Delayed Draw Term Loan	06/23/2027	921	(38)
LeadVenture, Inc.	Revolver	06/23/2032	687	(29)
LegitScript, LLC	Revolver	06/24/2028	2,344	(29)
LogRhythm, Inc.	Revolver	07/02/2029	562	(104)
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	06/11/2027	353	(4)
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	12/11/2028	1,284	(13)
MAI Capital Management Intermediate, LLC	Revolver	08/29/2031	651	(7)
MHE Intermediate Holdings, LLC	Revolver	07/21/2027	429	(3)
MRI Software, LLC	Revolver	02/10/2028	3,855	(5)
Magneto Components Buyco, LLC	Revolver	12/05/2029	5,471	—
Majesco, Inc.	Revolver	01/07/2033	1,061	(8)
ManTech International CP	Revolver	09/14/2028	4,800	(24)
Merative, LP	Delayed Draw Term Loan	09/30/2027	3,365	—
Merative, LP	Revolver	09/30/2032	2,944	—
Mobile Communications America, Inc.	Delayed Draw Term Loan	06/23/2027	2,901	—
Mobile Communications America, Inc.	Revolver	10/16/2029	2,026	—
Model N, Inc.	Revolver	06/27/2031	2,896	(56)
Montana Buyer, Inc.	Revolver	07/22/2028	3,710	—
NDT Global Holding, Inc.	Delayed Draw Term Loan	06/04/2027	6,736	(51)
NDT Global Holding, Inc.	Revolver	06/04/2032	6,015	(45)
Nasuni Corporation	Revolver	09/10/2030	2,694	(31)
Netwrix Corporation And Concept Searching, Inc.	Revolver	06/11/2029	1,579	(24)
OEConnection, LLC	Delayed Draw Term Loan	12/26/2028	876	(18)
OEConnection, LLC	Revolver	12/23/2032	231	(5)
Oak Purchaser, Inc.	Delayed Draw Term Loan	08/30/2027	2,981	(52)

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Oak Purchaser, Inc.	Revolver	05/31/2028	1,511	(26)
One, Inc. Software Corporation	Delayed Draw Term Loan	12/06/2027	967	(15)
One, Inc. Software Corporation	Revolver	12/06/2032	387	(6)
Onit, Inc.	Delayed Draw Term Loan	01/27/2027	12,500	—
Onit, Inc.	Revolver	01/27/2032	4,166	—
Optimizely North America, Inc.	Revolver	10/30/2031	2,033	(102)
Orbcomm, Inc.	Delayed Draw Term Loan	04/27/2028	506	(5)
Orbcomm, Inc.	Revolver	04/27/2032	852	(9)
PMA Parent Holdings, LLC	Revolver	01/31/2031	398	(5)
PPT Purchaser, LLC	Delayed Draw Term Loan	12/23/2027	2,281	(18)
PPT Purchaser, LLC	Revolver	12/23/2032	1,700	(13)
Pacvue Intermediate, LLC	Revolver	10/19/2028	889	—
Pamlico Avant Holdings, LP	Revolver	12/31/2032	1,638	(12)
Pareto Health Intermediate Holdings, Inc.	Revolver	06/01/2029	9,920	(74)
Patriot Growth Insurance Services, LLC	Revolver	10/16/2028	394	(9)
PerkinElmer U.S., LLC	Delayed Draw Term Loan	10/25/2027	1,058	(5)
Pound Bidco, Inc.	Revolver	05/01/2029	125	(1)
Procure Acquireco, Inc. (Procure Analytics)	Delayed Draw Term Loan	10/31/2026	831	—
Procure Acquireco, Inc. (Procure Analytics)	Revolver	12/20/2028	952	—
Project Accelerate Parent, LLC	Revolver	02/24/2031	3,928	—
R1 Holdings, LLC	Revolver	12/29/2028	44	(4)
Railpros Parent, LLC	Delayed Draw Term Loan	05/24/2027	4,568	(11)
Railpros Parent, LLC	Revolver	05/24/2032	3,263	(8)
Randy's Holdings, Inc.	Delayed Draw Term Loan	12/20/2027	2,742	(27)
Randy's Holdings, Inc.	Revolver	11/01/2029	1,244	(12)
Raptor Merger Sub Debt, LLC	Delayed Draw Term Loan	03/10/2028	467	(2)
Raptor Merger Sub Debt, LLC	Revolver	04/01/2030	3,140	(13)
Raven Acquisition Holdings, LLC	Delayed Draw Term Loan	11/19/2026	333	(1)
Real Chemistry Intermediate III, Inc.	Delayed Draw Term Loan	10/11/2027	1,955	(29)
Real Chemistry Intermediate III, Inc.	Revolver	04/12/2032	4,250	(64)
Revalize, Inc.	Revolver	04/16/2029	429	(41)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	03/30/2027	11,563	—
Ridge Trail US Bidco, Inc.	Revolver	03/31/2031	4,478	—
Riskonnect Parent, LLC	Revolver	12/07/2028	3,455	(17)
Rivet Bidco Limited	Delayed Draw Term Loan	04/09/2029	501	(5)
Rivet Bidco Limited	Revolver	04/08/2032	134	(1)
Routeware, Inc.	Delayed Draw Term Loan	09/18/2031	1,584	(15)
Routeware, Inc.	Revolver	09/18/2031	511	(5)
Runway Bidco, LLC	Delayed Draw Term Loan	12/17/2026	4,486	(78)
Runway Bidco, LLC	Revolver	12/17/2031	2,243	(39)
SV Newco 2, Inc.	Delayed Draw Term Loan	03/22/2028	218	(1)
SV Newco 2, Inc.	Revolver	06/02/2031	2,673	(16)
Saturn Borrower, Inc.	Revolver	11/10/2028	1,967	(67)
Securonix, Inc.	Revolver	04/05/2029	3,001	(1,568)
Sherlock Buyer Corp.	Revolver	12/07/2029	2,978	(324)

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Smarsh, Inc.	Delayed Draw Term Loan	01/31/2027	834	(45)
Smarsh, Inc.	Delayed Draw Term Loan	01/31/2027	1,071	(58)
Smarsh, Inc.	Revolver	02/16/2029	814	(44)
Sonny's Enterprises, LLC	Revolver	08/05/2027	271	(6)
Spark Buyer, LLC	Revolver	10/15/2031	436	(41)
Specialty Pharma III, Inc.	Revolver	12/23/2032	478	(5)
Spectrum Automotive Holdings Corp.	Delayed Draw Term Loan	04/28/2027	2,025	—
Spectrum Automotive Holdings Corp.	Revolver	06/29/2027	378	—
Stepping Stones Healthcare Services, LLC	Revolver	01/05/2033	1,050	(6)
Superman Holdings, LLC	Revolver	08/29/2031	3,675	(28)
Surewerx Purchaser III, Inc.	Delayed Draw Term Loan	12/28/2026	225	—
Surewerx Purchaser III, Inc.	Revolver	12/28/2028	999	—
Suveto Buyer, LLC	Delayed Draw Term Loan	11/15/2026	366	—
Suveto Buyer, LLC	Revolver	09/09/2027	556	—
Sweep Purchaser, LLC	Revolver	06/30/2028	281	(1)
TA Polaris Buyer, Inc.	Delayed Draw Term Loan	12/12/2028	2,984	(94)
TA Polaris Buyer, Inc.	Revolver	12/13/2032	1,297	(41)
Tamarack Intermediate, LLC	Delayed Draw Term Loan	07/01/2027	1,790	(4)
Tamarack Intermediate, LLC	Revolver	03/12/2029	4,328	(11)
Tank Holding Corp.	Revolver	03/31/2028	1,541	(50)
Thrive Buyer, Inc. (Thrive Networks)	Revolver	02/02/2032	2,354	(135)
Tidi Legacy Products, Inc.	Revolver	12/19/2029	1,836	—
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2027	2,790	(103)
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2027	709	(39)
Transit Technologies, LLC	Revolver	08/20/2030	2,591	(96)
Trintech, Inc.	Delayed Draw Term Loan	01/28/2028	4,290	(86)
Trintech, Inc.	Revolver	01/28/2033	3,218	(65)
Triple Lift, Inc.	Revolver	05/05/2028	1,714	(51)
Trunk Acquisition, Inc.	Delayed Draw Term Loan	12/20/2026	326	—
Trunk Acquisition, Inc.	Revolver	02/19/2030	1,071	—
Two Six Labs, LLC	Revolver	08/20/2030	2,571	(10)
UHY Advisors, Inc.	Delayed Draw Term Loan	11/22/2026	855	(6)
UHY Advisors, Inc.	Revolver	11/21/2031	1,614	(12)
UpStack, Inc.	Delayed Draw Term Loan	08/23/2027	1,082	(16)
UpStack, Inc.	Delayed Draw Term Loan	09/04/2028	531	(3)
UpStack, Inc.	Revolver	08/25/2031	850	(13)
V Global Holdings, LLC	Revolver	01/02/2029	1,036	(79)
VRC Companies, LLC	Revolver	06/29/2027	817	(2)
Valkyrie Buyer, LLC	Revolver	05/06/2030	2,352	(23)
Vamos Bidco, Inc.	Delayed Draw Term Loan	01/30/2027	3,386	(59)
Vamos Bidco, Inc.	Revolver	01/30/2032	580	(10)
Vanco Payment Solutions, LLC	Revolver	12/01/2031	175	(3)
Vehlo Purchaser, LLC	Revolver	05/24/2028	360	(5)
Vensure Employer Services, Inc.	Delayed Draw Term Loan	03/06/2028	1,346	(7)
Vertex Service Partners, LLC	Delayed Draw Term Loan	10/01/2026	791	(83)

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Vertex Service Partners, LLC	Revolver	11/08/2030	181	(15)
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	05/03/2028	2,362	(23)
Vessco Midco Holdings, LLC	Revolver	07/24/2031	3,430	(33)
WIPFLI Advisory, LLC	Delayed Draw Term Loan	04/01/2028	2,219	(22)
WIPFLI Advisory, LLC	Revolver	10/01/2032	1,771	(18)
World Insurance Associates, LLC	Revolver	04/03/2030	922	(21)
YI, LLC	Revolver	12/03/2029	2,795	(4)
Zarya Intermediate, LLC	Revolver	07/01/2027	2,165	(24)
eShipping, LLC	Delayed Draw Term Loan	12/23/2027	1,075	(11)
eShipping, LLC	Revolver	12/23/2032	537	(5)
iCIMS, Inc.	Revolver	08/18/2028	338	(10)
mPulse Mobile, Inc.	Delayed Draw Term Loan	08/26/2027	2,788	(146)
mPulse Mobile, Inc.	Revolver	08/26/2032	4,183	(220)
Total First Lien Debt Unfunded Commitments			$610,119	$(8,726)
Total Unfunded Commitments			$610,119	$(8,726)

(18)	Non-income producing security.
(19)

As defined in the 1940 Act, the Company is deemed to be an "affiliated person" of the portfolio company as the Company owns, either directly or indirectly, 5% or more of the portfolio company's voting securities ("non-controlled affiliate"). Transactions related to investments in non-controlled affiliates as of September 30, 2026 were as follows:

	Fair Value as of December 31, 2025	Gross Additions (c)	Gross Reductions (d)	Net Change in Unrealized Gains (Losses)	Net Realized Gain (Loss)	Fair Value as of September 30, 2026	Interest, Dividend and Other Income
KWOR Acquisition, Inc. (a)	$20,956	$1,027	$(9,447)	$(4,364)	$—	$8,172	$886
Abracon Group Holding, LLC (b)	$—	$14,550	$(268)	$5,196	$—	$19,479	$329
Total	$20,956	$15,577	$(9,715)	$832	$—	$27,651	$1,215

(a) Inclusive of positions titled KWOR Intermediate I, Inc.

(b) Inclusive of positions titled Abracon TopCo, LLC.

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

(20)

As defined in the 1940 Act, the Company is deemed to be a "control person" of the portfolio company as the Company owns, either directly or indirectly, 25% or more of the portfolio company's voting securities ("controlled affiliate"). Transactions related to investments in controlled affiliates as of September 30, 2026 were as follows(1) :

	Fair Value as of December 31, 2025	Gross Additions (a)	Gross Reductions (b)	Net Change in Unrealized Gains (Losses)	Net Realized Gain (Loss)	Fair Value as of September 30, 2026	Interest, Dividend and Other Income
North Haven Keystone, LLC	$85,276	$72,394	$—	$(2,498)	$—	$155,172	$10,974
Total	$85,276	$72,394	$—	$(2,498)	$—	$155,172	$10,974

(1) Although the Company owns more than 25% of the voting securities of NH Keystone (as defined below), the Company does not believe that it has control over NH Keystone (other than for purposes of the 1940 Act). See Note 4 “Investments”.

North Haven Private Income Fund LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

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

Additional Information

Interest Rate Swaps(a)(b)(c)
Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Upfront Payments / Receipts	Change in Unrealized Appreciation (Depreciation)
SMBC Capital Markets, Inc.	Series A 2028 Notes	8.13%	S + 4.88%	03/16/2028	146,000	$(3,062)	—	$(2,585)
SMBC Capital Markets, Inc.	Series B 2028 Notes	8.88%	S + 5.56%	08/10/2028	128,000	(3,429)	—	(3,064)
SMBC Capital Markets, Inc.	Series C 2027 Notes	8.92%	S + 4.49%	03/01/2027	136,500	113	—	(1,368)
SMBC Capital Markets, Inc.	Series C 2029 Notes	9.07%	S + 4.77%	03/01/2029	163,500	(2,075)	—	(6,203)
MUFG Bank, Ltd.	Series D 2027 Notes	6.84%	S + 3.46%	08/05/2027	100,000	(935)	—	(932)
MUFG Bank, Ltd.	Series D 2029 Notes	6.91%	S + 3.48%	08/05/2029	200,000	(7,563)	—	(7,415)
Royal Bank of Canada	2028 Notes	5.38%	S + 2.06%	09/22/2028	300,000	(8,283)	—	(7,769)
MUFG Bank, Ltd.	2030 Notes	5.95%	S + 1.96%	02/01/2030	300,000	(7,809)	—	(7,809)
					1,474,000	$(33,043)	$—	$(37,145)

(a)
Contains a variable rate structure. Bears interest at a rate determined by SOFR (“S”).
(b)
Instrument is used in a hedge accounting relationship. The associated change in fair value is recorded along with the change in fair value of the hedging item within interest expense in the Consolidated Statements of Operations. For further details, see Note 2 “Summary of Significant Accounting Policies” and Note 6 “Debt.”
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

September 30, 2026

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

On July 15, 2024, the Company acquired SL Investment Corp. (“SLIC”) pursuant to that certain Agreement and Plan of Merger (the “SLIC Merger Agreement”), dated as of May 28, 2024, by and among SLIC, the Company, Cobalt Merger Sub, Inc. (“Cobalt Merger Sub”), a wholly-owned subsidiary of the Company, and the Adviser. Pursuant to the SLIC Merger Agreement, SLIC was merged with and into the Company in a two-step transaction with the Company as the surviving company (the “SLIC Acquisition”). See Note 11 “SLIC Acquisition.”

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

The Company has formed wholly owned subsidiaries for the purpose of holding certain investments in portfolio companies made by the Company. As of September 30, 2026, the Company’s wholly owned subsidiaries were formed as Delaware limited liability companies and included: PIF CA SPV LLC (“CA SPV”), NHPIF Equity Holdings SPV LLC (“Equity Holdings”), PIF Financing SPV LLC (“Financing SPV”), PIF Financing II SPV LLC (“Financing II SPV”), SLIC Financing SPV LLC (“SLIC Financing SPV”), SLIC Equity Holdings LLC (“SLIC Equity Holdings”), PIF Lending SPV LLC (“Lending SPV” and, collectively with CA SPV, Equity Holdings, Financing SPV, Financing II SPV, SLIC Financing SPV, and SLIC Equity Holdings the “subsidiaries”). The Company consolidates its wholly owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary’s formation. The Company does not consolidate its investment in North Haven Keystone LLC (“NH Keystone”). See Note 4 “Investments.”

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

Foreign Currency Translation

Investments denominated in foreign currencies are translated into U.S. Dollars based upon currency exchange rates effective on the last business day of the current reporting period. Net changes in fair value of investments due to foreign exchange rates fluctuation are recorded as changes in unrealized appreciation (depreciation) from translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations. Investment and non-investment activities denominated in foreign currencies, including purchase and sales of investments, borrowings and repayments of debt, income and expenses, are translated into U.S. dollars based upon currency exchange rates prevailing on the transaction dates.

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

As of September 30, 2026 and December 31, 2025, the Company had certain investments in nine and five portfolio companies that were on non-accrual status, respectively. The amortized cost of investments on non-accrual status as of September 30, 2026 and December 31, 2025 was $100,107 and $121,125, respectively.

Deferred Financing Costs and Debt Issuance Costs

The Company records upfront fees, legal and other direct costs incurred in connection with the Company’s issuance of revolving credit facilities (the “Deferred Financing Costs”). These costs are deferred and amortized over the life of the related revolving credit facilities using the straight-line method. Deferred Financing Costs related to revolving credit facilities are presented separately as an asset on the Company’s Consolidated Statements of Financial Condition. The amortization of such Deferred Financing Costs is presented on the Consolidated Statements of Operations as interest expense and other financing expenses.

The Company records costs related to the issuance of term debt obligations (the “Debt Issuance Costs”) on the consolidated financial statements. The costs, including upfront fees, legal and other direct costs incurred in connection with the issuance, are deferred and amortized over the life of the related term obligation using the straight-line method. The amortization of Debt Issuance Costs is presented on the Consolidated Statements of Operations as interest expense and other financing expenses. Any unamortized Debt Issuance Costs are presented as a reduction to the outstanding term debt principal amount on the Consolidated Statements of Financial Condition.

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

In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three and nine months ended September 30, 2026, the Company accrued $– and $102 of U.S. federal excise tax, respectively.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The disclosures required under the guidance can be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all periods presented in the financial statements. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statement disclosures.

In September 2026, the FASB issued ASU 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions (“ASU 2026-03”), which requires investment companies to consider the effect of contractual sale restrictions when measuring the fair value of equity securities subject to such restrictions. ASU 2026-03 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact that this guidance will have on its consolidated financial statement disclosures.

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

The Company pays the Investment Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee is ultimately borne by the unitholders.

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

For the three months ended September 30, 2026 and September 30, 2025, base management fees were $7,208, and $6,863, net of waiver, respectively. For the nine months ended September 30, 2026 and September 30, 2025, base management fees were $22,386, and $20,657, net of waiver, respectively. As of September 30, 2026 and December 31, 2025, $7,208 and $3,236, respectively, was payable to the Investment Adviser relating to base management fees.

For more information, see “Note 12. Subsequent Events.”

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

For the three months ended September 30, 2026 and September 30, 2025, income based incentive fees were $7,092 and $7,625, net of waiver, respectively. For the nine months ended September 30, 2026 and September 30, 2025, income based incentive fees were $22,198 and $23,183, net of waiver, respectively. As of September 30, 2026 and December 31, 2025, $7,092 and $4,176, respectively, was payable to the Investment Adviser relating to income-based incentive fees. Any income-based incentive fee waived is not subject to recoupment by the Adviser.

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

For the three and nine months ended September 30, 2026 and September 30, 2025, there were no capital gains incentive fees accrued to the Investment Adviser.

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

For the three months ended September 30, 2026 and September 30, 2025, the Company incurred $70 and $50, respectively, of expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations. For the nine months ended September 30, 2026 and September 30, 2025, the Company incurred $236 and $104, respectively, of expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations. Amounts unpaid and included in the payable to affiliates on the Consolidated Statements of Financial Condition as of September 30, 2026 and December 31, 2025 were $70 and $36, respectively.

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

For the three months ended September 30, 2026 and September 30, 2025, the Company incurred expenses of $6,601 and $7,240, respectively, under the MSDI Agreement, which were recorded in servicing fees on the Consolidated Statements of Operations. For the nine months ended September 30, 2026 and September 30, 2025, the Company incurred expenses of $20,730 and $21,787, respectively, under the MSDI Agreement, which were recorded in servicing fees on the Consolidated Statements of Operations. Amounts unpaid and included in the accrued expenses and other liabilities on the Consolidated Statements of Financial Condition as of September 30, 2026 and December 31, 2025 were $4,556 and $5,822, respectively.

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

For the three and nine months ended September 30, 2026 and September 30, 2025, the Company did not incur any organization costs, offering costs or expense support. For the three and nine months ended September 30, 2026 and September 30, 2025, the Investment Adviser did not recapture any previously waived amounts from the Company. As of September 30, 2026, the Company had reimbursed the Investment Adviser all organization and offering costs incurred and there were no organization and offering costs payable on the Consolidated Statements of Financial Condition.

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

The composition of the Company’s investment portfolio was as follows:

	September 30, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$5,651,706	$5,496,658	95.3%	$6,506,675	$6,424,695	97.1%
Second Lien Debt	14,246	14,671	0.3	31,045	32,023	0.5
Other Debt Investments	9,172	3,265	0.1	12,010	11,564	0.2
Equity	101,232	91,746	1.6	64,305	57,052	0.9
Investments in Joint Venture	157,832	155,172	2.7	85,438	85,276	1.3
Total	$5,934,188	$5,761,512	100.0%	$6,699,473	$6,610,610	100.0%

The industry composition of investments at fair value was as follows:

	September 30, 2026	December 31, 2025
Aerospace & Defense	1.0%	1.5%
Air Freight & Logistics (1)	—	0.8
Automobile Components	1.8	1.6
Automobiles	2.4	2.5
Banks	0.2	0.1
Beverages	0.2	0.2
Building Products	—	0.2
Capital Markets	0.1	0.1
Chemicals	1.3	1.1
Commercial Services & Supplies	8.5	7.5
Construction & Engineering	2.2	2.1
Consumer Staples Distribution & Retail	0.7	0.6
Containers & Packaging	1.2	1.1
Distributors	1.6	1.4
Diversified Consumer Services	4.9	5.2
Diversified Telecommunication Services	0.1	—
Electrical Equipment	0.4	0.5
Electronic Equipment, Instruments & Components	2.3	3.8
Entertainment	0.1	0.1
Financial Services	2.4	3.5
Food Products (1)	—	—
Ground Transportation	0.9	0.8
Health Care Equipment & Supplies	1.1	1.1
Health Care Providers & Services	6.8	6.3
Health Care Technology	1.4	1.8
Household Durables	—	0.1
Independent Power and Renewable Electricity Producers	0.1	0.1
Industrial Conglomerates	1.8	2.4
Insurance Services	9.8	9.5
Interactive Media & Services	0.9	0.8
Investments in Joint Ventures	2.7	1.3
IT Services	6.1	5.6
Leisure Products	0.1	0.1
Life Sciences Tools & Services	0.5	0.4
Machinery	1.6	1.7
Multi-Utilities	0.8	1.5
Pharmaceuticals	1.3	1.2
Professional Services	5.3	5.9
Real Estate Management & Development	2.6	2.4
Software	22.9	21.3
Specialty Retail	—	0.1
Textiles, Apparel & Luxury Goods	0.1	0.1
Trading Companies & Distributors	0.1	0.1
Transportation Infrastructure	0.7	0.7
Wireless Telecommunication Services	1.0	0.8
Total	100.0%	100.0%

(1) Rounds to 0.

The geographic composition of investments at cost and fair value was as follows:

	September 30, 2026				December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	% of Total Net Assets at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value	% of Total Net Assets at Fair Value
Australia	$63,824	$63,673	1.1%	2.2%	$64,182	$64,920	1.0%	1.9%
Canada	107,922	108,227	1.9	3.7	124,530	125,168	1.9	3.7
United Kingdom	49,202	47,540	0.8	1.6	49,100	49,673	0.8	1.5
United States	5,713,240	5,542,072	96.2	188.1	6,461,661	6,370,849	96.3	188.5
Total	$5,934,188	$5,761,512	100.0%	195.6%	$6,699,473	$6,610,610	100.0%	195.6%

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

As of September 30, 2026, the Company and the JV Partner made capital contributions of $157,832 and $23,668 in member's equity to NH Keystone.

The following table presents the selected consolidated statements of assets and liabilities information of NH Keystone as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026	As of December 31, 2025
Assets
Investments, at fair value (cost of $496,240 and $249,905)	$493,096	$249,685
Cash	11,064	10,976
Other assets	2,367	6,538
Total assets	506,527	267,199

Liabilities
Debt	311,500	153,000
Other liabilities	16,586	16,136
Total liabilities	$328,086	$169,136

Total Members' Equity	$178,441	$98,063

The following table presents the selected consolidated statements of operations information of NH Keystone for the three and nine months ended September 30, 2026:

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026
Income
Investment income	$8,907	$22,534
Expenses
Net operating expenses	3,816	9,866
Net investment income (loss)	$5,091	$12,668
Total net realized and unrealized gain (loss)	(692)	(2,920)
Net increase (decrease) in members' equity resulting from operations	$4,399	$9,748

Below is a summary of NH Keystone’s portfolio as of September 30, 2026:

As of September 30, 2026
Number of portfolio companies	90
Number of industries	26
Weighted average yield on total portfolio, at cost(1)	9.2%
Weighted average yield on total portfolio, at fair value(1)	9.3%
Average position size of investments (in millions)	$5.48

(1) Computed as (a) the annual stated spread, plus reference rate, as applicable, plus the annual accretion of discounts, as applicable on all investments of NH Keystone divided by (b) total investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented herein.

Consolidated Schedule of Investments as of September 30, 2026

Investments	Footnotes	Investment	Reference Rate and Spread(1)		Maturity Date	Par Amount / Shares	Cost	Fair Value	Percentage of Members' equity
Debt Investments - non-controlled/non-affiliated
Aerospace & Defense
AA&D Midco, Inc.	(3) (5)	First Lien Debt	S +	4.25%	11/29/2030	1,290	$1,278	$1,290	0.72%
AA&D Midco, Inc.	(3) (6)	First Lien Debt	S +	4.25%	11/29/2030	60	48	60	0.03
Two Six Labs, LLC	(3) (5)	First Lien Debt	S +	5.00%	8/20/2030	4,986	4,957	4,966	2.78
Two Six Labs, LLC	(3) (6)	First Lien Debt	S +	5.00%	8/20/2030	-	(9)	(4)	-
Zenith Acquisitionco, LLC	(4) (5)	First Lien Debt	S +	4.50%	1/13/2033	5,366	5,341	5,312	2.98
Zenith Acquisitionco, LLC	(4) (6)	First Lien Debt	S +	4.50%	1/13/2033	124	118	97	0.05
Zenith Acquisitionco, LLC	(4) (6)	First Lien Debt	S +	4.50%	1/13/2033	-	(5)	(10)	-
							11,728	11,711	6.56
Automobile Components
OEConnection, LLC	(3) (5)	First Lien Debt	S +	4.50%	12/23/2032	1,866	1,858	1,829	1.02
OEConnection, LLC	(3) (6)	First Lien Debt	S +	4.50%	12/23/2032	-	(2)	(22)	(0.01)
OEConnection, LLC	(3) (6)	First Lien Debt	S +	4.50%	12/23/2032	-	(1)	(6)	-
							1,855	1,801	1.01
Automobiles
COP Collisionright Parent, LLC	(2) (5)	First Lien Debt	S +	4.75%	1/29/2030	7,989	7,942	7,908	4.43
COP Collisionright Parent, LLC	(2) (5)	First Lien Debt	S +	4.75%	1/29/2030	1,929	1,904	1,900	1.07
COP Collisionright Parent, LLC	(2) (6)	First Lien Debt	S +	4.75%	1/29/2030	-	(6)	(10)	(0.01)
Vehlo Purchaser, LLC	(3) (5)	First Lien Debt	S +	5.25%	5/24/2028	9,348	9,332	9,207	5.16
Vehlo Purchaser, LLC	(3) (5)	First Lien Debt	S +	5.25%	5/24/2028	298	298	294	0.17
Vehlo Purchaser, LLC	(3) (6)	First Lien Debt	S +	5.25%	5/24/2028	-	(5)	(15)	(0.01)
							19,465	19,284	10.81
Banks
Computer Services, Inc.	(2) (5)	First Lien Debt	S +	4.50%	11/17/2031	2,689	2,677	2,649	1.48
Computer Services, Inc.	(2) (6)	First Lien Debt	S +	4.50%	11/17/2031	-	(3)	(19)	(0.01)
							2,674	2,630	1.47
Capital Markets
TS Imagine, Inc.	(3) (5)	First Lien Debt	S +	6.25%	6/12/2031	2,441	2,406	2,404	1.35
TS Imagine, Inc.	(3) (6)	First Lien Debt	S +	6.25%	6/12/2031	-	(2)	(5)	(0.01)
TS Imagine, Inc.	(3) (6)	First Lien Debt	S +	6.25%	6/12/2031	-	(4)	(4)	-
							2,400	2,395	1.34
Chemicals
Tank Holding Corp.	(3) (5)	First Lien Debt	S +	5.75%	3/31/2028	4,343	4,167	4,211	2.36
Tank Holding Corp.	(3) (5)	First Lien Debt	S +	5.75%	3/31/2028	489	470	476	0.27
Tank Holding Corp.	(3) (6)	First Lien Debt	P +	4.75%	3/31/2028	15	9	10	-
							4,646	4,697	2.63
Commercial Services & Supplies
Astra Service Partners, LLC	(3) (5)	First Lien Debt	S +	4.50%	11/26/2032	6,757	6,711	6,669	3.74
Astra Service Partners, LLC	(3) (5)	First Lien Debt	S +	4.75%	11/26/2032	1,151	1,140	1,140	0.64
Astra Service Partners, LLC	(3) (5)	First Lien Debt	S +	4.50%	11/26/2032	2,223	2,207	2,194	1.23
Astra Service Partners, LLC	(3) (6)	First Lien Debt	S +	4.75%	11/26/2032	-	(4)	(4)	-
AWP Group Holdings, Inc.	(2) (5)	First Lien Debt	S +	5.91% (incl. 3.28% PIK)	12/22/2032	6,201	6,114	6,107	3.42
AWP Group Holdings, Inc.	(6)	First Lien Debt	S +	5.25%	12/22/2032	250	238	237	0.13
Consor Intermediate II, LLC	(3)	First Lien Debt	S +	4.50%	5/12/2031	3,577	3,577	3,577	2.00
Consor Intermediate II, LLC	(3) (6)	First Lien Debt	S +	4.50%	5/12/2031	-	(1)	-	-
Consor Intermediate II, LLC	(3) (6)	First Lien Debt	S +	4.50%	5/12/2031	142	142	142	0.08
Hercules Borrower, LLC	(3) (5)	First Lien Debt	S +	4.75%	12/15/2028	6,930	6,930	6,878	3.85
HSI Halo Acquisition, Inc.	(3) (5)	First Lien Debt	S +	5.00%	6/30/2031	3,899	3,899	3,899	2.19
HSI Halo Acquisition, Inc.	(3) (5)	First Lien Debt	S +	5.00%	6/30/2031	468	468	468	0.26
HSI Halo Acquisition, Inc.	(3) (6)	First Lien Debt	S +	5.00%	6/28/2030	-	-	-	-
Vensure Employer Services, Inc.	(4) (5)	First Lien Debt	S +	5.00%	9/29/2031	4,734	4,676	4,708	2.64
Vensure Employer Services, Inc.	(4) (6)	First Lien Debt	S +	5.00%	9/29/2031	-	(3)	(1)	-

Consolidated Schedule of Investments as of September 30, 2026

Investments	Footnotes	Investment	Reference Rate and Spread(1)		Maturity Date	Par Amount / Shares	Cost	Fair Value	Percentage of Members' equity
VRC Companies, LLC	(2) (5)	First Lien Debt	S +	5.50%	6/29/2027	6,834	6,831	6,816	3.82
VRC Companies, LLC	(2) (5)	First Lien Debt	S +	5.50%	6/29/2027	2,515	2,512	2,509	1.41
VRC Companies, LLC	(2) (6)	First Lien Debt	S +	5.50%	6/29/2027	-	-	-	-
							45,437	45,339	25.41
Construction & Engineering
Arcoro Holdings Corp.	(2) (5)	First Lien Debt	S +	5.50%	3/28/2030	4,325	4,194	4,118	2.31
Arcoro Holdings Corp.	(2) (6)	First Lien Debt	S +	5.50%	3/28/2030	-	(20)	(32)	(0.02)
LJ Avalon Holdings, LLC	(2) (6)	First Lien Debt	S +	4.75%	2/1/2030	1,045	1,035	1,034	0.58
							5,209	5,120	2.87
Consumer Staples Distribution & Retail
PDI TA Holdings, Inc.	(3) (5)	First Lien Debt	S +	6.00% (incl. 2.50% PIK)	2/3/2031	6,479	6,479	6,062	3.40
PDI TA Holdings, Inc.	(3)	First Lien Debt	S +	5.50%	2/3/2031	538	538	503	0.28
							7,017	6,565	3.68
Distributors
PT Intermediate Holdings III, LLC	(3) (5)	First Lien Debt	S +	4.75%	4/9/2030	6,671	6,671	6,671	3.74
Diversified Consumer Services
Apex Service Partners, LLC	(2) (5)	First Lien Debt	S +	5.00%	10/24/2030	6,511	6,511	6,511	3.65
Apex Service Partners, LLC	(2) (6)	First Lien Debt	S +	5.00%	10/24/2029	-	-	-	-
EVDR Purchaser, Inc.	(3) (5)	First Lien Debt	S +	4.75%	2/14/2031	4,745	4,725	4,609	2.58
EVDR Purchaser, Inc.	(3) (6)	First Lien Debt	S +	4.75%	2/14/2031	527	527	503	0.28
Project Accelerate Parent, LLC	(3) (5)	First Lien Debt	S +	5.25%	2/24/2031	6,053	6,053	6,053	3.39
Project Accelerate Parent, LLC	(3) (6)	First Lien Debt	S +	5.25%	2/24/2031	-	-	-	-
Vertex Service Partners, LLC	(3) (5)	First Lien Debt	S +	6.00% (incl. 2.48% PIK)	11/8/2030	6,426	6,317	5,877	3.30
Vertex Service Partners, LLC	(3) (6)	First Lien Debt	S +	6.00% (incl. 2.48% PIK)	11/8/2030	505	496	460	0.26
							24,629	24,013	13.46
Diversified Telecommunication Services
Orbcomm, Inc.	(3) (5)	First Lien Debt	S +	5.25%	4/27/2032	11,413	11,305	11,299	6.33
Orbcomm, Inc.	(3) (6)	First Lien Debt	S +	5.25%	4/27/2032	546	536	530	0.30
Orbcomm, Inc.	(3) (6)	First Lien Debt	S +	5.25%	4/27/2032	130	112	111	0.06
Spectrotel MidCo II, LLC	(5)	First Lien Debt	S +	5.25%	9/26/2033	5,086	5,022	5,022	2.82
Spectrotel MidCo II, LLC	(6)	First Lien Debt	S +	5.25%	9/26/2033	-	(4)	(4)	-
Spectrotel MidCo II, LLC	(6)	First Lien Debt	S +	5.25%	9/26/2033	-	(12)	(12)	(0.01)
							16,959	16,946	9.50
Electronic Equipment, Instruments & Components
Infinite Bidco, LLC	(2) (5)	First Lien Debt	S +	6.25%	3/2/2028	4,987	4,987	4,987	2.79
Pamlico Avant Holdings, LP	(3) (5)	First Lien Debt	S +	4.25%	12/31/2032	6,135	6,079	6,089	3.41
Pamlico Avant Holdings, LP	(3) (6)	First Lien Debt	S +	4.25%	12/31/2032	-	(7)	(6)	-
							11,059	11,070	6.20
Financial Services
365 Retail Market, LLC	(3) (5)	First Lien Debt	S +	4.75%	5/6/2033	8,967	8,881	8,878	4.98
365 Retail Market, LLC	(3) (6)	First Lien Debt	S +	4.75%	5/6/2033	-	(3)	(6)	-
365 Retail Market, LLC	(3) (6)	First Lien Debt	S +	4.75%	5/6/2033	-	(10)	(11)	(0.01)
Cerity Partners, LLC	(3) (5)	First Lien Debt	S +	4.50%	7/28/2031	4,904	4,885	4,904	2.75
Cerity Partners, LLC	(3)	First Lien Debt	S +	4.50%	7/28/2031	818	808	818	0.46
Cerity Partners, LLC	(3) (6)	First Lien Debt	S +	4.50%	7/28/2031	159	158	159	0.09
GTCR ABC Buyer, LLC	(3) (5)	First Lien Debt	S +	4.50%	4/14/2033	3,538	3,505	3,503	1.96
GTCR ABC Buyer, LLC	(3) (6)	First Lien Debt	S +	4.50%	4/14/2033	-	(7)	(15)	(0.01)
GTCR ABC Buyer, LLC	(3) (6)	First Lien Debt	S +	4.50%	4/14/2033	-	(7)	(7)	-
SitusAMC Holdings Corporation	(3) (5)	First Lien Debt	S +	5.50%	5/14/2031	4,987	4,987	4,987	2.79
Steward Partners Global Advisory, LLC	(3) (5)	First Lien Debt	S +	4.75%	8/15/2033	2,832	2,804	2,804	1.57
Steward Partners Global Advisory, LLC	(3) (6)	First Lien Debt	S +	4.75%	8/15/2033	-	(7)	(7)	-
Steward Partners Global Advisory, LLC	(3) (6)	First Lien Debt	S +	4.75%	8/15/2033	-	(6)	(6)	-
Trintech, Inc.	(3) (5)	First Lien Debt	S +	4.75%	1/28/2033	4,723	4,679	4,628	2.59
Trintech, Inc.	(3) (6)	First Lien Debt	S +	4.75%	1/28/2033	-	(4)	(16)	(0.01)

Consolidated Schedule of Investments as of September 30, 2026

Investments	Footnotes	Investment	Reference Rate and Spread(1)		Maturity Date	Par Amount / Shares	Cost	Fair Value	Percentage of Members' equity
Trintech, Inc.	(3) (6)	First Lien Debt	S +	4.75%	1/28/2033	-	(5)	(12)	(0.01)
							30,658	30,601	17.15
Food Products
Envero Midco 2, LLC	(6)	First Lien Debt	E +	4.75%	9/1/2033	€578	661	650	0.36
Envero Midco 2, LLC	(6)	First Lien Debt	S +	4.75%	9/1/2033	2,023	2,003	2,003	1.12
Envero Midco 2, LLC	(6)	First Lien Debt	S +	4.75%	9/1/2033	-	(5)	(5)	-
Envero Midco 2, LLC	(6)	First Lien Debt	S +	4.75%	9/1/2033	-	(4)	(4)	-
							2,655	2,644	1.48
Ground Transportation
eShipping, LLC	(3) (5)	First Lien Debt	S +	4.25%	12/23/2032	4,251	4,231	4,208	2.36
eShipping, LLC	(3) (6)	First Lien Debt	S +	4.25%	12/23/2032	-	(4)	(16)	(0.01)
eShipping, LLC	(3) (6)	First Lien Debt	S +	4.25%	12/23/2032	-	(4)	(8)	-
SV Newco 2, Inc.	(3) (5) (6)	First Lien Debt	S +	5.00%	6/2/2031	5,605	5,592	5,572	3.12
SV Newco 2, Inc.	(3) (6)	First Lien Debt	S +	5.00%	6/2/2031	961	958	954	0.53
							10,773	10,710	6.00
Health Care Equipment & Supplies
CSHC Buyerco, LLC	(3) (5)	First Lien Debt	S +	5.00%	4/29/2033	10,357	10,258	10,254	5.75
CSHC Buyerco, LLC	(3) (6)	First Lien Debt	S +	5.00%	4/29/2033	898	883	876	0.49
CSHC Buyerco, LLC	(3) (6)	First Lien Debt	S +	5.00%	4/29/2033	-	(18)	(19)	(0.01)
							11,123	11,111	6.23
Health Care Providers & Services
Blue River PetCare, LLC	(5)	First Lien Debt	S +	5.00%	8/1/2029	803	803	797	0.45
Blue River PetCare, LLC	(6)	First Lien Debt	S +	5.00%	8/1/2029	-	(4)	(15)	(0.01)
Blue River PetCare, LLC	(6)	First Lien Debt	S +	5.00%	8/1/2029	-	(2)	(3)	-
Invictus Buyer, LLC	(3) (5)	First Lien Debt	S +	4.50%	6/3/2031	4,395	4,395	4,395	2.46
Invictus Buyer, LLC	(3) (5)	First Lien Debt	S +	4.50%	6/3/2031	1,859	1,850	1,859	1.04
Invictus Buyer, LLC	(3) (6)	First Lien Debt	S +	4.50%	6/3/2031	-	-	-	-
Pareto Health Intermediate Holdings, Inc.	(2) (5)	First Lien Debt	S +	5.00%	6/3/2030	14,752	14,677	14,640	8.21
Pareto Health Intermediate Holdings, Inc.	(2) (6)	First Lien Debt	S +	5.00%	6/1/2029	-	(6)	(12)	(0.01)
PPV Intermediate Holdings, LLC	(3) (5)	First Lien Debt	S +	5.75%	8/31/2029	6,929	6,929	6,825	3.83
Stepping Stones Healthcare Services, LLC	(3) (5)	First Lien Debt	S +	4.75%	1/5/2033	2,018	2,009	2,007	1.13
Stepping Stones Healthcare Services, LLC	(3) (6)	First Lien Debt	S +	4.75%	1/5/2033	-	(6)	(14)	(0.01)
Stepping Stones Healthcare Services, LLC	(3) (6)	First Lien Debt	S +	4.75%	1/5/2033	96	94	93	0.05
TA Polaris Buyer, Inc.	(4) (5)	First Lien Debt	S +	4.50%	12/13/2032	9,730	9,685	9,423	5.28
TA Polaris Buyer, Inc.	(4) (6)	First Lien Debt	S +	4.50%	12/13/2032	1,257	1,245	1,129	0.63
TA Polaris Buyer, Inc.	(4) (6)	First Lien Debt	S +	4.50%	12/13/2032	-	(5)	(38)	(0.02)
							41,664	41,086	23.03
Industrial Conglomerates
Aptean, Inc.	(3) (5)	First Lien Debt	S +	4.75%	1/30/2031	4,586	4,505	4,517	2.53
Aptean, Inc.	(3) (6)	First Lien Debt	S +	4.75%	1/30/2031	-	(1)	(1)	-
Aptean, Inc.	(3) (6)	First Lien Debt	S +	4.75%	1/30/2031	155	149	150	0.08
Velotic Borrower, LP	(3) (5)	First Lien Debt	S +	4.75%	3/2/2033	7,730	7,657	7,672	4.30
Velotic Borrower, LP	(3) (6)	First Lien Debt	S +	4.75%	3/2/2033	-	(13)	(10)	-
							12,297	12,328	6.91
Insurance Services
Fetch, Inc.	(3) (5)	First Lien Debt	S +	4.75%	3/31/2033	8,160	8,083	8,078	4.53
Fetch, Inc.	(3) (6)	First Lien Debt	S +	4.75%	3/31/2033	-	(11)	(24)	(0.01)
Fetch, Inc.	(3) (6)	First Lien Debt	S +	4.75%	3/31/2033	-	(13)	(14)	(0.01)
Foundation Risk Partners Corp.	(3) (5)	First Lien Debt	S +	4.75%	10/29/2030	2,946	2,946	2,946	1.65
Foundation Risk Partners Corp.	(3) (5) (6)	First Lien Debt	S +	4.75%	10/29/2030	1,640	1,640	1,640	0.92
Foundation Risk Partners Corp.	(3) (6)	First Lien Debt	S +	4.75%	10/29/2029	138	138	138	0.08
Galway Borrower, LLC	(3)	First Lien Debt	S +	4.50%	9/29/2028	4,108	4,108	4,085	2.29
Galway Borrower, LLC	(3) (6)	First Lien Debt	S +	4.50%	9/29/2028	32	32	31	0.02
Higginbotham Insurance Agency, Inc.	(2) (5)	First Lien Debt	S +	4.50%	6/11/2031	3,968	3,968	3,968	2.22
Higginbotham Insurance Agency, Inc.	(2) (5)	First Lien Debt	S +	4.50%	6/11/2031	789	789	789	0.44

Consolidated Schedule of Investments as of September 30, 2026

Investments	Footnotes	Investment	Reference Rate and Spread(1)		Maturity Date	Par Amount / Shares	Cost	Fair Value	Percentage of Members' equity
High Street Buyer, Inc.	(3) (5)	First Lien Debt	S +	4.50%	4/14/2028	6,839	6,839	6,784	3.80
High Street Buyer, Inc.	(3) (6)	First Lien Debt	S +	4.50%	4/14/2028	-	-	(1)	-
Inszone Mid, LLC	(2) (5)	First Lien Debt	S +	5.50%	11/30/2029	1,326	1,317	1,316	0.74
Inszone Mid, LLC	(2) (5) (6)	First Lien Debt	S +	5.50%	11/30/2029	3,167	3,143	3,143	1.76
Inszone Mid, LLC	(2) (6)	First Lien Debt	S +	5.50%	11/30/2029	-	(3)	(3)	-
Iris Specialty Acquisition, LLC	(4) (5)	First Lien Debt	S +	4.50%	11/22/2032	8,824	8,784	8,795	4.93
Iris Specialty Acquisition, LLC	(4) (6)	First Lien Debt	S +	4.50%	11/22/2032	134	130	129	0.07
Iris Specialty Acquisition, LLC	(4) (6)	First Lien Debt	S +	4.50%	11/22/2032	297	292	293	0.16
Majesco, Inc.	(4) (5)	First Lien Debt	S +	4.25%	1/7/2033	6,186	6,172	6,140	3.44
Majesco, Inc.	(4) (6)	First Lien Debt	S +	4.25%	1/7/2033	-	(1)	(4)	-
One, Inc. Software Corporation	(3) (5)	First Lien Debt	S +	4.25%	12/6/2032	7,745	7,674	7,629	4.28
One, Inc. Software Corporation	(3) (6)	First Lien Debt	S +	4.25%	12/6/2032	-	(7)	(22)	(0.01)
One, Inc. Software Corporation	(3) (6)	First Lien Debt	S +	4.25%	12/6/2032	-	(5)	(9)	(0.01)
Patriot Growth Insurance Services, LLC	(3) (5)	First Lien Debt	S +	5.00%	10/16/2028	6,855	6,855	6,700	3.75
Patriot Growth Insurance Services, LLC	(3) (6)	First Lien Debt	S +	5.00%	10/16/2028	-	-	(2)	-
World Insurance Associates, LLC	(2) (5)	First Lien Debt	S +	5.00%	4/3/2030	4,939	4,915	4,826	2.70
World Insurance Associates, LLC	(2) (6)	First Lien Debt	S +	5.00%	4/3/2030	-	-	(1)	-
							67,785	67,350	37.74
IT Services
Bridgepointe Technologies, LLC	(3) (5)	First Lien Debt	S +	4.75%	4/18/2033	7,886	7,811	7,826	4.39
Bridgepointe Technologies, LLC	(3) (6)	First Lien Debt	S +	4.75%	4/18/2033	555	537	531	0.30
Bridgepointe Technologies, LLC	(3) (6)	First Lien Debt	S +	4.75%	4/18/2033	-	(10)	(8)	(0.01)
Catalis Intermediate, Inc.	(3) (5)	First Lien Debt	S +	5.50%	2/4/2028	3,723	3,704	3,710	2.08
Catalis Intermediate, Inc.	(3) (5)	First Lien Debt	S +	5.50%	2/4/2028	838	833	835	0.47
Catalis Intermediate, Inc.	(3) (6)	First Lien Debt	S +	5.50%	2/4/2028	-	(2)	(2)	-
Cyber US Bidco, LLC	(3) (5)	First Lien Debt	S +	4.75%	12/30/2032	5,038	4,992	4,960	2.78
Cyber US Bidco, LLC	(3) (6)	First Lien Debt	S +	4.75%	12/30/2032	-	(4)	(15)	(0.01)
Cyber US Bidco, LLC	(3) (6)	First Lien Debt	S +	4.75%	12/30/2032	-	(4)	(7)	-
GI DI Cornfield Acquisition, LLC	(5)	First Lien Debt	S +	4.50%	3/9/2029	1,924	1,908	1,919	1.07
GI DI Cornfield Acquisition, LLC	(6)	First Lien Debt	S +	4.50%	3/9/2029	-	(16)	(9)	(0.01)
Redwood Services Group, LLC	(3) (5)	First Lien Debt	S +	5.00%	6/15/2029	6,933	6,903	6,881	3.86
Syntax Systems, Ltd.	(3) (5)	First Lien Debt	S +	4.75%	10/27/2028	4,985	4,976	4,980	2.79
							31,628	31,601	17.71
Pharmaceuticals
Specialty Pharma III, Inc.	(4) (5)	First Lien Debt	S +	4.50%	12/23/2032	5,559	5,533	5,503	3.08
Specialty Pharma III, Inc.	(4) (6)	First Lien Debt	S +	4.50%	12/23/2032	-	(3)	(7)	-
							5,530	5,496	3.08
Professional Services
Accordion Partners, LLC	(3) (5)	First Lien Debt	S +	5.00%	11/17/2031	6,004	5,991	5,938	3.33
Accordion Partners, LLC	(3) (6)	First Lien Debt	S +	5.00%	11/17/2031	1,063	1,051	1,014	0.57
Accordion Partners, LLC	(3) (6)	First Lien Debt	S +	5.00%	11/17/2031	-	(3)	(8)	(0.01)
Aprio Advisory Group, LLC	(3) (6)	First Lien Debt	S +	4.75%	8/1/2031	397	374	397	0.22
Aprio Advisory Group, LLC	(3) (6)	First Lien Debt	S +	4.75%	8/1/2031	-	(4)	-	-
Bullhorn, Inc.	(2) (5)	First Lien Debt	S +	5.00%	10/1/2029	2,091	2,076	2,079	1.16
Bullhorn, Inc.	(2) (5)	First Lien Debt	S +	5.00%	10/1/2029	2,664	2,647	2,650	1.48
Bullhorn, Inc.	(2) (6)	First Lien Debt	S +	5.00%	10/1/2029	32	31	31	0.02
Consertus, Inc.	(2) (5)	First Lien Debt	S +	5.75%	8/1/2031	1,030	1,015	1,015	0.57
Consertus, Inc.	(2) (6)	First Lien Debt	S +	5.75%	8/1/2031	938	903	903	0.51
Crowe Advisory, LLC	(3) (5)	First Lien Debt	S +	5.50%	8/8/2033	4,179	4,138	4,138	2.32
Crowe Advisory, LLC	(3) (6)	First Lien Debt	S +	5.50%	8/8/2033	-	(4)	(4)	-
Crowe Advisory, LLC	(3) (6)	First Lien Debt	S +	5.50%	8/9/2032	-	(4)	(4)	-
IG Investment Holdings, LLC	(3) (5)	First Lien Debt	S +	5.00%	9/22/2028	4,477	4,477	4,477	2.51
IG Investment Holdings, LLC	(3) (6)	First Lien Debt	S +	5.00%	9/22/2028	-	-	-	-
IQN Holding Corp.	(3) (5)	First Lien Debt	S +	5.25%	5/2/2029	3,543	3,543	3,543	1.99
IQN Holding Corp.	(3) (5)	First Lien Debt	S +	5.25%	5/2/2029	1,168	1,168	1,168	0.65

Consolidated Schedule of Investments as of September 30, 2026

Investments	Footnotes	Investment	Reference Rate and Spread(1)		Maturity Date	Par Amount / Shares	Cost	Fair Value	Percentage of Members' equity
IQN Holding Corp.	(3) (6)	First Lien Debt	S +	5.25%	5/2/2028	173	173	173	0.10
KENG Acquisition, Inc.	(2) (5)	First Lien Debt	S +	4.50%	8/1/2029	2,157	2,125	2,113	1.18
KENG Acquisition, Inc.	(2) (5)	First Lien Debt	S +	4.50%	8/1/2029	2,027	1,997	1,986	1.11
KENG Acquisition, Inc.	(2) (6)	First Lien Debt	S +	4.50%	8/1/2029	-	(12)	(16)	(0.01)
Valkyrie Buyer, LLC	(3) (5)	First Lien Debt	S +	5.50%	5/6/2031	4,555	4,443	4,510	2.53
Valkyrie Buyer, LLC	(3) (6)	First Lien Debt	S +	5.50%	5/6/2031	2,669	2,643	2,638	1.48
Valkyrie Buyer, LLC	(3) (6)	First Lien Debt	S +	5.50%	5/6/2030	52	36	41	0.02
							38,804	38,782	21.73
Real Estate Management & Development
Associations, Inc.	(2) (5)	First Lien Debt	S +	6.50%	7/3/2028	4,369	4,369	4,369	2.45
Associations, Inc.	(2) (5) (6)	First Lien Debt	S +	6.50%	7/3/2028	198	198	198	0.11
Associations, Inc.	(2) (6)	First Lien Debt	S +	6.50%	7/3/2028	-	-	-	-
MRI Software, LLC	(2) (5)	First Lien Debt	S +	4.75%	2/10/2028	4,188	4,180	4,182	2.34
MRI Software, LLC	(2) (5)	First Lien Debt	S +	4.75%	2/10/2028	459	458	459	0.26
MRI Software, LLC	(2) (6)	First Lien Debt	S +	4.75%	2/10/2028	85	84	85	0.05
Vacation Rental Brands, LLC	(5)	First Lien Debt	S +	5.00%	5/6/2032	2,591	2,540	2,540	1.42
Vacation Rental Brands, LLC	(6)	First Lien Debt	S +	5.00%	5/6/2032	-	(26)	(26)	(0.01)
							11,803	11,807	6.62
Software
Appfire Technologies, LLC	(2) (5)	First Lien Debt	S +	4.75%	3/9/2028	4,766	4,759	4,756	2.66
Appfire Technologies, LLC	(2) (6)	First Lien Debt	S +	4.75%	3/9/2028	-	-	-	-
Archduke Buyer, Inc.	(4) (5)	First Lien Debt	S +	5.50%	12/3/2032	5,688	5,635	5,676	3.18
Archduke Buyer, Inc.	(4) (6)	First Lien Debt	S +	5.50%	12/3/2032	-	(4)	(1)	-
AuditBoard, Inc.	(3)	First Lien Debt	S +	5.50% (incl. 3.00% PIK)	7/14/2031	3,455	3,432	3,415	1.91
Banyan Software Holdings, LLC	(2) (5)	First Lien Debt	S +	5.50%	1/2/2031	2,346	2,317	2,317	1.30
Banyan Software Holdings, LLC	(2) (5) (6)	First Lien Debt	S +	5.50%	1/2/2031	1,979	1,951	1,938	1.09
Banyan Software Holdings, LLC	(2) (6)	First Lien Debt	S +	5.50%	1/2/2031	-	(3)	(3)	-
Coupa Holdings, LLC	(3) (5)	First Lien Debt	S +	5.25%	2/27/2030	4,648	4,648	4,648	2.60
Coupa Holdings, LLC	(3) (5)	First Lien Debt	S +	5.25%	2/27/2030	192	192	192	0.11
Coupa Holdings, LLC	(3) (6)	First Lien Debt	S +	5.25%	2/27/2029	98	98	98	0.05
Everbridge Holdings, LLC	(3) (5)	First Lien Debt	S +	5.00%	7/2/2031	4,871	4,871	4,871	2.73
Everbridge Holdings, LLC	(3) (5) (6)	First Lien Debt	S +	5.00%	7/2/2031	573	573	573	0.32
Everbridge Holdings, LLC	(2) (6)	First Lien Debt	S +	5.00%	7/2/2031	-	-	-	-
Formstack Acquisition, Co.	(2) (5)	First Lien Debt	S +	5.00%	3/28/2030	3,838	3,802	3,810	2.13
Formstack Acquisition, Co.	(2) (5)	First Lien Debt	S +	5.00%	3/28/2030	372	368	369	0.21
Formstack Acquisition, Co.	(2) (6)	First Lien Debt	S +	5.00%	3/28/2030	164	157	158	0.09
Jawbreaker Parent, Inc.	(4) (5)	First Lien Debt	S +	4.75%	1/31/2033	9,889	9,798	9,741	5.46
Jawbreaker Parent, Inc.	(4) (6)	First Lien Debt	S +	4.75%	1/31/2033	-	(6)	(19)	(0.01)
Jawbreaker Parent, Inc.	(4) (6)	First Lien Debt	S +	4.75%	1/31/2033	-	(12)	(19)	(0.01)
Onit, Inc.	(3) (5)	First Lien Debt	S +	4.75%	1/27/2032	3,137	3,137	3,137	1.76
Onit, Inc.	(3) (6)	First Lien Debt	S +	4.75%	1/27/2032	-	-	-	-
Onit, Inc.	(3) (6)	First Lien Debt	S +	4.75%	1/27/2032	-	-	-	-
Optimizely North America, Inc.	(3) (5)	First Lien Debt	S +	5.50% (incl. 2.5% PIK)	10/30/2031	6,371	6,289	6,053	3.39
Optimizely North America, Inc.	(3) (6)	First Lien Debt	S +	5.50% (incl. 2.5% PIK)	10/30/2031	-	(8)	(32)	(0.02)
Riskonnect Parent, LLC	(3) (5)	First Lien Debt	S +	4.75%	12/7/2028	6,071	6,071	6,041	3.38
Riskonnect Parent, LLC	(3) (6)	First Lien Debt	S +	4.75%	12/7/2028	60	60	58	0.03
Rivet Bidco Limited	(4) (5)	First Lien Debt	S +	4.50%	4/8/2032	3,165	3,135	3,133	1.76
Rivet Bidco Limited	(4) (6)	First Lien Debt	S +	4.50%	4/8/2032	-	(11)	(25)	(0.01)
Rivet Bidco Limited	(4) (6)	First Lien Debt	S +	4.50%	4/8/2032	-	(6)	(7)	-
Vanco Payment Solutions, LLC	(3) (5)	First Lien Debt	S +	4.75%	12/1/2031	4,939	4,895	4,853	2.72
Vanco Payment Solutions, LLC	(3) (6)	First Lien Debt	S +	4.75%	12/1/2031	-	(2)	(5)	-
							66,136	65,726	36.83
Transportation Infrastructure
Jeppesen Holdings, LLC	(4) (5)	First Lien Debt	S +	4.75%	11/1/2032	4,762	4,715	4,714	2.64
Jeppesen Holdings, LLC	(4) (6)	First Lien Debt	S +	4.75%	11/1/2032	-	(2)	(2)	-

Consolidated Schedule of Investments as of September 30, 2026

Investments	Footnotes	Investment	Reference Rate and Spread(1)	Maturity Date	Par Amount / Shares	Cost	Fair Value	Percentage of Members' equity
						4,713	4,712	2.64
Total First Lien Debt						$495,318	$492,196	275.83%
Total Debt Investments						$495,318	$492,196	275.83%

Investments	Footnotes	Investment	Reference Rate and Spread	Maturity Date	Par Amount / Shares	Cost	Fair Value	Percentage of Members' equity
Equity Investments - non-controlled/non-affiliated
Financial Services
GTCR ABC Holdings, LLC		Preferred Equity			600	622	600	0.34
GTCR ABC Holdings, LLC		Common Equity			599,401	-	-	-
National CPMA, LLC (Consertus)		Common Equity			19,868	300	300	0.17
Total Equity Investments						$922	$900	0.51%
Total Portfolio Investments						$496,240	$493,096	276.34%

(1)

Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either CORRA (“C”) or EURIBOR (“E”) or SOFR (“S”) or SONIA (“SA”) or an alternative base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2026. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2026. As of September 30, 2026, the reference rates for our variable rate loans were the 1-month C at 2.31%, 3-month C at 2.43%,1-month E at 2.50%, 3-month E at 2.62%, 1-month S at 3.91%, 3-month S at 4.08%, 6-month S at 4.27%, SA at 3.73% and the P at 7.00%.

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
•
With respect to each portfolio company or investment for which market quotations are not readily available, the Valuation Designee will engage one or more Valuation Firms to provide preliminary independent valuations of the investments to the Valuation Designee. The Valuation Firms independently value such investments using quantitative and qualitative information according to the valuation methodologies in the Investment Adviser’s valuation policy;
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

The Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.

The following tables present the fair value hierarchy of the investments as of:

	September 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$328,186	$5,168,472	$5,496,658	$—	$530,125	$5,894,570	$6,424,695
Second Lien Debt	—	13,366	1,305	14,671	—	15,887	16,136	32,023
Other Debt Investments	—	—	3,265	3,265	—	—	11,564	11,564
Equity	—	2,039	89,707	91,746	—	2,037	55,015	57,052
Total Investments	$—	$343,591	$5,262,749	$5,606,340	$—	$548,049	$5,977,285	$6,525,334
Investment measured at net asset value(1)				$155,172				$85,276
Total Investments				$5,761,512				$6,610,610
Cash and cash equivalents	$158,766	$—	$—	$158,766	$199,865	$—	$—	$199,865
Unaffiliated money market	$38,367	$—	$—	$38,367	$38,403	$—	$—	$38,403

(1) The Company, as a practical expedient, estimates the fair value of its investment in NH Keystone, LLC using the net asset value of the Company’s members’ interest in the entity. As such, the fair value has not been classified within the fair value hierarchy.

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended September 30, 2026:

	First Lien Debt	Second Lien Debt	Other Debt	Equity	Total Investments
Fair value, beginning of period	$5,390,820	$6,648	$6,587	$82,768	$5,486,823
Purchases of investments (1)	63,984	—	—	180	64,164
Proceeds from principal repayments and sales of investments (2)	(250,642)	(4,884)	—	(389)	(255,915)
Accretion of discount/amortization of premium	4,869	—	—	—	4,869
Payment-in-kind	4,947	21	158	1,565	6,691
Net change in unrealized appreciation (depreciation)	(45,427)	(231)	(3,480)	5,578	(43,560)
Net realized gains (losses)	(79)	—	—	5	(74)
Transfers into/(out) of Level 3 (3)	—	(249)	—	—	(249)
Fair value, end of period	$5,168,472	$1,305	$3,265	$89,707	$5,262,749

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2026	$(45,301)	$(231)	$(3,480)	$5,578	$(43,434)

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

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the nine months ended September 30, 2026:

	First Lien Debt	Second Lien Debt	Other Debt	Equity	Total Investments
Fair value, beginning of period	$5,894,570	$16,136	$11,564	$55,015	$5,977,285
Purchases of investments (1)	452,670	—	—	30,669	483,339
Proceeds from principal repayments and sales of investments (2)	(1,134,407)	(14,145)	(3,254)	(1,561)	(1,153,367)
Accretion of discount/amortization of premium	16,538	—	55	—	16,593
Payment-in-kind	14,102	260	725	7,793	22,880
Net change in unrealized appreciation (depreciation)	(77,782)	(697)	(5,460)	(2,233)	(86,172)
Net realized gains (losses)	(55,323)	—	(365)	24	(55,664)
Transfers into/(out) of Level 3 (3)	58,104	(249)	—	—	57,855
Fair value, end of period	$5,168,472	$1,305	$3,265	$89,707	$5,262,749

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2026	$(75,054)	$(697)	$(5,460)	$(2,233)	$(83,444)

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

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended September 30, 2025:

	First Lien Debt	Second Lien Debt	Other Securities	Equity	Total Investments
Fair value, beginning of period	$5,828,001	$15,701	$11,058	$52,782	$5,907,542
Purchases of investments (1)	410,049	—	—	3,298	413,347
Proceeds from principal repayments and sales of investments (2)	(262,276)	—	—	(1,249)	(263,525)
Accretion of discount/amortization of premium	6,159	—	18	-	6,177
Payment-in-kind	3,401	203	290	259	4,153
Net change in unrealized appreciation (depreciation)	(6,683)	3	(53)	(1,156)	(7,889)
Net realized gains (losses)	(5,510)	—	—	154	(5,356)
Transfers into/(out) of Level 3 (3)	-	—	—	—	—
Fair value, end of period	$5,973,141	$15,907	$11,313	$54,088	$6,054,449

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2025	(6,104)	3	(53)	(1,157)	(7,311)

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

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the nine months ended September 30, 2025:

	First Lien Debt	Second Lien Debt	Other Securities	Equity	Total Investments
Fair value, beginning of period	$5,442,166	$2,112	$6,520	$55,995	$5,506,793
Purchases of investments (1)	1,310,264	13,407	4,468	7,584	1,335,723
Proceeds from principal repayments and sales of investments (2)	(778,133)	—	—	(9,722)	(787,855)
Accretion of discount/amortization of premium	17,517	1	81	-	17,599
Payment-in-kind	14,266	414	696	1,225	16,601
Net change in unrealized appreciation (depreciation)	(22,568)	(27)	(452)	(4,267)	(27,314)
Net realized gains (losses)	(12,440)	—	—	3,273	(9,167)
Transfers into/(out) of Level 3 (3)	2,069	—	—	—	2,069
Fair value, end of period	$5,973,141	$15,907	$11,313	$54,088	$6,054,449

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2025	(20,134)	(27)	(452)	(4,162)	(24,775)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of September 30, 2026 and December 31, 2025, respectively. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	September 30, 2026
	Fair	Valuation	Significant Unobservable	Range (1)		Weighted
	Value	Technique (2)	Input	Low	High	Average (3)
Investments in first lien debt	$5,013,250	Yield Analysis	Discount Rate	8.81%	25.58%	10.57%
	124,989	Market Approach	EBITDA Multiple	6.25x	11.00x	8.83x
	30,233	Income Approach	Revenue Multiple	0.29x	21.53x	1.91x
Investments in second lien debt	1,190	Yield Analysis	Discount Rate			13.80%
	115	Market Approach	EBITDA Multiple			9.75x
Other debt	3,265	Market Approach	EBITDA Multiple			6.25x
Preferred equity	26,840	Income Approach	Discount Rate	9.66%	27.34%	15.33%
	27,170	Market Approach	EBITDA Multiple	6.25x	16.50x	9.58x
Common equity	4,545	Market Approach	Revenue Multiple	0.29x	20.25x	19.77x
	30,972	Market Approach	EBITDA Multiple	2.70x	17.50x	10.90x
	180	Income Approach	Discount Rate			10.60%
Total Investments	$5,262,749

(1)
For an asset category that contains a single investment, the range is not included.
(2)
During the nine months ended September 30, 2026, seven debt investments with a combined fair value of $156.5 million transitioned from a yield analysis to a market approach using an EBITDA multiple. Two debt investments with a combined fair value of $24.1 million transitioned from a yield analysis to a market approach using a revenue multiple. Two debt investments with a combined fair value of $6.8 million transitioned from a market approach using an EBITDA multiple to a market approach using a revenue multiple. Six equity investments with a combined fair value of $14.4 million transitioned from a yield analysis to a market approach using an EBITDA multiple. Two equity investments with a combined fair value of $0.3 million transitioned from a market approach using an EBITDA multiple to a market approach using a revenue multiple. One equity investment with a fair value of $8.6 million transitioned from a market approach using an EBITDA multiple to a yield analysis.
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

Financial instruments disclosed but not carried at fair value

The Company’s debt, including its credit facilities, is presented at carrying value on the Consolidated Statements of Financial Condition. The fair value of the Company’s credit facilities and unsecured notes are estimated in accordance with the Company’s valuation policy. The carrying value and fair value of the Company’s debt were as follows:

	September 30, 2026			December 31, 2025
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
ING Facility	3	$15,160	$15,160	$254,537	$254,537
Wells Funding Facility	3	367,250	367,250	497,250	497,250
CBNA Funding Facility	3	225,000	225,000	225,000	225,000
JPM Funding Facility	3	803,073	803,073	744,073	744,073
Series A 2028 Notes(1)(6)	3	142,988	143,455	145,151	146,080
Series B 2026 Notes(2)(6)	3	—	—	106,745	106,683
Series B 2028 Notes(2)(6)	3	124,514	125,066	127,227	128,152
Series C 2027 Notes(3)(6)	3	136,359	136,550	135,966	137,638
Series C 2029 Notes(3)(6)	3	160,735	161,568	162,425	167,204
Series D 2027 Notes(4)(6)	3	98,990	99,321	99,390	100,272
Series D 2029 Notes(4)(6)	3	191,949	193,257	198,349	200,709
2030 Notes(5)	3	287,960	290,484	294,837	294,837
2028 Notes(7)	3	287,849	290,401	294,582	294,080
Total		$2,841,827	$2,850,585	$3,285,532	$3,296,515

(1)
The carrying value of the Company’s Series A 2028 Notes (as defined below) was presented net of unamortized debt issuance costs of $467, as of September 30, 2026, and $849, as of December 31, 2025.
(2)
The carrying value of the Company’s Series B 2026 Notes and Series B 2028 Notes (each as defined below) was presented net of unamortized debt issuance costs of $- and $552, respectively, as of September 30, 2026, and $255 and $773, respectively, as of December 31, 2025.
(3)
The carrying value of the Company’s Series C 2027 Notes and Series C 2029 Notes (each as defined below) was presented net of unamortized debt issuance costs of $191 and $832, respectively, as of September 30, 2026, and $534 and $1,075, respectively, as of December 31, 2025.
(4)
The carrying value of the Company’s Series D 2027 Notes and Series D 2029 Notes (each as defined below) was presented net of unamortized debt issuance costs of $332 and $1,308, respectively, as of September 30, 2026, and $610 and $1,651, respectively, as of December 31, 2025.
(5)
The carrying value of the Company’s 2030 Notes (as defined below) was presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance cost on the Consolidated Statements of Financial Condition of $2,524, as of September 30, 2026, and $3,080 as of December 31, 2025. The carrying value of the Company’s 2030 Notes was presented net of unamortized original issue discount of $1,702, as of September 30, 2026, and $2,083 as of December 31, 2025.
(6)
Inclusive of change in fair market value of effective hedge.
(7)
The carrying value of the Company’s 2028 Notes (as defined below) was presented net of unamortized debt issuance costs and unamortized original issue discount of $2,552, and $1,401, respectively, as of September 30, 2026 and $3,488 and $1,930, respectively, as of December 31, 2025.

The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.

(6) DEBT

The Company’s outstanding debt obligations were as follows:

	September 30, 2026			December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
ING Facility(1)	$1,350,000	$15,160	$1,334,227	$1,350,000	$254,537	$1,094,850
Wells Funding Facility	900,000	367,250	532,750	900,000	497,250	402,750
CBNA Funding Facility	375,000	225,000	150,000	375,000	225,000	150,000
JPM Funding Facility	1,200,000	803,073	396,927	1,200,000	744,073	455,927
Series A 2028 Notes(2)	146,000	146,000	—	146,000	146,000	—
Series B 2026 Notes(3)	—	—	—	107,000	107,000	—
Series B 2028 Notes(3)	128,000	128,000	—	128,000	128,000	—
Series C 2027 Notes(4)	136,500	136,500	—	136,500	136,500	—
Series C 2029 Notes(4)	163,500	163,500	—	163,500	163,500	—
Series D 2027 Notes(5)	100,000	100,000	—	100,000	100,000	—
Series D 2029 Notes(5)	200,000	200,000	—	200,000	200,000	—
2030 Notes(6)	300,000	300,000	—	300,000	300,000	—
2028 Notes(7)	300,000	300,000	—	300,000	300,000	—
Total	$5,299,000	$2,884,483	$2,413,904	$5,406,000	$3,301,860	$2,103,527

(1)
As of September 30, 2026 and December 31, 2025, letters of credit of $613 and $613, respectively, were outstanding, which reduced the unused availability under the ING Facility by the same amount. Under the ING Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2026 and December 31, 2025, the Company had borrowings denominated in Euros (EUR) of 7,177 and 12,216. As of September 30, 2026 and December 31, 2025, the Company had borrowings denominated in Canadian dollars (CAD) of 5,800 and 5,800, respectively. As of September 30, 2026 and December 31, 2025, the Company had borrowings denominated in British Pound (GBP) of 2,200 and 2,200, respectively.
(2)
The carrying value of the Company’s Series A 2028 Notes was presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $467, as of September 30, 2026 and $849, as of December 31, 2025.
(3)
The carrying value of the Company’s Series B 2026 Notes and Series B 2028 Notes was presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $0 and $552, respectively, as of September 30, 2026 and $255 and $773, respectively, as of December 31, 2025.
(4)
The carrying value of the Company’s Series C 2027 Notes and Series C 2029 Notes was presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $191 and $832, respectively, as of September 30, 2026 and $534 and $1,075, respectively, as of December 31, 2025.
(5)
The carrying value of the Company’s Series D 2027 Notes and Series D 2029 Notes was presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $332 and $1,308, respectively, as of September 30, 2026 and $610 and $1,651, respectively, as of December 31, 2025.
(6)
The carrying value of the Company’s 2030 Notes was presented net of unamortized debt issuance cost of $2,524, as of September 30, 2026, and $3,080 as of December 31, 2025. The carrying value of the Company’s 2030 Notes was presented net of unamortized original issue discount of $1,702, as of September 30, 2026, and $2,083 as of December 31, 2025.
(7)
The carrying value of the Company’s 2028 Notes (as defined below) was presented net of unamortized debt issuance costs and unamortized original issue discount of $2,552, and $1,401, respectively, as of September 30, 2026 and $3,488 and $1,930, respectively, as of December 31, 2025.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Combined weighted average interest rate (1)	6.37%	6.98%	6.36%	7.07%
Combined weighted average effective interest rate(2)	6.92%	7.41%	6.86%	7.53%
Combined weighted average debt outstanding	$2,930,995	$3,118,714	$3,113,430	$3,025,075

(1)
Excludes unused commitment fees, amortization of financing costs, accretion of original issue discount and net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items.
(2)
Excludes unused commitment fees.

As of September 30, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements of each of the credit facilities, debt securitizations and each of the respective unsecured notes.

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

The summary information of the ING Facility is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Borrowing interest expense	$171	$2,247	$2,184	$9,683
Facility unused commitment fees	1,387	1,157	3,790	3,257
Amortization of deferred financing costs	589	535	1,682	1,575
Total	$2,147	$3,939	$7,656	$14,515
Weighted average interest rate	4.67%	6.13%	5.36%	6.20%
Weighted average effective interest rate	20.72%	7.59%	9.49%	7.21%
Weighted average outstanding balance	$14,368	$143,456	$53,745	$205,834

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

The summary information of the Wells Funding Facility is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Borrowing interest expense	$5,462	$6,223	$19,994	$18,835
Facility unused commitment fees	1,283	1,403	2,739	4,149
Amortization of deferred financing costs	587	549	1,741	1,598
Total	$7,332	$8,175	$24,474	$24,582
Weighted average interest rate	5.55%	6.53%	5.54%	6.56%
Weighted average effective interest rate	6.14%	7.11%	6.03%	7.12%
Weighted average outstanding balance	$385,261	$372,717	$475,679	$378,375

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

The summary information of the CBNA Funding Facility is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Borrowing interest expense	$3,409	$3,656	$10,097	$8,521
Facility unused commitment fees	192	202	569	774
Amortization of deferred financing costs	270	279	808	825
Total	$3,871	$4,137	$11,474	$10,120
Weighted average interest rate	5.93%	6.57%	5.92%	6.57%
Weighted average effective interest rate	6.40%	7.07%	6.39%	7.21%
Weighted average outstanding balance	$225,000	$217,663	$225,000	$170,948

JPM Funding Facility

On July 15, 2024, following the consummation of the SLIC Acquisition, the Company became party to and assumed SLIC’s obligations under the Amended and Restated Loan and Security Agreement, initially dated as of November 24, 2021 (as amended, the “JPM Funding Facility”), among SLIC Financing SPV, the Company, as successor by merger to SLIC, as parent and servicer, U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary, JP Morgan Chase Bank, N.A., as administrative agent (“JPM”), the lenders party thereto, and the issuing banks party thereto. Pursuant to the JPM Funding Facility, JPM has agreed to extend credit to SLIC Financing SPV in an aggregate principal amount, as of September 30, 2026, of up to $1,200,000 at any one time outstanding.

The JPM Funding Facility is a revolving funding facility with a reinvestment period ending September 15, 2028 (or upon the occurrence of certain events as specified therein) and a final maturity date of September 15, 2030. Advances under the JPM Funding Facility are available in U.S. dollars and other permitted currencies. As of September 30, 2026, the interest charged on the JPM Funding Facility is based on SOFR (or, if SOFR is not available, a benchmark replacement or a “base rate” (which is the greater of a prime rate and the federal funds rate plus 0.50%), as applicable), Daily Simple RFR, EURIBOR, Adjusted Term CORRA, or the AUD Screen Rate, as applicable, plus a margin of 1.90%, as set forth in the JPM Funding Facility.

The summary information of the JPM Funding Facility is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Borrowing interest expense	$12,010	$14,583	$35,387	$38,495
Facility unused commitment fees	903	614	2,290	2,409
Amortization of deferred financing costs	634	637	1,881	1,890
Total	$13,547	$15,834	$39,558	$42,794
Weighted average interest rate	5.65%	6.48%	5.59%	6.52%
Weighted average effective interest rate	5.94%	6.77%	5.89%	6.84%
Weighted average outstanding balance	$832,366	$880,312	$834,054	$778,326

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

In connection with the Series A Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the Series A 2026 Notes, the Company received a fixed interest rate of 8.10% per annum and paid a floating interest rate of SOFR + 6.96% per annum on $204,000 notional amount of the Series A 2026 Notes. Under the interest rate swap agreement related to the Series A 2028 Notes, the Company receives a fixed interest rate of 8.13% per annum and pays a floating interest rate of SOFR + 4.88% per annum on $146,000 notional amount of the Series A 2028 Notes. The interest rate swaps related to the Series A 2026 Notes and Series A 2028 Notes mature on March 16, 2026 and March 16, 2028, respectively. The interest expense related to the Series A Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company's Consolidated Statements of Operations. As of September 30, 2026, the interest rate swaps had a fair value of $0 and $(3,062), respectively, related to the Series A 2026 Notes and Series A 2028 Notes. Based on the fair value measurement hierarchy, the swaps are classified as Level 3 investments. Depending on the nature of the balance at period end, the fair value of the interest rate swaps are either included as a component of "accrued expenses and other liabilities" or "prepaid expenses and other assets" on the Company's Consolidated Statements of Financial Condition. The change in fair value of the interest rate swaps is offset by the change in fair value of the Series A 2028 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. The Company designated the interest rate swap on the Series A 2028 Notes as the hedging instrument in a qualifying hedge accounting relationship.

The Series A 2026 Notes were redeemed in full by the Company pursuant to the March 2023 NPA on December 17, 2025. The interest rate swap in relation to the Series A 2026 Notes was terminated in conjunction with the repayment of the Series A 2026 Notes.

The summary information of the Series A 2026 Notes is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Borrowing interest expense	$—	$4,131	$—	$12,564
Amortization of debt issuance costs	—	185	—	551
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	—	249	—	641
Total	$—	$4,565	$—	$13,756
Stated interest rate	—%	8.10%	—%	8.10%
Weighted average effective interest rate	—%	8.95%	—%	8.99%

The summary information of the Series A 2028 Notes is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Borrowing interest expense	$3,207	$2,967	$9,480	$9,053
Amortization of debt issuance costs	81	79	389	236
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	2	123	(40)	393
Total	$3,290	$3,169	$9,829	$9,682
Stated interest rate	8.13%	8.13%	8.13%	8.13%
Weighted average effective interest rate	9.01%	8.68%	8.98%	8.84%

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

In connection with the Series B Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the

Series B 2026 Notes, the Company received a fixed interest rate of 8.84% per annum and paid a floating interest rate of SOFR + 6.12% per annum on $107,000 notional amount of the Series B 2026 Notes. Under the interest rate swap agreement related to the Series B 2028 Notes, the Company receives a fixed interest rate of 8.88% per annum and pays a floating interest rate of SOFR + 5.56% per annum on $128,000 notional amount of the Series B 2028 Notes. The interest rate swaps related to the Series B 2026 Notes and Series B 2028 Notes mature on August 10, 2026 and August 10, 2028, respectively. The interest expense related to the Series B Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company's Consolidated Statements of Operations. As of September 30, 2026, the interest rate swaps had a fair value of $(3,429), related to the Series B 2028 Notes. Based on the fair value measurement hierarchy, the swaps are classified as Level 3 investments. Depending on the nature of the balance at period end, the fair value of the interest rate swaps are either included as a component of "accrued expenses and other liabilities" or "prepaid expenses and other assets" on the Company's Consolidated Statements of Financial Condition. The change in fair value of the interest rate swaps is offset by the change in fair value of the Series B 2028 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship. The change in fair value of the interest rate swap on the Series B 2026 Notes is included as a component of interest expense and other financing on the Consolidated Statements of Operations. The interest rate swap on the Series B 2026 Notes does not qualify for hedge accounting treatment.

The Series B 2026 Notes were redeemed in full by the Company pursuant to the August 2023 NPA on May 11, 2026 at par plus accrued and unpaid interest to, but not including, the date of prepayment. The interest rate swap in relation to the Series B 2026 Notes was terminated in conjunction with the repayment of the Series B 2026 Notes.

The summary information of the Series B 2026 Notes is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Borrowing interest expense	$—	$2,365	$3,416	$7,192
Amortization of debt issuance costs	—	105	255	308
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	58	(12)	424	163
Total	$58	$2,458	$4,095	$7,663
Stated interest rate	—%	8.84%	8.84%	8.84%
Weighted average effective interest rate	—%	9.19%	10.60%	9.55%

The summary information of the Series B 2028 Notes is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Borrowing interest expense	$3,034	$2,842	$8,971	$8,659
Amortization of debt issuance costs	75	74	221	219
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	25	120	(23)	360
Total	$3,134	$3,036	$9,169	$9,238
Stated interest rate	8.88%	8.88%	8.88%	8.88%
Weighted average effective interest rate	9.79%	9.49%	9.55%	9.62%

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

In connection with the Series C Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the Series C 2027 Notes, the Company receives a fixed interest rate of 8.92% per annum and pays a floating interest rate of SOFR + 4.49% per annum on $136,500 notional amount of the Series C 2027 Notes. Under the interest rate swap agreement related to the Series C 2029 Notes, the Company receives a fixed interest rate of 9.07% per annum and pays a floating interest rate of SOFR + 4.77% per annum on $163,500 notional amount of the Series C 2029 Notes. The interest rate swaps related to the Series C 2027 Notes and Series C 2029 Notes mature on March 1, 2027 and March 1, 2029, respectively. The interest expense related to the Series C Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company's Consolidated Statements of Operations. As of September 30, 2026, the interest rate swaps had a fair value of $113 and $(2,075), respectively, related to the Series C 2027 Notes and Series C 2029 Notes. Based on the fair value measurement hierarchy, the swaps are classified as Level 3 investments. Depending on the nature of the balance at period end, the fair value of the interest rate swaps is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company's Consolidated Statements of Financial Condition. The change in fair value of the interest rate swaps is offset by the change in fair value of the Series C Notes, with the remaining difference included as a component of interest expense and other financing on the Consolidated Statements of Operations. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

The summary information of the Series C 2027 Notes is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Borrowing interest expense	$2,862	$3,056	$8,474	$9,106
Amortization of debt issuance costs	116	116	343	342
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	68	(228)	281	(278)
Total	$3,046	$2,944	$9,098	$9,170
Stated interest rate	8.92%	8.92%	8.92%	8.92%
Weighted average effective interest rate	8.93%	8.63%	8.89%	8.96%

The summary information of the Series C 2029 Notes is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Borrowing interest expense	$3,546	$3,777	$10,498	$11,254
Amortization of debt issuance costs	87	86	257	253
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	365	(113)	566	(424)
Total	$3,998	$3,750	$11,321	$11,083
Stated interest rate	9.07%	9.07%	9.07%	9.07%
Weighted average effective interest rate	9.78%	9.17%	9.23%	9.04%

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

In connection with the Series D 2027 Notes and Series D 2029 Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the Series D 2027 Notes, the Company receives a fixed interest rate of 6.84% per annum and pays a floating interest rate of SOFR + 3.46% per annum on $100,000 of the Series D 2027 Notes. Under the interest rate swap agreement related to the Series D 2029 Notes, the Company receives a fixed interest rate of 6.91% per annum and pays a floating interest rate of SOFR + 3.48% per annum on $200,000 of the Series D 2029 Notes. As of September 30, 2026, the interest rate swaps had a fair value of $(935) and $(7,563), respectively, related to the Series D 2027 Notes and Series D 2029 Notes. Based on the fair value measurement hierarchy, the swaps are classified as Level 3 investments. Depending on the nature of the balance at period end, the fair value of the interest rate swaps is either included as a component of “accrued expenses and other liabilities” or “prepaid expenses and other assets” on the Company's Consolidated Statements of Financial Condition. The change in fair value of the interest rate swaps are offset by the change in fair value of the Series D Notes, with the remaining difference included as a component of interest and other financing expense on the Consolidated Statements of Operations. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

The summary information of the Series D 2027 Notes is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Borrowing interest expense	$1,833	$1,710	$5,396	$5,130
Amortization of debt issuance costs	99	97	293	286
Net change in unrealized appreciation (depreciation) on effective interest rate swaps and hedged items	(27)	21	(19)	154
Total	$1,905	$1,828	$5,670	$5,570
Stated interest rate	6.84%	6.84%	6.84%	6.84%
Weighted average effective interest rate	7.62%	7.31%	7.56%	7.43%

The summary information of the Series D 2029 Notes is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Borrowing interest expense	$3,679	$3,455	$10,828	$10,365
Amortization of debt issuance costs	116	116	343	343
Net change in unrealized appreciation (depreciation) on effective interest rate swaps and hedged items	52	175	(38)	538
Total	$3,847	$3,746	$11,133	$11,246
Stated interest rate	6.91%	6.91%	6.91%	6.91%
Weighted average effective interest rate	7.69%	7.49%	7.42%	7.50%

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

In connection with the 2030 Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the 2030 Notes, the Company receives a fixed interest rate of 5.95% per annum and pays a floating interest rate of SOFR + 1.96% per annum on $300,000 of the 2030 Notes. As of September 30, 2026, the interest rate swaps had a fair value of $(7,809), related to the 2030 Notes. Based on the fair value measurement hierarchy, the swaps are classified as Level 3 investments. Depending on the nature of the balance at period end, the fair value of the interest rate swaps is either included as a component of “accrued expenses and other liabilities” or “prepaid expenses and other assets” on the Company's Consolidated Statements of Financial Condition. The change in fair value of the interest rate swaps are offset by the change in fair value of the 2030 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

The summary information of the 2030 Notes is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Borrowing interest expense	$4,230	$4,312	$12,807	$12,937
Amortization of debt issuance costs	190	190	565	557
Accretion of original issuance discount	128	128	381	381
Net change in unrealized appreciation (depreciation) on effective interest rate swaps and hedged items	60	—	(6)	—
Total	$4,608	$4,630	$13,747	$13,875
Stated interest rate	5.75%	5.75%	5.75%	5.75%
Weighted average effective interest rate	6.15%	6.17%	6.11%	6.17%

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

Pursuant to a Registration Statement on Form N-14 (File No. 333-296572), which went effective on July 2, 2026, the Company closed an exchange offer in which holders of the 2028 Notes that were restricted because they were issued in a private placement were offered the opportunity to exchange such notes for new, registered notes with substantially identical terms. Through this exchange offer, holders representing 100% of the outstanding principal of the then restricted 2028 Notes obtained registered, unrestricted 2028 Notes.

In connection with the 2028 Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the 2028 Notes, the Company receives a fixed interest rate of 5.13% per annum and pays a floating interest rate of SOFR + 2.06% per annum on $300,000 of the 2028 Notes. As of September 30, 2026, the interest rate swaps had a fair value of $(8,283), related to the 2028 Notes. Based on the fair value measurement hierarchy, the swaps are classified as Level 3 investments. Depending on the nature of the balance at period end, the fair value of the interest rate swaps is either included as a component of “accrued expenses and other liabilities” or “prepaid expenses and other assets” on the Company's Consolidated Statements of Financial Condition. The change in fair value of the interest rate swaps are offset by the change in fair value of the 2028 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

The summary information of the 2028 Notes is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Borrowing interest expense	$4,267	290	$12,572	290
Amortization of debt issuance costs	333	41	988	41
Accretion of original issuance discount	173	12	524	12
Net change in unrealized appreciation (depreciation) on effective interest rate swaps and hedged items	37	(12)	76	(12)
Total	$4,810	331	$14,160	331
Stated interest rate	5.13%	0	5.13%	0
Weighted average effective interest rate	6.41%	0	6.29%	0

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

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2026 and December 31, 2025, the Company had $610,119 and $858,781 of unfunded commitments to fund delayed draw and revolving senior secured loans, respectively.

(8) MEMBERS’ CAPITAL

The following table shows the components of distributable earnings as shown on the Consolidated Statements of Financial Condition:

	As of
	September 30, 2026	December 31, 2025
Total distributable earnings (loss), beginning of period	$(125,999)	$(50,459)
Net investment income	199,449	321,016
Net realized gain (loss)	(77,199)	(16,288)
Net unrealized appreciation (depreciation)	(82,732)	(66,296)
Distributions declared	(208,316)	(312,944)
Tax reclassification of unitholders' equity		(1,028)
Total distributable earnings (loss), end of period	$(294,797)	$(125,999)

The following table summarizes the total Units issued and proceeds received from the closings of the Company’s continuous private offering that occurred for the nine months ended September 30, 2026 and 2025:

Unit Issuance Date	Units Issued	Proceeds Received
For the Nine Months Ended September 30, 2026
January 01, 2026	972,536	$18,060
February 01, 2026	489,573	9,062
March 01, 2026	1,505,645	27,704
April 01, 2026	432,731	7,841
May 01, 2026	231,644	4,193
June 01, 2026	338,864	6,120
July 01, 2026	122,704	2,198
August 01, 2026	317,050	5,671
September 01, 2026	432,819	7,730
Total	4,843,566	$88,579
For the Nine Months Ended September 30, 2025
January 01, 2025	2,728,267	$51,728
February 01, 2025	2,952,665	55,982
March 01, 2025	4,210,752	79,752
April 01, 2025	3,003,865	56,533
May 01, 2025	1,797,612	33,759
June 01, 2025	2,743,611	51,580
July 01, 2025	1,522,289	28,573
August 01, 2025	1,254,942	23,555
September 01, 2025	1,189,990	22,289
Total	21,403,993	$403,751

The following table summarizes the Company’s distributions declared and payable for the nine months ended September 30, 2026 and 2025:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
For the Nine Months Ended September 30, 2026
January 26, 2026	January 31, 2026	February 04, 2026	$0.1250	$22,986
February 23, 2026	February 28, 2026	March 04, 2026	0.1250	23,141
March 23, 2026	March 31, 2026	April 06, 2026	0.1250	23,423
March 23, 2026	March 31, 2026	April 06, 2026	0.0213	3,991	(1)
April 24, 2026	April 30, 2026	May 05, 2026	0.1234	22,163
May 26, 2026	May 31, 2026	June 03, 2026	0.1227	22,152
June 22, 2026	June 30, 2026	July 06, 2026	0.1208	21,936
June 22, 2026	June 30, 2026	July 06, 2026	0.0205	3,722	(1)
July 24, 2026	July 31, 2026	August 05, 2026	0.1206	20,938
August 21, 2026	August 31, 2026	September 03, 2026	0.1204	21,022
September 22, 2026	September 30, 2026	October 05, 2026	0.1190	20,909
September 22, 2026	September 30, 2026	October 05, 2026	0.0110	1,933	(1)
Total Distributions			$1.1547	$208,316
For the Nine Months Ended September 30, 2025
January 27, 2025	January 31, 2025	February 05, 2025	$0.1265	$22,270
February 27, 2025	February 28, 2025	March 05, 2025	0.1263	22,696
March 25, 2025	March 31, 2025	April 03, 2025	0.1263	23,317
January 27, 2025	March 31, 2025	April 03, 2025	0.0474	8,751	(1)
April 25, 2025	April 30, 2025	May 05, 2025	0.1261	23,346
May 22, 2025	May 31, 2025	June 04, 2025	0.1259	23,628
June 18, 2025	June 30, 2025	July 03, 2025	0.1254	23,971
June 18, 2025	June 30, 2025	July 03, 2025	0.0470	8,984	(1)
July 24, 2025	July 31, 2025	August 05, 2025	0.1250	23,499
August 21, 2025	August 31, 2025	September 03, 2025	0.1250	23,749
September 22, 2025	September 30, 2025	October 03, 2025	0.1250	23,993
September 22, 2025	September 30, 2025	October 03, 2025	0.0463	8,888	(1)
Total Distributions			$1.2722	$237,092

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

The following table summarizes the amounts received and Units issued to unitholders who have participated in the DRIP during the nine months ended September 30, 2026 and 2025:

Payment Date	DRIP Units Issued	DRIP Units Value
For the Nine Months Ended September 30, 2026
January 06, 2026	873,430	$16,220
February 04, 2026	741,175	13,719
March 04, 2026	749,647	13,793
April 06, 2026	887,911	16,089
May 05, 2026	707,546	12,807
June 03, 2026	705,433	12,740
July 06, 2026	824,292	14,763
August 05, 2026	669,132	11,971
September 03, 2026	672,209	12,005
Total	6,830,775	$124,107
For the Nine Months Ended September 30, 2025
January 04, 2025	807,260	$15,306
February 05, 2025	697,198	13,219
March 05, 2025	711,427	13,474
April 03, 2025	717,209	13,498
April 03, 2025	269,166	5,066
May 05, 2025	735,715	13,817
June 04, 2025	743,135	13,970
July 03, 2025	738,795	13,867
July 03, 2025	276,901	5,197
August 05, 2025	746,168	14,006
September 03, 2025	755,970	14,160
Total	7,198,944	$135,580

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

The following table further summarizes the unit repurchases completed for the nine months ended September 30, 2026 and 2025:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program
For the Nine Months Ended September 30, 2026
March 07, 2026	5.00%	$18.12	March 31, 2026	$164,936	9,102,453	5.00%	(2)
June 04, 2026	5.00%	17.91	June 30, 2026	159,649	8,913,931	5.00%	(3)
September 14, 2026	5.00%	17.64	September 30, 2026	152,294	8,633,441	5.00%	(4)
Total				$476,879	26,649,825
For the Nine Months Ended September 30, 2025
March 07, 2025	5.00%	$18.82	March 31, 2025	$65,290	3,469,202	2.01%	(5)
June 07, 2025	5.00%	$18.77	June 30, 2025	107,041	5,702,776	3.15%	—
September 04, 2025	5.00%	$18.70	September 30, 2025	107,961	5,773,310	3.11%	—

Total				$280,292	14,945,288

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

(4) Due to oversubscription of the tender offer, the Company accepted for purchase on a pro rata basis approximately 43.7% of the Units validly tendered and not properly withdrawn prior to the expiration of the tender offer on September 14, 2026.

(5) All repurchase requests were satisfied in full.

(9) EARNINGS (LOSS) PER UNIT

The following table sets forth the computation of basic and diluted earnings (loss) per Unit:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Numerator - net increase (decrease) in Members' Capital from operations	$17,781	$67,373	$39,518	$187,945
Denominator - weighted average Units outstanding	174,447,683	189,822,018	179,995,910	185,854,627
Basic and diluted earnings (loss) per Unit	$0.10	$0.35	$0.22	$1.01

(10) CONSOLIDATED FINANCIAL HIGHLIGHTS

The following are the financial highlights (dollar amounts in thousands, except per share amounts):

	For the Nine Months Ended
	September 30, 2026	September 30, 2025
Per Unit Data:(1)
Net asset value, beginning of period	$18.57	$18.96
Net investment income (loss)	1.11	1.27
Net unrealized and realized gain (loss)(2)	(0.89)	(0.26)
Net increase (decrease) in net assets resulting from operations	0.22	1.01
Distributions declared	(1.15)	(1.27)
Total increase (decrease) in net assets	(0.93)	(0.26)
Net asset value, end of period	$17.64	$18.70
Units outstanding, end of period	167,073,581	186,168,113
Weighted average units outstanding	179,995,910	185,854,627
Total return based on net asset value(3)	1.24%	5.51%
Ratio/Supplemental Data:
Members' Capital, end of period	$2,946,837	$3,481,078
Ratio of expenses before waivers to average Members' Capital(4)	10.49%	10.37%
Ratio of net expenses to average Members’ Capital(4)	9.91%	9.58%
Ratio of net investment income to average Members’ Capital(4)	8.41%	9.19%
Asset coverage ratio(5)	203.00%	208.00%
Portfolio turnover rate	7.63%	13.50%

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

(11) SLIC ACQUISITION

On July 15, 2024, the Company completed its acquisition of SLIC, pursuant to the SLIC Merger Agreement. Pursuant to the SLIC Merger Agreement, Cobalt Merger Sub was first merged with and into SLIC, with SLIC as the surviving company (the “Initial Merger”), and, immediately following the Initial Merger, SLIC was then merged with and into the Company, with the Company as the surviving company (the “Second Merger”). As a result of, and as of the effective time of, the Second Merger, SLIC’s separate existence ceased.

In accordance with the terms of the SLIC Merger Agreement, at the effective time of the Second Merger, each share of common stock, $0.001 par value per share, of SLIC (“SLIC Common Stock”) issued and outstanding immediately prior to the effective time, except for shares owned by the

Company, was converted into the right to receive an amount in cash equal to $20.59 per share, and SLIC was then merged with and into the Company for no consideration.

In connection with the closing of the SLIC Acquisition, the Company paid approximately $562,504 for the SLIC Common Stock, inclusive of transaction related expenses, pursuant to the terms of the SLIC Merger Agreement and for the shares of SLIC Common Stock acquired by the Company pursuant to that certain Securities Purchase Agreement, dated as of May 24, 2024, by and between the Company and an investor in SLIC (the “SPA”). The purchase price per share of SLIC Common Stock in the SPA was equal to the price per share paid to former SLIC stockholders pursuant to the SLIC Merger Agreement plus an amount per share of SLIC Common Stock equal to the distributions on such shares of SLIC Common Stock acquired pursuant to the SPA with a record date after the date of the SPA and prior to closing of the SLIC Acquisition.

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

October Issuances and Distribution Declarations

Pursuant to the Company’s continuous private offering, the Company issued approximately 106,999 Units for an aggregate offering price of approximately $1.9 million effective October 1, 2026.

On October 22, 2026, the Company declared a distribution in the amount of $0.1185 per unit and payable on or around November 4, 2026 to unitholders of record as of October 30, 2026.

November Issuances

Pursuant to the Company’s continuous private offering, the Company held a close relating to the sale of its Units for an aggregate offering price of $1,248 effective November 1, 2026.

Merger Agreement

On October 26, 2026, the Company entered into an Agreement and Plan of Merger with North Haven Private Income Fund A LLC, a Delaware limited liability company (“PIF A”), Sky Merger Sub LLC, a Delaware limited liability company and wholly owned direct subsidiary of the Company (“Sky Merger Sub”), and the Adviser (the “PIF A Merger Agreement”). Pursuant to the PIF A Merger Agreement, PIF A would merge with and into the Company (the “Merger”) with Class I unitholders of PIF A receiving newly issued Class I Units of the Company based on a NAV-for-NAV exchange ratio determined at the closing of the Merger. Consummation of the Merger is subject to customary regulatory approvals, including under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and other customary closing conditions. Assuming satisfaction of these conditions, the Merger is currently expected to close in December 2026.

Investment Advisory Agreement

On November 3, 2026, the Board of Directors approved an amendment and restatement of the Investment Advisory Agreement dated November 4, 2021 with the Adviser to reduce the base management fee rate from an annual rate of 1.25% to an annual rate of 1.00% effective January 1, 2027, and subject to the closing of the Merger.

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
•
the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks, and the increasing use of artificial intelligence and machine learning technology;
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

We invest primarily in directly originated senior secured term loans, including first lien senior secured term loans (including unitranche loans) and second lien senior secured term loans, with the balance of our investments expected to be in higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic asset purchases. Typical middle-market senior loans may be issued by middle-market companies in the context of leveraged buyouts, acquisitions, debt refinancings, recapitalizations, and other similar transactions. We generally expect our debt investments to have a stated term of five to eight years and typically bear interest at a floating rate usually determined on the basis of a benchmark (such as the Secured Overnight Financing Rate, or SOFR). We also make investments in traded bank loans and other liquid debt securities of U.S. corporate issuers, including broadly syndicated loans, which may provide more liquidity than our private credit investments, for cash management purposes, including to manage payment obligations under our unit repurchase program. Depending on various factors, including our cash flows and the market for middle-market company debt investments, we expect that our liquid loan portfolio could represent a material portion of our investments from time to time.

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

On July 15, 2024, we acquired SL Investment Corp., or SLIC, pursuant to that certain Agreement and Plan of Merger, or the SLIC Merger Agreement, dated as of May 28, 2024, by and among SLIC, us, Cobalt Merger Sub, Inc., a wholly-owned subsidiary of us, and the Adviser. Pursuant to the SLIC Merger Agreement, SLIC was merged with and into us in a two-step transaction with us as the surviving company, or the SLIC Acquisition.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio is presented below:

	September 30, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$5,651,706	$5,496,658	95.3%	$6,506,675	$6,424,695	97.1%
Second Lien Debt	14,246	14,671	0.3	31,045	32,023	0.5
Other Debt Investments	9,172	3,265	0.1	12,010	11,564	0.2
Equity	101,232	91,746	1.6	64,305	57,052	0.9
Investments in Joint Venture	157,832	155,172	2.7	85,438	85,276	1.3
Total	$5,934,188	$5,761,512	100.0%	$6,699,473	$6,610,610	100.0%

Our debt portfolio displayed the following characteristics of each of our investments(1), (2) unless otherwise noted:

	As of
	September 30, 2026		December 31, 2025
Number of portfolio companies	291		313
Number of industries	42		44
Number of new investment commitments in portfolio companies	11		53
Number of portfolio companies exited or fully repaid	33		44
Percentage of performing debt bearing a floating rate, at fair value	99.9%		99.9%
Percentage of performing debt bearing a fixed rate, at fair value	0.1%		0.1%
Weighted average yield on debt and income producing investments, at cost(3)	9.2%		9.0%
Weighted average yield on debt and income producing investments, at fair value(3)	9.5%		9.1%
Weighted average yield on total portfolio, at cost(4)	8.8%		8.9%
Weighted average yield on total portfolio, at fair value(4)	9.1%		9.0%
Weighted average 12-month EBITDA(5)	$179.74		$180.50
Median 12-month EBITDA(5)	90.8		90.8
Weighted average net leverage through tranche(5)(6)	6.0	x	6.0x
Weighted average interest coverage(5)(7)	1.9	x	1.7x
Weighted average loan to value(5)(8)	40.1%		40.6%
Percentage of our debt portfolio subject to business cycle volatility(5)	5.0%		5.0%
Average position size of our investments, at fair value (in millions)	$19.80		$21.12

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

Investment Activity

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and For the Three Months Ended
	September 30, 2026	September 30, 2025
New investments committed
Gross Principal Balance(1)	$65,537	$426,476
Less: Syndications	—	—
Net New Investments Committed	$65,537	$426,476
Investments, at cost
Investments, beginning of period	$6,113,030	$6,636,821
New investments purchased	106,674	408,605
Net accretion of discount on investments	5,064	6,525
Payment-in-kind	6,691	4,163
Net realized gain (loss) on investments	(4,095)	(7,542)
Investments sold or repaid	(293,176)	(333,978)
Investments, end of period	$5,934,188	$6,714,594
Principal amount of investments funded
First lien debt investments	$59,233	$411,315
Equity(2)	180	1,079
Investment in Joint Venture(3)	47,393	—
Total	$106,806	$412,394
Amount of investments sold/fully repaid, at principal
First lien debt investments	$112,915	$193,074
Equity(2)	—	—
Total	$112,915	$193,074

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

As of September 30, 2026, we and the JV Partner made capital contributions of $157,832 and $23,668 in member's equity, respectively, to NH Keystone.

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

The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System is as follows:

	September 30, 2026		December 31, 2025
	Fair Value	% of Total	Fair Value	% of Total
Risk rating 1	$862	0.1%	$18,232	0.3%
Risk rating 2	5,528,356	95.9	6,393,100	96.7
Risk rating 3	190,618	3.3	126,779	1.9
Risk rating 4	41,676	0.7	72,499	1.1
Total	$5,761,512	100.0%	$6,610,610	100.0%

The table below presents the amortized cost of our performing and non-accrual investments as of the following periods:

	September 30, 2026		December 31, 2025
	Amortized Cost	% of Total	Amortized Cost	% of Total
Performing	$5,834,081	98.3%	$6,578,348	98.2%
Non-accrual (1)	100,107	1.7	121,125	1.8
Total	$5,934,188	100.0%	$6,699,473	100.0%

(1)
As of September 30, 2026 and December 31, 2025 the company had certain investments in nine and five portfolio companies, respectively, that were on non-accrual status.

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

CONSOLIDATED RESULTS OF OPERATIONS

The following table represents our operating results:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Total investment income	$142,501	$167,085	$446,685	$492,936
Less: Net expenses	79,457	87,350	247,134	257,406
Net investment income before taxes	63,044	79,735	199,551	235,530
Less: Excise tax expense	—	—	102	—
Net investment income after taxes	63,044	79,735	199,449	235,530
Net realized gain (loss)	(5,047)	(7,526)	(77,199)	(13,337)
Net change in unrealized appreciation (depreciation)	(40,216)	(4,836)	(82,732)	(34,248)
Net increase (decrease) in Members' Capital resulting from operations	$17,781	$67,373	$39,518	$187,945

Investment Income

Investment income was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Investment income:
Interest income	$130,328	$159,337	$407,993	$465,906
Payment-in-kind income	4,431	4,384	13,252	15,852
Dividend income	6,096	1,305	20,068	3,729
Other income	1,646	2,059	5,372	7,449
Total Investment Income	$142,501	$167,085	$446,685	$492,936

In the table above, total investment income decreased from $167,085 for the three months ended September 30, 2025 to $142,501 for the three months ended September 30, 2026, respectively and decreased from $492,936 for the nine months ended September 30, 2025 to $446,685 for the nine months ended September 30, 2026. The decrease was primarily driven by declining base rates and repricings on our existing portfolio, which impacted our weighted average yield. Our weighted average yield at cost on debt and income producing investments decreased to 9.2% as of September 30, 2026 from 9.5% as of September 30, 2025. Total dividend income increased from $1,305 for the three months ended September 30, 2025 to $6,096 for the three months ended September 30, 2026 and increased from $3,729 for the nine months ended September 30, 2025 to $20,068 for the nine months ended September 30, 2026 primarily attributable to dividend income earned from our investment in the joint venture at NH Keystone. For the three months ended September 30, 2026 and September 30, 2025, 3.1% and 2.6%, respectively, of our total investment income was comprised of PIK interest and for the nine months ended September 30, 2026 and September 30, 2025, 3.0% and 3.2%, respectively, of our total investment income was comprised of PIK interest.

Additionally, for the three and nine months ended September 30, 2026, we recorded $727 and $4,918 of non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts, etc.) as compared to $1,693 and $4,212 for the same period in the prior year, primarily as a result of prepayments.

Expenses

Expenses were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Expenses:
Interest and other financing expenses	$55,597	$62,535	$171,386	$183,619
Management fees	9,708	11,063	30,486	32,537
Income based incentive fees	9,592	11,825	30,298	35,063
Servicing fees	6,601	7,240	20,730	21,787
Professional fees	2,585	2,740	9,329	7,028
Directors' fees	131	129	389	387
Administrative service fees	70	50	236	104
General and other expenses	173	168	480	641
Total expenses	$84,457	$95,750	$263,334	$281,166
Management fees waiver	(2,500)	(4,200)	(8,100)	(11,880)
Income based incentive fees waiver	(2,500)	(4,200)	(8,100)	(11,880)
Net expenses	$79,457	$87,350	$247,134	$257,406
Excise tax expense	$—	$—	$102	$—

Interest and Other Financing Expenses

Interest and other financing expenses, including unused commitment fees, amortization of debt issuance costs, net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items and deferred financing costs, decreased to $55,597 for the three months ended September 30, 2026 from $62,535 for the three months ended September 30, 2025 and $171,386 for the nine months ended September 30, 2026 from $183,619 for the nine months ended September 30, 2025. The decrease was primarily driven by a lower average interest rate, which declined from 7.07% as of September 30, 2025 to 6.36% as of September 30, 2026, as well as the redemption of our Series B 2026 Notes.

Base Management Fee

Base management fees, net of waivers, were $7,208 for the third quarter of 2026, compared with $6,863 in the prior-year period. The increase was primarily due to lower waiver amount. For the first nine months of 2026, base management fees, net of waivers, were $22,386, compared with $20,657 in the prior-year period.

Incentive Fees

The income based incentive fees, net of waiver, were $7,092 and $7,625 for the three months ended September 30, 2026 and 2025, respectively, and
$22,198 and $23,183 for the nine months ended September 30, 2026 and 2025. The decrease was primarily due to a decrease in pre-incentive fee net investment income. For more information on incentive fee, including terms thereof, for further details, see Note 3 “Related Party Transactions” to our consolidated financial statements included in this Report.

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

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Realized and unrealized gain (loss):
Net realized gain (loss):
Net realized gain (loss) on investments	$(5,025)	$(7,542)	$(77,253)	$(13,383)
Foreign currency and other transactions	(22)	16	54	46
Net realized gain (loss):	$(5,047)	$(7,526)	$(77,199)	$(13,337)
Net change in unrealized appreciation (depreciation):
Net change in unrealized appreciation (depreciation) on investments	(40,227)	(4,814)	(82,614)	(34,430)
Foreign currency translations and other transactions	11	(22)	(118)	182
Net change in unrealized appreciation (depreciation):	$(40,216)	$(4,836)	$(82,732)	$(34,248)
Net realized and unrealized gain (loss)	$(45,263)	$(12,362)	$(159,931)	$(47,585)

For the three and nine months ended September 30, 2026, net realized losses on our investments were $5,025 and $77,253 which was primarily due to the restructuring of three portfolio companies.

For the three and nine months ended September 30, 2026, net change in unrealized depreciation on our investments of $40,227 and $82,614, respectively was primarily the result of financial performance in certain portfolio companies.

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

As of September 30, 2026, we had approximately $162.4 million of unrestricted cash and cash equivalents, and short term investments (including investments in money market funds), which taken together with our approximately $1,334.2 million, $532.8 million, $150.0 million and $396.9 million of availability under the ING Facility, Wells Funding Facility, CBNA Funding Facility and JPM Funding Facility (subject to borrowing base availability) (each as defined in Note 6. “Debt” in the notes to the accompanying consolidated financial statements), respectively, we expect to be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of September 30, 2026, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments of $610.1 million.

Unregistered Sales of Equity Securities

For the nine months ended September 30, 2026 and 2025, total Units issued and proceeds received were as follows:

Unit Issuance Date	Units Issued	Proceeds Received
For the Nine Months Ended September 30, 2026
January 01, 2026	972,536	$18,060
February 01, 2026	489,573	9,062
March 01, 2026	1,505,645	27,704
April 01, 2026	432,731	7,841
May 01, 2026	231,644	4,193
June 01, 2026	338,864	6,120
July 01, 2026	122,704	2,198
August 01, 2026	317,050	5,671
September 01, 2026	432,819	7,730
Total	4,843,566	$88,579
For the Nine Months Ended September 30, 2025
January 01, 2025	2,728,267	$51,728
February 01, 2025	2,952,665	55,982
March 01, 2025	4,210,752	79,752
April 01, 2025	3,003,865	56,533
May 01, 2025	1,797,612	33,759
June 01, 2025	2,743,611	51,580
July 01, 2025	1,522,289	28,573
August 01, 2025	1,254,942	23,555
September 01, 2025	1,189,990	22,289
Total	21,403,993	$403,751

The following table summarizes our distributions declared and payable for the nine months ended September 30, 2026 and 2025:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
For the Nine Months Ended September 30, 2026
January 26, 2026	January 31, 2026	February 04, 2026	$0.1250	$22,986
February 23, 2026	February 28, 2026	March 04, 2026	0.1250	23,141
March 23, 2026	March 31, 2026	April 06, 2026	0.1250	23,423
March 23, 2026	March 31, 2026	April 06, 2026	0.0213	3,991	(1)
April 24, 2026	April 30, 2026	May 05, 2026	0.1234	22,163
May 26, 2026	May 31, 2026	June 03, 2026	0.1227	22,152
June 22, 2026	June 30, 2026	July 06, 2026	0.1208	21,936
June 22, 2026	June 30, 2026	July 06, 2026	0.0205	3,722	(1)
July 24, 2026	July 31, 2026	August 05, 2026	0.1206	20,938
August 21, 2026	August 31, 2026	September 03, 2026	0.1204	21,022
September 22, 2026	September 30, 2026	October 05, 2026	0.1190	20,909
September 22, 2026	September 30, 2026	October 05, 2026	0.0110	1,933	(1)
Total Distributions			$1.1547	$208,316
For the Nine Months Ended September 30, 2025
January 27, 2025	January 31, 2025	February 05, 2025	$0.1265	$22,270
February 27, 2025	February 28, 2025	March 05, 2025	0.1263	22,696
March 25, 2025	March 31, 2025	April 03, 2025	0.1263	23,317
January 27, 2025	March 31, 2025	April 03, 2025	0.0474	8,751	(1)
April 25, 2025	April 30, 2025	May 05, 2025	0.1261	23,346
May 22, 2025	May 31, 2025	June 04, 2025	0.1259	23,628
June 18, 2025	June 30, 2025	July 03, 2025	0.1254	23,971
June 18, 2025	June 30, 2025	July 03, 2025	0.0470	8,984	(1)
July 24, 2025	July 31, 2025	August 05, 2025	0.1250	23,499
August 21, 2025	August 31, 2025	September 03, 2025	0.1250	23,749
September 22, 2025	September 30, 2025	October 03, 2025	0.1250	23,993
September 22, 2025	September 30, 2025	October 03, 2025	0.0463	8,888	(1)
Total Distributions			$1.2722	$237,092

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

The following table summarizes the amounts received and Units issued to unitholders who have participated in the DRIP during the nine months ended September 30, 2026 and 2025:

Payment Date	DRIP Units Issued	DRIP Units Value
For the Nine Months Ended September 30, 2026
January 06, 2026	873,430	$16,220
February 04, 2026	741,175	13,719
March 04, 2026	749,647	13,793
April 06, 2026	887,911	16,089
May 05, 2026	707,546	12,807
June 03, 2026	705,433	12,740
July 06, 2026	824,292	14,763
August 05, 2026	669,132	11,971
September 03, 2026	672,209	12,005
Total	6,830,775	$124,107
For the Nine Months Ended September 30, 2025
January 04, 2025	807,260	$15,306
February 05, 2025	697,198	13,219
March 05, 2025	711,427	13,474
April 03, 2025	717,209	13,498
April 03, 2025	269,166	5,066
May 05, 2025	735,715	13,817
June 04, 2025	743,135	13,970
July 03, 2025	738,795	13,867
July 03, 2025	276,901	5,197
August 05, 2025	746,168	14,006
September 03, 2025	755,970	14,160
Total	7,198,944	$135,580

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

The following table further summarizes the unit repurchases completed for the nine months ended September 30, 2026 and 2025:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program
For the Nine Months Ended September 30, 2026
March 07, 2026	5.00%	$18.12	March 31, 2026	$164,936	9,102,453	5.00%	(2)
June 04, 2026	5.00%	17.91	June 30, 2026	159,649	8,913,931	5.00%	(3)
September 14, 2026	5.00%	17.64	September 30, 2026	152,294	8,633,441	5.00%	(4)
Total				$476,879	26,649,825
For the Nine Months Ended September 30, 2025
March 07, 2025	5.00%	$18.82	March 31, 2025	$65,290	3,469,202	2.01%	(5)
June 07, 2025	5.00%	$18.77	June 30, 2025	107,041	5,702,776	3.15%	—
September 04, 2025	5.00%	$18.70	September 30, 2025	107,961	5,773,310	3.11%	—

Total				$280,292	14,945,288

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

(4) Due to oversubscription of the tender offer, the Company accepted for purchase on a pro rata basis approximately 43.7% of the Units validly tendered and not properly withdrawn prior to the expiration of the tender offer on September 14, 2026.

(5) All repurchase requests were satisfied in full.

Debt

Our outstanding debt obligations were as follows:

	September 30, 2026			December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
ING Facility(1)	$1,350,000	$15,160	$1,334,227	$1,350,000	$254,537	$1,094,850
Wells Funding Facility	900,000	367,250	532,750	900,000	497,250	402,750
CBNA Funding Facility	375,000	225,000	150,000	375,000	225,000	150,000
JPM Funding Facility	1,200,000	803,073	396,927	1,200,000	744,073	455,927
Series A 2028 Notes(2)	146,000	146,000	—	146,000	146,000	—
Series B 2026 Notes(3)	—	—	—	107,000	107,000	—
Series B 2028 Notes(3)	128,000	128,000	—	128,000	128,000	—
Series C 2027 Notes(4)	136,500	136,500	—	136,500	136,500	—
Series C 2029 Notes(4)	163,500	163,500	—	163,500	163,500	—
Series D 2027 Notes(5)	100,000	100,000	—	100,000	100,000	—
Series D 2029 Notes(5)	200,000	200,000	—	200,000	200,000	—
2030 Notes(6)	300,000	300,000	—	300,000	300,000	—
2028 Notes(7)	300,000	300,000	—	300,000	300,000	—
Total	$5,299,000	$2,884,483	$2,413,904	$5,406,000	$3,301,860	$2,103,527

(1)
As of September 30, 2026 and December 31, 2025, letters of credit of $613 and $613 were outstanding, which reduced the unused availability under the ING Facility by the same amount. Under the ING Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2026 and December 31, 2025, the Company had borrowings denominated in Euros (EUR) of 7,177 and 12,216. As of September 30, 2026 and December 31, 2025, the Company had borrowings denominated in Canadian dollars (CAD) of 5,800 and 5,800. As of September 30, 2026 and December 31, 2025, the Company had borrowings denominated in British Pound (GBP) of 2,200 and 2,200.
(2)
The carrying value of the Company’s Series A 2028 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $467, as of September 30, 2026 and $849, as of December 31, 2025.
(3)
The carrying value of the Company’s Series B 2026 Notes and Series B 2028 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $- and $552, respectively, as of September 30, 2026 and $255 and $773, respectively, as of December 31, 2025.
(4)
The carrying value of the Company’s Series C 2027 Notes and Series C 2029 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $191 and $832, respectively, as of September 30, 2026 and $534 and $1,075, respectively, as of December 31, 2025.
(5)
The carrying value of the Company’s Series D 2027 Notes and Series D 2029 Notes were presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $332 and $1,308, respectively, as of September 30, 2026 and $610 and $1,651, respectively, as of December 31, 2025.
(6)
The carrying value of the Company’s 2030 Notes was presented on the Consolidated Statements of Financial Condition net of unamortized debt issuance costs of $2,524, as of September 30, 2026 and $3,080, as of December 31, 2025.
(7)
The carrying value of the Company’s 2028 Notes was presented net of unamortized debt issuance costs and unamortized original issue discount of $2,552, as of September 30, 2026 and $3,488, as of December 31, 2025.

For further details, see Note 6 “Debt” to our consolidated financial statements included in this Report.

RECENT DEVELOPMENTS

October Issuances and Distribution Declarations

Pursuant to our continuous private offering, we issued approximately 106,999 Units for an aggregate offering price of approximately $1.9 million effective October 1, 2026.

On October 22, 2026, our Board declared a regular distribution in the amount of $0.1185 per unit and payable on or around November 4, 2026 to unitholders of record as of October 30, 2026.

November Issuances

Pursuant to our continuous private offering, we held a close relating to the sale of our Units for an aggregate offering price of $1.2 million effective November 1, 2026.

Merger Agreement

On October 26, 2026, we entered into an Agreement and Plan of Merger with North Haven Private Income Fund A LLC, a Delaware limited liability company (“PIF A”), Sky Merger Sub LLC, a Delaware limited liability company and wholly owned direct subsidiary of the Company (“Sky Merger Sub”), and the Adviser (the “PIF A Merger Agreement”). Pursuant to the PIF A Merger Agreement, PIF A would merge with and into the Company (the “Merger”) with Class I unitholders of PIF A receiving newly issued Class I Units of the Company based on a NAV-for-NAV exchange ratio determined at the closing of the Merger. Consummation of the Merger is subject to customary regulatory approvals, including under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and other customary closing conditions. Assuming satisfaction of these conditions, the Merger is currently expected to close in December 2026.

Investment Advisory Agreement

On November 3, 2026, our Board approved an amendment and restatement of the Investment Advisory Agreement dated November 4, 2021 with the Adviser to reduce the base management fee rate from an annual rate of 1.25% to an annual rate of 1.00% effective January 1, 2027, and subject to the closing of the Merger.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates, including those relating to the valuation of our investment portfolio, should be read in connection with our consolidated financial statements in Part I, Item 1 of this Report, including Note 2 “Summary of Significant Accounting Policies.”

We consider the most significant accounting policies to be those related to our Investments, Revenue Recognition, Deferred Financing Costs and Debt Issuance Costs and Income Taxes. The valuation of investments is our most significant critical estimate. The most significant input is the discount rate used in yield analysis that is based on comparable market yields. Significant increases in the discount rates in isolation would result in a significantly lower fair value measurement. For a further discussion and disclosure of key inputs and considerations related to this estimate, refer to Note 5 “Fair Value Measurements” included in the notes to the consolidated financial statements in Part I, Item 1 of this Report.

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

As of September 30, 2026, approximately 99.9% of our debt investments bore floating interest rates. Based on our Consolidated Statements of Financial Condition as of September 30, 2026, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of September 30, 2026) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense(1)	Income
Up 300 basis points	$167,001	$(86,864)	$80,137
Up 200 basis points	$111,334	$(57,910)	$53,424
Up 100 basis points	$55,667	$(28,955)	$26,712
Up 25 basis points	$13,917	$(7,239)	$6,678
Down 25 basis points	$(13,917)	$7,239	$(6,678)
Down 100 basis points	$(55,667)	$28,955	$(26,712)
Down 200 basis points	$(111,225)	$57,910	$(53,315)
Down 300 basis points	$(166,415)	$86,864	$(79,551)

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2026 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred for the fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

Refer to “Part I. Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 8. Members’ Capital” in this Report, the Annual Report on Form 10-K and our Current Reports on Form 8-K filed on July 28, 2026, August 25, 2026 and September 24, 2026, for the issuance of our Class S Units for the three months ended September 30, 2026. Such issuances were part of our continuous private offering and were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.

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

On August 13, 2026, we announced a quarterly tender offer that commenced on August 14, 2026 and ended at 12:01 a.m., Eastern Time, on September 14, 2026 (the “Offer”). Because there is no secondary trading market for our Units, our Board of Directors determined, after consideration of various matters, that the Offer was in the best interests of unitholders in order to provide liquidity for our unitholders.

We have accepted for purchase approximately 8,633,441 Units at a purchase price per Unit of $17.64 which is equal to the net asset value per Unit as of September 30, 2026. Due to the oversubscription of the Offer, based on the final count by our transfer agent, we accepted for purchase on a pro rata basis approximately 43.7% of the Units validly tendered and not properly withdrawn prior to the expiration of the Offer. The number of Units that we have accepted for purchase in the Offer represents 5.0% of the total number of Units outstanding as of June 30, 2026. The payment of the purchase price of the Units tendered was promptly made in cash issued to the unitholders whose tenders were accepted for purchase by us in accordance with the terms of the Offer.

The following table sets forth information regarding repurchases of Units during the three months ended September 30, 2026:

Offer Date	Tender Offer Expiration	Purchase Price per Unit	Unit Repurchased	Aggregate Dollar Amount of Units Accepted for Repurchase (in thousands)
August 14, 2026	September 14, 2026	$17.64	8,633,441	$152,294

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits and Financial Statement Schedules

(a) Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description

2.1

Agreement and Plan of Merger, by and among North Haven Private Income Fund LLC, Sky Merger Sub LLC, North Haven Private Income Fund A LLC and MS Capital Partners Adviser Inc., dated as of October 26, 2026 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on October 26, 2026 (File No. 814-01489)).

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

North Haven Private Income Fund LLC

Dated: November 10, 2026	By:	/s/ Michael Occi
Michael Occi Director and Chief Executive Officer (Principal Executive Officer)

Dated: November 10, 2026	By:	/s/ David Pessah
David Pessah Chief Financial Officer (Principal Financial Officer)